Form 10-Q
period 2011-06-30
Otter Tail Corp
filed 2011-08-09
CIK 1466593

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	June 30, 2011

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission file number	0-53713

OTTER TAIL CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota	27-0383995
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

215 South Cascade Street, Box 496, Fergus Falls, Minnesota	56538-0496
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer X	Accelerated filer __
Non-accelerated filer __ (Do not check if a smaller reporting company)	Smaller reporting company __

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  YES__    NO X

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:

July 31, 2011 – 36,061,873 Common Shares ($5 par value)

OTTER TAIL CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Otter Tail Corporation
Consolidated Balance Sheets
(not audited)

(in thousands)	June 30, 2011	December 31, 2010

ASSETS

Current Assets
Cash and Cash Equivalents	$--	$--
Accounts Receivable:
Trade—Net	148,252	124,353
Other	14,554	19,399
Inventories	86,235	79,270
Deferred Income Taxes	12,096	11,068
Accrued Utility and Cost-of-Energy Revenues	11,818	16,323
Costs and Estimated Earnings in Excess of Billings	71,688	67,352
Income Taxes Receivable	--	4,146
Other	21,017	20,224
Assets of Discontinued Operations	2,537	93,783
Total Current Assets	368,197	435,918

Investments	12,872	9,708
Other Assets	28,581	27,356
Goodwill	69,742	69,742
Other Intangibles—Net	15,932	16,280

Deferred Debits
Unamortized Debt Expense	6,267	6,444
Regulatory Assets	114,514	127,766
Total Deferred Debits	120,781	134,210

Plant
Electric Plant in Service	1,336,640	1,332,974
Nonelectric Operations	365,642	340,167
Construction Work in Progress	56,330	42,031
Total Gross Plant	1,758,612	1,715,172
Less Accumulated Depreciation and Amortization	666,570	637,831
Net Plant	1,092,042	1,077,341

Total Assets	$1,708,147	$1,770,555
See accompanying notes to consolidated financial statements.

Otter Tail Corporation
Consolidated Balance Sheets
(not audited)

(in thousands, except share data)	June 30, 2011	December 31, 2010

LIABILITIES AND EQUITY

Current Liabilities
Short-Term Debt	$30,362	$79,490
Current Maturities of Long-Term Debt	3,340	604
Accounts Payable	121,020	113,761
Accrued Salaries and Wages	20,247	20,252
Accrued Federal and State Income Taxes	504	--
Other Accrued Taxes	8,392	11,957
Derivative Liabilities	18,683	17,991
Other Accrued Liabilities	8,464	9,546
Liabilities of Discontinued Operations	2,537	23,176
Total Current Liabilities	213,549	276,777

Pensions Benefit Liability	75,470	73,538
Other Postretirement Benefits Liability	43,187	42,372
Other Noncurrent Liabilities	20,526	21,043

Commitments (note 9)

Deferred Credits
Deferred Income Taxes	173,561	162,208
Deferred Tax Credits	34,125	44,945
Regulatory Liabilities	68,275	66,416
Other	488	556
Total Deferred Credits	276,449	274,125

Capitalization
Long-Term Debt, Net of Current Maturities	433,715	434,812

Class B Stock Options of Subsidiary	--	525

Cumulative Preferred Shares Authorized 1,500,000 Shares Without Par Value; Outstanding 2011 and 2010 – 155,000 Shares	15,500	15,500

Cumulative Preference Shares – Authorized 1,000,000 Shares Without Par Value; Outstanding - None	--	--

Common Shares, Par Value $5 Per Share—Authorized, 50,000,000 Shares;
Outstanding, 2011—36,061,173 Shares; 2010—36,002,739 Shares	180,306	180,014
Premium on Common Shares	251,530	251,919
Retained Earnings	200,839	198,443
Accumulated Other Comprehensive (Loss) Income	(2,924)	1,487
Total Common Equity	629,751	631,863

Total Capitalization	1,078,966	1,082,700

Total Liabilities and Equity	$1,708,147	$1,770,555
See accompanying notes to consolidated financial statements.

Otter Tail Corporation
Consolidated Statements of Income
(not audited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per-share amounts)	2011	2010	2011	2010

Operating Revenues
Electric	$77,977	$77,476	$169,502	$168,857
Nonelectric	238,998	173,838	428,831	325,406
Total Operating Revenues	316,975	251,314	598,333	494,263

Operating Expenses
Production Fuel - Electric	17,080	16,492	36,657	37,401
Purchased Power - Electric System Use	7,894	10,420	20,271	22,476
Electric Operation and Maintenance Expenses	28,687	29,253	57,395	57,719
Cost of Goods Sold - Nonelectric (excludes depreciation; included below)	193,830	137,012	349,539	254,496
Other Nonelectric Expenses	32,765	32,463	60,307	61,229
Asset Impairment Charge	--	19,740	--	19,740
Depreciation and Amortization	19,725	18,655	38,811	37,229
Property Taxes - Electric	2,417	2,477	4,826	4,951
Total Operating Expenses	302,398	266,512	567,806	495,241

Operating Income (Loss)	14,577	(15,198)	30,527	(978)

Other Income	1,107	552	1,828	565
Interest Charges	9,149	9,398	18,638	18,420
Income (Loss) Before Income Taxes – Continuing Operations	6,535	(24,044)	13,717	(18,833)
Income Tax Expense (Benefit) – Continuing Operations	537	(7,769)	2,085	(6,018)
Net Income (Loss) from Continuing Operations	5,998	(16,275)	11,632	(12,815)
Discontinued Operations
Income (Loss) from Discontinued Operations net of income tax expense
(benefit) of $(342), $1,227, $(364), and $1,856 for the respective periods	(422)	2,057	(360)	3,314
Gain on Disposition of Discontinued Operations net of income taxes
of $3,515 for the three and six months ended June 30, 2011	13,252	--	13,252	--
Net Income from Discontinued Operations	12,830	2,057	12,892	3,314
Total Net Income (Loss)	18,828	(14,218)	24,524	(9,501)
Preferred Dividend Requirement and Other Adjustments	506	279	690	463
Earnings Available for Common Shares	$18,322	$(14,497)	$23,834	$(9,964)

Average Number of Common Shares Outstanding—Basic	35,926,124	35,799,231	35,901,489	35,759,901
Average Number of Common Shares Outstanding—Diluted	36,163,805	35,799,231	36,139,170	35,759,901

Basic Earnings Per Common Share:
Continuing Operations (net of preferred dividend requirement)	$0.16	$(0.46)	$0.31	$(0.37)
Discontinued Operations (net of other adjustments)	0.35	0.06	0.35	0.09
	$0.51	$(0.40)	$0.66	$(0.28)

Diluted Earnings Per Common Share:
Continuing Operations (net of preferred dividend requirement)	$0.16	$(0.46)	$0.31	$(0.37)
Discontinued Operations (net of other adjustments)	0.35	0.06	0.35	0.09
	$0.51	$(0.40)	$0.66	$(0.28)

Dividends Per Common Share	$0.2975	$0.2975	$0.5950	$0.5950
See accompanying notes to consolidated financial statements.

Otter Tail Corporation
Consolidated Statements of Cash Flows
(not audited)
	Six Months Ended June 30,
(in thousands)	2011	2010
Cash Flows from Operating Activities
Net Income (Loss)	$24,524	$(9,501)
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Net Gain from Sale of Discontinued Operations	(13,252)	--
Net Loss (Income) from Discontinued Operations	360	(3,314)
Depreciation and Amortization	38,811	37,229
Asset Impairment Charge	--	19,740
Deferred Tax Credits	(1,281)	(1,358)
Deferred Income Taxes	5,611	7,547
Change in Deferred Debits and Other Assets	7,648	(858)
Change in Noncurrent Liabilities and Deferred Credits	1,230	4,471
Allowance for Equity (Other) Funds Used During Construction	(292)	--
Change in Derivatives Net of Regulatory Deferral	45	(409)
Stock Compensation Expense – Equity Awards	921	1,320
Other—Net	(243)	(389)
Cash (Used for) Provided by Current Assets and Current Liabilities:
Change in Receivables	(18,936)	(20,998)
Change in Inventories	(6,966)	(4,083)
Change in Other Current Assets	(2,594)	(15,874)
Change in Payables and Other Current Liabilities	4,727	(276)
Change in Interest Payable and Income Taxes Receivable/Payable	377	36,594
Net Cash Provided by Continuing Operations	40,690	49,841
Net Cash Provided by (Used in) Discontinued Operations	47	(422)
Net Cash Provided by Operating Activities	40,737	49,419
Cash Flows from Investing Activities
Capital Expenditures	(48,111)	(38,605)
Proceeds from Disposal of Noncurrent Assets	2,229	1,999
Net Decrease (Increase) in Other Investments	837	(808)
Net Cash Used in Investing Activities - Continuing Operations	(45,045)	(37,414)
Net Proceeds from Sale of Discontinued Operations	84,363	--
Net Cash Used in Investing Activities - Discontinued Operations	(6,065)	(960)
Net Cash Provided by (Used in) Investing Activities	33,253	(38,374)
Cash Flows from Financing Activities
Change in Checks Written in Excess of Cash	(5,937)	4,987
Net Short-Term Borrowings	(49,128)	60,002
Proceeds from Issuance of Common Stock	--	549
Proceeds from Issuance of Class B Stock of Subsidiary	--	153
Common Stock Issuance Expenses	--	(142)
Payments for Retirement of Common Stock	(152)	(401)
Payments for Retirement of Class B Stock of Subsidiary	--	(994)
Proceeds from Issuance of Long-Term Debt	2,007	95
Short-Term and Long-Term Debt Issuance Expenses	(688)	(1,598)
Payments for Retirement of Long-Term Debt	(368)	(58,693)
Dividends Paid and Other Distributions	(21,952)	(21,812)
Net Cash Used in Financing Activities - Continuing Operations	(76,218)	(17,854)
Net Cash Provided by Financing Activities - Discontinued Operations	2,552	2,241
Net Cash Used in Financing Activities	(73,666)	(15,613)
Cash and Cash Equivalents at Beginning of Period – Discontinued Operations	--	(609)
Effect of Foreign Exchange Rate Fluctuations on Cash – Discontinued Operations	(324)	136
Net Change in Cash and Cash Equivalents	--	(5,041)
Cash and Cash Equivalents at Beginning of Period	--	5,041
Cash and Cash Equivalents at End of Period	$--	$--
See accompanying notes to consolidated financial statements.

OTTER TAIL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(not audited)

In the opinion of management, Otter Tail Corporation (the Company) has included all adjustments (including normal recurring accruals) necessary for a fair presentation of the consolidated financial statements for the periods presented. The consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes as of and for the years ended December 31, 2010, 2009 and 2008 included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010. Because of seasonal and other factors, the earnings for the three month and six month periods ended June 30, 2011 should not be taken as an indication of earnings for all or any part of the balance of the year.

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

Some of the operating businesses in the Company’s Wind Energy, Manufacturing and Construction segments enter into fixed-price construction contracts. Revenues under these contracts are recognized on a percentage-of-completion basis. The method used to determine the progress of completion is based on the ratio of labor hours incurred to total estimated labor hours at the Company’s wind tower manufacturer and costs incurred to total estimated costs on all other construction projects. If a loss is indicated at a point in time during a contract, a projected loss for the entire contract is estimated and recognized. Following are the percentages of the Company’s consolidated revenues recorded under the percentage-of-completion method:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Percentage-of-Completion Revenues	33.9%	27.6%	32.8%	26.7%

The following table summarizes costs incurred and billings and estimated earnings recognized on uncompleted contracts:

	June 30,	December 31,
(in thousands)	2011	2010
Costs Incurred on Uncompleted Contracts	$464,849	$460,125
Less Billings to Date	(418,120)	(430,471)
Plus Estimated Earnings Recognized	22,085	31,231
Net Costs Incurred in Excess of Billings and Accrued Revenues on Uncompleted Contracts	$68,814	$60,885

The following amounts are included in the Company’s consolidated balance sheets. Billings in excess of costs and estimated earnings on uncompleted contracts are included in Accounts Payable:

	June 30,	December 31,
(in thousands)	2011	2010
Costs and Estimated Earnings in Excess of Billings	$71,688	$67,352
Billings in Excess of Costs and Estimated Earnings	(2,874)	(6,467)
Net Costs Incurred in Excess of Billings and Accrued Revenues on Uncompleted Contracts	$68,814	$60,885

Included in Costs and Estimated Earnings in Excess of Billings are the following Costs and Estimated Earnings in Excess of Billings at DMI Industries, Inc. (DMI), the Company’s wind tower manufacturer:

	June 30,	December 31,
(in thousands)	2011	2010
Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts - DMI	$60,410	$58,990

These amounts are related to costs incurred on wind towers in the process of completion on major contracts under which the customer is not billed until towers are completed and ready for shipment.

Warranty Reserves
The Company establishes reserves for estimated product warranty costs at the time revenue is recognized based on historical warranty experience and additionally for any known product warranty issues. Certain Company products carry one to fifteen year warranties. The warranty reserve balance was $2,956,000 as of June 30, 2011. Although the Company engages in extensive product quality programs and processes, the Company’s warranty obligations have been and may in the future be affected by product failure rates, repair or field replacement costs and additional development costs incurred in correcting product failures.

Expenses associated with remediation activities in the Wind Energy segment could be substantial. The potential exists for multiple claims based on one defect repeated throughout the production process or for claims where the cost to repair or replace the defective part is highly disproportionate to the original cost of the part. If the Company is required to cover remediation expenses in addition to regular warranty coverage, the Company could be required to accrue additional expenses and experience additional unplanned cash expenditures which could adversely affect the Company’s consolidated results of operations and financial condition.

Retainage
Accounts Receivable include the following amounts, billed under contracts by the Company’s subsidiaries, that have been retained by customers pending project completion:

	June 30,	December 31,
(in thousands)	2011	2010
Accounts Receivable Retained by Customers	$10,643	$11,848

Sales of Receivables
DMI is a party to a $40 million receivables sales agreement whereby designated customer accounts receivable may be sold to General Electric Capital Corporation on a revolving basis. The agreement is subject to renewal in March 2012. The current discount rate is 3-month LIBOR plus 4%. In compliance with guidance under ASC 860-20, Sales of Financial Assets, sales of accounts receivable are reflected as a reduction of accounts receivable in the consolidated balance sheets and the proceeds are included in the cash flows from operating activities in the consolidated statements of cash flows. Following are the amounts of accounts receivable sold and discounts, fees and commissions paid under DMI’s receivables sales agreement with General Electric Capital Corporation:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2011	2010	2011	2010
Accounts Receivable Sold	$9,092	$18,500	$28,140	$29,300
Discounts, Fees and Commissions Paid on Sale of Accounts Receivable	135	75	253	107

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

The following table presents, for each of these hierarchy levels, the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010:

June 30, 2011 (in thousands)	Level 1	Level 2	Level 3
Assets:
Investments for Nonqualified Retirement Savings Retirement Plan:
Money Market and Mutual Funds and Cash	$804	$--
Forward Gasoline Purchase Contracts	131
Forward Energy Contracts		4,832
Regulatory Asset – Deferred Mark-to-Market Losses on Forward Energy Contracts		14,646
Investments of Captive Insurance Company:
Corporate Debt Securities	8,885
Total Assets	$9,820	$19,478
Liabilities:
Forward Energy Contracts	$--	$18,683
Regulatory Liability – Deferred Mark-to-Market Gains on Forward Energy Contracts		149
Total Liabilities	$--	$18,832

December 31, 2010 (in thousands)	Level 1	Level 2	Level 3
Assets:
Investments for Nonqualified Retirement Savings Retirement Plan:
Money Market and Mutual Funds and Cash	$800	$--
Forward Gasoline Purchase Contracts	58
Forward Energy Contracts		6,875
Regulatory Asset – Deferred Mark-to-Market Losses on Forward Energy Contracts		12,054
Investments of Captive Insurance Company:
Corporate Debt Securities	8,467
Total Assets	$9,325	$18,929
Liabilities:
Forward Energy Contracts	$--	$17,991
Regulatory Liability – Deferred Mark-to-Market Gains on Forward Energy Contracts		175
Total Liabilities	$--	$18,166

Reclassifications and Changes to Presentation

The Company’s consolidated balance sheet as of December 31, 2010, and consolidated income statement and consolidated statement of cash flows for the three and six months ended June 30, 2010 reflect the reclassifications of the assets and liabilities, operating results and cash flows of Idaho Pacific Holdings, Inc. (IPH) and E.W. Wylie’s (Wylie) heavy haul and specialized shipment and transportation of wind turbine components business to discontinued operations as a result of second quarter 2011 decisions to sell IPH and to exit the heavy haul and specialized shipment and transportation of wind turbine components business. The Company reached an agreement to sell IPH on May 6, 2011. The reclassifications had no impact on the Company’s total assets, consolidated net income or cash flows for the three and six months ended June 30, 2010.

In 2011 management reported Minnesota Conservation Improvement Program (MNCIP) incentives in Operating Revenues – Electric rather than Other Income as they had been classified prior to 2011. The Company has corrected this classification resulting in the following increases in Operating Revenues and Operating Income and decreases in Other Income:

	Three Months Ended	Six Months Ended
(in thousands)	June 30, 2010	June 30, 2010
MNCIP Incentives reclassified from Other Income to Operating Revenue	$1,239	$1,601

The correction had no impact on the Company’s net income, total assets, or operating cash flows for the three and six months ended June 30, 2010.

Inventories
Inventories consist of the following:

	June 30,	December 31,
(in thousands)	2011	2010
Finished Goods	$30,519	$29,113
Work in Process	11,428	7,171
Raw Material, Fuel and Supplies	44,288	42,986
Total Inventories	$86,235	$79,270

Goodwill
The following table summarizes changes to goodwill by business segment during 2011:

(in thousands)	Balance December 31, 2010	Impairments	Balance (net of impairments) December 31, 2010	Adjustments to Goodwill in 2011	Balance (net of impairments) June 30, 2011
Electric	$240	$(240)	$--	$--	$--
Wind Energy	6,959	--	6,959	--	6,959
Manufacturing	24,445	(12,259)	12,186	--	12,186
Construction	7,630	--	7,630	--	7,630
Plastics	19,302	--	19,302	--	19,302
Health Services	23,665	--	23,665	--	23,665
Total	$82,241	$(12,499)	$69,742	$--	$69,742

Other Intangible Assets
The following table summarizes the components of the Company’s intangible assets at June 30, 2011 and December 31, 2010:

June 30, 2011 (in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Periods
Amortized Intangible Assets:
Customer Relationships	$16,811	$2,812	$13,999	15 – 25 years
Covenants Not to Compete	1,704	1,694	10	3 – 5 years
Other Intangible Assets Including Contracts	1,030	897	133	5 – 30 years
Total	$19,545	$5,403	$14,142
Nonamortized Intangible Assets:
Brand/Trade Name	$1,790	$--	$1,790
December 31, 2010 (in thousands)
Amortized Intangible Assets:
Customer Relationships	$16,811	$2,388	$14,423	15 – 25 years
Covenants Not to Compete	1,704	1,676	28	3 – 5 years
Other Intangible Assets Including Contracts	930	891	39	5 – 30 years
Total	$19,445	$4,955	$14,490
Nonamortized Intangible Assets:
Brand/Trade Name	$1,790	$--	$1,790

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2011	2010	2011	2010
Amortization Expense – Intangible Assets	$224	$263	$448	$546

(in thousands)	2011	2012	2013	2014	2015
Estimated Amortization Expense – Intangible Assets	$887	$911	$947	$947	$931

Comprehensive Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2011	2010	2011	2010
Net Income (Loss)	$18,828	$(14,218)	$24,524	$(9,501)
Other Comprehensive (Loss) Income (net-of-tax):
Reversal of Previously Recorded Foreign Currency Translation Gains	(4,422)	(676)	(3,977)	(188)
Amortization of Unrecognized Losses and Costs Related to Postretirement Benefit Programs	428	104	(442)	209
Unrealized Gain (Loss) on Available-for-Sale Securities	18	(8)	8	31
Total Other Comprehensive (Loss) Income	(3,976)	(580)	(4,411)	52
Total Comprehensive Income (Loss)	$14,852	$(14,798)	$20,113	$(9,449)

Supplemental Disclosures of Cash Flow Information

	Six Months Ended
	June 30,
(in thousands)	2011	2010
Increases in Accounts Payable Related to Capital Expenditures	$237	$745

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

Wind Energy consists of two businesses: a steel fabrication company primarily involved in the production of wind towers sold in the United States and Canada, with manufacturing facilities in North Dakota, Oklahoma and Ontario, Canada, and a trucking company headquartered in West Fargo, North Dakota, specializing in flatbed services and operating in 49 states and six Canadian provinces. Prior to the realignment of the Company’s business segments, the wind tower production company was included in Manufacturing and the trucking company was included in Other Business Operations.

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

The Company had no single external customer that accounted for 10% or more of the Company’s consolidated revenues in 2010. One customer of DMI has accounted for 11.7% of the Company’s consolidated revenues in the first six months of 2011. Substantially all of the Company’s long-lived assets are within the United States except for a wind tower manufacturing plant in Fort Erie, Ontario, Canada.

The following table presents the percent of consolidated sales revenue by country:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
United States of America	97.8%	98.6%	98.2%	97.9%
Canada	2.0%	1.2%	1.7%	2.0%
All Other Countries	0.2%	0.2%	0.1%	0.1%

The Company evaluates the performance of its business segments and allocates resources to them based on earnings contribution and return on total invested capital. Information for the business segments for three and six month periods ended June 30, 2011 and 2010 and total assets by business segment as of June 30, 2011 and December 31, 2010 are presented in the following tables:

Operating Revenue

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2011	2010	2011	2010
Electric	$78,031	$77,527	$169,627	$168,979
Wind Energy	66,253	45,714	122,527	94,375
Manufacturing	58,358	49,507	114,671	87,538
Construction	49,133	30,149	86,648	47,923
Plastics	44,373	26,739	62,851	49,826
Health Services	22,983	23,645	45,478	48,816
Corporate Revenues and Intersegment Eliminations	(2,156)	(1,967)	(3,469)	(3,194)
Total	$316,975	$251,314	$598,333	$494,263

Interest Charges

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2011	2010	2011	2010
Electric	$4,990	$5,349	$10,078	$10,619
Wind Energy	2,013	1,549	3,881	2,870
Manufacturing	1,355	1,294	2,661	2,541
Construction	227	155	447	273
Plastics	402	428	765	791
Health Services	445	280	844	525
Corporate and Intersegment Eliminations	(283)	343	(38)	801
Total	$9,149	$9,398	$18,638	$18,420

Income Tax Expense (Benefit) - Continuing Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2011	2010	2011	2010
Electric	$7	$(529)	$2,608	$4,305
Wind Energy	(2,148)	(1,615)	(3,813)	(1,524)
Manufacturing	1,529	(3,833)	3,059	(4,451)
Construction	130	(306)	(80)	(1,307)
Plastics	2,144	141	1,903	635
Health Services	339	55	748	(377)
Corporate	(1,464)	(1,682)	(2,340)	(3,299)
Total	$537	$(7,769)	$2,085	$(6,018)

Earnings Available for Common Shares

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2011	2010	2011	2010
Electric	$7,386	$4,432	$18,528	$11,923
Wind Energy	(6,535)	(2,815)	(12,946)	(2,635)
Manufacturing	2,721	(15,116)	4,988	(15,851)
Construction	184	(493)	(141)	(1,982)
Plastics	3,312	232	2,938	1,013
Health Services	458	35	1,030	(656)
Corporate	(1,712)	(2,733)	(3,133)	(4,994)
Discontinued Operations	12,508	1,961	12,570	3,218
Total	$18,322	$(14,497)	$23,834	$(9,964)

Total Assets

	June 30,	December 31,
(in thousands)	2011	2010
Electric	$1,092,111	$1,106,261
Wind Energy	181,884	172,753
Manufacturing	157,199	144,272
Construction	65,351	60,978
Plastics	94,035	73,508
Health Services	73,650	75,898
Corporate	41,380	43,102
Discontinued Operations	2,537	93,783
Total	$1,708,147	$1,770,555

3. Rate and Regulatory Matters

Minnesota

2010 General Rate Case Filing—OTP filed a general rate case on April 2, 2010 requesting an 8.01% base rate increase with a 3.8% interim rate increase request. On May 27, 2010, the Minnesota Public Utilities Commission (MPUC) issued an order accepting the filing, suspending rates, and approving an interim rate increase of 3.8% to be effective with customer usage on and after June 1, 2010. The MPUC held a hearing to decide on the issues in the rate case on March 25, 2011 and issued a written order on April 25, 2011. The MPUC authorized a revenue increase of approximately $5.0 million, or 3.76% in base rate revenues, excluding the effect of moving recovery of wind investments to base rates. The MPUC’s written order included: (1) recovery of Big Stone II costs over five years (see discussion below), (2) moving recovery of wind farm assets from rider recovery to base rate recovery, (3) transfer of a portion of MNCIP costs from rider recovery to base rate recovery, (4) transfer of the investment in two transmission lines from rider recovery to base rate recovery, and (5) changing the mechanism for providing customers with a credit for margins earned on asset-based wholesale sales of electricity from a credit to base rates to a credit to the Minnesota fuel clause adjustment (FCA). When these changes to recovery mechanisms are taken into account, the overall increase to customers will be approximately 1.6% compared to the authorized interim rate increase of 3.8%, which will result in an interim rate refund of approximately $3.9 million. OTP accrued a $2.3 million refund liability in the first quarter of 2011 and an additional $1.2 million in the second quarter of 2011 for revenue billed under interim rates from June 1, 2010 through June 30, 2011. OTP expects the refund to be distributed to Minnesota customers during the fourth quarter of 2011. Pursuant to the order, OTP’s allowed rate of return on rate base will increase from 8.33% to 8.61% and its allowed rate of return on equity will increase from 10.43% to 10.74%. OTP's rates of return will be based on a capital structure of 48.28% long term debt and 51.72% common equity. On May 16, 2011, OTP requested that the MPUC reconsider its decisions on test year pension costs, the impact of accumulated pension contributions, a sales adjustment, and clarification of the expenses related to pension and other benefits. The MPUC denied all of OTP’s petitions for reconsideration and clarification on June 23, 2011. Final rates are anticipated to become effective October 1, 2011.

OTP has a regulatory asset of $4.1 million for revenues that are eligible for recovery through the Minnesota Renewable Resource Adjustment (MNRRA) rider that have not been billed to Minnesota customers as of June 30, 2011. Except for the balance of this regulatory asset and any amount necessary to true-up amounts undercollected while the current MNRRA rider rate has been in effect, the recovery of MNRRA costs will be moved to base rates in October 2011 under the MPUC’s April 25, 2011 general rate case order.

In its April 25, 2011 general rate case order, the MPUC approved the transfer of transmission costs currently being recovered through OTP’s Minnesota Transmission Cost Recovery (TCR) rider to recovery in base rates. The transmission investments for two projects currently in the TCR will continue to be recovered through OTP’s Minnesota TCR rider until final rates go into effect in October 2011. OTP filed a request for an update to its Minnesota TCR rider on October 5, 2010. Comments and reply comments have been filed but the MPUC has not yet scheduled a hearing on the request.

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

South Dakota

2010 General Rate Case Filing—On August 20, 2010 OTP filed a general rate case with the South Dakota Public Utilities Commission (SDPUC) requesting an overall revenue increase of approximately $2.8 million, or just under 10.0%, which includes, among other things, recovery of investments and expenses related to renewable resources. On September 28, 2010 the SDPUC suspended OTP’s proposed rates for a period of 180 days to allow time to review OTP’s proposal. On January 19, 2011 OTP submitted a proposal to use current rate design to implement an interim rate in South Dakota to be effective on and after February 17, 2011. On January 26, 2011 OTP submitted an amended proposal to also use a lower interim rate increase than originally proposed. At its February 1, 2011 meeting, the SDPUC approved OTP’s request to implement interim rates using current rate design and the lower interim increase to be effective on and after February 17, 2011. On April 21, 2011, the SDPUC issued its written order approving a revenue increase of approximately $643,000 with an overall rate of return on rate base of 8.50%. Final rates went into effect on June 1, 2011.

Transmission Cost Recovery Rider—South Dakota law provides a mechanism for automatic adjustment outside of a general rate proceeding to recover jurisdictional capital and operating costs incurred by a public utility for new or modified electric transmission facilities. OTP submitted a request for an initial South Dakota TCR rider to the SDPUC on November 5, 2010. The South Dakota TCR request is expected to be on the SDPUC agenda in fall 2011.

Capacity Expansion 2020 (CapX2020)

CapX2020 is a joint initiative of 11 investor-owned, cooperative, and municipal utilities in Minnesota and the surrounding region to upgrade and expand the electric transmission grid to ensure continued reliable and affordable service. The CapX2020 companies identified four major transmission projects for the region: (1) the Fargo–Monticello 345 kiloVolt (kV) Project (the Fargo Project), (2) the Brookings–Southeast Twin Cities 345 kV Project (the Brookings Project), (3) the Bemidji – Grand Rapids Project (the Bemidji Project), and (4) the Twin Cities–LaCrosse 345 kV Project. OTP is an investor in the Fargo Project, the Brookings Project and the Bemidji Project.

On April 16, 2009 the MPUC approved Certificates of Need (CONs) for the three 345 kV Group 1 CapX2020 line projects: the Fargo Project, the Brookings Project and the Twin Cities–LaCrosse 345 kV Project.

The Fargo Project—The route permit application for the Monticello to St. Cloud portion of the Fargo Project was filed in April 2009. The MPUC approved the route permit application and issued a written order on July 12, 2010. Required permits from the Minnesota Department of Transportation, Minnesota Department of Natural Resources and the U.S. Army Corps of Engineers were received in 2010. A Transmission Capacity Exchange Agreement, allocating transmission capacity rights to owners across the Monticello to St. Cloud portion of the Fargo Project, was accepted by the Federal Energy Regulatory Commission (FERC) in the third quarter of 2010. The Monticello to St. Cloud portion of the Fargo Project is scheduled for completion in December 2011.

The Minnesota route permit application for the St. Cloud to Fargo portion of the Fargo Project was filed on October 1, 2009. Minnesota State Environmental Impact Statement (EIS) scoping meetings were held in September 2010 and public hearings were held in November 2010.The MPUC approved the route permit on June 24, 2011. Construction is expected to begin in the fall of 2011 on the line section between St. Cloud and Alexandria, Minnesota.

On October 8, 2010, OTP submitted its application for a Certificate of Public Convenience and Necessity (CPCN) from the NDPSC for the North Dakota portion of the Fargo Project. The NDPSC approved the CPCN in January 2011. The application for the North Dakota Certificate of Corridor Compatibility (CCC) was filed on December 30, 2010 and was revised in March 2011. The June 23, 2011 hearing for the North Dakota CCC application was postponed. It is expected that a route permit application will be filed with the NDPSC in the third quarter of 2011. Due to the postponement of the CCC hearing, the NDPSC will conduct a joint process going forward pertaining to the CCC and North Dakota route permit applications.

The Brookings Project—The Minnesota route permit application for the Brookings Project was filed in the fourth quarter of 2008. The MPUC approved the final line segment route permit for the Brookings Project on February 3, 2011.

An application for a South Dakota facility route permit was filed with the SDPUC on November 22, 2010. The SDPUC conducted a public hearing in January 2011 and the South Dakota route permit was approved in June 2011. The MISO board of directors granted conditional approval of the Multi-Value Project (MVP) cost allocation designation under the MISO Tariff for the Brookings Project. Once the MISO board finalizes its analysis of all of the MVP projects in its study portfolio, the MISO board will be in a position to remove the condition, which is anticipated to occur in December 2011.

The Bemidji Project—OTP serves as the lead utility for the Bemidji Project, which has an expected in-service date in late 2012. The MPUC approved the CON for this project on July 9, 2009. A route permit application was filed with the MPUC in the second quarter of 2008 and approved on October 28, 2010.  The joint state and federal EIS was published by federal agencies on September 7, 2010, and the project’s Transmission Capacity Exchange Agreement was accepted and approved by the FERC in the third quarter of 2010. On March 25, 2011, the Leech Lake Band of Ojibwe (LLBO) submitted a petition to the MPUC, requesting the revocation or suspension of the project’s route permit. The request is based on the LLBO’s allegation that it has jurisdiction to require the project to obtain its permission to cross through the historical boundaries of the Leech Lake Reservation. The owners of the Bemidji Project, including OTP, filed reply comments in opposition to the LLBO’s request. On April 25, 2011, the Bemidji Project owners filed a declaratory judgment in the U.S. District Court for Minnesota against the LLBO seeking that no consent from the LLBO is required for the project to run through the LLBO reservation boundaries since the project is located exclusively on non LLBO lands. On June 22, 2011, Federal District Judge Frank issued a preliminary injunction which ordered the LLBO to cease and desist from pursuing its claims of jurisdiction over the project in tribal court or the MPUC or from taking any other actions to interfere with the routing or construction of the project. The parties have engaged in mediated settlement discussions with the federal magistrate judge. The LLBO’s motion to dismiss the declaratory judgment action is currently scheduled to be heard on September 16, 2011.

CapX2020 Request for Advance Determination of Prudence—On October 5, 2009 OTP filed an application for an advance determination of prudence with the NDPSC for its proposed participation in three of the four Group 1 projects: the Fargo Project, the Brookings Project and the Bemidji Project. An administrative law judge conducted an evidentiary hearing on the application in May 2010. On October 6, 2010 the NDPSC adopted an order approving a settlement between OTP and intervener NDPSC advocacy staff, and issued an advance determination of prudence to OTP for participation in the three Group 1 projects. The order is subject to a number of terms and conditions in addition to the settlement agreement, including the provision of additional information on the eventual resolution of cost allocation issues relevant to the Brookings Project and its associated impact on North Dakota. On April 29, 2011, OTP filed its compliance filing with the NDPSC, seeking a determination of continued prudence for OTP’s investment in the Brookings Project. The NDPSC hearing occurred on July 25, 2011 and the NDPSC scheduled a working session for August 5, 2011 to discuss the matter.

Big Stone Air Quality Control System

The South Dakota Department of Environment and Natural Resources (DENR) determined that the Big Stone Plant is subject to Best Available Retrofit Technology (BART) requirements of the Clean Air Act (CAA), based on air dispersion modeling indicating that Big Stone’s emissions reasonably contribute to visibility impairment in national parks and wilderness areas in Minnesota, North Dakota, South Dakota and Michigan. Under the U.S. Environmental Protection Agency’s (EPA) regional haze regulations, South Dakota developed and submitted its implementation plan and associated implementation rules to the EPA on January 21, 2011. Under the South Dakota Implementation Plan, and its implementing rules that became effective in December 2010, the Big Stone Plant must install and operate a new BART compliant air quality control system to reduce emissions as expeditiously as practicable, but no later than five years after the EPA’s approval of South Dakota’s implementation plan. Although studies and evaluations are continuing, the current project cost is estimated to be approximately $490 million (OTP’s share would be $264 million). On January 14, 2011 OTP filed a petition asking the MPUC for advance determination of prudence (ADP) for the design, construction and operation of the BART compliant air quality control system at Big Stone Plant attributable to serving OTP’s Minnesota customers. On June 1, 2011, the MPUC referred the matter to the Office of Administrative Hearings for contested case proceedings before an administrative law judge (ALJ). On June 17, 2011, the ALJ entered a scheduling order that calls for evidentiary hearings from August 17-19, 2011, with an ALJ report and recommendation by September 30, 2011. Because of the Minnesota government shutdown in July 2011, these dates have changed to a hearing date of September 14-16, 2011 with an ALJ report by November 4, 2011. OTP filed an application for an ADP with the NDPSC on May 20, 2011 with a decision expected by December 20, 2011. The Big Stone Plant is currently operating within all presently applicable federal and state air quality and emission standards.

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

OTP requested recovery of the Minnesota portion of its Big Stone II development costs over a five-year period as part of its general rate case filed in Minnesota on April 2, 2010. In a written order issued on April 25, 2011, the MPUC authorized recovery of the Minnesota portion of Big Stone II generation development costs from Minnesota ratepayers over a 60-month recovery period expected to begin in October 2011. The amount of Big Stone II generation costs incurred by OTP that were deemed recoverable from Minnesota ratepayers was $3,199,000 (which excludes $3,246,000 of project transmission-related costs). Because the MPUC denied OTP an investment return on these deferred costs over the 60-month recovery period, the recoverable amount has been discounted to its present value of $2,758,000, in accordance with ASC 980, Regulated Operations, accounting requirements.

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

4. Regulatory Assets and Liabilities

As a regulated entity, OTP accounts for the financial effects of regulation in accordance with ASC 980, Regulated Operations. This accounting standard allows for the recording of a regulatory asset or liability for costs that will be collected or refunded in the future as required under regulation. The following table indicates the amount of regulatory assets and liabilities recorded on the Company’s consolidated balance sheet:

(in thousands)	June 30, 2011	December 31, 2010	Remaining Recovery/ Refund Period
Regulatory Assets - Current:
Accrued Cost-of-Energy Revenue	$525	$2,387	14 months
Regulatory Assets – Long Term:
Unrecognized Transition Obligation, Prior Service Costs and Actuarial Losses on Pensions and Other Postretirement Benefits	$71,264	$74,156	see notes
Deferred Marked-to-Market Losses	14,646	12,054	50 months
Deferred Conservation Improvement Program Costs & Accrued Incentives	7,569	6,655	24 months
Minnesota Renewable Resource Rider Accrued Revenues	4,057	6,834	33 months
Big Stone II Unrecovered Project Costs – North Dakota	2,768	3,460	25 months
Big Stone II Unrecovered Project Costs – Minnesota	2,758	6,445	63 months
Debt Reacquisition Premiums	2,664	3,107	255 months
Accumulated ARO Accretion/Depreciation Adjustment	2,434	2,218	asset lives
Deferred Income Taxes	1,644	5,785	asset lives
General Rate Case Recoverable Expenses	1,373	1,773	31 months
North Dakota Renewable Resource Rider Accrued Revenues	1,053	2,415	30 months
Big Stone II Unrecovered Project Costs – South Dakota	962	1,419	115 months
MISO Schedule 16 and 17 Deferred Administrative Costs - ND	530	717	17 months
South Dakota – Asset-Based Margin Sharing Shortfall	375	501	8 months
Minnesota Transmission Rider Accrued Revenues	252	34	18 months
Deferred Holding Company Formation Costs	165	193	36 months
Total Regulatory Assets – Long Term	$114,514	$127,766
Regulatory Liabilities:
Accumulated Reserve for Estimated Removal Costs – Net of Salvage	$63,242	$61,740	asset lives
Deferred Income Taxes	4,007	4,289	asset lives
Minnesota Transmission Rider Accrued Refund	677	--	see notes
Deferred Marked-to-Market Gains	149	175	38 months
Deferred Gain on Sale of Utility Property – Minnesota Portion	125	128	270 months
South Dakota – Nonasset-Based Margin Sharing Excess	75	84	18 months
Total Regulatory Liabilities	$68,275	$66,416
Net Regulatory Asset Position	$46,764	$63,737

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

All Deferred Marked-to-Market Gains and Losses recorded as of June 30, 2011 are related to forward purchases of energy scheduled for delivery through August 2015.

Deferred Conservation Program Costs & Accrued Incentives represent mandated conservation expenditures and incentives recoverable through retail electric rates.

Minnesota Renewable Resource Rider Accrued Revenues relate to revenues earned on qualifying 2008 through 2011 renewable resource costs incurred to serve Minnesota customers that have not been billed to Minnesota customers as of June 30, 2011.

Big Stone II Unrecovered Project Costs – North Dakota are the North Dakota share of costs incurred by OTP related to its participation in the abandoned Big Stone II generation project.

Big Stone II Unrecovered Project Costs – Minnesota are the Minnesota share of costs incurred by OTP related to its participation in the abandoned Big Stone II generation project.

Debt Reacquisition Premiums are being recovered from OTP customers over the remaining original lives of the reacquired debt issues, the longest of which is 255 months.

The Accumulated Asset Retirement Obligation (ARO) Accretion/Depreciation Adjustment will accrete and be amortized over the lives of property with asset retirement obligations.

The regulatory assets and liabilities related to Deferred Income Taxes result from changes in statutory tax rates accounted for in accordance with ASC 740, Income Taxes.

North Dakota Renewable Resource Rider Accrued Revenues relate to revenues earned on qualifying renewable resource costs incurred to serve North Dakota customers that have not been billed to North Dakota customers as of June 30, 2011.

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

No schedule has been set for the return of the June 30, 2011 Minnesota Transmission Rider Accrued Refund balance.

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

The following tables show the effect of marking to market forward contracts for the purchase and sale of electricity and the location and fair value amounts of the related derivatives reported on the Company’s consolidated balance sheets as of June 30, 2011 and December 31, 2010, and the change in the Company’s consolidated balance sheet position from December 31, 2010 to June 30, 2011:

(in thousands)	June 30, 2011	December 31, 2010
Current Asset – Marked-to-Market Gain	$4,832	$6,875
Regulatory Asset – Deferred Marked-to-Market Loss	14,646	12,054
Total Assets	19,478	18,929
Current Liability – Marked-to-Market Loss	(18,683)	(17,991)
Regulatory Liability – Deferred Marked-to-Market Gain	(149)	(175)
Total Liabilities	(18,832)	(18,166)
Net Fair Value of Marked-to-Market Energy Contracts	$646	$763

(in thousands)	Year-to-Date June 30, 2011
Fair Value at Beginning of Year	$763
Less: Amounts Realized on Contracts Entered into in 2009 and Settled in 2011	(145)
Amounts Realized on Contracts Entered into in 2010 and Settled in 2011	(6)
Changes in Fair Value of Contracts Entered into in 2009 in 2011	(14)
Changes in Fair Value of Contracts Entered into in 2010 in 2011	(72)
Net Fair Value of Contracts Entered into in 2009 and 2010 at End of Period	526
Changes in Fair Value of Contracts Entered into in 2011	120
Net Fair Value End of Period	$646

The June 30, 2011 balance of recognized but unrealized net mark-to-market gains on the forward energy and capacity purchases and sales is expected to be realized on settlement as scheduled over the following periods in the amounts listed:

(in thousands)	3rd Quarter 2011	4th Quarter 2011	2012	Total
Net Gain	$32	$145	$469	$646

The following realized and unrealized net (losses)/gains on forward energy contracts are included in electric operating revenues on the Company’s consolidated statements of income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2011	2010	2011	2010
Net Gains (Losses) on Forward Electric Energy Contracts	$139	$(24)	$131	$1,801

OTP has credit risk associated with the nonperformance or nonpayment by counterparties to its forward energy and capacity purchases and sales agreements. We have established guidelines and limits to manage credit risk associated with wholesale power and capacity purchases and sales. Specific limits are determined by a counterparty’s financial strength.

The following table provides information on OTP’s credit risk exposure on delivered and marked-to-market forward contracts as of June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
(in thousands)	Exposure	Counterparties	Exposure	Counterparties
Net Credit Risk on Forward Energy Contracts	$1,732	4	$1,129	4
Net Credit Risk to Single Largest Counterparty	$970		$585

OTP had no exposure at June 30, 2011 or December 31, 2010 to counterparties with credit ratings below investment grade. Counterparties with investment grade credit ratings have minimum credit ratings of BBB- (Standard & Poor’s), Baa3 (Moody’s) or BBB- (Fitch). The credit risk exposures include net amounts due to OTP on receivables/payables from completed transactions billed and unbilled plus marked-to-market gains/losses on forward contracts for the purchase and sale of electricity scheduled for delivery subsequent to the reporting date. Individual counterparty exposures are offset according to legally enforceable netting arrangements.

The following table provides a breakdown of OTP’s credit risk standing on forward energy contracts in a marked-to-market loss positions as of June 30, 2011 and December 31, 2010:

Current Liability – Marked-to-Market Loss (in thousands)	June 30, 2011	December 31, 2010
Loss Contracts Covered by Deposited Funds	$--	$427
Contracts Requiring Cash Deposits if OTP’s Credit Falls Below Investment Grade1	4,112	10,904
Loss Contracts with No Ratings Triggers or Deposit Requirements	14,571	6,660
Total Current Liability – Marked-to-Market Loss	$18,683	$17,991
1Certain OTP derivative energy contracts contain provisions that require an investment grade credit rating from each of the major credit rating agencies on OTP’s debt. If OTP’s debt ratings were to fall below investment grade, the counterparties to these forward energy contracts could request the immediate deposit of cash to cover contracts in net liability positions.

Contracts Requiring Cash Deposits if OTP’s Credit Falls Below Investment Grade	$4,112	$10,904
Offsetting Gains with Counterparties under Master Netting Agreements	(4,112)	(6,219)
Net Deposit Requirements on Contracts with Credit Risk Related Features	$--	$4,685
Covered by Deposited Funds	--	--
Reporting Date Deposit Requirement if Credit Risk Feature Triggered	$--	$4,685

6. Common Shares and Earnings Per Share

Common Shares
Following is a reconciliation of the Company’s common shares outstanding from December 31, 2010 through June 30, 2011:

Common Shares Outstanding, December 31, 2010	36,002,739
Issuances:
Restricted Stock Issued to Employees	24,600
Restricted Stock Issued to Nonemployee Directors	24,000
Vesting of Restricted Stock Units	16,475
Retirements:
Shares Withheld for Individual Income Tax Requirements	(6,641)
Common Shares Outstanding, June 30, 2011	36,061,173

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

Excluded from the calculation of diluted earnings per share are the following outstanding stock options which had exercise prices greater than the average market prices:

Three Months Ended June 30,	Options Outstanding	Range of Exercise Prices
2011	172,460	$24.93 – $31.34
2010	388,960	$24.93 – $31.34

Six Months Ended June 30,	Options Outstanding	Range of Exercise Prices
2011	172,460	$24.93 – $31.34
2010	388,960	$24.93 – $31.34

7. Share-Based Payments

The Company has five share-based payment programs.

Stock Incentive Awards
On April 11, 2011 the Company’s Board of Directors granted the following stock incentive awards to the Company’s non-employee directors, executive officers and key employees under the 1999 Stock Incentive Plan, as amended:

Award	Shares/Units Granted	Grant-Date Fair Value per Share	Vesting
Restricted Stock Granted to Nonemployee Directors	24,000	$22.51	25% per year through April 8, 2015
Restricted Stock Granted to Executive Officers	24,600	$22.51	25% per year through April 8, 2015
Stock Performance Awards Granted to Executive Officers	48,600	$23.61	December 31, 2013
Restricted Stock Units Granted to Employees	19,800	$18.03	100% on April 8, 2015

The restricted shares granted to the Company’s nonemployee directors and executive officers (which includes OTP’s president) are eligible for full dividend and voting rights. The grant date fair value of each share of restricted stock was the average of the high and low market price per share on the date of grant.

Under the performance share awards, the Company’s executive officers could earn up to an aggregate of 97,200 common shares based on the Company’s total shareholder return relative to the total shareholder return of the companies that comprise the Edison Electric Institute Index over the performance measurement period of January 1, 2011 through December 31, 2013. The aggregate target share award is 48,600 shares. Actual payment may range from zero to 200% of the target amount. The executive officers have no voting or dividend rights related to these shares until the shares, if any, are issued at the end of the performance period. The grant date fair value of the target amount of common shares projected to be awarded was determined under a Monte Carlo simulation valuation method. The terms of these awards are such that the entire award will be classified and accounted for as a liability, as required under ASC 718-10-25-18, and will be measured over the performance period based on the fair value of the award at the end of each reporting period subsequent to the grant date.

The grant date fair value of each restricted stock unit was based on the market value of one share of the Company’s common stock on the grant date, discounted for the value of the dividend exclusion over the four-year vesting period.

As of June 30, 2011 the remaining unrecognized compensation expense related to stock-based compensation was approximately $3.2 million (before income taxes) which will be amortized over a weighted-average period of 2.8 years.

Compensation expense recognized under the Company’s stock-based payment programs:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2011	2010	2011	2010
Employee Stock Purchase Plan (15% discount)	$72	$72	$134	$141
Restricted Stock Granted to Directors	195	158	387	298
Restricted Stock Granted to Employees	133	162	248	280
Stock Performance Awards Granted to Executive Officers	--	(65)	--	157
Restricted Stock Units Granted to Employees	70	97	153	157
Totals	$470	$424	$922	$1,033

9. Commitments and Contingencies

Electric Utility Capacity and Energy Requirements and Coal and Delivery Contracts

In the first quarter of 2011, OTP entered into additional energy purchase agreements increasing its commitments for capacity and energy requirements. Amounts of commitments for OTP’s capacity and energy requirements under agreements extending through 2032 were as follows:

Capacity and Energy Requirements (thousands)	June 30, 2011	December 31, 2010	Increase
2011	$21,268	$20,134	$1,134
2012	25,025	21,637	3,388
2013	21,868	16,492	5,376
2014	24,701	15,388	9,313
2015	18,915	12,307	6,608
Beyond 2015	78,879	78,879	--
Total	$190,656	$164,837	$25,819

OTP has contracts providing for the purchase and delivery of a significant portion of its current coal requirements. In the first half of 2011, OTP extended its contract for the purchase of coal for Hoot Lake Plant resulting in an increase in minimum purchase commitments. OTP’s current coal purchase agreements under contracts expire in 2012 and 2016. OTP is now committed to the minimum purchase, dating from January 1, 2011, or to make payments in lieu thereof in the following amounts:

Coal and Freight Purchase Commitments (thousands)	June 30, 2011	December 31, 2010	Increase
2011	$52,819	$47,122	$5,697
2012	48,692	34,958	13,734
2013	9,855	9,855	--
2014	9,854	9,854	--
2015	9,854	9,854	--
Beyond 2015	4,106	4,106	--
Total	$135,180	$115,749	$19,431

The FCA mechanism lessens the risk of loss from market price changes because it provides for recovery of most fuel costs.

Other
The Company is a party to litigation arising in the normal course of business. The Company regularly analyzes current information and, as necessary, provides accruals for liabilities that are probable of occurring and that can be reasonably estimated. The Company believes the effect on its consolidated results of operations, financial position and cash flows, if any, for the disposition of all matters pending as of June 30, 2011 will not be material.

Contingencies, by their nature, relate to uncertainties that require the Company’s management to exercise judgment both in assessing the likelihood that a liability has been incurred as well as in estimating the amount of potential loss. The most significant contingencies impacting the Company’s consolidated financial statements are those related to product warranty, environmental remediation, litigation matters, possible liquidated damages and the resolution of matters related to open tax years. Should any of these items result in a liability being incurred, the range of loss could be as high as $9.0 million. Additionally, we may become subject to significant claims of which we are unaware, or the claims of which we are aware may result in our incurring a significantly greater liability than we anticipate.

10. Short-Term and Long-Term Borrowings

The following table presents the status of our lines of credit as of June 30, 2011 and December 31, 2010:

(in thousands)	Line Limit	In Use on June 30, 2011		Restricted due to Outstanding Letters of Credit	Available on June 30, 2011	Available on December 31, 2010
Otter Tail Corporation Credit Agreement	$200,000	$16,661	1	$1,674	$181,665	$144,350
OTP Credit Agreement	170,000	16,052		1,050	152,898	144,436
Total	$370,000	$32,713	1	$2,724	$334,563	$288,786
1In use amount includes $2,351,000 assigned to the heavy haul and specialized shipment and transportation of wind turbine components business of Wylie and reflected in Liabilities of Discontinued Operations on the Company’s June 30, 2011 consolidated balance sheet.

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

On March 18, 2011 Otter Tail Corporation borrowed $1.5 million under a Partnership in Assisting Community Expansion loan to finance capital investments at Northern Pipe Products, Inc. (NPP), the Company’s PVC pipe manufacturing subsidiary located in Fargo, North Dakota. The ten-year unsecured note bears interest at 2.54% with monthly principal and interest payments through March 2021. On April 6, 2011 Otter Tail Corporation borrowed $0.5 million under a North Dakota Development Fund loan to finance additional capital investments at NPP. The seven-year unsecured note bears interest at 3.95% with monthly principal and interest payments through April 1, 2018.

The following table provides a breakdown of the assignment of the Company’s consolidated short-term and long-term debt outstanding as of June 30, 2011:

(in thousands)	OTP	Varistar	Otter Tail Corporation	Otter Tail Corporation Consolidated
Short-Term Debt – Credit Lines	$16,052		$16,661	$32,713
Long-Term Debt:
Senior Unsecured Notes 6.63%, due December 1, 2011	$90,000			$90,000
Pollution Control Refunding Revenue Bonds, Variable, 2.10% at June 30, 2011, due December 1, 2012	10,400			10,400
9.000% Notes, due December 15, 2016			$100,000	100,000
Senior Unsecured Notes 5.95%, Series A, due August 20, 2017	33,000			33,000
Grant County, South Dakota Pollution Control Refunding Revenue Bonds 4.65%, due September 1, 2017	5,090			5,090
Senior Unsecured Note 8.89%, due November 30, 2017			50,000	50,000
Senior Unsecured Notes 6.15%, Series B, due August 20, 2022	30,000			30,000
Mercer County, North Dakota Pollution Control Refunding Revenue Bonds 4.85%, due September 1, 2022	20,215			20,215
Senior Unsecured Notes 6.37%, Series C, due August 20, 2027	42,000			42,000
Senior Unsecured Notes 6.47%, Series D, due August 20, 2037	50,000			50,000
Other Obligations - Various up to 13.31% at June 30, 2011		$4,387	1,968	6,355
Total	$280,705	$4,387	$151,968	$437,060
Less:
Current Maturities	--	3,181	159	3,340
Unamortized Debt Discount	--	--	5	5
Total Long-Term Debt	$280,705	$1,206	$151,804	$433,715
Total Short-Term and Long-Term Debt (with current maturities)	$296,757	$4,387	$168,624	$469,768

11. Class B Stock Options of Subsidiary

In conjunction with the sale of IPH on May 6, 2011, all 363 outstanding IPH Class B common share options were cancelled by mutual agreement between the issuer and the holders of the options and a liability to the holders of the options was established based on the fair value of the options on May 6, 2011. The liability was assumed by the new owner of IPH. The options were adjusted to their fair value based on the fair value of an underlying share of Class B Common Stock of $2,973.90 per share on May 6, 2011. The book value of IPH Class B common share options prior to their cancellation on May 6, 2011 was based on an IPH Class B common share value of $2,085.88 per share. The $322,000 difference between the fair value and book value of the options was charged to retained earnings and earnings available for common shares were reduced by $322,000 in the second quarter of 2011.

12. Pension Plan and Other Postretirement Benefits

Pension Plan—Components of net periodic pension benefit cost of the Company's noncontributory funded pension plan are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2011	2010	2011	2010
Service Cost—Benefit Earned During the Period	$1,175	$1,247	$2,350	$2,494
Interest Cost on Projected Benefit Obligation	3,175	3,030	6,350	6,060
Expected Return on Assets	(3,538)	(3,400)	(7,075)	(6,800)
Amortization of Prior-Service Cost	100	170	200	340
Amortization of Net Actuarial Loss	650	495	1,300	990
Net Periodic Pension Cost	$1,562	$1,542	$3,125	$3,084

The Company did not make a contribution to its pension plan in the six months ended June 30, 2011 and is not currently required to make a contribution in 2011.

Executive Survivor and Supplemental Retirement Plan—Components of net periodic pension benefit cost of the Company’s unfunded, nonqualified benefit plan for executive officers and certain key management employees are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2011	2010	2011	2010
Service Cost—Benefit Earned During the Period	$21	$165	$41	$330
Interest Cost on Projected Benefit Obligation	408	418	816	836
Amortization of Prior-Service Cost	18	18	37	36
Amortization of Net Actuarial Loss	61	119	122	238
Net Periodic Pension Cost	$508	$720	$1,016	$1,440

Postretirement Benefits—Components of net periodic postretirement benefit cost for health insurance and life insurance benefits for retired OTP and corporate employees are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2011	2010	2011	2010
Service Cost—Benefit Earned During the Period	$425	$425	$850	$850
Interest Cost on Projected Benefit Obligation	850	775	1,700	1,550
Amortization of Transition Obligation	187	187	374	374
Amortization of Prior-Service Cost	50	50	100	100
Amortization of Net Actuarial Loss	213	188	426	376
Effect of Medicare Part D Expected Subsidy	(525)	(500)	(1,050)	(1,000)
Net Periodic Postretirement Benefit Cost	$1,200	$1,125	$2,400	$2,250

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

	June 30, 2011		December 31, 2010
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and Short-Term Investments	$--	$--	$--	$--
Long-Term Debt	(433,715)	(466,010)	(434,812)	(474,307)

15. Income Tax Expense (Benefit) – Continuing Operations

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2011	2010	Variance	2011	2010	Variance
Income (Loss) Before Income Taxes – Continuing Operations	$6,535	$(24,044)	$30,579	$13,717	$(18,833)	$32,550
Income Tax Expense (Benefit) - Continuing Operations	537	(7,769)	8,306	2,085	(6,018)	8,103
Effective Income Tax Rate – Continuing Operations	8.2%	32.3%		15.2%	32.0%

The increase in Income Tax Expense (Benefit) - Continuing Operations for the three months ended June 30, 2011 compared with the three months ended June 30, 2010 is mainly due to the increase in income before income taxes between the quarters, but also due to DMI deferring recognition of tax benefits in the second quarter of 2011 on the operating losses of its Canadian wind tower manufacturing company until those operations become profitable. DMI’s deferred tax benefits totaled $1.0 million in the second quarter of 2011. The Company’s effective income tax rate for the three months ended June 30, 2011 was decreased mainly as a result of recording $1.9 million in federal production tax credits (PTCs) earned on kilowatt-hours (kwh) generated from tax credit qualified wind turbines owned by OTP.

The increase in Income Tax Expense (Benefit) - Continuing Operations for the six months ended June 30, 2011 compared with the six months ended June 30, 2010 is mainly due to the increase in income before income taxes between the periods but also due to DMI deferring recognition of tax benefits in the first six months of 2011 on the operating losses of its Canadian wind tower manufacturing company until those operations become profitable. DMI’s deferred tax benefits totaled $1.8 million in the first half of 2011. The Company’s effective income tax rate for the six months ended June 30, 2011 decreased as a result of recording $3.9 million in federal PTCs earned on kwhs generated from tax credit qualified wind turbines owned by OTP.

17. Discontinued Operations

On May 6, 2011, the Company completed the sale of IPH to affiliates of Novacap Industries III, L.P. for approximately $87.0 million in cash. The proceeds from the sale, net of $3.0 million deposited in an escrow account, were used to pay down borrowings under the Otter Tail Corporation Credit Agreement. In the second quarter of 2011, Wylie decided to exit its heavy haul/specialized shipment and transportation of wind turbine components business, determining that the risks associated with continuing to provide these services outweighed any potential profits to be derived from these operations. The financial position, results of operations, and cash flows of IPH and Wylie’s specialized shipment and transportation of wind turbine components business are reported as discontinued operations in the Company’s consolidated financial statements as of June 30, 2011 and December 31, 2010, and for the three and six month periods ended June 30, 2011 and 2010. Following are summary presentations of the results of discontinued operations for the three and six month periods ended June 30, 2011 and 2010 and of the major components of assets and liabilities of discontinued operations as of June 30, 2011 and December 31, 2010:

	Three Months Ended
	June 30, 2011			June 30, 2010
(in thousands)	IPH	Wylie-Wind	Total	IPH	Wylie-Wind	Total
Operating Revenues	$7,480	$125	$7,605	$18,255	$1,917	$20,172
Income (Loss) Before Income Taxes	$966	$(1,730)	$(764)	$2,992	$292	$3,284
Gain on Disposition - Pretax	16,767	--	16,767	--	--	--
Income Tax Expense (Benefit)	3,865	(692)	3,173	1,110	117	1,227
Net Income	$13,868	$(1,038)	$12,830	$1,882	$175	$2,057

	Six Months Ended
	June 30, 2011			June 30, 2010
(in thousands)	IPH	Wylie-Wind	Total	IPH	Wylie-Wind	Total
Operating Revenues	$28,125	$5,448	$33,573	$37,170	$2,654	$39,824
Income (Loss) Before Income Taxes	$3,840	$(4,564)	$(724)	$5,123	$47	$5,170
Gain on Disposition - Pretax	16,767	--	16,767	--	--	--
Income Tax Expense (Benefit)	4,977	(1,826)	3,151	1,837	19	1,856
Net Income	$15,630	$(2,738)	$12,892	$3,286	$28	$3,314

	June 30, 2011		December 31, 2010
(in thousands)	Wylie-Wind	Total	IPH	Wylie-Wind	Total
Current Assets	$2,462	$2,462	$24,836	$2,461	$27,297
Goodwill	--	--	24,324	--	24,324
Other Intangibles - Net	--	--	10,852	--	10,852
Net Plant	75	75	30,672	638	31,310
Assets of Discontinued Operations	$2,537	$2,537	$90,684	$3,099	$93,783
Short-Term Debt	$2,351	$2,351	$--	$--	$--
Other Current Liabilities	186	186	6,839	4,150	10,989
Deferred Income Taxes	--	--	11,553	--	11,553
Long-Term Debt	--	--	634	--	634
Liabilities of Discontinued Operations	$2,537	$2,537	$19,026	$4,150	$23,176

Because IPH was a material subsidiary, the Company is providing the following pro forma summary presentations of its consolidated income statements for the years ended December 31, 2010 and 2009, reflecting the classification of IPH’s results as discontinued operations:

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

18. Subsequent Events

On July 29, 2011, OTP entered into a Note Purchase Agreement (the 2011 Note Purchase Agreement) with the Purchasers named therein, pursuant to which OTP has agreed to issue to the Purchasers in a private placement transaction $140 million aggregate principal amount of OTP’s 4.63% Senior Unsecured Notes due December 1, 2021 (the 2021 Notes).  The 2021 Notes are expected to be issued on December 1, 2011, subject to the satisfaction of certain customary conditions to closing.  OTP intends to use a portion of the proceeds of the 2021 Notes to retire $90 million aggregate principal amount of OTP’s 6.63% Senior Notes due December 1, 2011 and $10.4 million aggregate principal amount of its pollution control refunding revenue bonds due December 1, 2012.  The remaining proceeds of the 2021 Notes will be used to repay short-term debt of OTP, to pay fees and expenses related to the issuance of the 2021 Notes and for other general corporate purposes.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Following is an analysis of our operating results by business segment for the three and six month periods ended June 30, 2011 and 2010, followed by a discussion of changes in our consolidated financial position during the six months ended June 30, 2011 and our business outlook for the remainder of 2011.

Comparison of the Three Months Ended June 30, 2011 and 2010

Consolidated operating revenues were $317.0 million for the three months ended June 30, 2011 compared with $251.3 million for the three months ended June 30, 2010. Operating income was $14.6 million for the three months ended June 30, 2011 compared with an operating loss of $15.2 million for the three months ended June 30, 2010. The Company recorded diluted earnings per share from continuing operations of $0.16 for the three months ended June 30, 2011 compared to $(0.46) for the three months ended June 30, 2010 and total diluted earnings per share of $0.51 for the three months ended June 30, 2011 compared to $(0.40) for the three months ended June 30, 2010.

Amounts presented in the segment tables that follow for operating revenues, cost of goods sold and other nonelectric operating expenses for the three month periods ended June 30, 2011 and 2010 will not agree with amounts presented in the consolidated statements of income due to the elimination of intersegment transactions. The amounts of intersegment eliminations by income statement line item are listed below:

Intersegment Eliminations (in thousands)	June 30, 2011	June 30, 2010
Operating Revenues:
Electric	$54	$51
Nonelectric	2,102	1,916
Cost of Goods Sold	2,105	1,644
Other Nonelectric Expenses	51	323

Electric

	Three Months Ended
	June 30,			%
(in thousands)	2011	2010	Change	Change
Retail Sales Revenues	$67,702	$67,791	$(89)	(0.1)
Wholesale Revenues – Company Generation	3,563	5,201	(1,638)	(31.5)
Net Revenue – Energy Trading Activity	750	519	231	44.5
Other Revenues	6,016	4,016	2,000	49.8
Total Operating Revenues	$78,031	$77,527	$504	0.7
Production Fuel	17,080	16,492	588	3.6
Purchased Power – System Use	7,894	10,420	(2,526)	(24.2)
Other Operation and Maintenance Expenses	28,687	29,253	(566)	(1.9)
Depreciation and Amortization	10,020	10,038	(18)	(0.2)
Property Taxes	2,417	2,477	(60)	(2.4)
Operating Income	$11,933	$8,847	$3,086	34.9

The slight decrease in retail sales revenues included a 2.4% increase in retail kilowatt-hour (kwh) sales that was more than offset by decreases of $0.6 million in Minnesota Conservation Improvement Program (MNCIP) accrued incentives and $0.5 million in Fuel Clause Adjustment (FCA) revenues. The increase in retail kwh sales was driven by colder weather in spring 2011, as heating degree days were up 37.1% over the second quarter of 2010. FCA revenues decreased as a result of reductions in the volume and price of power purchased to serve retail load.

Wholesale electric revenues from company-owned generation decreased $1.6 million due to an 18.8% decline in wholesale kwh sales combined with a 15.7% reduction in the average price per wholesale kwh sold as a result of lower demand in wholesale markets. Net gains from energy trading activities, including net mark-to-market gains on forward energy contracts increased $0.2 million as a result of a slight increase in mark-to-market gains on Otter Tail Power Company’s (OTP) open energy contracts. Other electric operating revenues increased $2.0 million as a result of: (1) a June 2010 accrual of a $1.1 million refund of a portion of revenues collected from OTP’s Big Stone II partners, (2) a $0.7 million increase in transmission tariff and services revenue, and (3) $0.2 million in payments received by Otter Tail Energy Services Company (OTESCO) in the second quarter of 2011 for providing assistance to another regional electric utility in obtaining easements for a high voltage transmission line.

The increase in fuel costs is due to a 2.8% increase in fuel costs per kwh of generation combined with 0.7% increase in kwhs generated from OTP’s steam-powered and combustion turbine generators. The cost of purchased power for retail sales decreased $2.5 million as a result of a 26.4% decrease in kwhs purchased, partially offset by a 2.9% increase in the cost per kwh purchased. OTP used 7.6% more of its own generation to serve its retail customers in the second quarter of 2011 compared with the second quarter of 2010, due in part to a 13.5% increase in generation from company-owned wind turbines between the quarters. The decrease in other operation and maintenance expenses is mainly due to $0.7 million increase in capitalized administrative and general expenses related to an increase in construction activity between the quarters.

Wind Energy

In the second quarter of 2011, E. W. Wylie Corporation (Wylie) exited the wind-heavy haul business. Accordingly, the results of operations of Wylie’s wind-heavy haul business are reported as discontinued operations.

	Three Months Ended
	June 30,			%
(in thousands)	2011	2010	Change	Change
Wind Tower Revenues	$55,022	$35,676	$19,346	54.2
Transportation Revenues	11,231	10,038	1,193	11.9
Total Operating Revenues	$66,253	$45,714	20,539	44.9
Cost of Goods Sold	55,937	33,230	22,707	68.3
Operating Expenses	14,070	12,426	1,644	13.2
Depreciation and Amortization	2,939	2,759	180	6.5
Operating Loss	$(6,693)	$(2,701)	$(3,992)	(147.8)

The increase in revenues in our Wind Energy segment relates to the following:

●	Revenues at DMI Industries, Inc., (DMI), our manufacturer of wind towers, increased as a result of a 43.4% increase in tower production.

●
Revenues at Wylie, our flatbed trucking company, increased as a result of an 8.1% increase in miles driven by company-owned trucks combined with an increase in fuel surcharge revenues related to a 35.8% increase in the average cost per gallon of fuel consumed.

The increase in cost of goods sold in our Wind Energy segment relates to the following:

●	Cost of goods sold at DMI increased $22.7 million, reflecting $19.0 million in increased costs related to the increase in towers produced, a $1.5 million increase in outsourced quality control costs to satisfy expanded customer requirements, productivity losses of $1.3 million due to rework and underutilization of plant capacity, and $0.8 million from the absorption of higher steel costs when a supplier did not fulfill its delivery requirements.

The increase in operating expenses in our Wind Energy segment relates to the following:

●	Operating expenses at DMI were unchanged between the quarters.

●	Operating expenses at Wylie increased $1.6 million as a result of increases in labor and fuel costs related to the increase in miles driven by company-owned trucks combined with higher fuel prices.

Manufacturing

	Three Months Ended
	June 30,			%
(in thousands)	2011	2010	Change	Change
Operating Revenues	$58,358	$49,507	$8,851	17.9
Cost of Goods Sold	43,252	36,086	7,166	19.9
Operating Expenses	6,273	8,082	(1,809)	(22.4)
Asset Impairment Charge	--	19,740	(19,740)	--
Depreciation and Amortization	3,231	3,263	(32)	(1.0)
Operating Income (Loss)	$5,602	$(17,664)	$23,266	131.7

The increase in revenues in our Manufacturing segment relates to the following:

●	Revenues at BTD Manufacturing, Inc. (BTD), our metal parts stamping and fabrication company, increased $9.3 million as a result of higher sales volume due to improved customer demand.

●
Revenues at T.O. Plastics, Inc. (T.O. Plastics), our manufacturer of thermoformed plastic and horticultural products, decreased by $0.6 million due to decreases in sales volumes of all product lines except horticultural products.

●	Revenues at ShoreMaster, Inc. (ShoreMaster), our waterfront equipment business, increased $0.2 million mainly as a result of higher sales of residential products.

The increase in cost of goods sold in our Manufacturing segment relates to the following:

●	Cost of goods sold at BTD increased $7.7 million mainly as a result of increased sales volume.

●	Cost of goods sold at T.O. Plastics decreased $0.5 million as a result of the decrease in sales volume.

●	Cost of goods sold at ShoreMaster was unchanged between the quarters.

The net decrease in operating expenses in our Manufacturing segment is due to the following:

●	Operating expenses at BTD increased $0.5 million mainly due to increased salary and benefit costs related to workforce expansion.

●	Operating expenses at T.O. Plastics did not change between the quarters.

●
Operating expenses at ShoreMaster decreased $2.4 million, reflecting a $2.2 million increase to its allowance for doubtful accounts in its residential and commercial businesses in the second quarter of 2010.

ShoreMaster recorded a $19.7 million asset impairment charge in the second quarter of 2010. In light of ongoing economic uncertainty and delayed economic recovery ShoreMaster revised its sales and operating cash flow projections downward in the second quarter of 2010, which resulted in a reassessment of the carrying value of its recorded goodwill. The fair value determination indicated ShoreMaster’s goodwill and other intangible assets were 100% impaired and its long-lived assets were partially impaired.

Construction

	Three Months Ended
	June 30,			%
(in thousands)	2011	2010	Change	Change
Operating Revenues	$49,133	$30,149	$18,984	63.0
Cost of Goods Sold	45,108	27,360	17,748	64.9
Operating Expenses	3,015	3,027	(12)	(0.4)
Depreciation and Amortization	495	431	64	14.8
Operating Income (Loss)	$515	$(669)	$1,184	177.0

The increase in revenues in our Construction segment relates to the following:

●	Revenues at Foley Company, a mechanical and prime contractor on industrial projects, increased $19.8 million due to an increase in the magnitude and volume of jobs in progress.

●	Revenues at Aevenia, Inc. (Aevenia), our electrical design and construction services company, decreased $0.8 million between the quarters.

The increase in cost of goods sold in our Construction segment relates to the following:

●	Cost of goods sold at Foley Company increased $18.4 million, mainly in the areas of material and subcontractor costs related to the increase in Foley’s work volume between the quarters.

●	Cost of goods sold at Aevenia decreased $0.7 million between the quarters, commensurate with their decrease in revenues.

Plastics

	Three Months Ended
	June 30,			%
(in thousands)	2011	2010	Change	Change
Operating Revenues	$44,373	$26,739	$17,634	65.9
Cost of Goods Sold	36,220	23,942	12,278	51.3
Operating Expenses	1,436	1,225	211	17.2
Depreciation and Amortization	864	778	86	11.1
Operating Income	$5,853	$794	$5,059	637.2

Operating revenues for the Plastics segment increased as result of 50.6% increase in pounds of pipe sold combined with a 10.2% increase in the price per pound of pipe sold. The increase in costs of goods sold was directly related to the increase in pounds of pipe sold, as the cost per pound of pipe sold increased only 0.5% between the quarters. The increase in operating expenses is mainly due to an increase in commissions paid to independent sales representatives.

Health Services

	Three Months Ended
	June 30,			%
(in thousands)	2011	2010	Change	Change
Operating Revenues	$22,983	$23,645	$(662)	(2.8)
Cost of Goods Sold	15,418	18,038	(2,620)	(14.5)
Operating Expenses	4,598	4,146	452	10.9
Depreciation and Amortization	2,034	1,252	782	62.5
Operating Income	$933	$209	$724	346.4

Revenues from scanning and other related services decreased $1.2 million due to a 7.5% decrease in scans performed, partially offset by a 4.9% increase in revenue per scan, reflecting the planned discontinuance of portable x-ray services. Revenues from equipment sales increased $0.5 million due to an increase in revenues from sales of equipment used in the imaging side of the business. The decrease in cost of goods sold reflects a $2.8 million reduction in equipment rental costs directly related to efforts by the Health Services segment to right-size its fleet of imaging assets by exercising purchase options on productive imaging assets coming off lease and not renewing leases on underutilized imaging assets. As of June 30, 2011 there were 121 owned and leased assets in the fleet compared with 134 at June 30, 2010. The increase in operating expenses reflects a $0.5 million gain on the sale of fixed assets in the second quarter of 2010. No comparable gain was recorded in the second quarter of 2011. The $0.8 million increase in depreciation expense reflects an increase in owned equipment compared with a year ago.

Corporate

Corporate includes items such as corporate staff and overhead costs, the results of our captive insurance company and other items excluded from the measurement of operating segment performance. Corporate is not an operating segment. Rather it is added to operating segment totals to reconcile to totals on our consolidated statements of income.

	Three Months Ended
	June 30,			%
(in thousands)	2011	2010	Change	Change
Operating Expenses	$3,424	$3,880	$(456)	(11.8)
Depreciation and Amortization	142	134	8	6.0

The decrease in corporate operating expenses is mainly due to lower salary and employee benefit costs.

Interest Charges

Interest charges decreased $0.2 million in the second quarter of 2011 compared with the second quarter of 2010 mainly as a result of a $14.2 million decrease in the average balance of short-term debt outstanding between the quarters, due in part to the pay down of borrowings under the corporation’s line of credit facility from proceeds from the sale of Idaho Pacific Holdings, Inc. (IPH) in May 2011.

Other Income

Other income increased $0.6 million in the second quarter of 2011 compared with the second quarter of 2010, mainly as a result of increases in allowance for equity funds used during construction at OTP and a decrease in foreign currency transaction losses in the Canadian operations of DMI, between the quarters.

Income Taxes – Continuing Operations

	Three Months Ended June 30,
(in thousands)	2011	2010	Variance
Income (Loss) Before Income Taxes – Continuing Operations	$6,535	$(24,044)	$30,579
Income Tax Expense (Benefit) - Continuing Operations	537	(7,769)	8,306
Effective Income Tax Rate – Continuing Operations	8.2%	32.3%

The increase in Income Tax Expense (Benefit) - Continuing Operations for the three months ended June 30, 2011 compared with the three months ended June 30, 2010 is mainly due to the increase in income before income taxes between the quarters, but is also due to DMI deferring recognition of tax benefits in the second quarter of 2011 on the operating losses of its Canadian operations until those operations become profitable. DMI’s deferred tax benefits totaled $1.0 million in the second quarter of 2011. Our effective income tax rate for the three months ended June 30, 2011 was decreased as a result of recording $1.9 million in federal production tax credits (PTCs). Federal PTCs are recognized as wind energy is generated based on a per kwh rate prescribed in applicable federal statutes. North Dakota wind energy credits are based on dollars invested in qualifying facilities and are being recognized on a straight-line basis over 25 years.

Discontinued Operations

On May 6, 2011, we completed the sale of IPH to affiliates of Novacap Industries III, L.P. for approximately $87.0 million in cash. The proceeds from the sale, net of $3.0 million deposited in an escrow account, were used to pay down borrowings under our existing credit agreement. In the second quarter of 2011, Wylie decided to discontinue its heavy haul and specialized shipment and transportation of wind turbine components business. The results of operations of IPH and of Wylie’s wind turbine component transport business are reported as discontinued operations in our consolidated statements of income for the three months ended June 30, 2011 and 2010 as summarized in the table below:

	Three Months Ended
	June 30, 2011			June 30, 2010
(in thousands)	IPH	Wylie-Wind	Total	IPH	Wylie-Wind	Total
Operating Revenues	$7,480	$125	$7,605	$18,255	$1,917	$20,172
Income (Loss) Before Income Taxes	$966	$(1,730)	$(764)	$2,992	$292	$3,284
Gain on Disposition - Pretax	16,767	--	16,767	--	--	--
Income Tax Expense (Benefit)	3,865	(692)	3,173	1,110	117	1,227
Net Income	$13,868	$(1,038)	$12,830	$1,882	$175	$2,057

Comparison of the Six Months Ended June 30, 2011 and 2010

Consolidated operating revenues were $598.3 million for the six months ended June 30, 2011 compared with $494.3 million for the six months ended June 30, 2010. Operating income was $30.5 million for the six months ended June 30, 2011 compared with an operating loss of $1.0 million for the six months ended June 30, 2010. The Company recorded diluted earnings per share from continuing operations of $0.31 for the six months ended June 30, 2011 compared to $(0.37) for the six months ended June 30, 2010 and total diluted earnings per share of $0.66 for the six months ended June 30, 2011 compared to $(0.28) for the six months ended June 30, 2010.

Amounts presented in the segment tables that follow for operating revenues, cost of goods sold and other nonelectric operating expenses for the six month periods ended June 30, 2011 and 2010 will not agree with amounts presented in the consolidated statements of income due to the elimination of intersegment transactions. The amounts of intersegment eliminations by income statement line item are listed below:

Intersegment Eliminations (in thousands)	June 30, 2011	June 30, 2010
Operating Revenues:
Electric	$125	$122
Nonelectric	3,344	3,072
Cost of Goods Sold	3,160	2,725
Other Nonelectric Expenses	309	469

Electric

	Six Months Ended
	June 30,			%
(in thousands)	2011	2010	Change	Change
Retail Sales Revenues	$150,605	$149,166	$1,439	1.0
Wholesale Revenues – Company Generation	6,299	9,193	(2,894)	(31.5)
Net Revenue – Energy Trading Activity	978	2,526	(1,548)	(61.3)
Other Revenues	11,745	8,094	3,651	45.1
Total Operating Revenues	$169,627	$168,979	$648	0.4
Production Fuel	36,657	37,401	(744)	(2.0)
Purchased Power – System Use	20,271	22,476	(2,205)	(9.8)
Other Operation and Maintenance Expenses	57,395	57,719	(324)	(0.6)
Depreciation and Amortization	20,059	20,075	(16)	(0.1)
Property Taxes	4,826	4,951	(125)	(2.5)
Operating Income	$30,419	$26,357	$4,062	15.4

The increase in retail sales revenues mainly is due to the following: (1) a $3.5 million increase in revenues due to a 3.1% increase in retail kwh sales driven by colder weather, as heating degree days were up 17.0% in the first half of 2011, (2) a $2.5 million increase from interim rates implemented in Minnesota in June 2010, and (3) a $1.1 million increase in Minnesota CIP surcharge revenues, offset by (4) a $3.5 million reduction in revenue related to a Minnesota interim rate refund accrued in the first half of 2011 for excess amounts collected under interim rates in effect since June 2010, and (5) a decrease in FCA revenues related to the $2.2 million reduction in purchased power costs to serve retail load.

Wholesale electric revenues from company-owned generation decreased $2.9 million as a result of a 21.5% decrease in revenue per wholesale kwh sold combined with a 12.7% decrease in wholesale kwh sales related to decreases in wholesale market prices and demand. Net gains from energy trading activities, including net mark-to-market gains on forward energy contracts decreased $1.5 million as a result of a reduction in mark-to-market gains on open energy contracts combined with a reduction in the volume of long-term forward energy contracts entered into in 2011. Other electric operating revenues increased $3.7 million as a result of: (1) a $1.4 million increase in transmission tariff and services revenue between the periods, (2) $1.2 million in payments from another regional electric utility to OTESCO in 2011 for access rights and assistance in obtaining easements for a high voltage transmission line on a wind farm site where OTESCO owns development rights, and (3) a June 2010 accrual of a $1.1 million refund of a portion of revenues collected from OTP’s Big Stone II partners.

The decrease in fuel costs is due to a 5.5% decrease in kwhs generated from OTP’s steam-powered and combustion turbine generators, partially offset by a 3.7% increase in the cost of fuel per kwh generated. The cost of purchased power for retail sales decreased $2.2 million as a result of a 24.2% decrease in the cost per kwh purchased due to lower market prices for electricity, partially offset by an 18.9% increase in kwhs purchased. The increase in kwhs purchased was due to a 1.3% decrease in kwhs generated for retail customers combined with a 3.1% increase in retail kwh sales.

Wind Energy

	Six Months Ended
	June 30,			%
(in thousands)	2011	2010	Change	Change
Wind Tower Revenues	$102,010	$76,604	$25,406	33.2
Transportation Revenues	20,517	17,771	2,746	15.5
Total Operating Revenues	$122,527	$94,375	28,152	29.8
Cost of Goods Sold	103,728	66,657	37,071	55.6
Operating Expenses	25,933	23,078	2,855	12.4
Depreciation and Amortization	5,583	5,476	107	2.0
Operating Loss	$(12,717)	$(836)	$(11,881)	--

The increase in revenues in our Wind Energy segment relates to the following:

●	Revenues at DMI increased as a result of a 38.8% increase in tower production.

●
Revenues at Wylie increased $2.7 million including: (1) $2.2 million related to a 6.9% increase in miles driven by company-owned trucks combined with an increase in fuel surcharge revenues related to a 34.5% increase in the average cost per gallon of fuel consumed, and (2) a $0.5 million increase in brokerage revenues.

The increase in cost of goods sold in our Wind Energy segment relates to the following:

●	Cost of goods sold at DMI increased $37.1 million reflecting $23.6 million in increased costs related to the increase in towers produced, productivity losses of $9.3 million due to rework and underutilization of plant capacity, a $3.1 million increase in outsourced quality control costs to satisfy expanded customer requirements, and $1.1 million from the absorption of higher steel costs when a supplier did not fulfill its delivery requirements.

The increase in operating expenses in our Wind Energy segment relates to the following:

●	Operating expenses at DMI increased $0.1 million between the periods.

●
Operating expenses at Wylie increased $2.8 million as a result of a $2.3 million increase in fuel costs related to higher fuel prices and an increase in miles driven by company-owned trucks, and a $0.5 million increase in brokerage settlements.

Manufacturing

	Six Months Ended
	June 30,			%
(in thousands)	2011	2010	Change	Change
Operating Revenues	$114,671	$87,538	$27,133	31.0
Cost of Goods Sold	86,325	64,945	21,380	32.9
Operating Expenses	11,240	14,082	(2,842)	(20.2)
Asset Impairment Charge	--	19,740	(19,740)	--
Depreciation and Amortization	6,401	6,529	(128)	(2.0)
Operating Income (Loss)	$10,705	$(17,758)	$28,463	160.3

The increase in revenues in our Manufacturing segment relates to the following:

●	Revenues at BTD increased $24.4 million as a result of higher sales volume due to improved customer demand.

●	Revenues at T.O. Plastics increased by $1.4 million due to increased sales of horticultural and industrial products.

●	Revenues at ShoreMaster increased $1.3 million mainly as a result of higher sales of residential products due to improving dealer confidence and expanded distribution in Canada.

The increase in cost of goods sold in our Manufacturing segment relates to the following:

●	Cost of goods sold at BTD increased $19.3 million mainly as a result of increased sales volume.

●	Cost of goods sold at T.O. Plastics increased $0.9 million as a result of the increase in sales of horticultural and industrial products.

●	Cost of goods sold at ShoreMaster increased $1.2 million related to an increase in sales of residential products and inventory write downs on discounted products.

The decrease in operating expenses in our Manufacturing segment is due to the following:

●	Operating expenses at BTD increased $0.7 million mainly due to increased salary and benefit costs related to workforce expansion.

●	Operating expenses at T.O. Plastics increased $0.2 million due to increased salary and benefit costs.

●
Operating expenses at ShoreMaster decreased $3.8 million, reflecting a $2.9 million increase to its allowance for doubtful accounts in its residential and commercial businesses in the first half of 2010, a $0.7 million decrease in sales, marketing and benefit expenses and a $0.2 million gain on the sale of fixed assets in the first half of 2010.

ShoreMaster recorded a $19.7 million asset impairment charge in the second quarter of 2010. In light of ongoing economic uncertainty and delayed economic recovery ShoreMaster revised its sales and operating cash flow projections downward in the second quarter of 2010, which resulted in a reassessment of the carrying value of its recorded goodwill. The fair value determination indicated ShoreMaster’s goodwill and other intangible assets were 100% impaired and its long-lived assets were partially impaired.

Construction

	Six Months Ended
	June 30,			%
(in thousands)	2011	2010	Change	Change
Operating Revenues	$86,648	$47,923	$38,725	80.8
Cost of Goods Sold	79,397	43,783	35,614	81.3
Operating Expenses	6,121	6,242	(121)	(1.9)
Depreciation and Amortization	940	956	(16)	(1.7)
Operating Income (Loss)	$190	$(3,058)	$3,248	106.2

The increase in revenues in our Construction segment relates to the following:

●	Revenues at Foley Company increased $39.4 million due to an increase in the magnitude and volume of jobs in progress.

●	Revenues at Aevenia decreased $0.7 million between the periods.

The increase in cost of goods sold in our Construction segment relates to the following:

●	Cost of goods sold at Foley Company increased $36.1 million, mainly in the areas of material and subcontractor costs related to the increase in Foley’s work volume between the periods.

●	Cost of goods sold at Aevenia decreased $0.5 million between the periods, commensurate with their decrease in revenues.

Plastics

	Six Months Ended
	June 30,			%
(in thousands)	2011	2010	Change	Change
Operating Revenues	$62,851	$49,826	$13,025	26.1
Cost of Goods Sold	52,940	43,432	9,508	21.9
Operating Expenses	2,657	2,422	235	9.7
Depreciation and Amortization	1,667	1,559	108	6.9
Operating Income	$5,587	$2,413	$3,174	131.5

Operating revenues for the Plastics segment increased as result of 17.9% increase in pounds of pipe sold combined with a 6.9% increase in the price per pound of pipe sold. The increase in costs of goods sold was due to the increase in pounds of pipe sold combine with a 3.3% increase in the cost per pound of pipe sold. The increase in operating expenses is mainly due to an increase in commissions paid to independent sales representatives.

Health Services

	Six Months Ended
	June 30,			%
(in thousands)	2011	2010	Change	Change
Operating Revenues	$45,478	$48,816	$(3,338)	(6.8)
Cost of Goods Sold	30,309	38,404	(8,095)	(21.1)
Operating Expenses	9,272	8,762	510	5.8
Depreciation and Amortization	3,881	2,356	1,525	64.7
Operating Income (Loss)	$2,016	$(706)	$2,722	385.6

Revenues from scanning and other related services decreased $3.2 million due to a 12.7% decrease in scans performed, partially offset by a 7.1% increase in revenue per scan, reflecting the planned discontinuance of portable x-ray services. Revenues from equipment sales decreased $0.1 million. The decrease in cost of goods sold includes a $1.4 million reduction in material and service labor costs and a $6.4 million reduction in equipment rental costs directly related to efforts by the Health Services segment to right-size its fleet of imaging assets by exercising purchase options on productive imaging assets coming off lease and not renewing leases on underutilized imaging assets. As of June 30, 2011 there were 121 owned and leased assets in the fleet compared with 134 at June 30, 2010. The increase in operating expenses reflects a $0.7 million gain on the sale of fixed assets in the first half 2010. No comparable gain was recorded in the first half 2011. The increase in depreciation expense reflects an increase in owned equipment compared with a year ago.

Corporate

Corporate includes items such as corporate staff and overhead costs, the results of our captive insurance company and other items excluded from the measurement of operating segment performance. Corporate is not an operating segment. Rather it is added to operating segment totals to reconcile to totals on our consolidated statements of income.

	Six Months Ended
	June 30,			%
(in thousands)	2011	2010	Change	Change
Operating Expenses	$5,393	$7,112	$(1,719)	(24.2)
Depreciation and Amortization	280	278	2	0.7

The decrease in corporate operating expenses is due to lower salary and employee benefit costs and reduced expenses for professional and other contracted services.

Other Income

Other income increased $1.3 million in the first six months of 2011 compared with the first six months of 2010 as a result of increases in interest revenue and allowance for equity funds used during construction at OTP and a decrease in foreign currency transaction losses in the Canadian operations of DMI between the periods.

Income Taxes – Continuing Operations

	Six Months Ended June 30,
(in thousands)	2011	2010	Variance
Income (Loss) Before Income Taxes – Continuing Operations	$13,717	$(18,833)	$32,550
Income Tax Expense (Benefit) - Continuing Operations	2,085	(6,018)	8,103
Effective Income Tax Rate – Continuing Operations	15.2%	32.0%

The increase in Income Tax Expense (Benefit) - Continuing Operations for the six months ended June 30, 2011 compared with the six months ended June 30, 2010 is mainly due to the increase in income before income taxes between the periods but is also due to DMI deferring recognition of tax benefits in the first six months of 2011 on the operating losses of its Canadian wind tower manufacturing company until those operations become profitable. DMI’s deferred tax benefits totaled $1.8 million in the first half of 2011. Our effective income tax rate for the six months ended June 30, 2011 was decreased as a result of recording $3.9 million in federal PTCs. Federal PTCs are recognized as wind energy is generated based on a per kwh rate prescribed in applicable federal statutes. North Dakota wind energy credits are based on dollars invested in qualifying facilities and are being recognized on a straight-line basis over 25 years.

Discontinued Operations

The results of operations of IPH and of Wylie’s wind turbine component transport business are reported as discontinued operations in our consolidated statements of income for the six months ended June 30, 2011 and 2010 as summarized in the table below:

	Six Months Ended
	June 30, 2011			June 30, 2010
(in thousands)	IPH	Wylie-Wind	Total	IPH	Wylie-Wind	Total
Operating Revenues	$28,125	$5,448	$33,573	$37,170	$2,654	$39,824
Income (Loss) Before Income Taxes	$3,840	$(4,564)	$(724)	$5,123	$47	$5,170
Gain on Disposition - Pretax	16,767	--	16,767	--	--	--
Income Tax Expense (Benefit)	4,977	(1,826)	3,151	1,837	19	1,856
Net Income	$15,630	$(2,738)	$12,892	$3,286	$28	$3,314

FINANCIAL POSITION

The following table presents the status of our lines of credit as of June 30, 2011 and December 31, 2010:

(in thousands)	Line Limit	In Use on June 30, 2011		Restricted due to Outstanding Letters of Credit	Available on June 30, 2011	Available on December 31, 2010
Otter Tail Corporation Credit Agreement	$200,000	$16,661	1	$1,674	$181,665	$144,350
OTP Credit Agreement	170,000	16,052		1,050	152,898	144,436
Total	$370,000	$32,713	1	$2,724	$334,563	$288,786
1In use amount includes $2,351,000 assigned to the heavy haul and specialized shipment and transportation of wind turbine components business of Wylie and reflected in Liabilities of Discontinued Operations on the Company’s June 30, 2011 consolidated balance sheet.

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

DMI is party to a $40 million receivable sales agreement whereby designated customer accounts receivable may be sold to General Electric Capital Corporation on a revolving basis. The agreement is subject to renewal in March 2012. The current discount rate is 3-month LIBOR plus 4%. Accounts receivable totaling $28.1 million were sold in the first half of 2011. Discounts, fees and commissions charged to operating expense for the six months ended June 30, 2011 and 2010 were $253,000 and $107,000, respectively. The balance of receivables sold that was outstanding to the buyer as of June 30, 2011 was $13.0 million. The sales of these accounts receivable are reflected as a reduction of accounts receivable in our consolidated balance sheets and the proceeds are included in the cash flows from operating activities in our consolidated statement of cash flows.

Cash provided by operating activities from continuing operations was $40.7 million for the six months ended June 30, 2011 compared with cash provided by operating activities from continuing operations of $49.8 million for the six months ended June 30, 2010. The $9.1 million decrease in cash provided by operating activities from continuing operations reflects an $18.8 million increase in cash used for working capital items between the periods, offset by a $4.7 million increase in net income from continuing operations, net of the $19.7 million non-cash impairment charge recorded in the second quarter of 2010, and a $6.6 million increase in cash from changes in deferred income taxes and other deferred debits.

Net cash used in investing activities of continuing operations was $45.0 million for the six months ended June 30, 2011 compared to $37.4 million for the six months ended June 30, 2010. Cash used for capital expenditures at the electric utility increased $6.8 million between the periods mainly related to expenditures for the Fargo to St. Cloud and Bemidji to Grand Rapids CapX2020 transmission line construction projects.

Net cash used in financing activities from continuing operations increased $58.4 million in the six months ended June 30, 2011 compared with the six months ended June 30, 2010 mainly due to a $61.4 million decrease in short-term borrowings and checks issued in excess of cash, net of a decrease in cash used to retire long-term debt between the periods. We paid $58.7 million to retire long-term debt in the first half of 2010 but increased short-term borrowings by $60.0 million over the same period. Cash used to repay short-term borrowings and checks written in excess of cash totaled $55.1 million in the first half of 2011. The cash used to pay down short-term debt in the first half of 2011 came from $84.4 million in net proceeds from the sale of IPH in May 2011.

Our contractual obligations reported in the table on page 56 of our Annual Report on Form 10-K for the year ended December 31, 2010 have increased by $45.2 million: Our “Capacity and Energy Requirements” have increased by $1.1 million for 2011, $8.8 million for 2012 and 2013, and $15.9 million for 2014 and 2015 related to long-term power purchase agreements entered into with a regional generator and supplier in the first quarter of 2011. Our “Coal Contracts (required minimums)” have increased by $5.7 million in 2011 and $13.7 million in 2012 related to an expansion and extension of an agreement to supply coal to OTP’s Hoot Lake Plant.

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

On March 18, 2011 we borrowed $1.5 million under a Partnership in Assisting Community Expansion loan to finance capital investments at Northern Pipe Products, Inc. (NPP), our PVC pipe manufacturing subsidiary located in Fargo, North Dakota. The ten-year unsecured note bears interest at 2.54% with monthly principal and interest payments through March 2021. On April 6, 2011 we borrowed $0.5 million under a North Dakota Development Fund loan to finance additional capital investments at NPP. The seven-year unsecured note bears interest at 3.95% with monthly principal and interest payments through April 1, 2018.

On July 29, 2011, OTP entered into a Note Purchase Agreement (the 2011 Note Purchase Agreement) with the Purchasers named therein, pursuant to which OTP has agreed to issue to the Purchasers in a private placement transaction $140 million aggregate principal amount of OTP’s 4.63% Senior Unsecured Notes due December 1, 2021 (the 2021 Notes).  The 2021 Notes are expected to be issued on December 1, 2011, subject to the satisfaction of certain customary conditions to closing.  OTP intends to use a portion of the proceeds of the 2021 Notes to retire $90 million aggregate principal amount of OTP’s 6.63% Senior Notes due December 1, 2011 (the 2011 Notes) and $10.4 million aggregate principal amount of its pollution control refunding revenue bonds due December 1, 2012. The 2011 Notes remain classified as long-term debt because OTP has made arrangements to refinance this debt with borrowings under the 2011 Note Purchase Agreement

The note purchase agreement relating to the 2011 Notes, as amended (the 2001 Note Purchase Agreement), the note purchase agreement relating to our $50 million 8.89% senior note due November 30, 2017, as amended (the Cascade Note Purchase Agreement), the note purchase agreement relating to OTP’s $155 million senior unsecured notes issued in four series consisting of $33 million aggregate principal amount of 5.95% Senior Unsecured Notes, Series A, due 2017; $30 million aggregate principal amount of 6.15% Senior Unsecured Notes, Series B, due 2022; $42 million aggregate principal amount of 6.37% Senior Unsecured Notes, Series C, due 2027; and $50 million aggregate principal amount of 6.47% Senior Unsecured Notes, Series D, due 2037, as amended (the 2007 Note Purchase Agreement) and the 2011 Note Purchase Agreement each states that the applicable obligor may prepay all or any part of the notes issued thereunder (in an amount not less than 10% of the aggregate principal amount of the notes then outstanding in the case of a partial prepayment) at 100% of the principal amount prepaid, together with accrued interest and a make-whole amount. Each of the Cascade Note Purchase Agreement, the 2001 Note Purchase Agreement and the 2011 Note Purchase Agreement states in the event of a transfer of utility assets put event, the noteholders thereunder have the right to require the applicable obligor to repurchase the notes held by them in full, together with accrued interest and a make-whole amount, on the terms and conditions specified in the respective note purchase agreements. The 2007 Note Purchase Agreement and the 2011 Note Purchase Agreement each also states that OTP must offer to prepay all of the outstanding notes issued thereunder at 100% of the principal amount together with unpaid accrued interest in the event of a change of control of OTP. The 2001 Note Purchase Agreement, the 2007 Note Purchase Agreement, the Cascade Note Purchase Agreement and the 2011 Note Purchase Agreement each contains a number of restrictions on the applicable obligor and its subsidiaries. These include restrictions on the obligor’s ability and the ability of the obligor’s subsidiaries to merge, sell assets, create or incur liens on assets, guarantee the obligations of any other party, and engage in transactions with related parties. Our obligations under the Cascade Note Purchase Agreement are guaranteed by certain of our material subsidiaries. Cascade owned approximately 9.6% of the Company’s outstanding common stock as of December 31, 2010.

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

Financial Covenants
As of June 30, 2011 the Company and OTP were each in compliance with the financial statement covenants that existed in their respective debt agreements.

No Credit or Note Purchase Agreement contains any provisions that would trigger an acceleration of the related debt as a result of changes in the credit rating levels assigned to the related obligor by rating agencies.

Our and OTP’s borrowing agreements require us and OTP, respectively, to comply with certain financial covenants, and upon the issuance of the 2021 Notes, the 2011 Note Purchase Agreement will require OTP to comply with similar covenants. Specifically:

●
Under the Otter Tail Corporation Credit Agreement, we may not permit the ratio of our Interest-bearing Debt to Total Capitalization to be greater than 0.60 to 1.00 or permit our Interest and Dividend Coverage Ratio to be less than 1.50 to 1.00 (each measured on a consolidated basis), as provided in the Credit Agreement. As of June 30, 2011 our Interest and Dividend Coverage Ratio calculated under the requirements of the Otter Tail Corporation Credit Agreement was 1.57 to 1.00.

●
Under the Cascade Note Purchase Agreement, we may not permit our ratio of Consolidated Debt to Consolidated Total Capitalization to be greater than 0.60 to 1.00 or our Interest Charges Coverage Ratio to be less than 1.50 to 1.00 (each measured on a consolidated basis), permit the ratio of OTP’s Debt to OTP’s Total Capitalization to be greater than 0.60 to 1.00, or permit Priority Debt to exceed 20% of Varistar Consolidated Total Capitalization, as provided in the Cascade Note Purchase Agreement. As of June 30, 2011 our Interest Charges Coverage Ratio calculated under the requirements of the Cascade Note Purchase Agreement was 1.51 to 1.00

●
Under the OTP Credit Agreement and, upon the issuance of the 2021 Notes, under the 2011 Note Purchase Agreement, OTP may not permit the ratio of its Interest-bearing Debt to Total Capitalization to be greater than 0.60 to 1.00 or permit its Interest and Dividend Coverage Ratio to be less than 1.50 to 1.00, as provided in the related agreement. As of June 30, 2011 OTP’s Interest and Dividend Coverage Ratio calculated under the requirements of each such agreement was 3.40 to 1.00.

●
Under the 2001 Note Purchase Agreement, the 2007 Note Purchase Agreement and the financial guaranty insurance policy with Ambac Assurance Corporation relating to certain pollution control refunding bonds, OTP may not permit the ratio of its Consolidated Debt to Total Capitalization to be greater than 0.60 to 1.00 or permit its Interest and Dividend Coverage Ratio (or, in the case of the 2001 Note Purchase Agreement, its Interest Charges Coverage Ratio) to be less than 1.50 to 1.00, in each case as provided in the related borrowing or insurance agreement. In addition, under the 2001 Note Purchase Agreement, the 2007 Note Purchase Agreement and, upon the issuance of the 2021 Notes, under the 2011 Note Purchase Agreement, OTP may not permit its Priority Debt to exceed 20% of its Total Capitalization, as provided in the related agreement. As of June 30, 2011 OTP’s Interest and Dividend Coverage Ratio and Interest Charges Coverage Ratio, calculated under the requirements of each such agreement was 3.40 to 1.00.

As of June 30, 2011 our interest-bearing debt to total capitalization was 0.42 to 1.00 on a fully consolidated basis and 0.48 to 1.00 for OTP.

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

2011 BUSINESS OUTLOOK

The following updated guidance considers the cyclical nature of some of our businesses and reflects challenges presented by current economic conditions and our plans and strategies for improving future operating results.

Our updated 2011 earnings per share guidance range is as follows:

2011 Earnings Per Share Guidance Range
	Previous Guidance		Current Guidance
	Low	High	Low	High
Electric	$.99	$1.04	$1.01	$1.06
Wind Energy	(.40)	(.25)	(.80)	(.50)
Manufacturing	.25	.29	.25	.30
Construction	.05	.08	.05	.08
Plastics	.05	.08	.10	.13
Health Services	.00	.04	.01	.05
Corporate	(.20)	(.18)	(.20)	(.18)
Total – Continuing Operations	$.74	$1.10	$.42	$.94
Earnings – Discontinued Operations:
IPH	.06	.07	.07	.07
E.W. Wylie Heavy Haul - Wind			(.12)	(.08)
Gain on Sale of IPH	.35	.38	.35	.37
Total	$1.15	$1.55	$.72	$1.30

Contributing to our earnings guidance for 2011 are the following items:

●
We expect an increase in net income from our Electric segment in 2011 compared to 2010 and from previously announced guidance. This is based on anticipated sales growth and rate and rider recovery increases, an increase in capitalized interest costs related to larger construction expenditures and reductions in operating and maintenance expense in 2011 due to lower benefit costs.

●	Our 2011 earnings guidance for our Wind Energy segment reflects the following factors:

o
We expect losses at DMI resulting from productivity challenges, a decrease in the number of towers produced, increased price pressure on new orders, and potential exposure to liquidated damages, warranty claims, or remediation costs related to past production issues. We anticipate that tower production for the remainder of 2011 will decrease from previous forecasts. This forecast decrease in tower demand primarily results from a general softening in the wind industry. The resulting decrease in production levels will offset productivity gains achieved over the past quarter and increase the fixed charge allocation to the remaining towers produced. Additionally, DMI continues to face pressures to reduce price due to over capacity in the U.S. market, and significantly lower steel costs available to Asian manufacturers.

o
We exited Wylie’s wind-heavy haul business in the second quarter of 2011. Accordingly, the results of operations from this part of the business have been reclassified to discontinued operations. We expect the continuing flatbed trucking operations to be near breakeven levels for 2011

	o	Backlog in the Wind Energy segment is $82 million for 2011 compared with $68 million one year ago.

●
We expect earnings from our Manufacturing segment to increase from our original 2011 guidance as a result of increased order volume and continuing improvement in economic conditions in the industries BTD serves. ShoreMaster is expecting significantly improved performance as a result of bringing costs in line with current revenue levels and absent last year’s $15.6 million net-of-tax noncash impairment charge. T.O. Plastics is expected to have slightly better earnings in 2011 compared with 2010. Backlog for the manufacturing companies for 2011 is approximately $62 million compared with $47 million one year ago.

●
We expect higher net income from our Construction segment in 2011 as the economy improves and the construction companies record earnings on a higher volume of jobs in progress. Backlog for the construction businesses is $84 million for 2011 compared with $65 million one year ago.

●	We are increasing our earnings expectations for our Plastics segment given its strong second quarter 2011 performance.

●	We expect a slight increase in earnings from our previously issued guidance for our Health Services segment in 2011 as the benefits of implementing its asset reduction plan continue to be realized.

●	Corporate general and administrative costs are expected to decrease in 2011, compared with 2010, as a result of recent reductions in employee count and associated decreases in benefit costs.

●
The net earnings and the gain on sale of IPH are now reflective of the actual results as the sale of the business closed in May 2011. In addition, we exited the wind-heavy haul operations of E.W. Wylie in the second quarter of 2011. The net loss reflected in the guidance table is the result of actual operating activity of this business and an estimate of any other potential costs that could occur as the business winds down. There was no gain or loss incurred on disposal of the asset fleet associated with Wylie’s wind-heavy haul business.

The sale of IPH was a strategic decision by management to monetize a currently strong earning asset and use the proceeds to pay down short-term borrowings. This frees up liquidity going forward for upcoming Electric segment capital investments and helps ease the need to rely on the capital markets to fully fund these expenditures. We will continue to review our portfolio to see where additional opportunities exist to improve our risk profile, improve credit metrics and generate additional sources of cash to support the future capital expenditure plans of our Electric segment. Future IPH earnings forfeited through the sale of IPH are expected to be replaced by increased utility earnings over the next three years as the utility makes investments in its current capital plan. This will result in a larger percentage of the corporation’s earnings coming from its most stable and relatively predictable business, OTP, and is consistent with the strategy to grow this business given its current investment opportunities.

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

Execution on the currently anticipated electric utility capital expenditure plan is expected to grow rate base and be a key driver in increasing utility earnings over the 2011 through 2013 timeframe. We intend to maintain an equity to total capitalization ratio near its present level of 51% in our Electric segment and will seek to earn our authorized overall return on equity of approximately 10.5% in the utility’s regulatory jurisdictions.

Regarding the collective operating companies in our nonelectric segments, there is a general expectation that business will strengthen in 2012 and 2013, as the U.S. economy slowly recovers. This is expected to lead to increased demand for our industrial products and services, generating higher revenues. This expectation, coupled with cost reductions that have taken place across the Company, should result in rising earnings per share for our nonelectric businesses as a whole.

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

We use estimates based on the best information available in recording transactions and balances resulting from business operations. Estimates are used for such items as depreciable lives, asset impairment evaluations, tax provisions, collectability of trade accounts receivable, self-insurance programs, unbilled electric revenues, accrued renewable resource and transmission rider revenues, valuations of forward energy contracts, contingent liabilities, service contract maintenance costs, percentage-of-completion and actuarially determined benefits costs and liabilities. As better information becomes available or actual amounts are known, estimates are revised. Operating results can be affected by revised estimates. Actual results may differ from these estimates under different assumptions or conditions. Management has discussed the application of these critical accounting policies and the development of these estimates with the Audit Committee of the Board of Directors. A discussion of critical accounting policies is included under the caption “Critical Accounting Policies Involving Significant Estimates” on pages 61 through 64 of our Annual Report on Form 10-K for the year ended December 31, 2010. There were no material changes in critical accounting policies or estimates during the quarter ended June 30, 2011.

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

●
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

●
We are not currently required to make any contributions to our defined benefit pension plan in 2011. We could make discretionary contributions to the plan or could be required to contribute additional capital to the pension plan in future years if the market value of pension plan assets significantly declines in the future, plan assets do not earn in line with our long-term rate of return assumptions or relief under the Pension Protection Act is no longer granted.

●	Any significant impairment of our goodwill would cause a decrease in our asset values and a reduction in our net operating income.

●
A sustained decline in our common stock price below book value or declines in projected operating cash flows at any of our operating companies may result in goodwill impairments that could adversely affect our results of operations and financial position, as well as financing agreement covenants.

●
The inability of our subsidiaries to provide sufficient earnings and cash flows to allow us to meet our financial obligations and debt covenants and pay dividends to our shareholders could have an adverse effect on us.

●	Economic conditions could negatively impact our businesses.

●	If we are unable to achieve the organic growth we expect, our financial performance may be adversely affected.

●	Our plans to grow and realign our diversified business mix through capital projects, acquisitions and dispositions may not be successful, which could result in poor financial performance.

●	Our plans to grow and operate our nonelectric businesses could be limited by state law.

●
Our subsidiaries enter into production and construction contracts, including contracts for new product designs, which could expose them to unforeseen costs and costs not within their control, which may not be recoverable and could adversely affect our results of operations and financial condition.

●	Significant warranty claims in excess of amounts normally reserved for such items could adversely affect our results of operations and financial condition. Also, expenses associated with remediation activities in the wind energy segment could be substantial. The potential exists for multiple claims based on one defect repeated throughout the production process or for claims where the cost to repair or replace the defective part is highly disproportionate to the original cost of the part. If we are required to cover remediation expenses in addition to regular warranty coverage, we could be required to accrue additional expenses and experience additional unplanned cash expenditures which could adversely affect our consolidated results of operations and financial condition.

●	We are subject to risks associated with energy markets.

●	We are subject to risks and uncertainties related to the timing and recovery of deferred tax assets which could have a negative impact on our net income in future periods.

●	Certain of our operating companies sell products to consumers that could be subject to recall.

●	Competition is a factor in all of our businesses.

●	Actions by the regulators of our electric operations could result in rate reductions, lower revenues and earnings or delays in recovering capital expenditures.

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

●	Our wind tower manufacturing business is substantially dependent on a few significant customers.

●
Prolonged periods of low utilization of DMI’s wind tower production plants, due to a continuing softening of demand for its product, could cause DMI to idle certain facilities. Should this softened demand for wind towers continue, these events may result in impairment charges on certain of DMI’s facilities if future cash flow estimates, based on information available to management at the time, indicate that the plants carrying values may not be recoverable or, if any plant assets are sold below their carrying values, significant losses may be incurred.

●
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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

At June 30, 2011 we had exposure to market risk associated with interest rates because we had $16.1 million in short-term debt outstanding subject to variable interest rates that are indexed to LIBOR plus 3.25% under our $200 million revolving credit facility and $16.7 million in short-term debt outstanding subject to variable interest rates that are indexed to LIBOR plus 1.5% under OTP’s $170 million revolving credit facility. At June 30, 2011 we had exposure to changes in foreign currency exchange rates. DMI has market risk related to changes in foreign currency exchange rates at its plant in Ft. Erie, Ontario because the plant pays its operating expenses in Canadian dollars.

The majority of our consolidated long-term debt has fixed interest rates. The interest rate on variable rate long-term debt is reset on a periodic basis reflecting current market conditions. We manage our interest rate risk through the issuance of fixed-rate debt with varying maturities, through economic refunding of debt through optional refundings, limiting the amount of variable interest rate debt, and the utilization of short-term borrowings to allow flexibility in the timing and placement of long-term debt. As of June 30, 2011 we had $10.4 million of long-term debt subject to variable interest rates. Assuming no change in our financial structure, if variable interest rates were to average one percentage point higher or lower than the average variable rate on June 30, 2011, annualized interest expense and pre-tax earnings would change by approximately $104,000.

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

The plastics companies are exposed to market risk related to changes in commodity prices for polyvinyl chloride (PVC) resins, the raw material used to manufacture PVC pipe. The PVC pipe industry is highly sensitive to commodity raw material pricing volatility. Historically, when resin prices are rising or stable, sales volume has been higher and when resin prices are falling, sales volumes has been lower. Operating income may decline when the supply of PVC pipe increases faster than demand. Due to the commodity nature of PVC resin and the dynamic supply and demand factors worldwide, it is very difficult to predict gross margin percentages or to assume that historical trends will continue.

OTP has market, price and credit risk associated with forward contracts for the purchase and sale of electricity. As of June 30, 2011 OTP had recognized, on a pretax basis, $646,000 in net unrealized gains on open forward contracts for the purchase and sale of electricity. Due to the nature of electricity and the physical aspects of the electricity transmission system, unanticipated events affecting the transmission grid can cause transmission constraints that result in unanticipated gains or losses in the process of settling transactions.

The market prices used to value OTP’s forward contracts for the purchases and sales of electricity are determined by survey of counterparties or brokers used by OTP’s power services’ personnel responsible for contract pricing, as well as prices gathered from daily settlement prices published by the Intercontinental Exchange and CME Globex. For certain contracts, prices at illiquid trading points are based on a basis spread between that trading point and more liquid trading hub prices. These basis spreads are determined based on available market price information and the use of forward price curve models. The forward energy purchase and sales contracts that are marked to market as of June 30, 2011 are 89.4% offsetting in terms of volumes and delivery periods but not in terms of delivery points. The differential in forward prices at the different delivery locations currently results in a mark-to-market unrealized gain on OTP’s open forward contracts.

We have in place an energy risk management policy with a goal to manage, through the use of defined risk management practices, price risk and credit risk associated with wholesale power purchases and sales. Volumetric limits and loss limits are used to adequately manage the risks associated with our energy trading activities. Additionally, we have a Value at Risk (VaR) limit to further manage market price risk. There was price risk on open positions as of June 30, 2011 because the open purchases were not at the same delivery points as the open sales.

The following tables show the effect of marking to market forward contracts for the purchase and sale of electricity and the location and fair value amounts of the related derivatives reported on our consolidated balance sheets as of June 30, 2011 and December 31, 2010, and the change in our consolidated balance sheet position from December 31, 2010 to June 30, 2011:

(in thousands)	June 30, 2011	December 31, 2010
Current Asset – Marked-to-Market Gain	$4,832	$6,875
Regulatory Asset – Deferred Marked-to-Market Loss	14,646	12,054
Total Assets	19,478	18,929
Current Liability – Marked-to-Market Loss	(18,683)	(17,991)
Regulatory Liability – Deferred Marked-to-Market Gain	(149)	(175)
Total Liabilities	(18,832)	(18,166)
Net Fair Value of Marked-to-Market Energy Contracts	$646	$763

(in thousands)	Year-to-Date June 30, 2011
Fair Value at Beginning of Year	$763
Less: Amounts Realized on Contracts Entered into in 2009 and Settled in 2011	(145)
Amounts Realized on Contracts Entered into in 2010 and Settled in 2011	(6)
Changes in Fair Value of Contracts Entered into in 2009 in 2011	(14)
Changes in Fair Value of Contracts Entered into in 2010 in 2011	(72)
Net Fair Value of Contracts Entered into in 2009 and 2010 at End of Period	526
Changes in Fair Value of Contracts Entered into in 2011	120
Net Fair Value End of Period	$646

The $646,000 in recognized but unrealized net gains on the forward energy and capacity purchases and sales marked to market on June 30, 2011 is expected to be realized on settlement as scheduled over the following periods in the amounts listed:

(in thousands)	3rd Quarter 2011	4th Quarter 2011	2012	Total
Net Gain	$32	$145	$469	$646

The following realized and unrealized net (losses)/gains on forward energy contracts are included in electric operating revenues on our consolidated statements of income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2011	2010	2011	2010
Net Gains (Losses) on Forward Electric Energy Contracts	$139	$(24)	$131	$1,801

OTP has credit risk associated with the nonperformance or nonpayment by counterparties to its forward energy and capacity purchases and sales agreements. We have established guidelines and limits to manage credit risk associated with wholesale power and capacity purchases and sales. Specific limits are determined by a counterparty’s financial strength. OTP’s credit risk with its largest counterparty on delivered and marked-to-market forward contracts as of June 30, 2011 was $970,000. As of June 30, 2011 OTP had a net credit risk exposure of $1,732,000 from four counterparties with investment grade credit ratings. OTP had no exposure at June 30, 2011 to counterparties with credit ratings below investment grade. Counterparties with investment grade credit ratings have minimum credit ratings of BBB- (Standard & Poor’s), Baa3 (Moody’s) or BBB- (Fitch). The $1,732,000 credit risk exposure included net amounts due to OTP on receivables/payables from completed transactions billed and unbilled plus marked-to-market gains/losses on forward contracts for the purchase and sale of electricity scheduled for delivery after June 30, 2011. Individual counterparty exposures are offset according to legally enforceable netting arrangements.

Item 4.  Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) as of June 30, 2011, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2011.

During the fiscal quarter ended June 30, 2011, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.  Risk Factors

The Company is updating the risk factors set forth under Part I, Item 1A, “Risk Factors” on pages 32 through 39 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 by replacing a risk factor related to its construction segment with a general risk factor that applies to several businesses owned by the Company, revising and adding risk factors related to the Company’s strategic growth plans, warranty claims and performance on contracts, and eliminating a risk factor related to its Food Ingredient Processing operations.

Revised Risk Factors:

Our plans to grow and realign our diversified business mix through capital projects, acquisitions and dispositions may not be successful, which could result in poor financial performance.

As part of our business strategy, we intend to increase capital expenditures in our existing businesses and realign our mix of diversified businesses through strategic acquisitions or dispositions. There are risks associated with capital expenditures including not being granted timely or full recovery of rate base additions in our regulated utility business and the inability to recover the cost of capital additions due to an economic downturn, lack of markets for new products, competition from producers of lower cost or alternative products, product defects or loss of customers. We may not be able to identify appropriate acquisition candidates or successfully negotiate, finance or integrate acquisitions. Future acquisitions could involve numerous risks including: difficulties in integrating the operations, services, products and personnel of the acquired business; and the potential loss of key employees, customers and suppliers of the acquired business. If we are unable to successfully manage these risks, we could face reductions in net income in future periods.

Our plans to grow and operate our nonelectric businesses could be limited by state law.

Our plans to grow and operate our nonelectric businesses could be adversely affected by legislation in one or more states that may attempt to limit the amount or level of diversification permitted in a holding company structure that includes a regulated utility company or affiliated nonelectric companies.

Competition from foreign and domestic manufacturers, cost management in a fixed price contract project environment, fluctuations in foreign currency exchange rates and general economic conditions could affect the revenues and earnings of our Wind Energy segment.

Prolonged periods of low utilization of DMI’s wind tower production plants, due to a continuing softening of demand for its product, could cause DMI to idle certain facilities. Should this softened demand for wind towers continue, these events may result in impairment charges on certain of DMI’s facilities if future cash flow estimates, based on information available to management at the time, indicate that the plants carrying values may not be recoverable or, if any plant assets are sold below their carrying values, significant losses may be incurred.

New Risk Factors:

Significant warranty claims in excess of amounts normally reserved for such items and remediation costs could adversely affect our results of operations and financial condition.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company does not have a publicly announced stock repurchase program. The following table shows common shares that were surrendered to the Company by employees to pay taxes in connection with shares issued for incentive awards under the Company's 1999 Stock Incentive Plan:

Calendar Month	Total Number of Shares Purchased	Average Price Paid per Share
April 2011	6,641	$22.83
May 2011	--	--
June 2011	--	--
Total	6,641

Item 6.  Exhibits

4.1
Note Purchase Agreement dated as of July 29, 2011, between Otter Tail Power Company and the Purchasers named therein (incorporated by reference to Exhibit 4.1 to the Form 8-K filed by Otter Tail Corporation on August 3, 2011).

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

OTTER TAIL CORPORATION

By: /s/ Kevin G. Moug
Kevin G. Moug
Chief Financial Officer
(Chief Financial Officer/Authorized Officer)

Dated: August 9, 2011

EXHIBIT INDEX

Exhibit Number	Description

4.1
Note Purchase Agreement dated as of July 29, 2011, between Otter Tail Power Company and the Purchasers named therein (incorporated by reference to Exhibit 4.1 to the Form 8-K filed by Otter Tail Corporation on August 3, 2011).

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