Form 10-Q
period 2012-09-30
Otter Tail Corp
filed 2012-11-09
CIK 1466593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	September 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission file number	0-53713

OTTER TAIL CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota	27-0383995
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

215 South Cascade Street, Box 496, Fergus Falls, Minnesota	56538-0496
(Address of principal executive offices)	(Zip Code)

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

October 31, 2012 – 36,166,218 Common Shares ($5 par value)

OTTER TAIL CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Otter Tail Corporation
Consolidated Balance Sheets
(not audited)

(in thousands)	September 30, 2012	December 31, 2011

ASSETS

Current Assets
Cash and Cash Equivalents	$--	$14,652
Accounts Receivable:
Trade—Net	133,674	116,522
Other	5,488	18,807
Inventories	73,430	77,983
Deferred Income Taxes	12,325	12,307
Accrued Utility Revenues	11,029	13,719
Costs and Estimated Earnings in Excess of Billings	23,900	67,109
Regulatory Assets	21,084	27,391
Other	17,766	21,414
Assets of Discontinued Operations	730	29,692
Total Current Assets	299,426	399,596

Investments	9,920	11,093
Other Assets	26,628	26,997
Goodwill	39,119	39,406
Other Intangibles—Net	14,549	15,286

Deferred Debits
Unamortized Debt Expense	4,866	6,458
Regulatory Assets	117,537	124,137
Total Deferred Debits	122,403	130,595

Plant
Electric Plant in Service	1,409,729	1,372,534
Nonelectric Operations	219,537	310,320
Construction Work in Progress	71,017	54,439
Total Gross Plant	1,700,283	1,737,293
Less Accumulated Depreciation and Amortization	642,402	659,744
Net Plant	1,057,881	1,077,549

Total Assets	$1,569,926	$1,700,522
See accompanying notes to consolidated financial statements.

Otter Tail Corporation
Consolidated Balance Sheets
(not audited)

(in thousands, except share data)	September 30, 2012	December 31, 2011

LIABILITIES AND EQUITY

Current Liabilities
Short-Term Debt	$12,417	$--
Current Maturities of Long-Term Debt	173	3,033
Accounts Payable	103,108	115,514
Accrued Salaries and Wages	24,360	19,043
Accrued Taxes	10,359	11,841
Derivative Liabilities	18,869	18,770
Other Accrued Liabilities	6,923	5,540
Liabilities of Discontinued Operations	164	13,763
Total Current Liabilities	176,373	187,504

Pensions Benefit Liability	99,534	106,818
Other Postretirement Benefits Liability	49,876	48,263
Other Noncurrent Liabilities	21,806	19,002

Commitments and Contingencies (note 9)

Deferred Credits
Deferred Income Taxes	152,340	177,264
Deferred Tax Credits	31,822	33,182
Regulatory Liabilities	69,396	69,106
Other	449	520
Total Deferred Credits	254,007	280,072

Capitalization
Long-Term Debt, Net of Current Maturities	421,725	471,915

Cumulative Preferred Shares Authorized 1,500,000 Shares Without Par Value; Outstanding 2012 and 2011 – 155,000 Shares	15,500	15,500

Cumulative Preference Shares – Authorized 1,000,000 Shares Without Par Value; Outstanding - None	--	--

Common Shares, Par Value $5 Per Share—Authorized, 50,000,000 Shares;
Outstanding, 2012—36,164,598 Shares; 2011—36,101,695 Shares	180,823	180,509
Premium on Common Shares	253,225	253,123
Retained Earnings	100,198	141,248
Accumulated Other Comprehensive Loss	(3,141)	(3,432)
Total Common Equity	531,105	571,448

Total Capitalization	968,330	1,058,863

Total Liabilities and Equity	$1,569,926	$1,700,522
See accompanying notes to consolidated financial statements.

Otter Tail Corporation
Consolidated Statements of Income
(not audited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per-share amounts)	2012	2011	2012	2011
Operating Revenues
Electric	$88,518	$85,118	$257,365	$254,622
Nonelectric	188,625	197,255	581,076	560,197
Total Operating Revenues	277,143	282,373	838,441	814,819
Operating Expenses
Production Fuel - Electric	20,622	19,080	48,501	55,737
Purchased Power - Electric System Use	8,138	7,488	34,624	27,759
Electric Operation and Maintenance Expenses	28,717	27,323	91,137	84,718
Cost of Goods Sold - Nonelectric (excludes depreciation; included below)	158,703	171,157	489,305	490,737
Other Nonelectric Expenses	16,438	19,114	51,118	49,204
Asset Impairment Charge	--	--	46,005	--
Exit and Disposal Costs – DMI Industries, Inc.	4,400	--	4,400	--
Depreciation and Amortization	15,951	17,604	50,122	52,262
Property Taxes - Electric	2,833	2,601	8,120	7,427
Total Operating Expenses	255,802	264,367	823,332	767,844
Operating Income	21,341	18,006	15,109	46,975

Loss on Early Retirement of Debt	13,106	--	13,106	--
Interest Charges	7,904	8,696	24,997	27,310
Other Income	689	408	2,423	1,544
Income (Loss) from Continuing Operations Before Income Taxes	1,020	9,718	(20,571)	21,209
Income Tax (Benefit) Expense – Continuing Operations	(858)	2,382	(15,054)	3,535
Net Income (Loss) from Continuing Operations	1,878	7,336	(5,517)	17,674
Discontinued Operations
(Loss) Income - net of Income Tax (Benefit) Expense of ($2), ($307), $571, and $261 for the respective periods	(5)	(514)	821	420
(Loss) Gain on Disposition - net of Income Tax (Benefit) Expense of $0, ($302), ($169), and $3,213 for the respective periods	--	(454)	(3,544)	12,798
Net (Loss) Income from Discontinued Operations	(5)	(968)	(2,723)	13,218
Net Income (Loss)	1,873	6,368	(8,240)	30,892
Preferred Dividend Requirements and Other Adjustments	183	184	551	874
Earnings Available for Common Shares	$1,690	$6,184	$(8,791)	$30,018

Average Number of Common Shares Outstanding—Basic	36,061,002	35,933,003	36,043,276	35,911,993
Average Number of Common Shares Outstanding—Diluted	36,252,765	36,171,555	36,043,276	36,150,545
Basic Earnings Per Common Share:
Continuing Operations	$0.05	$0.20	$(0.17)	$0.48
Discontinued Operations	--	(0.03)	(0.07)	0.36
	$0.05	$0.17	$(0.24)	$0.84
Diluted Earnings Per Common Share:
Continuing Operations	$0.05	$0.20	$(0.17)	$0.47
Discontinued Operations	--	(0.03)	(0.07)	0.36
	$0.05	$0.17	$(0.24)	$0.83

Dividends Declared Per Common Share	$0.2975	$0.2975	$0.8925	$0.8925
See accompanying notes to consolidated financial statements.

Otter Tail Corporation
Consolidated Statements of Comprehensive Income
(not audited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011
Net Income (Loss)	$1,873	$6,368	$(8,240)	$30,892
Other Comprehensive Income (Loss):
Unrealized Gain on Available-for-Sale Securities:
Gain (Loss) Arising During Period	72	(3)	180	11
Income Tax Expense	(29)	1	(72)	(5)
Unrealized Gain on Available-for-Sale Securities – net-of-tax	43	(2)	108	6
Foreign Currency Translation Adjustment:
Unrealized Net Change During Period	--	--	--	303
Reversal of Previously Recognized Gains Realized on the Sale of Idaho Pacific Holdings, Inc. (IPH)	--	--	--	(6,068)
Income Tax Benefit	--	--	--	1,788
Foreign Currency Translation Adjustment – net-of-tax	--	--	--	(3,977)
Pension and Postretirement Benefit Plans:
Actuarial Loss -- Regulatory Allocation Adjustment (ESSRP)	--	--	--	(1,621)
Amortization of Unrecognized Postretirement Benefit Losses and Costs	101	79	305	963
Income Tax (Expense) Benefit	(41)	(32)	(122)	263
Pension and Postretirement Benefit Plans – net-of-tax	60	47	183	(395)
Total Other Comprehensive Income (Loss)	103	45	291	(4,366)
Total Comprehensive Income (Loss)	$1,976	$6,413	$(7,949)	$26,526
See accompanying notes to consolidated financial statements.

Otter Tail Corporation
Consolidated Statements of Cash Flows
(not audited)

	Nine Months Ended September 30,
(in thousands)	2012	2011
Cash Flows from Operating Activities
Net (Loss) Income	$(8,240)	$30,892
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Net Loss (Gain) from Sale of Discontinued Operations	3,544	(12,798)
Income from Discontinued Operations	(821)	(420)
Depreciation and Amortization	50,122	52,262
Asset Impairment Charge	46,005	--
Premium Paid for Early Retirement of Long-Term Debt	12,500	--
Deferred Tax Credits	(1,568)	(1,834)
Deferred Income Taxes	(3,513)	10,117
Change in Deferred Debits and Other Assets	16,493	11,976
Discretionary Contribution to Pension Plan	(10,000)	--
Change in Noncurrent Liabilities and Deferred Credits	7,129	1,690
Allowance for Equity (Other) Funds Used During Construction	(518)	(576)
Change in Derivatives Net of Regulatory Deferral	752	(177)
Stock Compensation Expense – Equity Awards	930	1,760
Other—Net	821	1,107
Cash (Used for) Provided by Current Assets and Current Liabilities:
Change in Receivables	(3,815)	(36,575)
Change in Inventories	4,552	(11,866)
Change in Other Current Assets	43,202	10,225
Change in Payables and Other Current Liabilities	2,748	6,472
Change in Interest and Income Taxes Receivable/Payable	(12,263)	280
Net Cash Provided by Continuing Operations	148,060	62,535
Net Cash Provided by Discontinued Operations	1,322	17,837
Net Cash Provided by Operating Activities	149,382	80,372
Cash Flows from Investing Activities
Capital Expenditures	(96,548)	(60,431)
Proceeds from Disposal of Noncurrent Assets	5,478	1,859
Net (Increase) Decrease in Other Investments	(1,385)	334
Net Cash Used in Investing Activities - Continuing Operations	(92,455)	(58,238)
Net Proceeds from Sale of Discontinued Operations	24,278	84,330
Net Cash Used in Investing Activities - Discontinued Operations	(11,705)	(15,875)
Net Cash (Used in) Provided by Investing Activities	(79,882)	10,217
Cash Flows from Financing Activities
Change in Checks Written in Excess of Cash	4,402	(8,464)
Net Short-Term Borrowings (Repayments)	12,417	(40,415)
Payments for Retirement of Common Stock and Common Stock Issuance Expenses	(291)	(152)
Proceeds from Issuance of Long-Term Debt	--	2,007
Short-Term and Long-Term Debt Issuance Expenses	(14)	(1,577)
Payments for Retirement of Long-Term Debt	(53,051)	(368)
Premium Paid for Early Retirement of Long-Term Debt	(12,500)	--
Dividends Paid and Other Distributions	(33,033)	(33,011)
Net Cash Used in Financing Activities - Continuing Operations	(82,070)	(81,980)
Net Cash Used in Financing Activities - Discontinued Operations	(1,409)	(1,681)
Net Cash Used in Financing Activities	(83,479)	(83,661)
Net Change in Cash and Cash Equivalents - Discontinued Operations	(673)	921
Effect of Foreign Exchange Rate Fluctuations on Cash – Discontinued Operations	--	(324)
Net Change in Cash and Cash Equivalents	(14,652)	7,525
Cash and Cash Equivalents at Beginning of Period	14,652	--
Cash and Cash Equivalents at End of Period	$--	$7,525
See accompanying notes to consolidated financial statements.

OTTER TAIL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(not audited)

In the opinion of management, Otter Tail Corporation (the Company) has included all adjustments necessary for a fair presentation of the condensed consolidated financial statements for the periods presented. The condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes as of and for the years ended December 31, 2011, 2010 and 2009 included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. Because of seasonal and other factors, the earnings for the three and nine month periods ended September 30, 2012 should not be taken as an indication of earnings for all or any part of the balance of the year.

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

The Company has a standard quarterly Estimate at Completion (EAC) process in which management reviews the progress and performance of the Company’s contracts accounted for under percentage-of-completion accounting. As part of this process, management reviews include, but are not limited to, any outstanding key contract matters, progress towards completion and the related program schedule, identified risks and opportunities, and the related changes in estimates of revenues and costs. The risks and opportunities include management’s judgment about the ability and cost to achieve the schedule, technical requirements and other contract requirements. Management must make assumptions regarding labor productivity and availability, the complexity of the work to be performed, the availability of materials, the length of time to complete the contract, and performance by subcontractors, among other variables. Based on this analysis, any adjustments to net sales, costs of sales, and the related impact to operating income are recorded as necessary in the period they become known. These adjustments may result from positive program performance and an increase in operating profit during the performance of individual contracts if management determines it will be successful in mitigating risks surrounding the technical, schedule, and cost aspects of those contracts or realizing related opportunities. Likewise, these adjustments may result in a decrease in operating profit if management determines it will not be successful in mitigating these risks or realizing related opportunities. Changes in estimates of net sales, costs of sales, and the related impact to operating income are recognized using a cumulative catch-up, which recognizes, in the current period, the cumulative effect of the changes on current and prior periods based on a contract’s percent complete. A significant change in one or more of these estimates could affect the profitability of one or more of the Company’s contracts. If a loss is indicated at a point in time during a contract, a projected loss for the entire contract is estimated and recognized.

Following are the percentages of the Company’s consolidated revenues recorded under the percentage-of-completion method:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Percentage-of-Completion Revenues	34.5%	39.0%	34.3%	37.6%

The following table summarizes costs incurred and billings and estimated earnings recognized on uncompleted contracts:

	September 30,	December 31,
(in thousands)	2012	2011
Costs Incurred on Uncompleted Contracts	$448,039	$583,346
Less Billings to Date	(454,803)	(550,070)
Plus Estimated Earnings Recognized	17,091	24,478
Net Costs Incurred in Excess of Billings and Accrued Revenues on Uncompleted Contracts	$10,327	$57,754

The following amounts are included in the Company’s consolidated balance sheets. Billings in excess of costs and estimated earnings on uncompleted contracts are included in Accounts Payable.

	September 30,	December 31,
(in thousands)	2012	2011
Costs and Estimated Earnings in Excess of Billings	$23,900	$67,109
Billings in Excess of Costs and Estimated Earnings	(13,573)	(9,355)
Net Costs Incurred in Excess of Billings and Accrued Revenues on Uncompleted Contracts	$10,327	$57,754

Included in Costs and Estimated Earnings in Excess of Billings are the following amounts at DMI Industries, Inc. (DMI), the Company’s wind tower manufacturer:

	September 30,	December 31,
(in thousands)	2012	2011
Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts - DMI	$17,609	$54,541

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

(in thousands)
Warranty Reserve Balance, December 31, 2011	$3,170
Provision for Warranties Issued During the Year	761
Settlements Made During the Year	(880)
Adjustments to Warranty Estimates for Prior Years	(71)
Warranty Reserve Balance, September 30, 2012	$2,980

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

Retainage
Accounts Receivable include the following amounts, billed under contracts by the Company’s subsidiaries, that have been retained by customers pending project completion:

	September 30,	December 31,
(in thousands)	2012	2011
Accounts Receivable Retained by Customers	$13,224	$13,526

Sales of Receivables
DMI previously was a party to a $40 million receivables sales agreement whereby designated customer accounts receivable were sold to General Electric Capital Corporation (GECC) on a revolving basis. This agreement was terminated effective April 26, 2012. In compliance with guidance under ASC 860-20, Sales of Financial Assets, sales of accounts receivable are reflected as a reduction of accounts receivable in the consolidated balance sheets and the proceeds are included in the cash flows from operating activities in the consolidated statements of cash flows.

Following are the amounts of accounts receivable sold under DMI’s receivables sales agreement with GECC:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2012	2011	2012	2011
Accounts Receivable Sold	$-	$20,662	$32,115	$48,802

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

Fair values for OTP’s forward energy contracts as of September 30, 2012, included in level 3 of the fair value hierarchy in the table below are based on prices indexed to observable prices at an active trading hub for contracts with delivery points that are not at the active trading hub.

The following tables present, for each of these hierarchy levels, the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011:

September 30, 2012 (in thousands)	Level 1	Level 2	Level 3
Assets:
Current Assets – Other:
Forward Energy Contracts	$--	$977	$1,242
Forward Gasoline Purchase Contracts		192
Money Market Fund - Escrow Account IPH Sale	1,500
Money Market and Mutual Funds - Nonqualified Retirement Savings Plan	110
Investments:
Corporate Debt Securities – Held by Captive Insurance Company		8,028
U.S. Government Debt Securities – Held by Captive Insurance Company		1,312
Other Assets:
Money Market and Mutual Funds - Nonqualified Retirement Savings Plan	107
Equity Securities - Nonqualified Retirement Savings Plan	129
Total Assets	$1,846	$10,509	$1,242
Liabilities:
Derivative Liabilities:
Forward Energy Contracts	$--	$3,413	$15,456
Total Liabilities	$--	$3,413	$15,456
In 2012, the Company’s investments in forward gasoline contracts and U.S. government debt securities were moved to level 2 of the fair value hierarchy and the regulatory assets and liabilities are no longer included in the fair value table.

December 31, 2011 (in thousands)	Level 1	Level 2	Level 3
Assets:
Current Assets – Other:
Forward Energy Contracts	$--	$3,803
Forward Gasoline Purchase Contracts	9
Money Market Fund - Escrow Account IPH Sale	1,500
Money Market and Mutual Funds - Nonqualified Retirement Savings Plan	110
Regulatory Assets – Current:
Deferred Mark-to-Market Losses on Forward Energy Contracts		5,208
Investments:
Corporate Debt Securities – Held by Captive Insurance Company		8,083
U.S. Government Debt Securities – Held by Captive Insurance Company	707
Money Market Fund - Escrow Account IPH Sale	1,501
Other Assets:
Money Market and Mutual Funds - Nonqualified Retirement Savings Plan	254
Regulatory Assets – Deferred:
Deferred Mark-to-Market Losses on Forward Energy Contracts		10,749
Total Assets	$4,081	$27,843
Liabilities:
Derivative Liabilities - Forward Energy Contracts	$--	$18,770
Regulatory Liabilities – Current:
Deferred Mark-to-Market Gains on Forward Energy Contracts		96
Total Liabilities	$--	$18,866

Inventories
Inventories consist of the following:

	September 30,	December 31,
(in thousands)	2012	2011
Finished Goods	$20,306	$21,373
Work in Process	11,302	11,951
Raw Material, Fuel and Supplies	41,822	44,659
Total Inventories	$73,430	$77,983

Asset Impairment Charge
The Company entered into a nonbinding letter of interest in June 2012 with Trinity Industries, Inc. (Trinity), based in Dallas, Texas, to sell the fixed assets of DMI for $20 million, with the Company retaining DMI’s net working capital—approximately $66 million on June 30, 2012. On September 6, 2012 the Company entered into definitive agreements with Trinity to sell the fixed assets of DMI for $20 million. The agreed on price for the fixed assets is an indicator of the fair value of the assets under level 2 of the ASC fair value hierarchy and also is considered an indication of a decrease in the market value of the assets being sold. This decrease in market value has been significantly impacted by the severe decline in market conditions in the wind energy industry. The Federal Production Tax Credit (PTC) for investments in renewable energy resources is expected to expire at the end of 2012. DMI has no tower orders for 2013 given the expected expiration of the PTC. These factors resulted in DMI recording a nonrecurring fair value adjustment of its long-lived assets to the indicated market price of $20 million and a noncash asset impairment charge of $45.6 million ($27.5 million net-of-tax benefits), or $0.76 per share, in June 2012 broken down as follows:

(in thousands)
Long-Lived Assets	$90,846
Accumulated Depreciation – Long-Lived Assets	(45,561)
Goodwill	288
Total Asset Impairment Charges	$45,573

The sale of the Fort Erie fixed assets closed on September 6, 2012, the West Fargo transaction closed on October 31, 2012 and the Tulsa transaction is expected to close on November 30, 2012. Under the terms of the definitive agreements, DMI must complete its current backlog of towers ordered for delivery in 2012 before each closing can occur. Under these circumstances, accounting rules require that DMI’s assets and results of operations continue to be reported as continuing operations. However, on completion of all remaining tower orders, DMI’s assets will be considered available for immediate sale and the Company expects DMI’s results and any remaining assets will be reported under discontinued operations at the end of 2012.

Goodwill and Other Intangible Assets
The following table summarizes changes to goodwill by business segment during 2012:

(in thousands)	Gross Balance December 31, 2011	Accumulated Impairments	Balance (net of impairments) December 31, 2011	Adjustments to Goodwill in 2012	Balance (net of impairments) September 30, 2012
Electric	$240	$(240)	$--	$--	$--
Wind Energy	288	--	288	(288)	--
Manufacturing	24,445	(12,259)	12,186	--	12,186
Construction	7,630	--	7,630	1	7,631
Plastics	19,302	--	19,302	--	19,302
Total	$51,905	$(12,499)	$39,406	$(287)	$39,119

Other Intangible Assets
The following table summarizes the components of the Company’s intangible assets at September 30, 2012 and December 31, 2011:

September 30, 2012 (in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Periods
Amortizable Intangible Assets:
Customer Relationships	$16,811	$3,873	$12,938	15 – 25 years
Other Intangible Assets Including Contracts	1,092	581	511	5 – 30 years
Total	$17,903	$4,454	$13,449
Indefinite-lived Intangible Assets:
Trade Name	$1,100	--	$1,100

December 31, 2011 (in thousands)
Amortizable Intangible Assets:
Customer Relationships	$16,811	$3,236	$13,575	15 – 25 years
Covenants Not to Compete	713	709	4	3 – 5 years
Other Intangible Assets Including Contracts	1,092	485	607	5 – 30 years
Total	$18,616	$4,430	$14,186
Indefinite-lived Intangible Assets:
Trade Name	$1,100	--	$1,100

The amortization expense for these intangible assets was:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2012	2011	2012	2011
Amortization Expense – Intangible Assets	$244	$215	$737	$657

The estimated annual amortization expense for these intangible assets for the next five years is:

(in thousands)	2012	2013	2014	2015	2016
Estimated Amortization Expense – Intangible Assets	$981	$977	$977	$977	$945

Supplemental Disclosures of Cash Flow Information

	As of September 30,
(in thousands)	2012	2011
Noncash Investing Activities:
Accounts Payable Outstanding Related to Capital Additions1	$5,979	$2,878
1Amounts are included in cash used for capital expenditures in subsequent periods when payables are settled.

Reclassifications and Changes to Presentation
The Company’s consolidated statements of income for the three and nine month periods ended September 30, 2011 and consolidated statement of cash flows for the nine months ended September 30, 2011 reflect the reclassifications of the operating results and cash flows of E.W. Wylie Corporation (Wylie), DMS Health Technologies, Inc. (DMS), and Aviva Sports, Inc. (Aviva), a wholly owned subsidiary of ShoreMaster, Inc. (ShoreMaster), to discontinued operations as a result of the December 2011 sale of Wylie, the January 2012 sale of Aviva and the February 2012 sale of DMS. The reclassifications had no impact on the Company’s total consolidated net income or cash flows for the three or nine month periods ended September 30, 2011.

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

Wind Energy consists of DMI, a steel fabrication company primarily involved in the production of wind towers sold in the United States and Canada, with manufacturing facilities in North Dakota and Oklahoma. The Company will discontinue the production of wind towers and expects to complete the sale of DMI’s production facilities and exit the wind tower production business in the fourth quarter of 2012.

Manufacturing consists of businesses in the following manufacturing activities: contract machining, metal parts stamping and fabrication, and production of waterfront equipment, material and handling trays and horticultural containers. These businesses have manufacturing facilities in Florida, Illinois and Minnesota and sell products primarily in the United States.

Construction consists of businesses involved in industrial electric contracting and construction of fiber optic and electric distribution systems, water, wastewater and HVAC systems primarily in the central United States.

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

The Company had one customer within the Wind Energy segment that accounted for 10.8% of the Company’s consolidated revenues in 2011. All of the Company’s long-lived assets are located within the United States.

The following table presents the percent of consolidated sales revenue by country:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
United States of America	98.1%	98.2%	97.8%	98.3%
Canada	1.0%	1.3%	1.4%	1.4%
All Other Countries	0.9%	0.5%	0.8%	0.3%

The Company evaluates the performance of its business segments and allocates resources to them based on earnings contribution and return on total invested capital. Information for the business segments for the three and nine month periods ended September 30, 2012 and total assets by business segment as of September 30, 2012 and December 31, 2011 are presented in the following tables:

Operating Revenue

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2012	2011	2012	2011
Electric	$88,564	$85,172	$257,530	$254,799
Wind Energy	55,025	52,595	169,745	154,608
Manufacturing	53,567	55,625	183,142	168,306
Construction	37,931	53,247	111,482	139,895
Plastics	42,217	36,231	118,582	99,082
Corporate Revenues and Intersegment Eliminations	(161)	(497)	(2,040)	(1,871)
Total	$277,143	$282,373	$838,441	$814,819

Interest Expense

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2012	2011	2012	2011
Electric	$4,880	$4,796	$14,493	$14,874
Wind Energy	1,499	1,775	4,813	5,334
Manufacturing	1,279	1,229	3,968	3,695
Construction	305	251	868	698
Plastics	342	411	1,034	1,176
Corporate and Intersegment Eliminations	(401)	234	(179)	1,533
Total	$7,904	$8,696	$24,997	$27,310

Income Taxes

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2012	2011	2012	2011
Electric	$2,995	$3,364	$3,817	$5,972
Wind Energy	(114)	(383)	(16,081)	(4,106)
Manufacturing	574	780	3,701	4,132
Construction	(879)	(115)	(4,819)	(195)
Plastics	2,216	1,295	7,113	3,198
Corporate	(5,650)	(2,559)	(8,785)	(5,466)
Total	$(858)	$2,382	$(15,054)	$3,535

Earnings Available for Common Shares

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2012	2011	2012	2011
Electric	$10,206	$10,900	$26,413	$29,428
Wind Energy	(2,974)	(2,770)	(28,597)	(15,568)
Manufacturing	833	1,366	5,464	6,793
Construction	(1,325)	(179)	(7,252)	(320)
Plastics	3,309	1,970	10,629	4,908
Corporate	(8,354)	(4,135)	(12,725)	(8,119)
Discontinued Operations	(5)	(968)	(2,723)	12,896
Total	$1,690	$6,184	$(8,791)	$30,018

Identifiable Assets

	September 30,	December 31,
(in thousands)	2012	2011
Electric	$1,179,472	$1,170,449
Wind Energy	47,610	149,234
Manufacturing	149,715	154,908
Construction	67,342	69,453
Plastics	86,445	72,200
Corporate	38,612	54,586
Discontinued Operations	730	29,692
Total	$1,569,926	$1,700,522

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

The recovery of MNRRA costs was moved to base rates as of October 1, 2011 under the MPUC’s April 25, 2011 general rate case order with the exception of the remaining balance of the MNRRA regulatory asset. OTP has a regulatory asset of $1.4 million for revenues that are eligible for recovery through the MNRRA rider that have not been billed to Minnesota customers as of September 30, 2012. A request for an updated rate to be effective October 1, 2012 was initially filed on June 28, 2012, followed by a revised filing on July 25, 2012. The filing, which is still under review, included a request to extend the period of the new rate for 18 months, which would reduce the current balance of unrecovered costs to zero.

Transmission Cost Recovery (TCR) Rider—In addition to the MNRRA rider, the Minnesota Public Utilities Act provides a similar mechanism for automatic adjustment outside of a general rate proceeding to recover the costs of new transmission facilities that have been previously approved by the MPUC in a Certificate of Need (CON) proceeding, certified by the MPUC as a Minnesota priority transmission project, made to transmit the electricity generated from renewable generation sources ultimately used to provide service to the utility’s retail customers, or exempt from the requirement to obtain a Minnesota CON. Such TCR riders allow a return on investment at the level approved in a utility’s last general rate case. Additionally, following approval of the rate schedule, the MPUC may approve annual rate adjustments filed pursuant to the rate schedule.

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

On May 24, 2012 OTP filed a petition with the MPUC to seek a determination of eligibility for the inclusion of twelve additional transmission related projects in subsequent Minnesota TCR rider filings. On August 22, 2012 the Minnesota Department of Commerce (MNDOC) filed comments and on August 24, 2012 the Minnesota Office of the Attorney General filed comments. OTP filed reply comments on September 25, 2012. If approval is obtained to include additional projects in the rider, investment in the approved projects will be included in the next annual Minnesota TCR rider rate update filings and recovery of the investment will begin through the TCR rider rates if subsequently approved by the MPUC. Updated costs associated with existing projects within the Minnesota TCR rider will also be included in the next annual rider rate update filing. OTP has a regulatory liability of $0.3 million for revenues that are subject to refund through the Minnesota TCR rider that have been billed to Minnesota customers as of September 30, 2012.

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

A written order was issued by the MPUC on January 11, 2012 approving the recovery of $3.5 million for the 2010 MNCIP financial incentives. Beginning in January 2012, OTP’s MNCIP Conservation Cost Recovery Adjustment (CCRA) increased from 3.0% to 3.8% for all Minnesota retail electric customers. On March 30, 2012 OTP submitted its annual 2011 financial incentive filing request for $2.6 million. On October 16, 2012 MNDOC recommended that the MPUC approve OTP’s 2011 financial incentive of $2.6 million.

Starting with the next surcharge rate to be charged to MNCIP customers, OTP expects the method used for charging the CCRA to change from a percentage of a customer’s bill to an amount per kilowatt-hour (kwh) consumed. The per-kwh cost allocation method has been the principle method approved by the MNPUC for other electric utilities in Minnesota. Under this method, conservation costs are allocated equally to each unit of energy sold and all OTP Minnesota customers would pay the same conservation surcharge rate for each kwh consumed. OTP’s proposed surcharge under the per-kwh method is equivalent to 3.1% of total retail revenues collected from Minnesota customers.

OTP has a regulatory asset of $5.5 million for allowable costs and financial incentives that are eligible for recovery through the MNCIP rider that have not been billed to Minnesota customers as of September 30, 2012. OTP recognized revenue for Minnesota conservation costs and incentives earned totaling $1.5 million and $4.8 million, respectively, in the three and nine month periods ended September 30, 2012, compared with $1.1 million and $5.9 million, respectively, in the three and nine month periods ended September 30, 2011.

North Dakota

Renewable Resource Cost Recovery Rider—The 2010 North Dakota Renewable Resource Adjustment (NDRRA) was in place for the period of September 1, 2010 through March 31, 2012 with a recovery of $15.6 million. On December 29, 2011 OTP submitted its annual update to the renewable rider with an April 1, 2012 effective date. OTP’s request for an updated NDRRA was approved by the North Dakota Public Service Commission (NDPSC) on March 21, 2012 and went into effect April 1, 2012. The 2011 NDRRA has an expected recovery of $10.1 million over the period April 1, 2012 through March 31, 2013. OTP has a regulatory asset of $1.9 million for revenues that are eligible for recovery through the NDRRA rider that have not been billed to North Dakota customers as of September 30, 2012.

Transmission Cost Recovery Rider—North Dakota law provides a mechanism for automatic adjustment outside of a general rate proceeding to recover jurisdictional capital and operating costs incurred by a public utility for new or modified electric transmission facilities. OTP filed a request for an initial North Dakota TCR rider with the NDPSC on April 29, 2011. On April 25, 2012 the NDPSC approved the use of the split method of cost recovery for the North Dakota TCR rider and the rider rate to be effective May 1, 2012. On August 31, 2012, OTP filed its annual update to the North Dakota TCR rider rate to reflect updated cost information associated with projects currently in the rider, as well as proposing to include costs associated with ten additional projects for recovery within the rider. OTP is proposing the new rate to be effective January 1, 2013. OTP has a regulatory asset of $0.6 million for revenues that are eligible for recovery through the North Dakota TCR rider that have not been billed to North Dakota customers as of September 30, 2012.

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

Transmission Cost Recovery Rider—South Dakota law provides a mechanism for automatic adjustment outside of a general rate proceeding to recover jurisdictional capital and operating costs incurred by a public utility for new or modified electric transmission facilities. OTP submitted a request for an initial South Dakota TCR rider to the SDPUC on November 5, 2010. The South Dakota TCR was approved by the SDPUC and implemented on December 1, 2011. On September 4, 2012, OTP filed its annual update to the South Dakota TCR rider rate with a proposed effective date of January 1, 2013. OTP has a regulatory liability of $0.1 million for revenues that are subject to refund through the South Dakota TCR rider that have been billed to South Dakota customers as of September 30, 2012.

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

The Big Stone South – Brookings Project—OTP is jointly developing this project with Xcel Energy. MISO approved this project as an MVP under the MISO Tariff in December 2011. A Notice of Intent to Construct Facilities (NICF) was filed with the SDPUC on February 29, 2012. A portion of this line is anticipated to use previously obtained Big Stone II transmission route permits and easements and is expected to be in service in 2017. On July 31, 2012 the SDPUC approved the transfer of the Big Stone II transmission route permits to OTP. OTP expects to file, in the fourth quarter of 2012 or first quarter of 2013, a request with the SDPUC for recertification of a portion of the line route that was approved as part of the Big Stone II transmission development. OTP and Xcel Energy expect to make a joint route permit filing in the second quarter of 2013 for the remaining portion of the project.

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

A combined North Dakota Certificate of Corridor Compatibility and route permit application was submitted to the NDPSC on October 3, 2011 and was approved on September 12, 2012. The project owners executed project agreements for Phase 3 on September 28, 2012. An appeal of the North Dakota route permit and a motion for stay of the NDPUC order was filed with the North Dakota District Court on October 12, 2012 by the City of Oxbow and several landowners. The in-service date for the entire project is expected to be 2015; however, this is conditioned on a dismissal of the route permit appeal and motion for stay.

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

The Bemidji Project—OTP serves as the lead utility for the Bemidji Project. The MPUC approved the CON for this project on July 9, 2009. A route permit application was approved by the MPUC on October 28, 2010. The joint state and federal Environmental Impact Statement was published by federal agencies on September 7, 2010, and the project’s Transmission Capacity Exchange Agreement was accepted and approved by the FERC in the third quarter of 2010. On March 25, 2011, the Leech Lake Band of Ojibwe (LLBO) submitted a petition to the MPUC, requesting the revocation or suspension of the project’s route permit. The request is based on the LLBO’s allegation that it has jurisdiction to require the project to obtain its permission to cross through the historical boundaries of the Leech Lake Reservation. The owners of the Bemidji Project, including OTP, filed reply comments in opposition to the LLBO’s request. On April 25, 2011, the Bemidji Project owners filed a declaratory judgment in the U.S. District Court for Minnesota against the LLBO seeking a judgment that no consent from the LLBO is required for the project to run through the LLBO reservation boundaries since the project is located exclusively on non LLBO lands. On August 6, 2012 a Consent Order Approving Stipulation for Entry of Consent Decree was issued in federal court, which enjoins the LLBO from interfering with the construction, operation, maintenance or repair of the transmission line. In conjunction with the stipulated agreement, the tribal court dismissed the LLBO’s action and the LLBO has withdrawn its petition to the MPUC. The dispute between the LLBO and the Bemidji Project is now resolved as the parties have agreed on a confidential settlement. The Bemidji-Grand Rapids transmission line was fully energized and put into service on September 17, 2012.

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

South Dakota developed and submitted its revised implementation plan and associated implementation rules to EPA on September 19, 2011. Under the South Dakota implementation plan, and its implementing rules, the Big Stone Plant must install and operate a new BART compliant air quality control system to reduce emissions as expeditiously as practicable, but no later than five years after the EPA’s approval of South Dakota’s implementation plan. On March 29, 2012 the EPA took final action to approve South Dakota’s Regional Haze State Implementation Plan (SIP), finding that South Dakota’s SIP submittal met all applicable regional haze regulations. The EPA’s final approval of the SIP was effective on May 29, 2012.

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

On March 30, 2012 OTP requested approval from the SDPUC for an Environmental Cost Recovery Rider (ECRR) to recover costs associated with the Big Stone Plant AQCS, with a proposed effective date of October 1, 2012. Information requests for this filing continue and OTP is currently awaiting SDPUC action. This rider is designed to recover the revenue requirements plus carrying charges of the Big Stone AQCS project while under construction as well as after completion of the project until placed into base rates through the filing of a rate case. For the initial period of October 1, 2012 through September 30, 2013, OTP is requesting revenue requirement recovery on expenditures incurred for the Big Stone Plant AQCS. OTP anticipates the effective date of this ECRR will be changed to January 1, 2013.

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

	September 30, 2012			Remaining Recovery/
(in thousands)	Current	Long-Term	Total	Refund Period
Regulatory Assets:
Unrecognized Transition Obligation, Prior Service Costs and Actuarial Losses on Pensions and Other Postretirement Benefits	$7,047	$90,046	$97,093	see notes
Deferred Marked-to-Market Losses	6,722	11,170	17,892	75 months
Conservation Improvement Program Accrued Revenues & Incentives	1,211	4,282	5,493	21 months
Accumulated ARO Accretion/Depreciation Adjustment	--	4,015	4,015	asset lives
Debt Reacquisition Premiums	270	2,046	2,316	240 months
Big Stone II Unrecovered Project Costs – Minnesota	518	1,753	2,271	48 months
North Dakota Renewable Resource Rider Accrued Revenues	852	1,009	1,861	18 months
Deferred Income Taxes	--	1,836	1,836	asset lives
Minnesota Renewable Resource Rider Accrued Revenues	784	579	1,363	18 months
Big Stone II Unrecovered Project Costs – North Dakota	1,254	--	1,254	10 months
Accrued Cost-of-Energy Revenues	1,101	--	1,101	12 months
Big Stone II Unrecovered Project Costs – South Dakota	100	736	836	100 months
North Dakota Transmission Rider Accrued Revenues	614	--	614	12 months
General Rate Case Recoverable Expenses	431	24	455	16 months
Deferred Holding Company Formation Costs	55	41	96	21 months
MISO Schedule 26 Transmission Cost Recovery Rider True-up	63	--	63	3 months
MISO Schedule 16 and 17 Deferred Administrative Costs - ND	62	--	62	2 months
Total Regulatory Assets	$21,084	$117,537	$138,621
Regulatory Liabilities:
Accumulated Reserve for Estimated Removal Costs – Net of Salvage	$--	$65,272	$65,272	asset lives
Deferred Income Taxes	--	2,752	2,752	asset lives
Deferred Marked-to-Market Gains	24	1,259	1,283	72 months
Minnesota Transmission Rider Accrued Refund	273	--	273	12 months
Deferred Gain on Sale of Utility Property – Minnesota Portion	6	113	119	255 months
South Dakota – Nonasset-Based Margin Sharing Excess	64	--	64	3 months
South Dakota Transmission Rider Accrued Refund	61	--	61	3 months
Total Regulatory Liabilities	$428	$69,396	$69,824
Net Regulatory Asset Position	$20,656	$48,141	$68,797

	December 31, 2011			Remaining Recovery/
(in thousands)	Current	Long-Term	Total	Refund Period
Regulatory Assets:
Unrecognized Transition Obligation, Prior Service Costs and Actuarial Losses on Pensions and Other Postretirement Benefits	$6,304	$96,074	$102,378	see notes
Deferred Marked-to-Market Losses	5,208	10,749	15,957	44 months
Conservation Improvement Program Accrued Revenues & Incentives	5,234	2,208	7,442	18 months
Accrued Cost-of-Energy Revenue	4,043	--	4,043	12 months
Accumulated ARO Accretion/Depreciation Adjustment	--	3,662	3,662	asset lives
Minnesota Renewable Resource Rider Accrued Revenues	1,461	1,306	2,767	33 months
Big Stone II Unrecovered Project Costs – Minnesota	495	2,144	2,639	57 months
Debt Reacquisition Premiums	280	2,246	2,526	249 months
Deferred Income Taxes	--	2,382	2,382	asset lives
Big Stone II Unrecovered Project Costs – North Dakota	1,340	862	2,202	19 months
North Dakota Renewable Resource Rider Accrued Revenues	785	1,325	2,110	24 months
General Rate Case Recoverable Expenses	721	285	1,006	25 months
Big Stone II Unrecovered Project Costs – South Dakota	100	811	911	109 months
North Dakota Transmission Rider Accrued Revenue	518	--	518	12 months
MISO Schedule 16 and 17 Deferred Administrative Costs - ND	343	--	343	11 months
MISO Schedule 26 Transmission Cost Recovery Rider True-up	252	--	252	12 months
Deferred Holding Company Formation Costs	55	83	138	30 months
South Dakota – Asset-Based Margin Sharing Shortfall	138	--	138	2 months
South Dakota Transmission Rider Accrued Revenues	114	--	114	12 months
Total Regulatory Assets	$27,391	$124,137	$151,528
Regulatory Liabilities:
Accumulated Reserve for Estimated Removal Costs – Net of Salvage	$--	$65,610	$65,610	asset lives
Deferred Income Taxes	--	3,379	3,379	asset lives
Deferred Gain on Sale of Utility Property – Minnesota Portion	6	117	123	264 months
Deferred Marked-to-Market Gains	96	--	96	12 months
South Dakota – Nonasset-Based Margin Sharing Excess	54	--	54	12 months
Minnesota Transmission Rider Accrued Refund	28	--	28	see notes
Total Regulatory Liabilities	$184	$69,106	$69,290
Net Regulatory Asset Position	$27,207	$55,031	$82,238

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

All Deferred Marked-to-Market Gains and Losses recorded as of September 30, 2012 are related to forward purchases of energy scheduled for delivery through December 2018.

Conservation Improvement Program Accrued Revenues & Incentives represent mandated conservation expenditures and incentives recoverable through retail electric rates.

The Accumulated Asset Retirement Obligation (ARO) Accretion/Depreciation Adjustment will accrete and be amortized over the lives of property with asset retirement obligations.

Debt Reacquisition Premiums are being recovered from OTP customers over the remaining original lives of the reacquired debt issues, the longest of which is 240 months.

Big Stone II Unrecovered Project Costs – Minnesota are the Minnesota share of costs incurred by OTP related to its participation in the abandoned Big Stone II generation project.

North Dakota Renewable Resource Rider Accrued Revenues relate to revenues earned on qualifying renewable resource costs incurred to serve North Dakota customers that have not been billed to North Dakota customers as of September 30, 2012.

The regulatory assets and liabilities related to Deferred Income Taxes result from changes in statutory tax rates accounted for in accordance with ASC 740, Income Taxes.

Minnesota Renewable Resource Rider Accrued Revenues relate to revenues earned on qualifying 2008 through September 30, 2012 renewable resource costs incurred to serve Minnesota customers that have not been billed to Minnesota customers as of September 30, 2012.

Big Stone II Unrecovered Project Costs – North Dakota are the North Dakota share of costs incurred by OTP related to its participation in the abandoned Big Stone II generation project.

Big Stone II Unrecovered Project Costs – South Dakota are the South Dakota share of costs incurred by OTP related to its participation in the abandoned Big Stone II generation project. OTP will be allowed to earn a return on the amount subject to recovery over a ten-year recovery period. Therefore, the South Dakota settlement amount is not discounted.

North Dakota Transmission Rider Accrued Revenues relate to revenues earned on qualifying transmission system facility and net operating costs incurred to serve North Dakota customers that have not been billed to North Dakota customers as of September 30, 2012.

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

The Minnesota Transmission Rider Accrued Refund relates to revenues billed for qualifying transmission system facilities and operating costs incurred to serve Minnesota customers net of transmission revenues that are refundable to Minnesota customers as of September 30, 2012.

South Dakota – Nonasset-Based Margin Sharing Excess represents 25% of OTP’s South Dakota share of actual profit margins on nonasset-based wholesale sales of electricity. The excess margins accumulated annually will be subject to refund through future retail rate adjustments in South Dakota in the following year.

The South Dakota Transmission Rider Accrued Refund relates to revenues billed for qualifying transmission system facilities and operating costs incurred to serve South Dakota customers net of transmission revenues that are refundable to South Dakota customers as of September 30, 2012.

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

The market prices used to value OTP’s forward contracts for the purchases and sales of electricity and electricity generating capacity are determined by survey of counterparties or brokers used by OTP’s power services’ personnel responsible for contract pricing, as well as prices gathered from daily settlement prices published by the Intercontinental Exchange and CME Globex. For certain contracts, prices at illiquid trading points are based on a basis spread between that trading point and more liquid trading hub prices. These basis spreads are determined based on available market price information and the use of forward price curve models. The fair value measurements of these forward energy contracts fall into level 2 and level 3 of the fair value hierarchy set forth in ASC 820, Fair Value Measurement.

The following tables show the effect of marking to market forward contracts for the purchase and sale of electricity and the location and fair value amounts of the related derivatives reported on the Company’s consolidated balance sheets as of September 30, 2012 and December 31, 2011, and the change in the Company’s consolidated balance sheet position from December 31, 2011 to September 30, 2012 and December 31, 2010 to September 30, 2011:

(in thousands)	September 30, 2012	December 31, 2011
Other Current Asset – Derivative Asset	$2,219	$3,803
Regulatory Asset – Current Deferred Marked-to-Market Loss	6,722	5,208
Regulatory Asset – Long-Term Deferred Marked-to-Market Loss	11,170	10,749
Total Assets	20,111	19,760
Derivative Liability	(18,869)	(18,770)
Regulatory Liability – Current Deferred Marked-to-Market Gain	(24)	(96)
Regulatory Liability – Long-Term Deferred Marked-to-Market Gain	(1,259)	--
Total Liabilities	(20,152)	(18,866)
Fair Value Adjustments Included in Earnings	$(41)	$894

(in thousands)	Year-to-Date September 30, 2012	Year-to-Date September 30, 2011
Cumulative Fair Value Adjustments Included in Earnings - Beginning of Year	$894	$763
Less: Amounts Realized on Settlement of Contracts Entered into in Prior Periods	(781)	(253)
Changes in Fair Value of Contracts Entered into in Prior Periods	(33)	(86)
Cumulative Fair Value Adjustments in Earnings of Contracts Entered into in Prior Years at End of Period	80	424
Changes in Fair Value of Contracts Entered into in Current Period	(121)	550
Cumulative Fair Value Adjustments Included in Earnings - End of Period	$(41)	$974

The recognized but unrealized net (losses) and gains on the forward energy and capacity purchases and sales marked to market on September 30, 2012 are expected to be realized on settlement as scheduled over the following periods in the amounts listed:

(in thousands)	4th Qtr 2012	1st Qtr 2013	Total
Net (Loss) Gain	$(44)	$3	$(41)

The following realized and unrealized net (losses) and gains on forward energy contracts are included in electric operating revenues on the Company’s consolidated statements of income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2012	2011	2012	2011
Net Gains (Losses) on Forward Electric Energy Contracts	$(274)	$456	$(130)	$587

OTP has credit risk associated with the nonperformance or nonpayment by counterparties to its forward energy and capacity purchases and sales agreements. The Company has established guidelines and limits to manage credit risk associated with wholesale power and capacity purchases and sales. Specific limits are determined by a counterparty’s financial strength.

The following table provides information on OTP’s credit risk exposure on delivered and marked-to-market forward contracts as of September 30, 2012 and December 31, 2011:

	September 30, 2012		December 31, 2011
(in thousands)	Exposure	Counterparties	Exposure	Counterparties
Net Credit Risk on Forward Energy Contracts	$322	7	$1,677	10
Net Credit Risk to Single Largest Counterparty	$195		$737

OTP had a net credit risk exposure to seven counterparties with investment grade credit ratings. OTP had no exposure at September 30, 2012 or December 31, 2011 to counterparties with credit ratings below investment grade. Counterparties with investment grade credit ratings have minimum credit ratings of BBB- (Standard & Poor’s), Baa3 (Moody’s) or BBB- (Fitch). The credit risk exposures include net amounts due to OTP on receivables/payables from completed transactions billed and unbilled plus marked-to-market gains/losses on forward contracts for the purchase and sale of electricity scheduled for delivery subsequent to the reporting date. Individual counterparty exposures are offset according to legally enforceable netting arrangements.

The following table provides a breakdown of OTP’s credit risk standing on forward energy contracts in marked-to-market loss positions as of September 30, 2012 and December 31, 2011:

Current Liability – Marked-to-Market Loss (in thousands)	September 30, 2012	December 31, 2011
Loss Contracts Covered by Deposited Funds or Letters of Credit	$2,000	$3,423
Contracts Requiring Cash Deposits if OTP’s Credit Falls Below Investment Grade1	16,869	15,347
Loss Contracts with No Ratings Triggers or Deposit Requirements	--	--
Total Current Liability – Marked-to-Market Loss	$18,869	$18,770
1Certain OTP derivative energy contracts contain provisions that require an investment grade credit rating from each of the major credit rating agencies on OTP’s debt. If OTP’s debt ratings were to fall below investment grade, the counterparties to these forward energy contracts could request the immediate deposit of cash to cover contracts in net liability positions.

Contracts Requiring Cash Deposits if OTP’s Credit Falls Below Investment Grade	$16,869	$15,347
Offsetting Gains with Counterparties under Master Netting Agreements	(2,107)	(3,471)
Reporting Date Deposit Requirement if Credit Risk Feature Triggered	$14,762	$11,876

6. Common Shares and Earnings Per Share

Common Shares

Following is a reconciliation of the Company’s common shares outstanding from December 31, 2011 through September 30, 2012:

Common Shares Outstanding, December 31, 2011	36,101,695
Issuances:
Restricted Stock Issued to Employees	24,500
Restricted Stock Issued to Nonemployee Directors	24,000
Vesting of Restricted Stock Units	21,300
Retirements:
Shares Withheld for Individual Income Tax Requirements	(5,072)
Forfeiture of Unvested Restricted Stock	(1,825)
Common Shares Outstanding, September 30, 2012	36,164,598

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

Excluded from the calculation of diluted earnings per share are the following outstanding stock options which had exercise prices greater than the average market prices:

Three Months Ended September 30,	Options Outstanding	Range of Exercise Prices
2012	92,497	$24.93 – $27.25
2011	170,960	$24.93 – $31.34

Nine Months Ended September 30,	Options Outstanding	Range of Exercise Prices
2012	92,497	$24.93 – $27.25
2011	170,960	$24.93 – $31.34

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

The restricted shares granted to the Company’s nonemployee directors and executive officers are eligible for full dividend and voting rights. Restricted shares not vested and dividends on those restricted shares are subject to forfeiture under the terms of the restricted stock award agreement. The grant date fair value of each share of restricted stock was the average of the high and low market price per share on the date of grant.

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

As of September 30, 2012 the remaining unrecognized compensation expense related to stock-based compensation was approximately $3.7 million (before income taxes) which will be amortized over a weighted-average period of 2.5 years.

Compensation expense recognized under the Company’s stock-based payment programs are presented in the table below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2012	2011	2012	2011
Employee Stock Purchase Plan (15% discount)	$31	$51	$119	$185
Restricted Stock Granted to Directors	139	185	413	571
Restricted Stock Granted to Employees	87	511	232	759
Restricted Stock Units Granted to Employees	60	92	165	244
Stock Performance Awards Granted to Executive Officers	146	1,766	439	1,766
Totals	$463	$2,605	$1,368	$3,525

8. Retained Earnings Restriction

The Company’s Restated Articles of Incorporation, as amended, contain provisions that limit the amount of dividends that may be paid to common shareholders by the amount of any declared but unpaid dividends to holders of the Company’s cumulative preferred shares. Under these provisions none of the Company’s retained earnings were restricted at September 30, 2012.

9. Commitments and Contingencies

Construction and Other Purchase Commitments
At December 31, 2011 OTP had commitments under contracts in connection with construction programs aggregating approximately $41.0 million for 2012. OTP’s share of additional commitments under contracts entered into in 2012 related to CapX2020 transmission projects, the Big Stone AQCS project, a water handling project at Coyote Station, and future purchases of equipment increased its total construction and other purchase commitments as of September 30, 2012 by $16.5 million for the remainder of 2012, $25.3 million for 2013, $5.2 million for 2014 and $19.9 million for 2015.

Electric Utility Capacity and Energy Requirements and Coal and Delivery Contracts
OTP has commitments for capacity and energy requirements under agreements extending through 2032. In the third quarter of 2012, OTP entered into an agreement for the purchase of additional energy to meet its future energy requirements for the years 2016 through 2018, resulting in an increase in commitments for the purchase of energy totaling $27.0 million.

OTP’s current coal purchase agreements under contracts expire in 2012 and 2016. In the third quarter of 2012, OTP, as operating agent, accepted proposals to provide a portion of Big Stone Plant’s coal requirements for the years 2013-2016. The agreement for the purchase of the coal is expected to be signed in the fourth quarter of 2012.

In October 2012, the Coyote Station Co-Owners, OTP included, entered into a lignite sales agreement (LSA) with Coyote Creek Mining Company, L.L.C. (CCMC), a subsidiary of The North American Coal Corporation, for the purchase of coal to meet the coal supply requirements of Coyote Station for the period beginning in May 2016 and ending in December 2040. The price per ton to be paid by the Coyote Station Co-Owners under the LSA will reflect the cost of production, along with an agreed profit and capital charge. OTP’s commitment under the LSA for its share of the coal anticipated to be delivered over the life of the contract is estimated to be approximately $710 million. The LSA provides for the Coyote Station Co-Owners to purchase the membership interests in CCMC in the event of certain early termination events and also at the end of the term of the LSA.

Contingencies
Contingencies, by their nature, relate to uncertainties that require the Company’s management to exercise judgment both in assessing the likelihood a liability has been incurred as well as in estimating the amount of potential loss. The most significant contingencies impacting the Company’s consolidated financial statements are those related to product warranty, environmental remediation, litigation matters, possible liquidated damages and the resolution of matters related to open tax years. Should all of these items result in a liabilities being incurred, the loss could be as high as $8.0 million. Additionally, the Company may become subject to significant claims of which its management is unaware, or the claims of which its management is aware may result in the Company incurring a significantly greater liability than it anticipates.

Other
The Company is a party to litigation arising in the normal course of business. The Company regularly analyzes current information and, as necessary, provides accruals for liabilities that are probable of occurring and that can be reasonably estimated. The Company believes the effect on its consolidated results of operations, financial position and cash flows, if any, for the disposition of all matters pending as of September 30, 2012 will not be material.

10. Short-Term and Long-Term Borrowings

The following table presents the status of the Company’s and OTP’s lines of credit as of September 30, 2012 and December 31, 2011:

(in thousands)	Line Limit	In Use on September 30, 2012	Restricted due to Outstanding Letters of Credit	Available on September 30, 2012	Available on December 31, 2011
Otter Tail Corporation Credit Agreement	$200,000	$--	$733	$199,267	$198,776
OTP Credit Agreement	170,000	12,417	3,050	154,533	165,950
Total	$370,000	$12,417	$3,783	$353,800	$364,726

On October 29, 2012 the Company and OTP renewed and extended the Otter Tail Corporation Credit Agreement and the OTP Credit Agreement, both for five-year terms. (See Note 18 to consolidated financial statements for more information.)

Long-Term Debt Retirements
In April 2012, ShoreMaster exercised a purchase option on a building it had been leasing under a capital lease and paid off the remaining $2.8 million balance of its lease obligation.

On July 13, 2012 the Company prepaid in full its outstanding $50 million, 8.89% Senior Unsecured Note due November 30, 2017 (the Cascade Note) issued pursuant to the Note Purchase Agreement dated as of February 23, 2007, as amended, between the Company and Cascade Investment, L.L.C. (Cascade). Immediately before the prepayment, the Cascade Note bore interest at 8.89% annually. The price paid by the Company to prepay the Cascade Note was $63,031,000, which included the principal amount of the Cascade Note plus accrued interest of $531,000 and a negotiated prepayment premium of $12,500,000. The Company used funds available under the Otter Tail Corporation Credit Agreement for the prepayment. This early retirement reflects the Company’s desire to lower its long-term debt outstanding given its recent divestitures. On repayment, $606,000 in unamortized debt expense related to this note was immediately recognized as expense along with the $12,500,000 negotiated prepayment premium, which, in total, reduced diluted earnings per share by $0.22 in the nine months ended September 30, 2012. Cascade owned approximately 9.6% of the Company’s outstanding common stock as of December 31, 2011.

In the third quarter of 2012, $25,000 of Grant County, South Dakota Pollution Control Refunding Revenue Bonds 4.65%, due September 1, 2017, and $35,000 of Mercer County, North Dakota Pollution Control Refunding Revenue Bonds 4.85%, due September 1, 2022, were redeemed for estate settlement purposes.

The following tables provide a breakdown of the Company’s consolidated short-term and long-term debt outstanding as of September 30, 2012 and December 31, 2011:

September 30, 2012 (in thousands)	OTP	Varistar	Otter Tail Corporation	Otter Tail Corporation Consolidated
Short-Term Debt	$12,417	$--	$--	$12,417
Long-Term Debt:
9.000% Notes, due December 15, 2016			$100,000	$100,000
Senior Unsecured Notes 5.95%, Series A, due August 20, 2017	$33,000			33,000
Grant County, South Dakota Pollution Control Refunding Revenue Bonds 4.65%, due September 1, 2017	5,065			5,065
Senior Unsecured Note 8.89%, due November 30, 20171			--	--
Senior Unsecured Notes 4.63%, due December 1, 2021	140,000			140,000
Senior Unsecured Notes 6.15%, Series B, due August 20, 2022	30,000			30,000
Mercer County, North Dakota Pollution Control Refunding Revenue Bonds 4.85%, due September 1, 2022	20,070			20,070
Senior Unsecured Notes 6.37%, Series C, due August 20, 2027	42,000			42,000
Senior Unsecured Notes 6.47%, Series D, due August 20, 2037	50,000			50,000
Other Obligations - Various up to 3.95% at September 30, 2012			1,767	1,767
Total	$320,135	$--	$101,767	$421,902
Less: Current Maturities	--	--	173	173
Unamortized Debt Discount	--	--	4	4
Total Long-Term Debt	$320,135	$--	$101,590	$421,725
Total Short-Term and Long-Term Debt (with current maturities)	$332,552	$--	$101,763	$434,315
1Repaid in full on July 13, 2012.

December 31, 2011 (in thousands)	OTP	Varistar	Otter Tail Corporation	Otter Tail Corporation Consolidated
Short-Term Debt	$--	$--	$--	$--
Long-Term Debt:
9.000% Notes, due December 15, 2016			$100,000	$100,000
Senior Unsecured Notes 5.95%, Series A, due August 20, 2017	$33,000			33,000
Grant County, South Dakota Pollution Control Refunding Revenue Bonds 4.65%, due September 1, 2017	5,090			5,090
Senior Unsecured Note 8.89%, due November 30, 2017			50,000	50,000
Senior Unsecured Notes 4.63%, due December 1, 2021	140,000			140,000
Senior Unsecured Notes 6.15%, Series B, due August 20, 2022	30,000			30,000
Mercer County, North Dakota Pollution Control Refunding Revenue Bonds 4.85%, due September 1, 2022	20,105			20,105
Senior Unsecured Notes 6.37%, Series C, due August 20, 2027	42,000			42,000
Senior Unsecured Notes 6.47%, Series D, due August 20, 2037	50,000			50,000
Other Obligations - Various up to 3.95% at December 31, 2011		$2,868	1,889	4,757
Total	$320,195	$2,868	$151,889	$474,952
Less: Current Maturities	--	2,868	165	3,033
Unamortized Debt Discount	--	--	4	4
Total Long-Term Debt	$320,195	$--	$151,720	$471,915
Total Short-Term and Long-Term Debt (with current maturities)	$320,195	$2,868	$151,885	$474,948

12. Pension Plan and Other Postretirement Benefits

Pension Plan—Components of net periodic pension benefit cost of the Company’s noncontributory funded pension plan are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011
Service Cost—Benefit Earned During the Period	$1,271	$961	$3,813	$3,311
Interest Cost on Projected Benefit Obligation	3,116	3,150	9,349	9,500
Expected Return on Assets	(3,608)	(3,530)	(10,823)	(10,605)
Amortization of Prior-Service Cost	103	125	307	325
Amortization of Net Actuarial Loss	1,260	663	3,780	1,963
Net Periodic Pension Cost	$2,142	$1,369	$6,426	$4,494

Cash flows—The Company had a minimum pension plan funding requirement of $3,015,000 as of December 31, 2011, and made a discretionary plan contribution of $10,000,000 in January 2012. The Company is not required to make, and has not made, any additional contributions in 2012. The Company did not make a contribution to its pension plan in the nine months ended September 30, 2011.

Executive Survivor and Supplemental Retirement Plan—Components of net periodic pension benefit cost of the Company’s unfunded, nonqualified benefit plan for executive officers and certain key management employees are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011
Service Cost—Benefit Earned During the Period	$11	$20	$34	$61
Interest Cost on Projected Benefit Obligation	370	407	1,109	1,223
Amortization of Prior-Service Cost	18	18	55	55
Amortization of Net Actuarial Loss	82	62	245	184
Net Periodic Pension Cost	$481	$507	$1,443	$1,523

Postretirement Benefits—Components of net periodic postretirement benefit cost for health insurance and life insurance benefits for retired OTP and corporate employees are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011
Service Cost—Benefit Earned During the Period	$449	$425	$1,349	$1,275
Interest Cost on Projected Benefit Obligation	875	850	2,625	2,550
Amortization of Transition Obligation	187	187	561	561
Amortization of Prior-Service Cost	53	50	158	150
Amortization of Net Actuarial Loss	379	213	1,138	639
Effect of Medicare Part D Expected Subsidy	(509)	(525)	(1,529)	(1,575)
Net Periodic Postretirement Benefit Cost	$1,434	$1,200	$4,302	$3,600

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

	September 30, 2012		December 31, 2011
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and Cash Equivalents	$--	$--	$14,652	$14,652
Long-Term Debt (including current maturities)	$(421,898)	$(492,431)	$(474,948)	$(528,074)

15. Income Tax Expense – Continuing Operations

The following table provides a reconciliation of income tax expense calculated at the net composite federal and state statutory rate on income from continuing operations before income taxes and income tax expense for continuing operations reported on the Company’s consolidated statements of income for the three and nine month periods ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011
Income (Loss) Before Income Taxes – Continuing Operations	$1,020	$9,718	$(20,571)	$21,209
Add Back Canadian Losses not Subject to Income Tax Benefits	3,072	2,174	4,440	8,954
Income (Loss) Before Income Taxes – Continuing Operations, Subject to Taxes	4,092	11,892	(16,131)	30,163
Income Tax Expense (Benefit) Computed at the Company’s Net Composite Federal and State Statutory Rate (39%)	1,596	4,638	(6,291)	11,764
Increases (Decreases) in Tax from:
Federal Production Tax Credits	(1,239)	(1,394)	(5,057)	(5,299)
Accrual (Reversal) of Interest on Cost Capitalization Audit Issue	--	275	(676)	275
North Dakota Wind Tax Credit Amortization – Net of Federal Taxes	(297)	(220)	(668)	(775)
Medicare Part D Subsidy	(196)	(165)	(587)	(526)
Employee Stock Ownership Plan Dividend Deduction	(190)	(192)	(571)	(576)
Canadian Revenue Authority Audit Settlement	--	--	--	156
Investment Tax Credit	(180)	(214)	(540)	(641)
Corporate Owned Life Insurance	(118)	85	(503)	(181)
Section 199 - Domestic Production Activities Deduction	--	(178)	--	(573)
Other Items – Net	(234)	(253)	(161)	(89)
Income Tax (Benefit) Expense – Continuing Operations	$(858)	$2,382	$(15,054)	$3,535
Effective Income Tax Rate – Continuing Operations	(84.1)%	24.5%	73.2%	16.7%

The following table summarizes the activity related to our unrecognized tax benefits:

(in thousands)	2012
Balance on January 1	$12,138
Increases Related to Tax Positions for Prior Years	--
Uncertain Positions Resolved During Year	(8,354)
Balance on September 30	$3,784

The balance of unrecognized tax benefits as of September 30, 2012 would not reduce our effective tax rate if recognized. The total amount of unrecognized tax benefits as of September 30, 2012 is not expected to change significantly within the next three months. The Company classifies interest and penalties on tax uncertainties as components of the provision for income taxes in its consolidated statement of income. No interest is accrued on tax uncertainties as of September 30, 2012.

17. Discontinued Operations

On May 6, 2011, the Company completed the sale of IPH for approximately $87.0 million in cash, including $3.0 million deposited in an escrow account, of which $1.5 million was released to the Company in May 2012. In the second half of 2011, the IPH sales proceeds were reduced by $1.2 million related to a purchase price adjustment. On December 29, 2011 the Company completed the sale of Wylie, its trucking business, for approximately $25.0 million in cash. On January 18, 2012 the Company sold the assets of Aviva for $0.3 million in cash. On February 29, 2012 the Company sold DMS for $28.3 million in cash. Following are summary presentations of the results of discontinued operations for three and nine month periods ended September 30, 2012 and 2011:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011
Operating Revenues	$--	$33,385	$16,352	$132,845
Operating Expenses	7	34,255	14,935	133,598
Operating (Loss) Income	(7)	(870)	1,417	(753)
Interest Charges	--	12	147	43
Other Income	--	61	122	1,477
Income Tax (Benefit) Expense	(2)	(307)	571	261
Net (Loss) Income from Operations	(5)	(514)	821	420
(Loss) Gain on Disposition Before Taxes	--	(756)	(3,713)	16,011
Income Tax (Benefit) Expense on Disposition	--	(302)	(169)	3,213
Net (Loss) Gain on Disposition	--	(454)	(3,544)	12,798
Net (Loss) Income	$(5)	$(968)	$(2,723)	$13,218

Following are summary presentations of the major components of assets and liabilities of discontinued operations as of September 30, 2012 and December 31, 2011:

(in thousands)	September 30, 2012	December 31, 2011
Current Assets	$730	$29,320
Net Plant	--	372
Assets of Discontinued Operations	$730	$29,692
Current Liabilities	$164	$14,740
Deferred Income Taxes	--	(1,811)
Deferred Credits - Other	--	119
Long-Term Debt	--	715
Liabilities of Discontinued Operations	$164	$13,763

18. Subsequent Event

Stock Incentive Awards
On October 1, 2012 the Company’s Board of Directors granted the following stock incentive awards to an executive officer and key employees under the 1999 Stock Incentive Plan, as amended:

Award	Shares/Units Granted	Grant-Date Fair Value per Share	Vesting
Restricted Stock Granted to Executive Officer	1,620	$23.93	25% on April 8th of each year 2013 – 2016
Restricted Stock Units Granted to Employees	3,000	$19.87	100% on April 8, 2016

The restricted shares granted to the Company’s executive officer are eligible for full dividend and voting rights. Restricted shares not vested and dividends on those restricted shares are subject to forfeiture under the terms of the restricted stock award agreement. The grant date fair value of each share of restricted stock was the average of the high and low market price per share on the date of grant.

The grant date fair value of each restricted stock unit was based on the market value of one share of the Company’s common stock on the grant date, discounted for the value of the dividend exclusion over the 42-month vesting period.

Line of Credit Agreements
On October 29, 2012 the Company entered into a Third Amended and Restated Credit Agreement (the Otter Tail Corporation Credit Agreement) with the Banks named therein, which is an unsecured $150 million revolving credit facility that the Company can draw on to refinance certain indebtedness and support the operations of the Company and its subsidiaries. The Otter Tail Corporation Credit Agreement amends and restates the Company’s Second Amended and Restated Credit Agreement dated as of May 4, 2010, which was set to expire on May 4, 2013, and provided for a $200 million line of credit. Borrowings under the Otter Tail Corporation Credit Agreement currently bear interest at LIBOR plus 1.75%, subject to adjustment based on the Company’s senior unsecured credit ratings. The interest rate being charged under the Second Amended and Restated Credit Agreement prior to the renewal was LIBOR plus 3.25%. Under the Otter Tail Corporation Credit Agreement, the Company is required to pay the Banks’ commitment fees based on the average daily unused amount available to be drawn under the revolving credit facility. The Otter Tail Corporation Credit Agreement is set to expire on October 29, 2017. The Otter Tail Corporation Credit Agreement contains a number of restrictions on the Company and its material subsidiaries, including restrictions on the Company’s and its material subsidiaries’ ability to merge, sell assets, make investments, create or incur liens on assets, guarantee the obligations of certain other parties and engage in transactions with related parties. The Otter Tail Corporation Credit Agreement also contains affirmative covenants and events of default. It does not include provisions for the termination of the agreement or the acceleration of repayment of amounts outstanding due to changes in the Company’s credit ratings. The Company’s obligations under the Otter Tail Corporation Credit Agreement are guaranteed by certain of the Company’s material subsidiaries. Outstanding letters of credit issued by the Company under the Otter Tail Corporation Credit Agreement can reduce the amount available for borrowing under the line by up to $40 million. The Otter Tail Corporation Credit Agreement has an accordion feature whereby the line can be increased to $250 million on the terms and subject to the conditions described in the Otter Tail Corporation Credit Agreement.

On October 29, 2012 OTP entered into a Second Amended and Restated Credit Agreement (the OTP Credit Agreement) with the Banks named therein. The OTP Credit Agreement amends and restates the $170 million OTP Credit Agreement dated as of March 3, 2011, which was set to expire on March 3, 2016. The OTP Credit Agreement provides for a $170 million line of credit that may be increased to $250 million on the terms and subject to the conditions described in the OTP Credit Agreement. The OTP Credit Agreement is an unsecured revolving credit facility that OTP can draw on to support the working capital needs and other capital requirements of its operations, including letters of credit in an aggregate amount not to exceed $50 million outstanding at any time. Borrowings under the OTP Credit Agreement currently bear interest at LIBOR plus 1.25%, subject to adjustment based on the ratings of OTP’s senior unsecured debt. The interest rate being charged under the OTP Credit Agreement prior to the renewal was LIBOR plus 1.5%. Under the OTP Credit Agreement, OTP is required to pay the Banks’ commitment fees based on the average daily unused amount available to be drawn under the revolving credit facility. The OTP Credit Agreement is set to expire on October 29, 2017. The OTP Credit Agreement contains a number of restrictions on the business of OTP, including restrictions on its ability to merge, sell assets, make investments, create or incur liens on assets, guarantee the obligations of any other party, and engage in transactions with related parties. The OTP Credit Agreement also contains affirmative covenants and events of default. The OTP Credit Agreement does not include provisions for the termination of the agreement or the acceleration of repayment of amounts outstanding due to changes in OTP’s credit ratings. OTP’s obligations under the OTP Credit Agreement are not guaranteed by any other party.

The following table presents the status of the Company’s and OTP’s renewed and extended lines of credit as of October 31, 2012:

(in thousands)	Line Limit	In Use On October 31, 2012	Restricted due to Outstanding Letters of Credit	Available on October 31, 2012
Otter Tail Corporation Credit Agreement	$150,000	$--	$733	$149,267
OTP Credit Agreement	170,000	5,464	3,175	161,361
Total	$320,000	$5,464	$3,908	$310,628

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Following is an analysis of our operating results by business segment for the three and nine month periods ended September 30, 2012 and 2011, followed by a discussion of changes in our consolidated financial position during the nine months ended September 30, 2012 and our business outlook for the remainder of 2012.

Comparison of the Three Months Ended September 30, 2012 and 2011

Consolidated operating revenues were $277.1 million for the three months ended September 30, 2012 compared to $282.4 million for the three months ended September 30, 2011. Operating income was $21.3 million for the three months ended September 30, 2012 compared to operating income of $18.0 million for the three months ended September 30, 2011. The Company recorded diluted earnings per share from continuing operations of $0.05 for the three months ended September 30, 2012 compared to $0.20 for the three months ended September 30, 2011 and total diluted earnings per share of $0.05 for the three months ended September 30, 2012 compared to $0.17 for the three months ended September 30, 2011.

Intersegment Eliminations—Amounts presented in the segment tables that follow for operating revenues, cost of goods sold and other nonelectric operating expenses for the three month periods ended September 30, 2012 and 2011 will not agree with amounts presented in the consolidated statements of income due to the elimination of intersegment transactions. The amounts of intersegment eliminations by income statement line item are listed below:

Intersegment Eliminations (in thousands)	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011
Operating Revenues:
Electric	$46	$54
Nonelectric	115	443
Cost of Goods Sold	148	461
Other Nonelectric Expenses	13	36

Electric

	Three Months Ended
	September 30,			%
(in thousands)	2012	2011	Change	Change
Retail Sales Revenue	$74,622	$73,766	$856	1.2
Wholesale Revenue – Company Generation	5,347	6,107	(760)	(12.4)
Net Revenue – Energy Trading Activity	241	592	(351)	(59.3)
Other Revenue	8,354	4,707	3,647	77.5
Total Operating Revenues	$88,564	$85,172	$3,392	4.0
Production Fuel	20,622	19,080	1,542	8.1
Purchased Power – System Use	8,138	7,488	650	8.7
Other Operation and Maintenance Expenses	28,717	27,323	1,394	5.1
Depreciation and Amortization	10,504	10,046	458	4.6
Property Taxes	2,833	2,601	232	8.9
Operating Income	$17,750	$18,634	$(884)	(4.7)

	Three Months Ended
	September 30,			%
Electric kwh Sales (in thousands)	2012	2011	Change	Change
Retail kilowatt-hour (kwh) Sales	1,002,921	965,414	37,507	3.9
Wholesale kwh Sales – Company Generation	170,589	168,579	2,010	1.2
Wholesale kwh Sales – Purchased Power Resold	15,202	13,877	1,325	9.5

The $0.9 million increase in retail sales revenue reflects the following:

●	a $1.4 million increase in revenues related to a 3.9% increase in retail kwh sales, mainly to commercial customers,

●	a $1.4 million increase in revenue for the recovery of fuel and purchased power costs incurred to serve retail customers related to the increase in retail kwh sales,

●	a $0.5 million increase in transmission cost recovery rider revenues as a result of increased investment in transmission assets,

offset by:

●
a $2.4 million decrease in revenue mainly related to rate design changes implemented in October 2011, in conjunction with Otter Tail Power Company’s (OTP) 2010 Minnesota general rate case, that shifted recovery of a portion of annual revenue requirements from summer to winter, reducing the amount of a seasonal rate differential in effect prior to October 2011.

Wholesale electric revenues from company-owned generation decreased $0.8 million as a result of a 13.5% decrease in the price per kwh sold.

Other electric operating revenues increased $3.6 million, as a result of a $2.3 million increase in transmission tariff revenues, mainly related to recovery of CapX2020 transmission project investments, and a $1.1 million increase in revenue from shared use of transmission facilities with another regional transmission provider under an integrated transmission agreement.

Fuel costs increased $1.5 million as a result of a 6.9% increase in kwhs generated from OTP’s steam-powered and combustion turbine generators, mainly at the Big Stone Plant, combined with a 1.1% increase in the cost of fuel per kwh generated. The cost of purchased power for retail sales increased $0.7 million as a result of a 33.5% increase in kwhs purchased, partially offset by an 18.6% decrease in the cost per kwh purchased.

Electric operating and maintenance expenses increased $1.4 million due to a $0.9 million increase in transmission service charges related to investments in transmission facilities by Midwest Independent Transmission System Operator (MISO) member companies, and a $0.5 million increase in labor and benefit expenses mainly due to increases in pension and retirement health benefit costs resulting from a reduction in the discount rate related to projected benefit obligations.

The $0.5 million increase in Electric segment depreciation expense is mainly related to 2011 transmission plant additions. The $0.2 million increase in property taxes is due to higher taxes on electric distribution property and increased investments in transmission and distribution property.

Wind Energy

	Three Months Ended
	September 30,			%
(in thousands)	2012	2011	Change	Change
Revenues	$55,025	$52,595	$2,430	4.6
Cost of Goods Sold	49,326	48,945	381	0.8
Operating Expenses	2,182	2,294	(112)	(4.9)
Exit and Disposal Costs - DMI	4,400	--	4,400	--
Depreciation and Amortization	742	2,822	(2,080)	(73.7)
Operating Loss	$(1,625)	$(1,466)	$(159)	(10.8)

Revenues at DMI Industries Inc.’s (DMI) U.S. plants increased $9.4 million as a result of higher revenue per tower offset slightly by fewer towers produced on a quarter over quarter basis, while cost of goods sold increased by $8.0 million at those locations. Revenues and cost of goods sold at DMI’s Canadian plant were down $7.0 million and $7.6 million, respectively, as a result of idling the  plant in the fourth quarter of 2011 due to a reduction in tower orders. A decrease in operating expenses at DMI’s idled Canadian plant of $0.7 million was mostly offset by a $0.6 million increase in expenses related to selling DMI’s fixed assets. Exit and Disposal Costs - DMI include $3.6 million in employee termination benefits and $0.8 million in costs to terminate a wind tower production contract. Depreciation expense decreased mainly as a result of DMI writing down its assets by $45.6 million to an indicated market value of $20.0 million in the second quarter of 2012.

Manufacturing

	Three Months Ended
	September 30,			%
(in thousands)	2012	2011	Change	Change
Operating Revenues	$53,567	$55,625	$(2,058)	(3.7)
Cost of Goods Sold	41,835	42,977	(1,142)	(2.7)
Operating Expenses	5,797	6,049	(252)	(4.2)
Depreciation and Amortization	3,270	3,228	42	1.3
Operating Income	$2,665	$3,371	$(706)	(20.9)

The decrease in revenues in our Manufacturing segment relates to the following:

●
Revenues at BTD Manufacturing, Inc. (BTD), our metal parts stamping and fabrication company, decreased $0.5 million due to a reduction in sales to energy related customers and less revenue from scrap-metal sales as a result of lower prices due to reduced demand for steel.

●	Revenues at T.O. Plastics, Inc. (T.O. Plastics), our manufacturer of thermoformed plastic and horticultural products, decreased by $0.2 million.

●	Revenues at ShoreMaster, Inc. (ShoreMaster), our waterfront equipment business, decreased $1.4 million mainly due mainly to a decrease in sales of commercial products.

The decrease in cost of goods sold in our Manufacturing segment relates to the following:

●	Cost of goods sold at BTD decreased $0.4 million mainly as a result of decreased material costs related to lower steel prices and reduction in tooling costs for new products.

●
Cost of goods sold at T.O. Plastics decreased $0.6 million mainly as a result of improved productivity and efficiencies and more selective bidding practices, but also due to a decrease in costs associated with the decrease in sales.

●	Cost of goods sold at ShoreMaster decreased $0.1 million.

The decrease in operating expenses in our Manufacturing segment is due to the following:

●	Operating expenses at BTD decreased $0.4 million due to reductions in incentive compensation and promotional expenses.

●	Operating expenses at T.O. Plastics were unchanged between the quarters.

●	Operating expenses at ShoreMaster increased $0.1 million between the quarters.

Construction

	Three Months Ended
	September 30,			%
(in thousands)	2012	2011	Change	Change
Operating Revenues	$37,931	$53,247	$(15,316)	(28.8)
Cost of Goods Sold	36,184	49,740	(13,556)	(27.3)
Operating Expenses	3,105	3,063	42	1.4
Depreciation and Amortization	550	523	27	5.2
Operating Loss	$(1,908)	$(79)	$(1,829)	--

The decrease in revenues in our Construction segment relates to the following:

●
Revenues at Foley Company, a mechanical and prime contractor on industrial projects, decreased $20.1 million due to a decrease in work volume and the effect of cost overruns on estimated revenues recognized under percentage-of-completion accounting.

●
Revenues at Aevenia, Inc. (Aevenia), our electrical design and construction services company, increased $4.8 million mainly as a result of an increase in electrical transmission, distribution and substation work in the oil patch region of western North Dakota.

The decrease in cost of goods sold in our Construction segment relates to the following:

●
Cost of goods sold at Foley Company decreased $16.3 million. The decrease reflects reductions in material and subcontractor costs due to a decrease in work volume, partially offset by the recognition of additional costs of $3.1 million in the third quarter of 2012 and $1.6 million in the third quarter of 2011, resulting from increases in estimated costs on certain projects in excess of previous period estimates under percentage-of-completion accounting.

●
Cost of goods sold at Aevenia increased $2.8 million as a result of the increase in electrical transmission, distribution and substation work. Improved performance resulted in an increase gross margin between the quarters at Aevenia.

Plastics

	Three Months Ended
	September 30,			%
(in thousands)	2012	2011	Change	Change
Operating Revenues	$42,217	$36,231	$5,986	16.5
Cost of Goods Sold	31,506	29,956	1,550	5.2
Operating Expenses	2,869	1,757	1,112	63.3
Depreciation and Amortization	764	850	(86)	(10.1)
Operating Income	$7,078	$3,668	$3,410	93.0

Operating revenues for the Plastics segment increased as result of a 21.4% increase in pounds of polyvinyl chloride (PVC) pipe sold, partially offset by a 4.0% decrease in the price per pound of pipe sold. The increase in pounds sold is primarily due to increased demand for PVC pipe across the markets this segment served compared to last year’s third quarter. The increase in costs of goods sold was related to the increase in pounds of pipe sold, but was mitigated by a 13.4% decrease in the cost per pound of PVC pipe sold as a result of a reduction in resin costs between the quarters. The increase in operating expenses in the Plastics segment is due to increased employee incentives related to improved operating results.

Corporate

Corporate includes items such as corporate staff and overhead costs, the results of our captive insurance company and other items excluded from the measurement of operating segment performance. Corporate is not an operating segment. Rather it is added to operating segment totals to reconcile to totals on our consolidated statements of income.

	Three Months Ended
	September 30,			%
(in thousands)	2012	2011	Change	Change
Operating Expenses	$2,498	$5,987	$(3,489)	(58.3)
Depreciation and Amortization	121	135	(14)	(10.4)

The decrease in corporate operating expenses is mainly related to the incurrence of termination benefits associated with the resignation of our former chief executive officer in the third quarter of 2011.

Loss on Early Retirement of Debt

On July 13, 2012 we prepaid in full our outstanding $50 million, 8.89% Senior Unsecured Note due November 30, 2017 (the Cascade Note). The price to prepay the Cascade Note was $63,031,000, which included the principal amount of the Cascade Note plus accrued interest of $531,000 and a negotiated prepayment premium of $12,500,000. On repayment, $606,000 in unamortized debt expense related to this note was immediately recognized as expense along with the $12,500,000 negotiated prepayment premium. The $13,106,000 ($7,864,000 net-of-tax) loss on early retirement of debt had a negative impact on third quarter 2012 diluted earnings per share of $0.22.

Interest Charges

Interest charges decreased $0.8 million in the third quarter of 2012 compared with the third quarter of 2011, mainly as a result of the early retirement of the Cascade Note on July 13, 2012.

Income Taxes – Continuing Operations

Income tax benefit - continuing operations was $0.9 million in the three months ended September 30, 2012 compared with income tax expense - continuing operations of $2.4 million for the three months ended September 30, 2011. The following table provides a reconciliation of income tax expense calculated at the Company’s net composite federal and state statutory rate on income from continuing operations before income taxes and income tax expense for continuing operations reported on the Company’s consolidated statements of income for the three month periods ended September 30, 2012 and 2011:

	Three Months Ended September 30,
(in thousands)	2012	2011
Income Before Income Taxes – Continuing Operations	$1,020	$9,718
Add Back Canadian Losses not Subject to Income Tax Benefits	3,072	2,174
Income Before Income Taxes – Continuing Operations, Subject to Taxes	4,092	11,892
Income Tax Expense Computed at the Company’s Net Composite Federal and State Statutory Rate (39%)	1,596	4,638
Increases (Decreases) in Tax from:
Federal Production Tax Credits (PTCs)	(1,239)	(1,394)
North Dakota Wind Tax Credit Amortization – Net of Federal Taxes	(297)	(220)
Medicare Part D Subsidy	(196)	(165)
Employee Stock Ownership Plan Dividend Deduction	(190)	(192)
Investment Tax Credit	(180)	(214)
Corporate Owned Life Insurance	(118)	85
Section 199 - Domestic Production Activities Deduction	--	(178)
Accrual of Interest on Cost Capitalization Audit Issue	--	275
Other Items – Net	(234)	(253)
Income Tax (Benefit) Expense – Continuing Operations	$(858)	$2,382
Effective Income Tax Rate – Continuing Operations	(84.1)%	24.5%

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

Discontinued Operations

In the second quarter of 2011, we sold Idaho Pacific Holdings, Inc. (IPH), our food ingredient processing company, and in the fourth quarter of 2011 we sold E.W. Wylie Corporation (Wylie), our trucking business. On January 18, 2012 ShoreMaster completed the sale of the assets of its wholly owned subsidiary, Aviva Sports, Inc. (Aviva), and on February 29, 2012 we completed the sale of DMS Health Technologies Inc. (DMS), our health services business. The financial position, results of operations and cash flows of IPH, Wylie, Aviva and DMS are reported as discontinued operations in our consolidated financial statements. Following are summary presentations of the results of discontinued operations for the three months ended September 30, 2012 and 2011:

	For the Three Months Ended September 30,
(in thousands)	2012	2011
Operating Revenues	$--	$33,385
Operating Expenses	7	34,255
Operating Loss	(7)	(870)
Interest Charges	--	12
Other Income	--	61
Income Tax Benefit	(2)	(307)
Net Loss from Operations	(5)	(514)
Loss on Disposition Before Taxes	--	(756)
Income Tax Benefit on Disposition	--	(302)
Net Loss on Disposition	--	(454)
Net Loss	$(5)	$(968)

Comparison of the Nine Months Ended September 30, 2012 and 2011

Consolidated operating revenues were $838.4 million for the nine months ended September 30, 2012 compared to $814.8 million for the nine months ended September 30, 2011. Operating income was $15.1 million for the nine months ended September 30, 2012 compared to operating income of $47.0 million for the nine months ended September 30, 2011. The Company recorded diluted earnings per share from continuing operations of ($0.17) for the nine months ended September 30, 2012 compared to $0.47 for the nine months ended September 30, 2011 and total diluted earnings per share of ($0.24) for the nine months ended September 30, 2012 compared to $0.83 for the nine months ended September 30, 2011.

Asset Impairment Charge—We entered into a nonbinding letter of interest in June 2012 to sell the fixed assets of DMI for $20 million, while retaining DMI’s net working capital—approximately $66 million on June 30, 2012. The market value for DMI’s assets has been significantly impacted by reduced demand for wind towers due to adverse market conditions affecting the industry, including uncertainty regarding renewal or extension of the Federal Production Tax Credit (PTC) for investments in renewable energy resources, which is set to expire at the end of 2012. Based on our second quarter 2012 decision to divest DMI’s assets and the price for the fixed assets agreed to in the nonbinding letter of interest, DMI recorded a noncash asset impairment charge of $45.6 million ($27.5 million net-of-tax), or $0.76 per share, in the second quarter of 2012 broken down as follows:

(in thousands)
Long-Lived Assets	$90,846
Accumulated Depreciation – Long-lived Assets	(45,561)
Goodwill	288
Total Asset Impairment Charge	$45,573

We entered into a definitive agreement to sell DMI’s fixed assets in September 2012. The sale of DMI’s Canadian and West Fargo assets were completed in September 2012 and October 2012, respectively, and the sale of DMI’s Tulsa assets is expected to be completed in November 2012. Under the terms of the definitive agreement, DMI must complete its current backlog of towers ordered for delivery in 2012 before final closing can occur. Under these circumstances, accounting rules require that DMI’s assets and results of operations continue to be reported as continuing operations. However, on completion of all remaining tower orders, DMI’s assets will be considered available for immediate sale and we expect DMI’s results and any remaining assets will be reported as discontinued operations at the end of 2012.

Intersegment Eliminations—Amounts presented in the segment tables that follow for operating revenues, cost of goods sold and other nonelectric operating expenses for the nine month periods ended September 30, 2012 and 2011 will not agree with amounts presented in the consolidated statements of income due to the elimination of intersegment transactions. The amounts of intersegment eliminations by income statement line item are listed below:

Intersegment Eliminations (in thousands)	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Operating Revenues:
Electric	$165	$177
Nonelectric	1,875	1,694
Cost of Goods Sold	1,923	1,561
Other Nonelectric Expenses	117	310

Electric

	Nine Months Ended
	September 30,			%
(in thousands)	2012	2011	Change	Change
Retail Sales Revenue	$224,763	$224,371	$392	0.2
Wholesale Revenue – Company Generation	9,454	12,406	(2,952)	(23.8)
Net Revenue – Energy Trading Activity	1,214	1,570	(356)	(22.7)
Other Revenue	22,099	16,452	5,647	34.3
Total Operating Revenues	$257,530	$254,799	$2,731	1.1
Production Fuel	48,501	55,737	(7,236)	(13.0)
Purchased Power – System Use	34,624	27,759	6,865	24.7
Other Operation and Maintenance Expenses	91,137	84,718	6,419	7.6
Asset Impairment Charge	432	--	432	--
Depreciation and Amortization	31,351	30,105	1,246	4.1
Property Taxes	8,120	7,427	693	9.3
Operating Income	$43,365	$49,053	$(5,688)	(11.6)

	Nine Months Ended
	September 30,			%
Electric kwh Sales (in thousands)	2012	2011	Change	Change
Retail kwh Sales	3,115,055	3,223,064	(108,009)	(3.4)
Wholesale kwh Sales – Company Generation	337,344	414,635	(77,291)	(18.6)
Wholesale kwh Sales – Purchased Power Resold	80,234	106,610	(26,376)	(24.7)

The $0.4 million increase in retail sales revenue reflects the following:

●	a $2.6 million increase in transmission costs recovery rider revenue as a result of increased investment in transmission assets,

●	a $2.3 million increase in revenue mainly related to rate design changes implemented in Minnesota in October 2011 on finalization of OTP’s 2010 general rate case, and

●	a $1.8 million revenue reduction in the first half of 2011 related to accruing a refund for a portion of revenues collected under interim rates in 2010 during OTP’s most recent Minnesota rate case,

offset by:

●
a $4.5 million decrease in revenue, mainly due to a 3.4% reduction in retail kwh sales resulting from significantly milder weather in the first half of 2012 as heating degree days were down 27.8% compared with the first half of 2011,

●
a $1.1 million reduction in accrued conservation program cost recovery revenue related to the timing of the recognition of conservation costs and incentives recovered through the Minnesota Conservation Improvement Program surcharge, and

●	a $0.7 million decrease in revenue related to the recovery of fuel and purchased power costs.

Wholesale electric revenue from company-owned generation decreased $3.0 million as a result of an 18.6% decrease in wholesale kwh sales. Lower wholesale demand due to milder weather in the first half of 2012 drove wholesale prices down, reducing opportunities to sell competitively in wholesale markets. Additionally, OTP’s plant availability was reduced in the second quarter of 2012 as Coyote Station, OTP’s lowest fuel-cost plant, was shut down for seven weeks of scheduled maintenance and Big Stone Plant had a 10-day spring maintenance outage, resulting in a 17.1% reduction in kwhs generated from OTP’s steam-powered and combustion turbine generators between the periods.

Other electric operating revenue increased $5.6 million mainly as a result of increases in transmission tariff revenues, related to recovery of CapX2020 transmission project investments.

Fuel costs decreased $7.2 million as a result of the 17.1% decrease in kwhs generated from OTP’s steam-powered and combustion turbine generators, partially offset by a 5.0% increase in the cost of fuel per kwh generated. Generation levels decreased in response to lower demand due to mild weather in the first half of 2012 and because of scheduled plant maintenance outages. The cost of purchased power for retail sales increased $6.9 million as a result of a 52.4% increase in kwhs purchased, partially offset by an 18.2% decrease in the cost per kwh purchased. The increase in kwhs purchased was mainly due to the reduced availability of OTP’s steam-powered generators in the first half of 2012.

Electric operating and maintenance expenses increased $6.4 million due to the following:

●
a $2.5 million increase in labor and benefit expenses mainly due to increases in pension and retirement health benefit costs resulting from a reduction in the discount rate related to projected benefit obligations,

●	a $2.5 million increase in MISO transmission service charges, mainly MISO Schedule 26 charges related to increased investment in transmission facilities by MISO member companies,

●	a $1.1 million increase in maintenance expenses at Coyote Station related to its second quarter 2012 seven-week scheduled major maintenance shutdown,

●	a $0.7 million increase in maintenance costs at Big Stone Plant, and

●	a $0.7 million increase in vegetation management expenses,

offset by:

●	a $1.1 million reduction in incurred conservation program costs, commensurate with a reduction in accrued revenues related to the future recovery of those costs.

Otter Tail Energy Services Company (OTESCO) recorded an additional $0.4 million asset impairment charge related to its wind farm development rights at its Sheridan Ridge and Stutsman County sites in North Dakota as a potential sale of the rights did not occur as expected in the first quarter of 2012. The $1.2 million increase in Electric segment depreciation expense is related to 2011 property additions, mainly transmission assets. The $0.7 million increase in property taxes is due to higher taxes on electric distribution property along with increased investments in transmission and distribution property.

Wind Energy

	Nine Months Ended
	September 30,			%
(in thousands)	2012	2011	Change	Change
Revenues	$169,745	$154,608	$15,137	9.8
Cost of Goods Sold	148,900	152,841	(3,941)	(2.6)
Operating Expenses	5,969	7,888	(1,919)	(24.3)
Asset Impairment Charge	45,573	--	45,573	--
Exit and Disposal Costs - DMI	4,400	--	4,400	--
Depreciation and Amortization	4,897	8,132	(3,235)	(39.8)
Operating Loss	$(39,994)	$(14,253)	$(25,741)	(180.6)

Revenues at DMI’s U.S. plants increased $42.5 million due to an 8.5% increase in towers produced and higher revenue per tower produced at those facilities, while cost of goods sold increased by only $27.7 million at those locations as a result of productivity improvements, cost controls and the implementation of quality control measures that eliminated the need for outsourced quality assurance staffing. Revenues and cost of goods sold at DMI’s Canadian plant were down $27.4 million and $31.6 million, respectively, as a result of the idling of plant in the fourth quarter of 2011 due to a reduction in tower orders. DMI’s operating expenses decreased $1.9 million at its idled Canadian plant. As described above, DMI recorded a noncash asset impairment charge of $45.6 million in the second quarter of 2012 as a result of writing down its fixed assets to an indicated market value of $20.0 million. Exit and Disposal Costs - DMI includes $3.6 million in employee termination benefits and $0.8 million in costs to terminate a wind tower production contract. Depreciation expense decreased as a result of the impairment of assets in Canada in 2011 and the impairment of the value of fixed assets in the second quarter of 2012.

Manufacturing

	Nine Months Ended
	September 30,			%
(in thousands)	2012	2011	Change	Change
Operating Revenues	$183,142	$168,306	$14,836	8.8
Cost of Goods Sold	140,749	127,424	13,325	10.5
Operating Expenses	19,688	16,648	3,040	18.3
Depreciation and Amortization	9,685	9,630	55	0.6
Operating Income	$13,020	$14,604	$(1,584)	(10.8)

The increase in revenues in our Manufacturing segment relates to the following:

●	Revenues at BTD increased $18.5 million as a result of higher sales volume due to improved customer demand.

●	Revenues at T.O. Plastics increased $1.1 million due to increased sales of industrial and medical packaging products.

●	Revenues at ShoreMaster decreased $4.8 million, reflecting a $5.5 million decrease in commercial sales, partially offset by a $0.7 million increase in residential sales.

The increase in cost of goods sold in our Manufacturing segment relates to the following:

●	Cost of goods sold at BTD increased $15.0 million as a result of increased sales volume.

●
Cost of goods sold at T.O. Plastics increased $0.9 million as a result of costs associated with the increase in sales of industrial and medical packaging products, offset by a $1.1 million decrease in costs related to improved productivity and efficiencies and more selective bidding practices.

●
Cost of goods sold at ShoreMaster decreased $1.5 million as a result of a $2.3 million decrease in costs related to the reduction in commercial sales, offset by $0.8 million in severance and relocation costs incurred in 2012 related to shutting down ShoreMaster’s commercial production operations in Camdenton, Missouri and moving parts and equipment to its Fergus Falls, Minnesota and St. Augustine, Florida locations.

The increase in operating expenses in our Manufacturing segment is due to the following:

●
Operating expenses at BTD increased $1.6 million mainly due to increased benefit expenses related to employee incentives, but also due to increased salary and benefit expenses related to workforce expansion and increases in expenditures for contracted services and insurance.

●	Operating expenses at T.O. Plastics decreased $0.2 million between the periods, mainly due to decreases in labor and benefit expenses.

●
Operating expenses at ShoreMaster increased $1.6 million, reflecting a $0.6 million increase in expenses for outside professional services, a first quarter 2011 expense reduction of $0.7 million from the collection of a receivable written off as uncollectible prior to 2011, and a $0.2 million gain on a first quarter 2011 asset sale.

Construction

	Nine Months Ended
	September 30,			%
(in thousands)	2012	2011	Change	Change
Operating Revenues	$111,482	$139,895	$(28,413)	(20.3)
Cost of Goods Sold	111,869	129,137	(17,268)	(13.4)
Operating Expenses	9,415	9,184	231	2.5
Depreciation and Amortization	1,454	1,463	(9)	(0.6)
Operating (Loss) Income	$(11,256)	$111	$(11,367)	--

The decrease in revenues in our Construction segment relates to the following:

●	Revenues at Foley Company decreased $42.6 million, due to a decrease in work volume and the effect of cost overruns on estimated revenues recognized under percentage-of-completion accounting.

●
Revenues at Aevenia increased $14.2 million between the periods as a result an increase in electrical transmission, distribution and substation work in the oil patch region of western North Dakota, which was facilitated, in part, by better weather and improved access to construction sites in the first half of 2012 compared with the first half of 2011.

The decrease in cost of goods sold in our Construction segment relates to the following:

●
Cost of goods sold at Foley Company decreased $27.6 million. The decrease reflects reductions in material and subcontractor costs due to a decrease in work volume between periods, partially offset by the recognition of additional costs of $11.3 million in the nine months ended September 30, 2012 and $1.9 million in the nine months ended September 30, 2011, resulting from increases in estimated costs on certain projects in excess of previous period estimates under percentage-of-completion accounting.

●	Cost of goods sold at Aevenia increased $10.3 million between the periods as a result of the increase in electrical transmission, distribution and substation work.

The increase in operating expenses in our Construction segment mainly reflects increases in outside service expenses at Foley.

Plastics

	Nine Months Ended
	September 30,			%
(in thousands)	2012	2011	Change	Change
Operating Revenues	$118,582	$99,082	$19,500	19.7
Cost of Goods Sold	89,710	82,896	6,814	8.2
Operating Expenses	6,560	4,414	2,146	48.6
Depreciation and Amortization	2,362	2,517	(155)	(6.2)
Operating Income	$19,950	$9,255	$10,695	115.6

Operating revenues for the Plastics segment increased as result of a 14.4% increase in pounds of PVC pipe sold combined with a 4.6% increase in the price per pound of pipe sold. The increase in pounds sold is primarily due to increased demand for PVC pipe across the markets this segment served. The increase in costs of goods sold was related to the increase in pounds of pipe sold partially offset by a 5.4% decrease in the cost per pound of PVC pipe sold. The increase in operating expenses in the Plastics segment is mainly due to increased employee incentives related to improved operating results, but also reflects increases in salaries and commissions related to the increase in sales volume.

Corporate

Corporate includes items such as corporate staff and overhead costs, the results of our captive insurance company and other items excluded from the measurement of operating segment performance. Corporate is not an operating segment. Rather it is added to operating segment totals to reconcile to totals on our consolidated statements of income.

	Nine Months Ended
	September 30,			%
(in thousands)	2012	2011	Change	Change
Operating Expenses	$9,603	11,380	$(1,777)	(15.6)
Depreciation and Amortization	373	415	(42)	(10.1)

The decrease in corporate operating expenses reflects the incurrence of termination benefits associated with the resignation of our former chief executive officer in the third quarter of 2011, partially offset by higher employee benefit costs and increased costs for outside services in 2012.

Loss on Early Retirement of Debt

On July 13, 2012 we prepaid in full the $50 million Cascade Note. The price to prepay the Cascade Note was $63,031,000, which included the principal amount of the Cascade Note plus accrued interest of $531,000 and a negotiated prepayment premium of $12,500,000. On repayment, $606,000 in unamortized debt expense related to this note was immediately recognized as expense along with the $12,500,000 negotiated prepayment premium. The $13,106,000 ($7,864,000 net-of-tax) loss on early retirement of debt had a negative impact on third quarter 2012 diluted earnings per share of $0.22.

Interest Charges

Interest charges decreased $2.3 million in the first nine months of 2012 compared with the first nine months of 2011, mainly as a result of a decrease in the average daily balance of short-term debt outstanding between the periods and as a result of the early retirement of the Cascade Note on July 13, 2012.

Other Income

The increase in other income of $0.9 million in the nine months ended September 30, 2012 compared with the nine months ended September 30, 2011 includes a $0.5 million increase in the cash surrender value of corporate-owned life insurance policies, a $0.2 million decrease in foreign currency transaction losses in the Canadian operations of DMI and a $0.2 increase in other miscellaneous revenues at OTP.

Income Taxes – Continuing Operations

Income tax benefit - continuing operations was $15.1 million for the nine months ended September 30, 2012 compared with income tax expense - continuing operations of $3.5 million for the nine months ended September 30, 2011. The following table provides a reconciliation of income tax (benefit) expense calculated at the Company’s net composite federal and state statutory rate on (loss) income from continuing operations before income taxes and income tax (benefit) expense for continuing operations reported on the Company’s consolidated statements of income for the nine month periods ended September 30, 2012 and 2011:

	Nine Months Ended September 30,
(in thousands)	2012	2011
(Loss) Income Before Income Taxes – Continuing Operations	$(20,571)	$21,209
Add Back Canadian Losses not Subject to Income Tax Benefits	4,440	8,954
(Loss) Income Before Income Taxes – Continuing Operations, Subject to Taxes	(16,131)	30,163
Income Tax (Benefit) Expense Computed at the Company’s Net Composite Federal and State Statutory Rate (39%)	(6,291)	11,764
Increases (Decreases) in Tax from:
Federal PTCs	(5,057)	(5,299)
(Reversal) Accrual of Interest on Cost Capitalization Audit Issue	(676)	275
North Dakota Wind Tax Credit Amortization – Net of Federal Taxes	(668)	(775)
Medicare Part D Subsidy	(587)	(526)
Employee Stock Ownership Plan Dividend Deduction	(571)	(576)
Canadian Revenue Authority Audit Settlement	--	156
Investment Tax Credit	(540)	(641)
Corporate Owned Life Insurance	(503)	(181)
Section 199 - Domestic Production Activities Deduction	--	(573)
Other Items - Net	(161)	(89)
Income Tax (Benefit) Expense – Continuing Operations	$(15,054)	$3,535
Effective Income Tax Rate – Continuing Operations	73.2%	16.7%

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

Discontinued Operations

In the second quarter of 2011, we sold IPH, our food ingredient processing company, and in the fourth quarter of 2011 we sold Wylie, our trucking business. On January 18, 2012 ShoreMaster completed the sale of the assets of its wholly owned subsidiary, Aviva, and on February 29, 2012 we completed the sale of DMS, our health services business. The financial position, results of operations, and cash flows of IPH, Wylie, Aviva and DMS are reported as discontinued operations in our consolidated financial statements. Following are summary presentations of the results of discontinued operations for the nine months ended September 30, 2012 and 2011:

	For the Nine Months Ended September 30,
(in thousands)	2012	2011
Operating Revenues	$16,352	$132,845
Operating Expenses	14,935	133,598
Operating Income (Loss)	1,417	(753)
Interest Charges	147	43
Other Income	122	1,477
Income Tax Expense	571	261
Net Income from Operations	821	420
(Loss) Gain on Disposition Before Taxes	(3,713)	16,011
Income Tax (Benefit) Expense on Disposition	(169)	3,213
Net (Loss) Gain on Disposition	(3,544)	12,798
Net (Loss) Income	$(2,723)	$13,218

FINANCIAL POSITION

The following table presents the status of our lines of credit as of September 30, 2012 and December 31, 2011:

(in thousands)	Line Limit	In Use on September 30, 2012	Restricted due to Outstanding Letters of Credit	Available on September 30, 2012	Available on December 31, 2011
Otter Tail Corporation Credit Agreement	$200,000	$--	$733	$199,267	$198,776
OTP Credit Agreement	170,000	12,417	3,050	154,533	165,950
Total	$370,000	$12,417	$3,783	$353,800	$364,726

On October 29, 2012 we renewed and extended the Otter Tail Corporation Credit Agreement and the OTP Credit Agreement. Additional information regarding the renewed and extended agreements, and balances as of October 31, 2012, are provided below.

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

Cash provided by operating activities from continuing operations was $148.1 million for the nine months ended September 30, 2012 compared with $62.5 million for the nine months ended September 30, 2011. The $85.6 million increase in cash provided by operating activities from continuing operations reflects a $65.9 million increase in cash from working capital between the periods, a $46.0 million noncash asset impairment charges in 2012 offset by a decrease in net income from continuing operations of $23.2 million between the periods. The increase in cash from working capital is mainly due to the monetization of $49.9 million of DMI’s net working capital in the third quarter of 2012 as DMI works toward completion and delivery of its final wind tower orders and winds down operations.

Net cash used in investing activities of continuing operations was $92.5 million for the nine months ended September 30, 2012 compared to $58.2 million for the nine months ended September 30, 2011. An increase in cash used for capital expenditures at the electric utility of $41.1 million, mainly related to expenditures for CapX2020 transmission line construction projects, was partially offset by decreases in cash used for capital expenditures of $3.0 million at DMI and $1.7 million at T.O. Plastics. Proceeds from the sale of noncurrent assets for the nine months ended September 30, 2012 includes $2.8 million from the sale of DMI’s fixed assets in Canada in September 2012. Net proceeds from the sale of discontinued operations of $24.3 million for the nine months ended September 30, 2012 reflect proceeds, net of selling costs, of $24.0 million from the sale of DMS and $0.3 million from the sale of Aviva’s assets. Net cash used in investing activities of discontinued operations of $11.7 million in the first nine months of 2012 reflects cash used by DMS to purchase assets held under operating leases. Net cash used in investing activities of discontinued operations of $15.9 million in the first nine months of 2011 mainly reflects cash used by DMS to purchase assets held under operating leases.

Net cash used in financing activities from continuing operations increased $0.1 million in the nine months ended September 30, 2012 compared with the nine months ended September 30, 2011. A net increase in short-term borrowings and checks issued in excess of cash of $65.7 million between the periods was offset by an increase in cash used for the repayment of debt of $65.2 million between the periods. Cash used for the repayment of debt in the first nine months of 2012 included $50 million for the July 13, 2012 early retirement of the Cascade Note due November 30, 2017, plus a prepayment premium $12.5 million. ShoreMaster paid $2.8 million to buy out a capital lease in the second quarter of 2012.

Our contractual obligations reported in the table on page 54 of our Annual Report on Form 10-K for the year ended December 31, 2011 have increased by $804 million. Obligations for Capacity and Energy Requirements have increased by $9 million in 2016 and $18 million in the years beyond 2016 related to an energy purchase agreement entered into by OTP in the third quarter of 2012. Obligations for the purchase of coal have increased by $14 million in 2016 and $696 million in the years beyond 2016 related to an agreement entered into in October 2012 for the purchase of Coyote Station’s coal requirements for the period beginning in May 2016 and ending in December 2040. The agreement provides for the Co-Owners of Coyote Station to purchase the mine that is the source of the coal in the event of certain early termination events and also at the end of the term of the coal purchase agreement. Other Purchase Obligations have increased by $16 million for 2012, $31 million for 2013 and 2014, and $20 million for 2015 and 2016 for contracts related to the construction of CapX2020 transmission projects, a new air quality control system at Big Stone Plant in South Dakota, a water handling project at Coyote Station in North Dakota, and future purchases of equipment.

On October 29, 2012 we entered into a Third Amended and Restated Credit Agreement (the Otter Tail Corporation Credit Agreement) with the Banks named therein, which is an unsecured $150 million revolving credit facility that we can draw on to refinance certain indebtedness and support our operations and the operations of our subsidiaries. The Otter Tail Corporation Credit Agreement amends and restates our Second Amended and Restated Credit Agreement dated as of May 4, 2010, which was set to expire on May 4, 2013, and provided for a $200 million line of credit. Borrowings under the Otter Tail Corporation Credit Agreement currently bear interest at LIBOR plus 1.75%, subject to adjustment based on our senior unsecured credit ratings. The interest being charged under the Second Amended and Restated Credit Agreement prior to the renewal was LIBOR plus 3.25%. Under the Otter Tail Corporation Credit Agreement, we are required to pay the Banks’ commitment fees based on the average daily unused amount available to be drawn under the revolving credit facility. The Otter Tail Corporation Credit Agreement is set to expire on October 29, 2017. The Otter Tail Corporation Credit Agreement contains a number of restrictions on us and our material subsidiaries, including restrictions on our and their ability to merge, sell assets, make investments, create or incur liens on assets, guarantee the obligations of certain other parties and engage in transactions with related parties. The Otter Tail Corporation Credit Agreement also contains affirmative covenants and events of default. It does not include provisions for the termination of the agreement or the acceleration of repayment of amounts outstanding due to changes in our credit ratings. Our obligations under the Otter Tail Corporation Credit Agreement are guaranteed by certain of our material subsidiaries. Outstanding letters of credit issued by us under the Otter Tail Corporation Credit Agreement can reduce the amount available for borrowing under the line by up to $40 million. The Otter Tail Corporation Credit Agreement has an accordion feature whereby the line can be increased to $250 million on the terms and subject to the conditions described in the Otter Tail Corporation Credit Agreement.

On October 29, 2012 OTP entered into a Second Amended and Restated Credit Agreement (the OTP Credit Agreement) with the Banks named therein. The OTP Credit Agreement amends and restates the $170 million OTP Credit Agreement dated as of March 3, 2011, which was set to expire on March 3, 2016. The OTP Credit Agreement provides for a $170 million line of credit that may be increased to $250 million on the terms and subject to the conditions described in the OTP Credit Agreement. The OTP Credit Agreement is an unsecured revolving credit facility that OTP can draw on to support the working capital needs and other capital requirements of its operations, including letters of credit in an aggregate amount not to exceed $50 million outstanding at any time. Borrowings under the OTP Credit Agreement currently bear interest at LIBOR plus 1.25%, subject to adjustment based on the ratings of OTP’s senior unsecured debt. The interest being charged under the OTP Credit Agreement prior to the renewal was LIBOR plus 1.5%. Under the OTP Credit Agreement, OTP is required to pay the Banks’ commitment fees based on the average daily unused amount available to be drawn under the revolving credit facility. The OTP Credit Agreement is set to expire on October 29, 2017. The OTP Credit Agreement contains a number of restrictions on the business of OTP, including restrictions on its ability to merge, sell assets, make investments, create or incur liens on assets, guarantee the obligations of any other party, and engage in transactions with related parties. The OTP Credit Agreement also contains affirmative covenants and events of default. The OTP Credit Agreement does not include provisions for the termination of the agreement or the acceleration of repayment of amounts outstanding due to changes in OTP’s credit ratings. OTP’s obligations under the OTP Credit Agreement are not guaranteed by any other party.

The following table presents the status of our lines of credit as of October 31, 2012:

(in thousands)	Line Limit	In Use on October 31, 2012	Restricted due to Outstanding Letters of Credit	Available on October 31, 2012
Otter Tail Corporation Credit Agreement	$150,000	$--	$733	$149,267
OTP Credit Agreement	170,000	5,464	3,175	161,361
Total	$320,000	$5,464	$3,908	$310,628

In April 2012, ShoreMaster exercised a purchase option on a building it had been leasing under a capital lease and paid off the remaining $2.8 million balance of its lease obligation.

On July 13, 2012 we prepaid in full our outstanding $50 million, 8.89% Senior Unsecured Note due November 30, 2017 (the Cascade Note) issued pursuant to the Note Purchase Agreement dated as of February 23, 2007, as amended, between us and Cascade Investment, L.L.C. (Cascade).  Immediately before the prepayment, the Cascade Note bore interest at 8.89% annually. The price paid by us to prepay the Cascade Note was $63,031,000, which included the principal amount of the Cascade Note plus accrued interest of $531,000 and a negotiated prepayment premium of $12,500,000. We used funds available under the Credit Agreement for the prepayment. This early retirement reflects our desire to lower our long-term debt outstanding given our recent divestitures and our anticipated divestiture of DMI. This retirement of debt strengthens our consolidated capital structure and will positively affect future years’ earnings by lowering interest costs. On repayment, $606,000 in unamortized debt expense related to this note was immediately recognized as expense along with the $12,500,000 prepayment premium, which will reduce diluted earnings per share by $0.22 in 2012. Cascade owned approximately 9.6% of our outstanding common stock as of December 31, 2011.

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

Our debt agreements are subject to certain financial covenants. Specifically:

●
Under the Otter Tail Corporation Credit Agreement, we may not permit the ratio of our Interest-bearing Debt to Total Capitalization to be greater than 0.60 to 1.00 or permit our Interest and Dividend Coverage Ratio to be less than 1.50 to 1.00 (each measured on a consolidated basis).

●	Under the OTP Credit Agreement, OTP may not permit the ratio of its Interest-bearing Debt to Total Capitalization to be greater than 0.60 to 1.00.

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

As of September 30, 2012 we were in compliance with the financial statement covenants that existed in our debt agreements:  our interest-bearing debt to total capitalization was 0.44 to 1.00 on a fully consolidated basis and 0.51 to 1.00 for OTP,  our Interest and Dividend Coverage Ratio calculated under the requirements of our Second Amended and Restated Credit Agreement was 2.24 to 1.00,  OTP’s Interest and Dividend Coverage Ratio calculated under the requirements of the 2007 Note Purchase Agreement and 2011 Note Purchase Agreement, was 3.16 to 1.00.

OFF-BALANCE-SHEET ARRANGEMENTS

As of September 30, 2012, we and our subsidiary companies have outstanding letters of credit totaling $10.5 million, but our line of credit borrowing limits are only restricted by $3.8 million of the outstanding letters of credit. We do not have any other off-balance-sheet arrangements or any relationships with unconsolidated entities or financial partnerships. These entities are often referred to as structured finance special purpose entities or variable interest entities, which are established for the purpose of facilitating off-balance-sheet arrangements or for other contractually narrow or limited purposes. We are not exposed to any financing, liquidity, market or credit risk that could arise if we had such relationships.

2012 BUSINESS OUTLOOK

Based on year-to-date segment performance and the anticipated classification of DMI under discontinued operations, we are maintaining our 2012 expectations for diluted earnings per share from continuing operations in the range of $0.84 to $1.09 (inclusive of an after tax charge of $0.22 per share for early retirement of long-term debt in the third quarter of 2012). This guidance considers the cyclical nature of some of our businesses and reflects challenges presented by current economic conditions, as well as our plans and strategies for improving future operating results. Our current consolidated capital expenditures expectation for 2012 is in the range of $120 million to $130 million. This compares with $74 million of capital expenditures in 2011. We plan to invest in generation and transmission projects for the Electric segment that have the potential to positively impact our earnings and returns on capital. Future Electric segment investments include the construction of a new air quality control system at Big Stone Plant to meet requirements of the Clean Air Act and regional haze regulations, investment in two MISO-determined ‘multi-value’ transmission projects that will serve the MISO region, and continuing investment, with other utilities, in CapX2020 transmission projects underway.

Segment components of our updated 2012 earnings per share guidance range are as follows:

Previous 2012 Earnings Per Share Guidance Range			Updated 2012 Earnings Per Share Guidance Range
	Low	High		Low	High
Electric	$1.00	$1.05	Electric	$1.01	$1.06
Manufacturing	$0.25	$0.30	Manufacturing	$0.18	$0.23
Construction	($0.18)	($0.13)	Construction	($0.23)	($0.18)
Plastics	$0.24	$0.29	Plastics	$0.32	$0.37
Corporate –Recurring Costs	($0.25)	($0.20)	Corporate –Recurring Costs	($0.22)	($0.17)
Subtotal	$1.06	$1.31	Subtotal	$1.06	$1.31
Corporate – Debt Extinguishment	($0.22)	($0.22)	Corporate – Debt Extinguishment	($0.22)	($0.22)
Total – Continuing Operations	$0.84	$1.09	Total – Continuing Operations	$0.84	$1.09
Discontinued Operations:			Discontinued Operations:
DMI Asset Impairment Charge	($0.81)	($0.76)	DMI Asset Impairment Charge	($0.76)	($0.76)
Net Loss from Disc. Ops.	($0.19)	($0.12)	Net Loss from Discontinued Operations	($0.24)	($0.19)
Total	($0.16)	$0.21	Total	($0.16)	$0.14

Contributing to the earnings guidance for 2012 are the following items:

●	We expect net income in our Electric segment to be slightly improved over previous guidance.

●
We now expect 2012 earnings from our Manufacturing segment to be lower than previous guidance primarily due to lower earnings at ShoreMaster and BTD. Continued reductions in commercial revenues at ShoreMaster, along with higher than expected commercial operating expenses, are the primary reason for the revised outlook. BTD expects lower earnings compared to previous guidance due to reduction in sales volume at its Illinois plant and lower scrap prices for steel in the second half of 2012 compared with the first half of 2012. Backlog in place for the manufacturing companies is $50 million for 2012 compared with $34 million one year ago.

●
We expect a larger net loss from our Construction segment in 2012, compared with our previous guidance, due to the continued cost overruns incurred by Foley on certain major projects in 2012. Backlog in place for the construction businesses is $39 million for 2012 compared with $47 million one year ago.

●
We are increasing the earning guidance for our Plastics segment net income in 2012, compared with previous guidance, based on the strength of its performance in the first nine months of 2012 and current market conditions.

●	We expect corporate general and administrative costs to be slightly lower than previous guidance due to lower employee benefit costs and outside professional service costs.

●
We expect to complete a sale of our Wind Energy segment assets on November 30, 2012 and, therefore, expect DMI’s 2012 results to be included in discontinued operations. DMI has been able to stabilize production and improve productivity in 2012. Order backlog is expected to continue to generate revenues, earnings and cash flows for the remainder of 2012 but DMI’s 2012 noncash asset impairment charge and exit and disposal costs will have a negative impact on consolidated results in 2012.

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

We use estimates based on the best information available in recording transactions and balances resulting from business operations. Estimates are used for such items as depreciable lives, asset impairment evaluations, tax provisions, collectability of trade accounts receivable, self-insurance programs, unbilled electric revenues, accrued renewable resource and transmission rider revenues, valuations of forward energy contracts, percentage-of-completion, warranty and actuarially determined benefits costs and liabilities. As better information becomes available or actual amounts are known, estimates are revised. Operating results can be affected by revised estimates. Actual results may differ from these estimates under different assumptions or conditions. Management has discussed the application of these critical accounting policies and the development of these estimates with the Audit Committee of the Board of Directors. A discussion of critical accounting policies is included under the caption “Critical Accounting Policies Involving Significant Estimates” on pages 60 through 63 of our Annual Report on Form 10-K for the year ended December 31, 2011. There were no material changes in critical accounting policies or estimates during the quarter ended September 30, 2012.

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

●
We may, from time to time, sell assets to provide capital to fund investments in our electric utility business or for other corporate purposes, which could result in the recognition of a loss on the sale of any assets sold. The sale of any of our businesses could expose us to additional risks associated with indemnification obligations under the applicable sales agreements and any related disputes.

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

●
We currently have $7.3 million of goodwill and a $1.1 million indefinite-lived trade name recorded on our balance sheet related to the acquisition of Foley Company in 2003. Foley Company has generated a large operating loss for the nine months ended September 30, 2012 due to significant cost overruns on certain construction projects. If operating margins do not improve according to our projections, the reductions in anticipated cash flows from Foley Company may indicate that its fair value is less than its book value, resulting in an impairment of some or all of the goodwill and indefinite-lived intangible assets associated with Foley along with a corresponding charge against earnings.

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

●	Economic conditions could negatively impact our businesses.

●	If we are unable to achieve the organic growth we expect, our financial performance may be adversely affected.

●	Our plans to grow and realign our diversified business mix through capital projects, acquisitions and dispositions may not be successful, which could result in poor financial performance.

●	Our plans to grow and operate businesses outside of our electric utility, while also owning a regulated utility, could be limited by state law.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

At September 30, 2012 we had exposure to market risk associated with interest rates because we had $12.4 million in short-term debt outstanding subject to variable interest rates that are indexed to LIBOR plus 1.5% under OTP’s $170 million revolving credit facility.

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

OTP has market, price and credit risk associated with forward contracts for the purchase and sale of electricity. As of September 30, 2012 OTP had recognized, on a pretax basis, $41,000 in net unrealized losses on open forward contracts for the purchase and sale of electricity and electricity generating capacity. Due to the nature of electricity and the physical aspects of the electricity transmission system, unanticipated events affecting the transmission grid can cause transmission constraints that result in unanticipated gains or losses in the process of settling transactions.

The market prices used to value OTP’s forward contracts for the purchases and sales of electricity and electricity generating capacity are determined by survey of counterparties or brokers used by OTP’s power services’ personnel responsible for contract pricing, as well as prices gathered from daily settlement prices published by the Intercontinental Exchange and the CME Globex. For certain contracts, prices at illiquid trading points are based on a basis spread between that trading point and more liquid trading hub prices. These basis spreads are determined based on available market price information and the use of forward price curve models. The forward energy purchase contracts that are marked to market as of September 30, 2012, are 100% offset by forward energy sales contracts in terms of volumes and delivery periods but not in terms of delivery points. The differential in forward prices at the different delivery locations currently results in a net mark-to-market unrealized loss on OTP’s forward energy contracts of $41,000.

We have in place an energy risk management policy with a goal to manage, through the use of defined risk management practices, price risk and credit risk associated with wholesale power purchases and sales. Volumetric limits and loss limits are used to adequately manage the risks associated with our energy trading activities. Additionally, we have a Value at Risk (VaR) limit to further manage market price risk. There was price risk on open positions as of September 30, 2012 because the open purchases were not at the same delivery points as the open sales.

The following tables show the effect of marking to market forward contracts for the purchase and sale of electricity and the location and fair value amounts of the related derivatives reported on our consolidated balance sheets as of September 30, 2012 and December 31, 2011, and the change in our consolidated balance sheet position from December 31, 2011 to September 30, 2012 and December 31, 2010 to September 30, 2011:

(in thousands)	September 30, 2012	December 31, 2011
Other Current Asset – Derivative Asset	$2,219	$3,803
Regulatory Asset – Current Deferred Marked-to-Market Loss	6,722	5,208
Regulatory Asset – Long-Term Deferred Marked-to-Market Loss	11,170	10,749
Total Assets	20,111	19,760
Derivative Liability	(18,869)	(18,770)
Regulatory Liability – Current Deferred Marked-to-Market Gain	(24)	(96)
Regulatory Liability – Long-Term Deferred Marked-to-Market Gain	(1,259)	--
Total Liabilities	(20,152)	(18,866)
Fair Value Adjustments Included in Earnings	$(41)	$894

(in thousands)	Year-to-Date September 30, 2012	Year-to-Date September 30, 2011
Cumulative Fair Value Adjustments Included in Earnings - Beginning of Year	$894	$763
Less: Amounts Realized on Settlement of Contracts Entered into in Prior Periods	(781)	(253)
Changes in Fair Value of Contracts Entered into in Prior Periods	(33)	(86)
Cumulative Fair Value Adjustments in Earnings of Contracts Entered into in Prior Years at End of Period	80	424
Changes in Fair Value of Contracts Entered into in Current Period	(121)	550
Cumulative Fair Value Adjustments Included in Earnings - End of Period	$(41)	$974

The recognized but unrealized net (losses) and gains on the forward energy and capacity purchases and sales marked to market on September 30, 2012 are expected to be realized on settlement as scheduled over the following periods in the amounts listed:

(in thousands)	4th Qtr 2012	1st Qtr 2013	Total
Net (Loss) Gain	$(44)	$3	$(41)

The following realized and unrealized net (losses) and gains on forward energy contracts are included in electric operating revenues on our consolidated statements of income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2012	2011	2012	2011
Net Gains (Losses) on Forward Electric Energy Contracts	$(274)	$456	$(130)	$587

OTP has credit risk associated with the nonperformance or nonpayment by counterparties to its forward energy and capacity purchases and sales agreements. We have established guidelines and limits to manage credit risk associated with wholesale power and capacity purchases and sales. Specific limits are determined by a counterparty’s financial strength. OTP’s credit risk with its largest counterparty on delivered and marked-to-market forward contracts as of September 30, 2012 was $195,000. As of September 30, 2012 OTP had a net credit risk exposure of $322,000 from seven counterparties with investment grade credit ratings. OTP had no exposure at September 30, 2012 to counterparties with credit ratings below investment grade. Counterparties with investment grade credit ratings have minimum credit ratings of BBB- (Standard & Poor’s), Baa3 (Moody’s) or BBB- (Fitch). The $322,000 credit risk exposure included net amounts due to OTP on receivables/payables from completed transactions billed and unbilled plus marked-to-market gains/losses on forward contracts for the purchase and sale of electricity scheduled for delivery after September 30, 2012. Individual counterparty exposures are offset according to legally enforceable netting arrangements.

Item 4.  Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) as of September 30, 2012, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2012.

During the fiscal quarter ended September 30, 2012, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.  Risk Factors

We are updating the risk factors set forth under Part I, Item 1A, “Risk Factors” on pages 30 through 37 of our Annual Report on Form 10-K for the year ended December 31, 2011, as updated in Part II, Item 1A. of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012. We are adding a risk factor related to the potential for impairment of Foley’s goodwill and indefinite-lived trade name. We are also revising a risk factor related to divestitures and eliminating a risk factor in light of the agreement we entered into in September 2012 to sell the assets of DMI.

We are adding the following general risk factor:

We currently have $7.3 million of goodwill and a $1.1 million indefinite-lived trade name recorded on our balance sheet related to the acquisition of Foley Company in 2003. Foley Company has generated a large operating loss for the nine months ended September 30, 2012 due to significant cost overruns on certain construction projects. If operating margins do not improve according to our projections, the reductions in anticipated cash flows from Foley Company may indicate that its fair value is less than its book value, resulting in an impairment of some or all of the goodwill and indefinite-lived intangible assets associated with Foley, along with a corresponding charge against earnings.

We are revising the following general risk factor we had revised in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012:

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

Revised Risk Factor:

We may, from time to time, sell assets to provide capital to fund investments in our electric utility business or for other corporate purposes, which could result in the recognition of a loss on the sale of any assets sold. The sale of any of our businesses also exposes us to additional risks associated with indemnification obligations under the applicable sales agreements and any related disputes.

As part of our business strategy, we intend to realign our business portfolio by divesting of some of our businesses and building our electric utility’s earnings base in order to lower our overall risk. A loss on the sale of a business would be recognized if a company is sold for less than its book value.

We are eliminating the following Wind Energy segment risk factor we had revised in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012:

The U.S. wind industry is reliant on tax and other economic incentives and political and governmental policies. A significant change in these incentives and policies could negatively impact the value of DMI’s fixed assets and result in an additional impairment of these assets if we are unable to agree to terms related to the September 2012 nonbinding letter of interest to sell these assets. The Federal Production Tax Credit is currently scheduled to expire on December 31, 2012.

Item 6.	Exhibits

	31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	10.1	Otter Tail Corporation Executive Restoration Plus Plan (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed by Otter Tail Corporation on August 9, 2012).

	101.INS	XBRL Instance Document.

	101.SCH	XBRL Taxonomy Extension Schema Document.

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OTTER TAIL CORPORATION

By:	/s/ Kevin G. Moug
Kevin G. Moug Chief Financial Officer
(Chief Financial Officer/Authorized Officer)

Dated:  November 9, 2012

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10.1	Otter Tail Corporation Executive Restoration Plus Plan (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed by Otter Tail Corporation on August 9, 2012).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.