Form 10-Q/A
period 2013-06-30
Otter Tail Corp
filed 2013-09-27
CIK 1466593

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends Otter Tail Corporation’s Quarterly Report on
Form 10-Q for the period ended June 30, 2013, which was originally filed with the Securities and Exchange Commission (the “Commission”) on August 9, 2013 (the “Original Filing”). Otter Tail Corporation is filing this Amendment for the sole purpose of revising portions of Exhibit 10.1 (the “Exhibit”) in order to disclose certain information for which confidential treatment had been requested, in response to comments made by the Commission to Otter Tail Corporation’s request for confidential treatment with respect to the Exhibit. The Exhibit filed with this Amendment supersedes the Exhibit as previously filed as Exhibit 10.1 to the Original Filing.

In addition, as required by Rule 12b-15 of the Securities Exchange Act of 1934, new certifications by our principal executive officer and principal financial officer are included herein as exhibits to this Amendment. This Amendment does not reflect events occurring after the Original Filing or modify or update the disclosure contained therein in any way other than as required to reflect the amendment discussed above.

1

PART II. OTHER INFORMATION

Item 6. Exhibits

10.1	Wind Energy Purchase Agreement dated May 9, 2013 between Otter Tail Power Company and Ashtabula Wind III, LLC.*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 to Otter Tail Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.2 to Otter Tail Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

31.3	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (relating to this Form 10-Q/A).

31.4	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (relating to this Form 10-Q/A).

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to Otter Tail Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 to Otter Tail Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

101.INS	XBRL Instance Document (incorporated by reference to Exhibit 101.INS to Otter Tail Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

101.SCH	XBRL Taxonomy Extension Schema Document (incorporated by reference to Exhibit 101.SCH to Otter Tail Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (incorporated by reference to Exhibit 101.CAL to Otter Tail Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (incorporated by reference to Exhibit 101.LAB to Otter Tail Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (incorporated by reference to Exhibit 101.PRE to Otter Tail Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (incorporated by reference to Exhibit 101.DEF to Otter Tail Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

*	Confidential information has been omitted from this Exhibit and filed separately with the Commission pursuant to a confidential treatment request under Rule 24b-2.

2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OTTER TAIL CORPORATION

By:    /s/ Kevin G. Moug

Kevin G. Moug
Chief Financial Officer
(Chief Financial Officer/Authorized Officer)

Dated: September 27, 2013

3

EXHIBIT INDEX

Exhibit Number	Description

10.1	Wind Energy Purchase Agreement dated May 9, 2013 between Otter Tail Power Company and Ashtabula Wind III, LLC.*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 to Otter Tail Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.2 to Otter Tail Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

31.3	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (relating to this Form 10-Q/A).

31.4	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (relating to this Form 10-Q/A).

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to Otter Tail Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 to Otter Tail Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

101.INS	XBRL Instance Document (incorporated by reference to Exhibit 101.INS to Otter Tail Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

101.SCH	XBRL Taxonomy Extension Schema Document (incorporated by reference to Exhibit 101.SCH to Otter Tail Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (incorporated by reference to Exhibit 101.CAL to Otter Tail Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (incorporated by reference to Exhibit 101.LAB to Otter Tail Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (incorporated by reference to Exhibit 101.PRE to Otter Tail Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (incorporated by reference to Exhibit 101.DEF to Otter Tail Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

*	Confidential information has been omitted from this Exhibit and filed separately with the Commission pursuant to a confidential treatment request under Rule 24b-2.

4