Form 10-Q
period 2013-09-30
Otter Tail Corp
filed 2013-11-12
CIK 1466593

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	September 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission file number	0-53713

OTTER TAIL CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota	27-0383995
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

215 South Cascade Street, Box 496, Fergus Falls, Minnesota	56538-0496
(Address of principal executive offices)	(Zip Code)

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

October 31, 2013 – 36,270,696 Common Shares ($5 par value)

OTTER TAIL CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

Otter Tail Corporation
Consolidated Balance Sheets
(not audited)

(in thousands)	September 30, 2013	December 31, 2012

ASSETS

Current Assets
Cash and Cash Equivalents	$59,117	$52,362
Accounts Receivable:
Trade—Net	98,164	91,170
Other	15,215	7,684
Inventories	72,658	69,336
Deferred Income Taxes	19,696	30,964
Unbilled Revenues	12,304	15,701
Costs and Estimated Earnings in Excess of Billings	4,858	3,663
Regulatory Assets	17,754	25,499
Other	10,167	8,161
Assets of Discontinued Operations	432	19,092
Total Current Assets	310,365	323,632

Investments	9,325	9,471
Other Assets	27,696	26,222
Goodwill	38,971	38,971
Other Intangibles—Net	13,572	14,305

Deferred Debits
Unamortized Debt Expense	4,341	5,529
Regulatory Assets	131,921	134,755
Total Deferred Debits	136,262	140,284

Plant
Electric Plant in Service	1,438,543	1,423,303
Nonelectric Operations	194,636	186,094
Construction Work in Progress	159,202	77,890
Total Gross Plant	1,792,381	1,687,287
Less Accumulated Depreciation and Amortization	670,298	637,835
Net Plant	1,122,083	1,049,452

Total Assets	$1,658,274	$1,602,337

See accompanying notes to consolidated financial statements.

Otter Tail Corporation
Consolidated Balance Sheets
(not audited)

(in thousands, except share data)	September 30, 2013	December 31, 2012

LIABILITIES AND EQUITY

Current Liabilities
Short-Term Debt	$40,335	$--
Current Maturities of Long-Term Debt	185	176
Accounts Payable	109,604	88,406
Accrued Salaries and Wages	18,122	20,571
Billings In Excess Of Costs and Estimated Earnings	16,202	16,204
Accrued Taxes	10,609	12,047
Derivative Liabilities	12,707	18,234
Other Accrued Liabilities	7,734	6,334
Liabilities of Discontinued Operations	4,080	11,156
Total Current Liabilities	219,578	173,128

Pensions Benefit Liability	109,139	116,541
Other Postretirement Benefits Liability	59,477	58,883
Other Noncurrent Liabilities	25,746	22,244

Commitments and Contingencies (note 9)

Deferred Credits
Deferred Income Taxes	177,248	171,787
Deferred Tax Credits	28,791	31,299
Regulatory Liabilities	70,446	68,835
Other	643	466
Total Deferred Credits	277,128	272,387

Capitalization
Long-Term Debt, Net of Current Maturities	437,306	421,680

Cumulative Preferred Shares Authorized 1,500,000 Shares Without Par Value; Outstanding 2013 – None; 2012 – 155,000 Shares	--	15,500

Cumulative Preference Shares – Authorized 1,000,000 Shares Without Par Value; Outstanding - None	--	--

Common Shares, Par Value $5 Per Share—Authorized, 50,000,000 Shares;
Outstanding, 2013—36,269,363 Shares; 2012—36,168,368 Shares	181,347	180,842
Premium on Common Shares	255,167	253,296
Retained Earnings	97,569	92,221
Accumulated Other Comprehensive Loss	(4,183)	(4,385)
Total Common Equity	529,900	521,974

Total Capitalization	967,206	959,154

Total Liabilities and Equity	$1,658,274	$1,602,337

See accompanying notes to consolidated financial statements.

Otter Tail Corporation
Consolidated Statements of Income
(not audited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per-share amounts)	2013	2012	2013	2012
Operating Revenues
Electric	$86,275	$88,550	$270,089	$257,458
Nonelectric	143,493	126,766	390,022	389,149
Total Operating Revenues	229,768	215,316	660,111	646,607
Operating Expenses
Production Fuel – Electric	18,785	20,622	52,341	48,501
Purchased Power - Electric System Use	8,691	8,138	36,575	34,624
Electric Operation and Maintenance Expenses	30,626	28,717	98,878	91,137
Asset Impairment Charge - Electric	--	--	--	432
Cost of Goods Sold - Nonelectric (excludes depreciation; included below)	115,475	103,152	311,474	321,874
Other Nonelectric Expenses	12,857	12,424	38,811	39,305
Depreciation and Amortization	15,039	15,057	44,794	44,740
Property Taxes - Electric	3,163	2,833	9,088	8,120
Total Operating Expenses	204,636	190,943	591,961	588,733
Operating Income	25,132	24,373	68,150	57,874
Interest Charges	6,574	7,904	20,431	24,970
Loss on Early Retirement of Debt	--	13,106	--	13,106
Other Income	1,401	653	2,958	2,279
Income from Continuing Operations Before Income Taxes	19,959	4,016	50,677	22,077
Income Tax Expense (Benefit) – Continuing Operations	5,133	(785)	13,113	200
Net Income from Continuing Operations	14,826	4,801	37,564	21,877
Discontinued Operations
Income (Loss) - net of Income Tax Expense (Benefit) of $39, ($75), ($35) and $3,431 for the respective periods	312	(2,928)	428	886
Impairment Loss - net of Income Tax (Benefit) of $0, $0, $0 and ($18,114) for the respective periods	--	--	--	(27,459)
Gain (Loss) on Disposition - net of Income Tax Expense (Benefit) of $0, $0, $6, and ($169) for the respective periods	--	--	210	(3,544)
Net Income (Loss) from Discontinued Operations	312	(2,928)	638	(30,117)
Net Income (Loss)	15,138	1,873	38,202	(8,240)
Preferred Dividend Requirements and Other Adjustments	--	183	513	551
Earnings (Loss) Available for Common Shares	$15,138	$1,690	$37,689	$(8,791)
Average Number of Common Shares Outstanding—Basic	36,179,507	36,061,002	36,141,664	36,043,276
Average Number of Common Shares Outstanding—Diluted	36,381,900	36,252,765	36,344,063	36,235,039
Basic Earnings (Loss) Per Common Share:
Continuing Operations (net of preferred dividend requirement and other adjustments)	$0.41	$0.13	$1.02	$0.59
Discontinued Operations	0.01	(0.08)	0.02	(0.83)
	$0.42	$0.05	$1.04	$(0.24)
Diluted Earnings (Loss) Per Common Share:
Continuing Operations (net of preferred dividend requirement and other adjustments)	$0.41	$0.13	$1.02	$0.59
Discontinued Operations	0.01	(0.08)	0.02	(0.83)
	$0.42	$0.05	$1.04	$(0.24)
Dividends Declared Per Common Share	$0.2975	$0.2975	$0.8925	$0.8925

See accompanying notes to consolidated financial statements.

Otter Tail Corporation
Consolidated Statements of Comprehensive Income
(not audited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2013	2012	2013	2012
Net Income (Loss)	$15,138	$1,873	$38,202	$(8,240)
Other Comprehensive Income:
Unrealized Gain on Available-for-Sale Securities:
Reversal of Previously Recognized Gains Realized on Sale of Investments and Included in Other Income During Period	--	--	(25)	--
Gains (Losses) Arising During Period	19	72	(66)	180
Income Tax (Expense) Benefit	(7)	(29)	32	(72)
Change in Unrealized Gains on Available-for-Sale Securities – net-of-tax	12	43	(59)	108
Pension and Postretirement Benefit Plans:
Amortization of Unrecognized Postretirement Benefit Losses and Costs (note 12)	145	101	436	305
Income Tax Expense	(58)	(41)	(175)	(122)
Pension and Postretirement Benefit Plans – net-of-tax	87	60	261	183
Total Other Comprehensive Income	99	103	202	291
Total Comprehensive Income (Loss)	$15,237	$1,976	$38,404	$(7,949)

See accompanying notes to consolidated financial statements.

Otter Tail Corporation
Consolidated Statements of Cash Flows
(not audited)

	Nine Months Ended September 30,
(in thousands)	2013	2012
Cash Flows from Operating Activities
Net Income (Loss)	$38,202	$(8,240)
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Net (Gain) Loss from Sale of Discontinued Operations	(210)	3,544
Net (Income) Loss from Discontinued Operations	(428)	26,573
Depreciation and Amortization	44,794	44,740
Asset Impairment Charge	--	432
Premium Paid for Early Retirement of Long-Term Debt	--	12,500
Deferred Tax Credits	(1,422)	(1,568)
Deferred Income Taxes	15,215	8,320
Change in Deferred Debits and Other Assets	9,817	16,493
Discretionary Contribution to Pension Plan	(10,000)	(10,000)
Change in Noncurrent Liabilities and Deferred Credits	7,318	8,029
Allowance for Equity-Other Funds Used During Construction	(1,462)	(518)
Change in Derivatives Net of Regulatory Deferral	120	752
Stock Compensation Expense—Equity Awards	1,116	930
Other—Net	813	4,257
Cash (Used for) Provided by Current Assets and Current Liabilities:
Change in Receivables	(9,775)	(16,536)
Change in Inventories	(3,323)	864
Change in Other Current Assets	(252)	6,268
Change in Payables and Other Current Liabilities	4,170	15,021
Change in Interest and Income Taxes Receivable/Payable	1,156	(11,203)
Net Cash Provided by Continuing Operations	95,849	100,658
Net Cash (Used in) Provided by Discontinued Operations	(2,499)	48,724
Net Cash Provided by Operating Activities	93,350	149,382
Cash Flows from Investing Activities
Capital Expenditures	(109,690)	(93,653)
Net Proceeds from Disposal of Noncurrent Assets	2,615	2,380
Net Increase in Other Investments	(680)	(1,393)
Net Cash Used in Investing Activities - Continuing Operations	(107,755)	(92,666)
Net Proceeds from Sale of Discontinued Operations	12,842	24,278
Net Cash Provided by (Used in) Investing Activities - Discontinued Operations	505	(11,494)
Net Cash Used in Investing Activities	(94,408)	(79,882)
Cash Flows from Financing Activities
Change in Checks Written in Excess of Cash	--	3,535
Net Short-Term Borrowings	40,335	12,417
Proceeds from Issuance of Common Stock	1,496	--
Common Stock Issuance Expenses	--	(181)
Payments for Retirement of Capital Stock	(15,723)	(110)
Proceeds from Issuance of Long-Term Debt	40,900	--
Short-Term and Long-Term Debt Issuance Expenses	(126)	(14)
Payments for Retirement of Long-Term Debt	(25,266)	(50,183)
Premium Paid for Early Retirement of Long-Term Debt	--	(12,500)
Dividends Paid and Other Distributions	(33,027)	(33,033)
Net Cash Provided by (Used in) Financing Activities - Continuing Operations	8,589	(80,069)
Net Cash Used in Financing Activities - Discontinued Operations	--	(3,410)
Net Cash Provided by (Used in) Financing Activities	8,589	(83,479)
Net Change in Cash and Cash Equivalents - Discontinued Operations	(776)	(2,015)
Net Change in Cash and Cash Equivalents	6,755	(15,994)
Cash and Cash Equivalents at Beginning of Period	52,362	15,994
Cash and Cash Equivalents at End of Period	$59,117	$--

See accompanying notes to consolidated financial statements.

OTTER TAIL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(not audited)

In the opinion of management, Otter Tail Corporation (the Company) has included all adjustments (including normal recurring accruals) necessary for a fair presentation of the condensed consolidated financial statements for the periods presented. The condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012. Because of seasonal and other factors, the earnings for the three and nine month periods ended September 30, 2013 should not be taken as an indication of earnings for all or any part of the balance of the year.

The following notes are numbered to correspond to numbers of the notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

1. Summary of Significant Accounting Policies

Revenue Recognition
Due to the diverse business operations of the Company, revenue recognition depends on the product produced and sold or service performed. The Company recognizes revenue when the earnings process is complete, evidenced by an agreement with the customer, there has been delivery and acceptance, and the price is fixed or determinable. In cases where significant obligations remain after delivery, revenue recognition is deferred until such obligations are fulfilled. Provisions for sales returns and warranty costs are recorded at the time of the sale based on historical information and current trends. In the case of derivative instruments, such as Otter Tail Power Company (OTP) forward energy contracts, marked-to-market and realized gains and losses are recognized on a net basis in revenue in accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 815, Derivatives and Hedging (ASC 815). Gains and losses on forward energy contracts subject to regulatory treatment, if any, are deferred and recognized on a net basis in revenue in the period realized.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Percentage-of-Completion Revenues	20.6%	17.1%	16.4%	16.8%

The following table summarizes costs incurred and billings and estimated earnings recognized on uncompleted contracts:

	September 30,	December 31,
(in thousands)	2013	2012
Costs Incurred on Uncompleted Contracts	$341,649	$307,085
Less Billings to Date	(358,026)	(321,388)
Plus Estimated Earnings Recognized	5,033	1,762
Net Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts	$(11,344)	$(12,541)

The following amounts are included in the Company’s consolidated balance sheets:

	September 30,	December 31,
(in thousands)	2013	2012
Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts	$4,858	$3,663
Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts	(16,202)	(16,204)
Net Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts	$(11,344)	$(12,541)

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

In 2012, Foley Company (Foley) experienced cost overruns in excess of estimated costs on several large projects. All of these projects were substantially completed as of December 31, 2012. Estimated costs on certain projects in excess of previous period estimates resulted in pretax charges of $0.1 million in the three months ended September 30, 2013 and $1.7 million in the three months ended September 30, 2012, and $0.6 million in the nine months ended September 30, 2013 and $10.4 million in the nine months ended September 30, 2012.

Warranty Reserves
The Company establishes reserves for estimated product warranty costs at the time revenue is recognized based on historical warranty experience and additionally for any known product warranty issues. Certain products sold by the Company carry one to fifteen year warranties. Although the Company engages in extensive product quality programs and processes, the Company’s warranty obligations have been and may in the future be affected by product failure rates, repair or field replacement costs and additional development costs incurred in correcting product failures. The warranty reserve balance as of December 31, 2012 and September 30, 2013 relates entirely to products that were produced by the Company’s manufacturers of wind towers and waterfront equipment prior to the Company selling the assets of these companies and is included in liabilities of discontinued operations. See note 17 to consolidated financial statements.

Retainage
Accounts Receivable include the following amounts, billed under contracts by the Company’s construction subsidiaries, that have been retained by customers pending project completion:

	September 30,	December 31,
(in thousands)	2013	2012
Accounts Receivable Retained by Customers	$6,989	$12,227

Fair Value Measurements
The Company follows ASC Topic 820, Fair Value Measurements and Disclosures (ASC 820), for recurring fair value measurements. ASC 820 provides a single definition of fair value, requires enhanced disclosures about assets and liabilities measured at fair value and establishes a hierarchal framework for disclosing the observability of the inputs utilized in measuring assets and liabilities at fair value. The three levels defined by the hierarchy and examples of each level are as follows:

Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reported date. The types of assets and liabilities included in Level 1 are highly liquid and actively traded instruments with quoted prices, such as equities listed by the New York Stock Exchange and commodity derivative contracts listed on the New York Mercantile Exchange (NYMEX).

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

The following tables present, for each of the hierarchy levels, the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012:

September 30, 2013 (in thousands)	Level 1	Level 2	Level 3
Assets:
Current Assets – Other:
Forward Energy Contracts	$--	$--	$316
Forward Gasoline Purchase Contracts		66
Money Market and Mutual Funds - Nonqualified Retirement Savings Plan	110
Investments:
Corporate Debt Securities – Held by Captive Insurance Company		7,608
U.S. Government Debt Securities – Held by Captive Insurance Company		1,278
Other Assets:
Money Market and Mutual Funds - Nonqualified Retirement Savings Plan	722
Equity Securities - Nonqualified Retirement Savings Plan	130
Total Assets	$962	$8,952	$316
Liabilities:
Derivative Liabilities - Forward Energy Contracts	$--	$--	$12,707
Total Liabilities	$--	$--	$12,707

December 31, 2012 (in thousands)	Level 1	Level 2	Level 3
Assets:
Current Assets – Other:
Forward Energy Contracts	$--	$292	$210
Forward Gasoline Purchase Contracts		136
Money Market Fund - Escrow Account IPH Sale	1,500
Money Market and Mutual Funds - Nonqualified Retirement Savings Plan	110
Investments:
Corporate Debt Securities – Held by Captive Insurance Company		7,620
U.S. Government Debt Securities – Held by Captive Insurance Company		1,305
Other Assets:
Money Market and Mutual Funds - Nonqualified Retirement Savings Plan	357
Equity Securities - Nonqualified Retirement Savings Plan	125
Total Assets	$2,092	$9,353	$210
Liabilities:
Derivative Liabilities - Forward Energy Contracts	$--	$242	$17,992
Total Liabilities	$--	$242	$17,992

The valuation techniques and inputs used for the Level 2 fair value measurements in the table above are as follows:

Forward Energy Contracts – Prices used for the fair valuation of these forward purchases and sales of electricity, which have illiquid trading points, are indexed to a price at an active market.

Forward Gasoline Purchase Contracts – These contracts are priced based on NYMEX quoted prices for Reformulated Blendstock for Oxygenate Blending (RBOB) Gasoline contracts. Prices used for the fair valuation of these contracts are based on NYMEX daily reporting date quoted prices for RBOB contracts with the same settlement periods.

Corporate and U.S. Government Debt Securities Held by the Company’s Captive Insurance Company – Fair values are determined on the basis of valuations provided by a third-party pricing service which utilizes industry accepted valuation models and observable market inputs to determine valuation. Some valuations or model inputs used by the pricing service may be based on broker quotes.

Fair values for OTP’s forward energy contracts with delivery points that are not at an active trading hub included in Level 3 of the fair value hierarchy in the table above as of September 30, 2013 and December 31, 2012, are based on prices indexed to observable prices at an active trading hub. The Level 3 forward electric price inputs ranged from $6.95 per megawatt-hour under the active trading hub price to $2.45 per megawatt-hour over the active trading hub price. The weighted average price was $36.55 per megawatt-hour.

In the table above, the fair values for the Level 3 forward energy contracts as of September 30, 2013 are related to power purchase contracts where OTP intends to take or has taken physical delivery of the energy under the contract. When OTP takes physical delivery of the energy purchased under these contracts the costs incurred are subject to recovery in base rates and through fuel clause adjustments. Any derivative assets or liabilities and related gains or losses recorded as a result of the fair valuation of these power purchase contracts will not be realized and are 100% offset by regulatory liabilities and assets related to fuel clause adjustment treatment of purchased power costs. Therefore, the net impact of any recorded fair valuation gains or losses related to these contracts on the Company’s consolidated net income is $0 and the net income impact of any future fair valuation adjustments of these contracts will be $0. When energy is delivered under these contracts, they will be settled at the original contract price and any fair valuation gains or losses and related derivative assets or liabilities recorded over the life of the contracts will be reversed along with any offsetting regulatory liabilities or assets. Because of regulatory accounting treatment, any price volatility related to the fair valuation of these contracts had no impact on the Company’s reported consolidated net income for the three or nine month periods ended September 30, 2013 and 2012.

The following table presents changes in Level 3 forward energy contract derivative asset and liability fair valuations for the nine-month periods ended September 30, 2013 and 2012:

	Nine Months Ended
	September 30,
(in thousands)	2013	2012
Forward Energy Contracts - Fair Values Beginning of Period	$(17,782)	$--
Transfers into Level 3 from Level 2	--	(15,884)
Less: Amounts Reversed on Settlement of Contracts Entered into in Prior Periods	5,066	3,771
Changes in Fair Value of Contracts Entered into in Prior Periods	325	(4,517)
Cumulative Fair Value Adjustments of Contracts Entered into in Prior Years at End of Period	(12,391)	(16,630)
Net Increase in Value of Open Contracts Entered into in Current Period	--	22
Forward Energy Contracts - Net Derivative Liability Fair Values End of Period	$(12,391)	$(16,608)

Inventories
Inventories consist of the following:

	September 30,	December 31,
(in thousands)	2013	2012
Finished Goods	$19,682	$21,893
Work in Process	10,636	8,800
Raw Material, Fuel and Supplies	42,340	38,643
Total Inventories	$72,658	$69,336

Goodwill
The following table summarizes changes to goodwill by business segment during 2013:

(in thousands)	Gross Balance December 31, 2012	Accumulated Impairments	Balance (net of impairments) December 31, 2012	Adjustments to Goodwill in 2013	Balance (net of impairments) September 30, 2013
Manufacturing	$12,186	$--	$12,186	$--	$12,186
Construction	7,483	--	7,483	--	7,483
Plastics	19,302	--	19,302	--	19,302
Total	$38,971	$--	$38,971	$--	$38,971

Other Intangible Assets
The following table summarizes the components of the Company’s intangible assets at September 30, 2013 and December 31, 2012:

September 30, 2013 (in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Periods
Amortizable Intangible Assets:
Customer Relationships	$16,811	$4,722	$12,089	15 – 25 years
Other Intangible Assets Including Contracts	825	442	383	5 – 30 years
Total	$17,636	$5,164	$12,472
Indefinite-Lived Intangible Assets:
Trade Name	$1,100	--	$1,100

December 31, 2012 (in thousands)
Amortizable Intangible Assets:
Customer Relationships	$16,811	$4,085	$12,726	15 – 25 years
Other Intangible Assets Including Contracts	1,092	613	479	5 – 30 years
Total	$17,903	$4,698	$13,205
Indefinite-Lived Intangible Assets:
Trade Name	$1,100	--	$1,100

The amortization expense for these intangible assets was:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2013	2012	2013	2012
Amortization Expense – Intangible Assets	$245	$244	$733	$737

The estimated annual amortization expense for these intangible assets for the next five years is:

(in thousands)	2013	2014	2015	2016	2017
Estimated Amortization Expense – Intangible Assets	$977	$977	$977	$945	$849

Supplemental Disclosures of Cash Flow Information

	As of September 30,
(in thousands)	2013	2012
Noncash Investing Activities:
Accounts Payable Outstanding Related to Capital Additions1	$25,133	$5,979
Accounts Receivable Outstanding Related to Joint Plant Owner’s Share of Capital Additions2	$5,172	$--
1Amounts are included in cash used for capital expenditures in subsequent periods when payables are settled.
2Amounts are deducted from cash used for capital expenditures in subsequent periods when cash is received.

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

Under the LSA, all development period costs of the Coyote Creek coal mine incurred during the development period will be recovered from the Coyote Station owners over the full term of the production period, which commences with the first delivery of coal to Coyote Station, scheduled for May 2016, by being included in the cost of production. The development fee and the capital charge incurred during the development period will be recovered from the Coyote Station owners over the first 52 months of the production period by being included in the cost of production during those months. OTP’s 35% share of development period costs, development fees and capital charges incurred by CCMC through September 30, 2013 is $9.8 million. In the event the contract is terminated because regulations or legislation render the burning of coal cost prohibitive and the assets worthless, OTP’s maximum exposure to loss as a result of its involvement with CCMC could be as high as $9.8 million as of September 30, 2013.

Reclassifications and Changes to Presentation
The Company’s consolidated income statement and consolidated statement of cash flows for the three and nine month periods ended September 30, 2012 reflect the reclassifications of the operating results and cash flows of discontinued operations as a result of the completion of the sale of the assets of the Company’s wind tower manufacturer and discontinuance of wind tower production activities in November 2012 and the sale of the assets of the Company’s waterfront equipment manufacturer on February 8, 2013. The reclassifications had no impact on the Company’s total consolidated net income or cash flows for the three or nine months ended September 30, 2012.

New Accounting Standards

Accounting Standards Update (ASU) 2011-11 and 2013-01
In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (ASU 2011-11), which requires disclosures regarding netting arrangements in agreements underlying derivatives, certain financial instruments and related collateral amounts, and the extent to which an entity’s financial statement presentation policies related to netting arrangements impact amounts recorded to the financial statements. In January 2013, the FASB issued ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (ASU 2011-13), to clarify which instruments and transactions are subject to the offsetting disclosure requirements established by ASU 2011-11. The amendments in ASU 2013-01 apply to derivatives accounted for in accordance with ASC 815 and clarify that only derivatives accounted for in accordance with ASC 815 are within the scope of the disclosure requirements. These disclosure requirements do not affect the presentation of amounts in the consolidated balance sheets. ASU 2013-01 is effective for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods.

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

ASU 2013-02
In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income, which requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, entities are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under accounting principles generally accepted in the United States of America (U.S. GAAP) to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, entities are required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail on these amounts. This ASU is effective for reporting periods beginning after December 15, 2012. Additional information required by this update is included on the face of the Company’s consolidated statement of comprehensive income for the period ending September 30, 2013. The amounts of accumulated other comprehensive losses associated with the Company’s pension and other post-retirement benefit programs that are being amortized and recognized as operating expenses and the income statement line item affected by the expense are disclosed in note 12 to the consolidated financial statements.

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

Electric includes the production, transmission, distribution and sale of electric energy in Minnesota, North Dakota and South Dakota by OTP. In addition, OTP is an active wholesale participant in the Midcontinent Independent System Operator, Inc. (MISO) markets. OTP’s operations have been the Company’s primary business since 1907. Additionally, the electric segment included Otter Tail Energy Services Company (OTESCO), which provided technical and engineering services. OTESCO ceased operations in July 2013. OTESCO has not recorded any operating revenues, expenses or net income in 2013.

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

The following table presents the percent of consolidated sales revenue by country:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
United States of America	97.7%	97.7%	97.7%	97.7%
Mexico	1.5%	1.1%	1.3%	1.0%
Canada	0.7%	1.1%	0.9%	1.2%
All Other Countries (none greater than 0.08%)	0.1%	0.1%	0.1%	0.1%

The Company evaluates the performance of its business segments and allocates resources to them based on earnings contribution and return on total invested capital. Information for the business segments for the three and nine months ended September 30, 2013 and 2012 and total assets by business segment as of September 30, 2013 and December 31, 2012 are presented in the following tables:

Operating Revenue

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2013	2012	2013	2012
Electric	$86,283	$88,564	$270,155	$257,530
Manufacturing	49,323	46,618	152,282	159,091
Construction	47,509	37,931	108,928	111,482
Plastics	46,659	42,217	128,820	118,582
Intersegment Eliminations	(6)	(14)	(74)	(78)
Total	$229,768	$215,316	$660,111	$646,607

Interest Charges

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2013	2012	2013	2012
Electric	$3,960	$4,880	$13,032	$14,493
Manufacturing	816	891	2,447	2,723
Construction	128	305	345	868
Plastics	249	342	753	1,034
Corporate and Intersegment Eliminations	1,421	1,486	3,854	5,852
Total	$6,574	$7,904	$20,431	$24,970

Income Taxes

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2013	2012	2013	2012
Electric	$2,565	$2,995	$5,830	$3,817
Manufacturing	1,124	1,288	4,715	5,286
Construction	1,193	(879)	490	(4,819)
Plastics	2,278	2,216	7,508	7,113
Corporate	(2,027)	(6,405)	(5,430)	(11,197)
Total	$5,133	$(785)	$13,113	$200

Earnings (Loss) Available for Common Shares

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2013	2012	2013	2012
Electric	$8,787	$10,206	$24,301	$26,413
Manufacturing	2,970	1,914	8,333	7,880
Construction	1,784	(1,325)	716	(7,252)
Plastics	3,403	3,309	11,215	10,629
Corporate	(2,118)	(9,486)	(7,514)	(16,344)
Discontinued Operations	312	(2,928)	638	(30,117)
Total	$15,138	$1,690	$37,689	$(8,791)

Identifiable Assets

	September 30,	December 31,
(in thousands)	2013	2012
Electric	$1,280,682	$1,226,145
Manufacturing	122,942	114,933
Construction	59,904	50,696
Plastics	83,254	78,855
Corporate	111,060	112,616
Discontinued Operations	432	19,092
Total	$1,658,274	$1,602,337

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

The recovery of Minnesota Renewable Resource Adjustment (MNRRA) costs was moved to base rates as of October 1, 2011 under the MPUC’s April 25, 2011 general rate case order with the exception of the remaining balance of the MNRRA regulatory asset. A request for an updated rate to be effective October 1, 2012 was initially filed on June 28, 2012, followed by a revised filing on July 25, 2012. Because the request to extend the period of the new rate for 18 months was still under review, a supplemental filing was submitted on February 15, 2013, requesting that the current rate be retained until a majority of the remaining costs were recovered and that the MNRRA rate be set to zero effective May 1, 2013. The MPUC approved the February 15, 2013 request on April 4, 2013 and authorized that any unrecovered balance be retained as a regulatory asset to be recovered in OTP’s next general rate case. As of May 1, 2013 the resource adjustment on OTP’s Minnesota customers’ bills no longer includes MNRRA costs. OTP has a regulatory asset of $0.1 million for renewable resource costs and returns eligible for recovery from Minnesota customers that had not been billed to Minnesota customers as of September 30, 2013 that will remain until OTP’s next general rate case.

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

In its April 25, 2011 general rate case order, the MPUC approved the transfer of transmission costs then being recovered through OTP’s Minnesota TCR rider to recovery in base rates. Final rates went into effect on October 1, 2011. The Company will continue to utilize the rider cost recovery mechanism until the remaining balance of the current transmission projects has been collected as well as to recover costs associated with approved regional projects. On March 26, 2012 the MPUC approved OTP’s request for an update to the TCR rider, effective April 1, 2012.

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

On May 24, 2012 OTP filed a petition with the MPUC to seek a determination of eligibility for the inclusion of twelve additional transmission related projects in subsequent Minnesota TCR rider filings. On February 20, 2013 the MPUC approved three of the additional projects as eligible for recovery. A determination of eligibility for inclusion of the remaining nine projects is still pending. OTP filed its annual update to the TCR on February 7, 2013 to include the three new projects as well as updated costs associated with existing projects. The Minnesota Department of Commerce (MNDOC) filed comments on May 24, 2013 recommending removal of capitalized internal labor costs and costs in excess of planning estimates used in prior CON proceedings. OTP filed reply comments on June 27, 2013 disagreeing with the MNDOC’s recommendations. Both parties have filed additional comments supportive of their positions. OTP had a regulatory liability of $0.1 million as of September 30, 2013 for amounts billed to Minnesota customers that are subject to refund through the Minnesota TCR rider.

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

On January 11, 2012 the MPUC approved the recovery of $3.5 million for 2010 MNCIP financial incentives. Beginning in January 2012, OTP’s MNCIP Conservation Cost Recovery Adjustment (CCRA) increased from 3.0% to 3.8% for all Minnesota retail electric customers. On March 30, 2012 OTP recognized an additional $0.4 million of incentive related to 2011 and submitted its annual 2011 financial incentive filing request for $2.6 million. In December 2012, the MPUC approved the recovery of $2.6 million in financial incentives for 2011 and also ordered a change in the MNCIP cost recovery methodology used by OTP from a percentage of a customer’s bill to an amount per kilowatt-hour (kwh) consumed. On January 1, 2013 OTP’s MNCIP surcharge decreased from 3.8% of the customer’s bill to $0.00142 per kwh, which equates to approximately 1.9% of a customer’s bill. OTP recognized $2.6 million of MNCIP financial incentives in 2012 and an additional $0.1 million in 2013 relating to 2012 program results. On October 10, 2013 the MPUC approved OTP’s 2012 financial incentive request for $2.7 million as well as its request for an updated surcharge rate to be implemented on November 1, 2013.

OTP has a regulatory asset of $6.1 million for allowable costs and financial incentives that are eligible for recovery through the MNCIP rider that had not been billed to Minnesota customers as of September 30, 2013. OTP recognized MNCIP-related revenues totaling $1.5 million in each of the three month periods ended September 30, 2013 and September 30, 2012, and $4.8 million in each of the nine month periods ended September 30, 2013 and September 30, 2012.

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

The 2010 NDRRA was in place for the period of September 1, 2010 through March 31, 2012 with a recovery of $15.6 million. On December 29, 2011 OTP submitted its annual update to the renewable rider with an April 1, 2012 effective date, which was approved by the NDPSC on March 21, 2012. The 2011 NDRRA recovered $9.9 million over the period April 1, 2012 through March 31, 2013. OTP submitted its annual update to the NDRRA on December 28, 2012 with a proposed April 1, 2013 effective date. The update resulted in a rate reduction, so the NDPSC did not issue an order suspending the rate change. Consequently, pursuant to statute, OTP was allowed to implement updated rates effective April 1, 2013. On July 10, 2013, the NDPSC approved the rate implemented on April 1, 2013. OTP has a regulatory asset of $1.2 million for amounts eligible for recovery through the NDRRA rider that had not been billed to North Dakota customers as of September 30, 2013.

Transmission Cost Recovery Rider—OTP’s initial North Dakota TCR rider went into effect May 1, 2012. On August 31, 2012 OTP filed its annual update to the North Dakota TCR rider rate to reflect updated cost information associated with projects currently in the rider. In addition, OTP proposed to include costs associated with ten additional projects for recovery within the rider. The NDPSC approved OTP’s annual update on December 12, 2012 to go into effect January 1, 2013. OTP filed its annual update to the North Dakota TCR rider rate on August 30, 2013 with a proposed implementation date of January 1, 2014. OTP had a regulatory liability of $0.1 million as of September 30, 2013 for amounts billed to North Dakota customers that are subject to refund through the North Dakota TCR rider.

South Dakota

Transmission Cost Recovery Rider—OTP submitted a request for an initial South Dakota TCR rider to the South Dakota Public Utilities Commission (SDPUC) on November 5, 2010. The South Dakota TCR was approved by the SDPUC and implemented on December 1, 2011. OTP billed $0.6 million to South Dakota customers under the TCR rider from December 1, 2011 through December 31, 2012. On September 4, 2012, OTP filed its annual update to the South Dakota TCR rider rate. Updated rates were approved on April 23, 2013 and went into effect on May 1, 2013. OTP filed its annual update to the South Dakota TCR rider rate on August 30, 2013 with a proposed implementation date of January 1, 2014.

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

Effective January 1, 2010, the FERC authorized OTP’s implementation of a forward looking formula transmission rate under the MISO Open Access Transmission, Energy and Operating Reserve Markets Tariff (MISO Tariff). OTP was also authorized by the FERC to recover in OTP’s formula rate: (1) 100% of prudently incurred Construction Work in Progress (CWIP) in rate base and (2) 100% of prudently incurred costs of transmission facilities that are cancelled or abandoned for reasons beyond OTP’s control (Abandoned Plant Recovery), as determined by the FERC subsequent to abandonment, specifically for three regional Capacity Expansion 2020 (CapX2020) transmission projects in which OTP is an investor, discussed in more detail below.

On December 16, 2010, FERC approved the cost allocation for a new classification of projects in MISO called Multi-Value Projects (MVP). MVPs are designed to enable the region to comply with energy policy mandates and to address reliability and economic issues affecting multiple transmission zones within the MISO region. The cost allocation is designed to ensure that the costs of transmission projects with regional benefits are properly assigned to those who benefit. On June 7, 2013, in response to a challenge to the MVP cost allocation heard before the United States Court of Appeals, Seventh Circuit, the Court ruled in favor of MISO and MISO transmission owners, issuing an order affirming the FERC’s approval of the MVP cost allocation. On October 7, 2013 certain parties submitted a Writ of Certiorari to the U.S. Supreme Court appealing the Seventh Circuit decision.

Effective January 1, 2012, the FERC authorized OTP to recover 100% CWIP and Abandoned Plant Recovery on two projects approved by MISO as MVPs in MISO’s 2011 Transmission Expansion Plan: the Big Stone South – Brookings MVP and the Big Stone South – Ellendale MVP.

The Big Stone South – Brookings MVP—This transmission line is planned at 345 kiloVolt (kV) and will extend 70 miles between a proposed substation near Big Stone City, South Dakota and the new Brookings County Substation near Brookings, South Dakota. OTP and Xcel Energy are joint owners of this project and Xcel Energy is the development manager. MISO approved this project as an MVP under the MISO Tariff in December 2011. A Notice of Intent to Construct Facilities (NICF) was filed with the SDPUC on February 29, 2012. A portion of this line, expected to be in service in 2017, will use previously obtained Big Stone II transmission route permits and easements. On July 31, 2012 the SDPUC approved the transfer of the Big Stone II transmission route permits to OTP. OTP petitioned the SDPUC on December 19, 2012 to certify a portion of the line route that was originally approved as part of the Big Stone II transmission development. The SDPUC approved the certification for the northern portion of the route on April 9, 2013. OTP and Xcel Energy jointly submitted an application to the SDPUC for a route permit for the southern portion of the Big Stone South to Brookings line on June 3, 2013.

The Big Stone South – Ellendale MVP—This transmission line is a proposed 345 kV line that will extend 160 to 170 miles between a proposed substation near Big Stone City, South Dakota and a proposed substation near Ellendale, North Dakota. OTP is jointly developing this project with Montana-Dakota Utilities Co., a Division of MDU Resources Group, Inc. (MDU).  MISO approved this project as an MVP under the MISO Tariff in December 2011. OTP and MDU jointly filed an NICF with the SDPUC in March of 2012. On August 25, 2013 the NDPSC granted Certificates of Public Convenience and Necessity to OTP and MDU for the ten miles of the proposed line to be built in North Dakota. A joint route permit application was filed by OTP and MDU on August 23, 2013 with the SDPUC. OTP and MDU jointly filed an Application for a Certificate of Corridor and Compatibility along with an application for a route permit with the NDPSC on October 18, 2013. If the proposed project receives all the necessary approvals, OTP anticipates the line will be placed in service in 2019.

CapX2020—CapX2020 is a joint initiative of eleven investor-owned, cooperative, and municipal utilities in Minnesota and the surrounding region to upgrade and expand the electric transmission grid to ensure continued reliable and affordable service. The CapX2020 companies initially identified four major transmission projects for the region: (1) the Fargo–Monticello 345 kiloVolt (kV) Project (the Fargo Project), (2) the Brookings–Southeast Twin Cities 345 kV Project (the Brookings Project), (3) the Bemidji–Grand Rapids 230 kV Project (the Bemidji Project), and (4) the Twin Cities–LaCrosse 345 kV Project. OTP is an investor in the Fargo Project, the Brookings Project and the Bemidji Project. In addition, the Big Stone South – Brookings Multi-Value Project is also designated as a CapX2020 project. Recovery of OTP’s CapX2020 transmission investments will be through the MISO Tariff and the Minnesota, North Dakota and South Dakota TCR riders.

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

On January 14, 2011 OTP filed a petition asking the MPUC for an Advanced Determination of Prudence (ADP) for anticipated costs associated with the design, construction and operation of the BART compliant air quality control system at Big Stone Plant attributable to serving OTP’s Minnesota customers. On December 20, 2011 the MPUC granted OTP’s petition for ADP for the Big Stone Plant Air Quality Control System (AQCS). On May 24, 2013 legislation was enacted in Minnesota which allows OTP to file for an emission-reduction rider for recovery of the revenue requirements of the AQCS. The legislation authorizes the rider to allow a current return on investment (including CWIP) at the level approved in the utility’s last general rate case, unless a different return is determined by the MPUC to be in the public interest. OTP filed a petition requesting rider recovery on July 31, 2013, with comments received by the Minnesota Chamber of Commerce and the MNDOC on September 26, 2013 and September 30, 2013. OTP filed reply comments agreeing with the MNDOC and Minnesota Chamber of Commerce recommendations and supplying additional detail requested by the MNDOC on October 10, 2013. The MNDOC filed a response to OTP’s reply comments on October 21, 2013 supporting the filing and requesting approval.

On May 9, 2012 the NDPSC approved OTP’s application for an ADP for anticipated AQCS costs attributable to serving OTP’s North Dakota customers. On February 8, 2013, OTP filed a request with the NDPSC for an environmental rider to recover the revenue requirements of the AQCS project beginning January 1, 2013 while under construction, as well as after completion of the project until placed into base rates through the filing of a rate case. The NDPSC suspended the rate without approval on March 1, 2013 pending review of the request. An update of the estimated costs in the request for a rider was filed on May 8, 2013. The NDPSC held a hearing on September 16, 2013 to review OTP’s filing request for an environmental rider.

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

Approximately $0.4 million of the total Minnesota jurisdictional share of Big Stone II transmission costs were transferred to the Big Stone South - Brookings MVP in the first quarter of 2013. The remaining transmission costs could not be used by other active transmission projects. Therefore, these costs, along with accumulated AFUDC, were transferred from CWIP to the Big Stone II Unrecovered Project Costs – Minnesota long-term regulatory asset account in May 2013, based on recovery granted in the April 25, 2011 order. Because OTP will not earn a return on these deferred costs over their anticipated recovery period, the recoverable amount of approximately $3.5 million was discounted to its present value of $2.8 million using OTP’s incremental borrowing rate. In May 2013, OTP recorded a charge of $0.7 million related to the discount in accordance with ASC Topic 980 - Regulated Operations (ASC 980), accounting requirements. The amount of the discount is expected to be recovered, along with the remaining balance of the Big Stone II Unrecovered Project Costs – Minnesota regulatory asset, over an anticipated 89-month recovery period beginning in May 2013 and ending in September 2020.

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

4. Regulatory Assets and Liabilities

As a regulated entity, OTP accounts for the financial effects of regulation in accordance with ASC 980. This accounting standard allows for the recording of a regulatory asset or liability for costs that will be collected or refunded in the future as required under regulation. Additionally, ASC 980-605-25 provides for the recognition of revenues authorized for recovery outside of a general rate case under alternative revenue programs which provide for recovery of costs and incentives or returns on investment in such items as transmission infrastructure, renewable energy resources or conservation initiatives. The following tables indicate the amount of regulatory assets and liabilities recorded on the Company’s consolidated balance sheets:

	September 30, 2013			Remaining Recovery/ Refund Period
(in thousands)	Current	Long-Term	Total
Regulatory Assets:
Prior Service Costs and Actuarial Losses on Pensions and Other Postretirement Benefits1	$8,410	$103,232	$111,642	see note
Deferred Marked-to-Market Losses1	4,363	8,344	12,707	63 months
Conservation Improvement Program Costs and Incentives2	1,821	4,332	6,153	21 months
Big Stone II Unrecovered Project Costs – Minnesota1	550	4,075	4,625	84 months
Accumulated ARO Accretion/Depreciation Adjustment1	--	4,515	4,515	asset lives
Debt Reacquisition Premiums1	351	2,329	2,680	228 months
MISO Schedule 26/26A Transmission Cost Recovery Rider True-up1	1,014	1,473	2,487	27 months
Deferred Income Taxes1	--	1,820	1,820	asset lives
North Dakota Renewable Resource Rider Accrued Revenues2	313	864	1,177	18 months
Big Stone II Unrecovered Project Costs – South Dakota2	100	869	969	116 months
Big Stone II Unrecovered Project Costs – North Dakota1	763	--	763	6 months
Minnesota Renewable Resource Rider Accrued Revenues2	--	68	68	see note
Deferred Holding Company Formation Costs1	41	--	41	9 months
General Rate Case Recoverable Expenses – South Dakota1	24	--	24	4 months
South Dakota Transmission Rider Accrued Revenues2	4	--	4	12 months
Total Regulatory Assets	$17,754	$131,921	$149,675
Regulatory Liabilities:
Accumulated Reserve for Estimated Removal Costs – Net of Salvage	$--	$67,610	$67,610	asset lives
Deferred Income Taxes	--	2,248	2,248	asset lives
Refundable Fuel Clause Adjustment Revenues	555	--	555	12 months
Deferred Marked-to-Market Gains	--	316	316	59 months
Revenue for Rate Case Expenses Subject to Refund – Minnesota	--	165	165	see note
Deferred Gain on Sale of Utility Property – Minnesota Portion	6	107	113	243 months
North Dakota Transmission Rider Accrued Refund	75	--	75	12 months
Minnesota Transmission Rider Accrued Refund	54	--	54	12 months
South Dakota – Nonasset-Based Margin Sharing Excess	44	--	44	3 months
Total Regulatory Liabilities	$734	$70,446	$71,180
Net Regulatory Asset Position	$17,020	$61,475	$78,495
1Costs subject to recovery without a rate of return. 2Amount eligible for recovery under an alternative revenue program which includes an incentive or rate of return.

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
1Costs subject to recovery without a rate of return. 2Amount eligible for recovery under an alternative revenue program which includes an incentive or rate of return.

The regulatory asset related to prior service costs and actuarial losses on pensions and other postretirement benefits represents benefit costs and actuarial losses subject to recovery through rates as they are expensed over the remaining service lives of active employees included in the plans. These unrecognized benefit costs and actuarial losses are required to be recognized as components of Accumulated Other Comprehensive Income in equity under ASC Topic 715, Compensation—Retirement Benefits, but are eligible for treatment as regulatory assets based on their probable recovery in future retail electric rates.

All Deferred Marked-to-Market Gains and Losses recorded as of September 30, 2013 are related to forward purchases of energy scheduled for delivery through December 2018.

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

Debt Reacquisition Premiums are being recovered from OTP customers over the remaining original lives of the reacquired debt issues, the longest of which is 228 months.

MISO Schedule 26/26A Transmission Cost Recovery Rider True-up relates to the over/under collection of revenue based on comparison of the expected versus actual construction on eligible projects in the period. The true-up also includes the state jurisdictional portion of MISO Schedule 26/26A for regional transmission cost recovery that was included in the calculation of the state transmission riders and subsequently adjusted to reflect actual billing amounts in the schedule. The September 30, 2013 balance will be amortized on a straight-line basis over two consecutive 12-month periods beginning in January 2014.

The regulatory assets and liabilities related to Deferred Income Taxes result from changes in statutory tax rates accounted for in accordance with ASC 740, Income Taxes.

North Dakota Renewable Resource Rider Accrued Revenues relate to revenues earned on qualifying renewable resource costs incurred to serve North Dakota customers that have not been billed to North Dakota customers as of September 30, 2013.

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

Minnesota Renewable Resource Rider Accrued Revenues relate to revenues earned on qualifying renewable resource costs incurred to serve Minnesota customers that have not been billed to Minnesota customers as of September 30, 2013. A supplemental filing was submitted to the MPUC on February 15, 2013, requesting that the then current MNRRA rate be retained until a majority of the remaining costs were recovered and that the MNRRA rate be set to zero effective May 1, 2013. The MPUC approved the request on April 4, 2013 and authorized that any unrecovered balance be retained as a regulatory asset to be recovered in OTP’s next general rate case.

General Rate Case Recoverable Expenses – South Dakota relate to expenses incurred during rate case proceedings that are eligible for recovery.

The South Dakota Transmission Rider Accrued Revenues relate to revenues billed for qualifying transmission system facilities and operating costs incurred to serve South Dakota customers net of transmission revenues that have not been billed to South Dakota customers as of September 30, 2013.

The Accumulated Reserve for Estimated Removal Costs – Net of Salvage is reduced as actual removal costs, net of salvage revenues, are incurred.

Revenue for Rate Case Expenses Subject to Refund - Minnesota relate to revenues collected under general rates to recover   costs related to prior rate case proceedings in excess of the actual costs incurred, which are subject to refund.

The North Dakota Transmission Rider Accrued Refund relates to revenues earned on qualifying transmission system facilities and operating costs incurred to serve North Dakota customers net of transmission revenues that are refundable to North Dakota customers as of September 30, 2013.

The Minnesota Transmission Rider Accrued Refund relates to revenues earned on qualifying transmission system facilities and operating costs incurred to serve Minnesota customers net of transmission revenues that are refundable to Minnesota customers as of September 30, 2013.

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

As of September 30, 2013 OTP had no unrealized mark-to-market gains or losses in its income statement related to forward contracts for the purchase and sale of electricity. Market prices used to value OTP’s forward contracts for the purchases and sales of electricity and electricity generating capacity are determined by survey of counterparties or brokers used by OTP’s power services’ personnel responsible for contract pricing, as well as prices gathered from daily settlement prices published by the Intercontinental Exchange and CME Globex. For certain contracts, prices at illiquid trading points are based on a basis spread between that trading point and more liquid trading hub prices. These basis spreads are determined based on available market price information and the use of forward price curve models. The fair value measurements of these forward energy contracts fall into level 3 of the fair value hierarchy set forth in ASC 820.

The following tables show the effect of marking to market forward contracts for the purchase and sale of electricity and the location and fair value amounts of the related derivatives reported on the Company’s consolidated balance sheets as of September 30, 2013 and December 31, 2012, and the change in the Company’s consolidated balance sheet position from December 31, 2012 to September 30, 2013 and December 31, 2011 to September 30, 2012:

(in thousands)	September 30, 2013	December 31, 2012
Current Asset – Marked-to-Market Gain	$316	$502
Regulatory Asset – Current Deferred Marked-to-Market Loss	4,363	7,949
Regulatory Asset – Long-Term Deferred Marked-to-Market Loss	8,344	10,050
Total Assets	13,023	18,501
Current Liability – Marked-to-Market Loss	(12,707)	(18,234)
Regulatory Liability – Current Deferred Marked-to-Market Gain	--	(8)
Regulatory Liability – Long-Term Deferred Marked-to-Market Gain	(316)	(210)
Total Liabilities	(13,023)	(18,452)
Net Fair Value of Marked-to-Market Energy Contracts	$--	$49

(in thousands)	Year-to-Date September 30, 2013	Year-to-Date September 30, 2012
Cumulative Fair Value Adjustments Included in Earnings - Beginning of Year	$49	$894
Less: Amounts Realized on Settlement of Contracts Entered into in Prior Periods	(49)	(781)
Changes in Fair Value of Contracts Entered into in Prior Periods	--	(33)
Cumulative Fair Value Adjustments in Earnings of Contracts Entered into in Prior Years at End of Period	--	80
Changes in Fair Value of Contracts Entered into in Current Period	--	(121)
Cumulative Fair Value Adjustments Included in Earnings - End of Period	$--	$(41)

The following realized and unrealized net gains and losses on forward energy contracts are included in electric operating revenues on the Company’s consolidated statements of income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2013	2012	2013	2012
Net Gains (Losses) on Forward Electric Energy Contracts	$1	$(274)	$255	$(130)

OTP has credit risk associated with the nonperformance or nonpayment by counterparties to its forward energy and capacity purchases and sales agreements. The Company has established guidelines and limits to manage credit risk associated with wholesale power and capacity purchases and sales. Specific limits are determined by a counterparty’s financial strength.

The following table provides information on OTP’s credit risk exposure on delivered and marked-to-market forward contracts as of September 30, 2013 and December 31, 2012:

	September 30, 2013		December 31, 2012
(in thousands)	Exposure	Counterparties	Exposure	Counterparties
Net Credit Risk on Forward Energy Contracts	$335	2	$580	6
Net Credit Risk to Single Largest Counterparty	$321		$285

OTP had a net credit risk exposure to two counterparties with investment grade credit ratings. OTP had no exposure at September 30, 2013 or December 31, 2012 to counterparties with credit ratings below investment grade. Counterparties with investment grade credit ratings have minimum credit ratings of BBB- (Standard & Poor’s), Baa3 (Moody’s) or BBB- (Fitch). The credit risk exposures include net amounts due to OTP on receivables/payables from completed transactions billed and unbilled plus marked-to-market gains on forward contracts for the purchase of gasoline scheduled for settlement subsequent to September 30, 2013. Individual counterparty exposures are offset according to legally enforceable netting arrangements. However, the Company does not net offsetting payables and receivables or derivative assets and liabilities under legally enforceable netting arrangements on the face of its consolidated balance sheet. The amount of derivative asset and derivative liability balances that were subject to legally enforceable netting arrangements as of September 30, 2013 and December 31, 2012 are indicated in the following table:

(in thousands)	September 30, 2013	December 31, 2012
Derivative assets subject to legally enforceable netting arrangements	$382	$638
Derivative liabilities subject to legally enforceable netting arrangements	(12,707)	(18,234)
Net balance subject to legally enforceable netting arrangements	$(12,325)	$(17,596)

The following table provides a breakdown of OTP’s credit risk standing on forward energy contracts in marked-to-market loss positions as of September 30, 2013 and December 31, 2012:

Current Liability – Marked-to-Market Loss (in thousands)	September 30, 2013	December 31, 2012
Loss Contracts Covered by Deposited Funds or Letters of Credit	$--	$2,176
Contracts Requiring Cash Deposits if OTP’s Credit Falls Below Investment Grade1	12,707	16,058
Loss Contracts with No Ratings Triggers or Deposit Requirements	--	--
Total Current Liability – Marked-to-Market Loss	$12,707	$18,234
1Certain OTP derivative energy contracts contain provisions that require an investment grade credit rating from each of the major credit rating agencies on OTP’s debt. If OTP’s debt ratings were to fall below investment grade, the counterparties to these forward energy contracts could request the immediate deposit of cash to cover contracts in net liability positions.

Contracts Requiring Cash Deposits if OTP’s Credit Falls Below Investment Grade	$12,707	$16,058
Offsetting Gains with Counterparties under Master Netting Agreements	(316)	(416)
Reporting Date Deposit Requirement if Credit Risk Feature Triggered	$12,391	$15,642

6. Reconciliation of Common Shareholders’ Equity, Common Shares and Earnings Per Share

Reconciliation of Common Shareholders’ Equity

(in thousands)	Par Value, Common Shares	Premium on Common Shares	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Common Equity
Balance, December 31, 2012	$180,842	$253,296	$92,221	$(4,385)	$521,974
Common Stock Issuances, Net of Expenses	551	1,848			2,399
Common Stock Retirements and Forfeitures	(46)	(177)			(223)
Net Income			38,202		38,202
Other Comprehensive Income				202	202
Tax Benefit – Stock Compensation		59			59
Employee Stock Incentive Plan Expense		313			313
Premium on Purchase of Stock for Employee Purchase Plan		(258)			(258)
Cumulative Preferred Dividends			(427)		(427)
Preferred Stock Issuance Expenses Transferred to Retained Earnings on Redemption of Preferred Shares		86	(86)		--
Common Dividends			(32,341)		(32,341)
Balance, September 30, 2013	$181,347	$255,167	$97,569	$(4,183)	$529,900

Common Shares
Following is a reconciliation of the Company’s common shares outstanding from December 31, 2012 through September 30, 2013:

Common Shares Outstanding, December 31, 2012	36,168,368
Issuances:
Stock Options Exercised	55,109
Vesting of Restricted Stock Units	17,535
Restricted Stock Issued to Employees	17,000
Restricted Stock Issued to Directors	16,000
Director’s Compensation	4,535
Retirements:
Shares Withheld for Individual Income Tax Requirements	(7,184)
Forfeiture of Unvested Restricted Stock	(2,000)
Common Shares Outstanding, September 30, 2013	36,269,363

Earnings Per Share
The numerator used in the calculation of both basic and diluted earnings per common share is earnings available for common shares with no adjustments for the three and nine month periods ended September 30, 2013 and 2012. The denominator used in the calculation of basic earnings per common share is the weighted average number of common shares outstanding during the period excluding nonvested restricted shares granted to the Company’s directors and employees, which are considered contingently returnable and not outstanding for the purpose of calculating basic earnings per share. The denominator used in the calculation of diluted earnings per common share is derived by adjusting outstanding shares for the following: (1) all potentially dilutive stock options, (2) underlying shares related to nonvested restricted stock units granted to employees, (3) nonvested restricted shares, (4) shares expected to be awarded for stock performance awards granted to executive officers, and (5) shares expected to be issued under the deferred compensation program for directors. The adjustments to the denominators used to calculate basic and diluted earnings per share resulted in no differences greater than $0.01 between basic and diluted earnings per share in total or from continuing or discontinued operations in each of the three and nine month periods ended September 30, 2013 and 2012.

Excluded from the calculation of diluted earnings per share are the following outstanding stock options which had exercise prices greater than the average market price for the three and nine month periods ended September 30, 2013 and 2012:

	Options Outstanding	Range of Exercise Prices
Three Months Ended September 30, 2013	--	--
Three Months Ended September 30, 2012	92,497	$24.93 – $27.245
Nine Months Ended September 30, 2013	--	--
Nine Months Ended September 30, 2012	92,497	$24.93 – $27.245

7. Share-Based Payments

The Company has five share-based payment programs.

Stock Incentive Awards
On April 8, 2013 the Company’s Board of Directors granted the following stock incentive awards to the Company’s non-employee directors, executive officers and key employees under the 1999 Stock Incentive Plan, as amended (the Stock Incentive Plan):

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

Under the performance share awards, the Company’s executive officers could earn up to an aggregate of 100,400 common shares based on the Company’s total shareholder return relative to the total shareholder return of the companies that comprise the Edison Electric Institute Index over the performance measurement period of January 1, 2013 through December 31, 2015. The aggregate target share award is 50,200 shares. Actual payment may range from zero to 200% of the target amount. The executive officers have no voting or dividend rights related to these shares until the shares, if any, are issued at the end of the performance period. The grant date fair value of the target amount of common shares projected to be awarded was determined under a Monte Carlo simulation valuation method. The average projected payout percentage rendered by the simulation was 118.7% of target, which would result in a payout of 57,587 shares with a current fair value of $1,883,000 or $32.70 per share, which equates to $37.51 per targeted share award. The terms of these awards are such that the entire award will be classified and accounted for as a liability, as required under ASC Topic 718, Compensation—Stock Compensation, and will be measured over the performance period based on the fair value of the award at the end of each reporting period subsequent to the grant date.

The grant date fair value of each restricted stock unit was based on the market value of one share of the Company’s common stock on the grant date, discounted for the value of the dividend exclusion over the four-year vesting period.

As of September 30, 2013 the remaining unrecognized compensation expense related to stock-based compensation was approximately $5.5 million (before income taxes) which will be amortized over a weighted-average period of 2.1 years.

Compensation expense recognized under the Company’s stock-based payment programs are presented in the table below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2013	2012	2013	2012
Employee Stock Purchase Plan (15% discount)	$39	$31	$98	$119
Restricted Stock Granted to Directors	119	139	488	413
Restricted Stock Granted to Employees	111	87	315	232
Restricted Stock Units Granted to Employees	61	60	215	165
Stock Performance Awards Granted to Executive Officers	347	146	2,148	439
Totals	$677	$463	$3,264	$1,368

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

Both the Company and OTP’s credit agreements contain restrictions on the payment of cash dividends upon a default or event of default. An event of default would be considered to have occurred if the Company did not meet certain financial covenants. As of September 30, 2013 the Company was in compliance with the debt covenants. See note 10 to the Company’s financial statements on Form 10-K for the year ended December 31, 2012 for further information on the covenants.

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

The MPUC indirectly limits the amount of dividends OTP can pay to the Company by requiring an equity-to-total-capitalization ratio between 44.8% and 54.8%. OTP’s equity to total capitalization ratio including short-term debt was 49.5% as of September 30, 2013. Total capitalization for OTP cannot currently exceed $874 million.

9. Commitments and Contingencies

Construction and Other Purchase Commitments
At December 31, 2012 OTP had commitments under contracts in connection with construction programs aggregating approximately $79.4 million. At September 30, 2013 OTP had commitments under contracts in connection with construction programs aggregating approximately $127.5 million. The increase in construction commitments from December 31, 2012 to September 30, 2013 is mainly for OTP’s share of commitments related to the construction of a new air quality control system at Big Stone Plant.

Electric Utility Capacity and Energy Requirements and Coal and Delivery Contracts
As of December 31, 2012 OTP had commitments for the purchase of capacity and energy requirements under agreements extending through 2032 totaling $170.1 million. In the second quarter of 2013, OTP entered into a 25-year power purchase agreement (PPA) with Ashtabula Wind III, LLC for the purchase of wind generated electricity from the LLC’s 39 wind turbines located in Barnes County, North Dakota. At its regular agenda meeting on August 22, 2013 the MPUC provided an affirmative determination that OTP’s execution of this agreement is reasonable, in the public interest, and that costs incurred under this agreement to serve OTP’s Minnesota customers will be recoverable. On October 1, 2013 OTP began accepting delivery of energy under the PPA. In September of 2013, OTP entered into an agreement with Great River Energy for the purchase of 25 megawatts (MW) of capacity from June 1, 2017 through May 31, 2019 and 50 MW of capacity from June 1, 2019 through May 31, 2021 to meet OTP’s future capacity requirements. OTP’s commitments under the Ashtabula Wind III, LLC PPA and the Great River Energy capacity purchase agreement have increased OTP’s total estimated commitments under capacity and energy purchase agreements by $193.4 million.

As of December 31, 2012 OTP had contracts providing for the purchase and delivery of a significant portion of its then current coal requirements totaling $797.0 million. OTP’s current coal purchase agreements, under which OTP is committed to the minimum purchase amounts or to make payments in lieu thereof, expire in 2014, 2016 and 2040. In February, May and September of 2013, OTP entered into agreements for the purchase of additional coal to meet a portion of Big Stone Plant’s remaining coal requirements for 2013 and 2014. In September of 2013, OTP entered into an agreement for the purchase of additional coal to meet a portion of Hoot Lake Plant’s coal requirements for the remainder of 2013 and 2015. OTP’s share of the additional commitments subsequent to September 30, 2013 total $3.9 million for 2013, $3.2 million for 2014 and $4.2 million for 2015.

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

Other
The Company is a party to litigation arising in the normal course of business. The Company regularly analyzes current information and, as necessary, provides accruals for liabilities that are probable of occurring and that can be reasonably estimated. The Company believes the effect on its consolidated results of operations, financial position and cash flows, if any, for the disposition of all matters pending as of September 30, 2013 will not be material.

10. Short-Term and Long-Term Borrowings

The following table presents the status of our lines of credit as of September 30, 2013 and December 31, 2012:

(in thousands)	Line Limit	In Use on September 30, 2013	Restricted due to Outstanding Letters of Credit	Available on September 30, 2013	Available on December 31, 2012
Otter Tail Corporation Credit Agreement	$150,000	$--	$680	$149,320	$149,267
OTP Credit Agreement	170,000	40,335	1,189	128,476	166,811
Total	$320,000	$40,335	$1,869	$277,796	$316,078

On October 29, 2013 both the Otter Tail Corporation Credit Agreement and the OTP Credit Agreement were amended to extend the expiration dates by one year from October 29, 2017 to October 29, 2018.

Long-Term Debt Issuances, Retirements and Preferred Stock Redemption
On March 1, 2013 OTP entered into a Credit Agreement (the Loan Agreement) with JPMorgan Chase Bank, N.A. (JPMorgan) providing for a $40.9 million unsecured term loan (the Term Loan) to OTP originally due on June 1, 2014, which was fully drawn on March 1, 2013. The Loan Agreement was amended on October 29, 2013 to extend the due date on the Term Loan to January 15, 2015. Borrowings under the Loan Agreement bear interest at LIBOR plus 0.875%. On March 1, 2013, OTP utilized approximately $25.1 million of Term Loan proceeds to fund the redemption price for all of the 4.65% Grant County, South Dakota Pollution Control Refunding Revenue Bonds and 4.85% Mercer County, North Dakota Pollution Control Refunding Revenue Bonds outstanding on that date, in each case for which OTP pays debt service. All such bonds had been called for redemption in full on March 1, 2013. Also on March 1, 2013, OTP utilized approximately $15.7 million of Term Loan proceeds to satisfy an intercompany note to the Company that had a balance and interest rate designed to equate to the balances and dividend rates of the Company’s cumulative preferred shares. Those cumulative preferred shares were redeemed on March 1, 2013 for $15.7 million, including $0.2 million in call premiums charged to equity and included with preferred dividends paid and as part of our preferred dividend requirement for the nine-month period ending September 30, 2013.

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

On August 14, 2013, OTP entered into a Note Purchase Agreement (the 2013 Note Purchase Agreement) with the purchasers named therein, pursuant to which OTP has agreed to issue to the purchasers, in a private placement transaction, $60 million aggregate principal amount of OTP’s 4.68% Series A Senior Unsecured Notes due February 27, 2029 (the 2029 Notes) and $90 million aggregate principal amount of OTP’s 5.47% Series B Senior Unsecured Notes due February 27, 2044 (the 2044 Notes and, together with the 2029 Notes, the Notes). The Notes are expected to be issued on February 27, 2014, subject to the satisfaction of certain customary conditions to closing.

The 2013 Note Purchase Agreement states that OTP may prepay all or any part of the Notes (in an amount not less than 10% of the aggregate principal amount of the Notes then outstanding in the case of a partial prepayment) at 100% of the principal amount prepaid, together with accrued interest and a make-whole amount, provided that if no default or event of default under the 2013 Note Purchase Agreement exists, any optional prepayment made by OTP of (i) all of the 2029 Notes then outstanding on or after November 27, 2028 or (ii) all of the 2044 Notes then outstanding on or after November 27, 2043, will be made at 100% of the principal prepaid but without any make-whole amount. In addition, the 2013 Note Purchase Agreement states the Company must offer to prepay all of the outstanding Notes at 100% of the principal amount together with unpaid accrued interest in the event of a change of control of OTP.

The 2013 Note Purchase Agreement contains a number of restrictions on the business of OTP that will be effective on issuance of the Notes. These include restrictions on OTP’s ability to merge, sell assets, create or incur liens on assets, guarantee the obligations of any other party, and engage in transactions with related parties. The 2013 Note Purchase Agreement also contains affirmative covenants and events of default, as well as certain financial covenants.  Specifically, OTP may not permit its Interest-bearing Debt (as defined in the 2013 Note Purchase Agreement) to exceed 60% of Total Capitalization (as defined in the 2013 Note Purchase Agreement), determined as of the end of each fiscal quarter. OTP is also restricted from allowing its Priority Indebtedness (as defined in the 2013 Note Purchase Agreement) to exceed 20% of Total Capitalization, also determined as of the end of each fiscal quarter. The 2013 Note Purchase Agreement does not include provisions for the termination of the agreement or the acceleration of repayment of amounts outstanding due to changes in OTP’s credit ratings.  The 2013 Note Purchase Agreement includes a “most favored lender” provision generally requiring that in the event OTP’s existing credit agreement or any renewal, extension or replacement thereof, at any time contains any financial covenant or other provision providing for limitations on interest expense and such a covenant is not contained in the 2013 Note Purchase Agreement under substantially similar terms or would be more beneficial to the holders of the Notes than any analogous provision contained in the 2013 Note Purchase Agreement (an “Additional Covenant”), then unless waived by the Required Holders (as defined in the 2013 Note Purchase Agreement), the Additional Covenant will be deemed to be incorporated into the 2013 Note Purchase Agreement.  The 2013 Note Purchase Agreement also provides for the amendment, modification or deletion of an Additional Covenant if such Additional Covenant is amended or modified under or deleted from the OTP credit agreement, provided that no default or event of default has occurred and is continuing.

OTP intends to use a portion of the proceeds of the Notes to retire early the Term Loan, due January 15, 2015. The remaining proceeds of the Notes will be used to repay short-term debt of OTP, to pay fees and expenses related to the issuance of the Notes and for other general corporate purposes, including planned construction program expenditures.

The following tables provide a breakdown of the assignment of the Company’s consolidated short-term and long-term debt outstanding as of September 30, 2013 and December 31, 2012:

September 30, 2013 (in thousands)	OTP	Varistar	Otter Tail Corporation	Otter Tail Corporation Consolidated
Short-Term Debt	$40,335	$--	$--	$40,335
Long-Term Debt:
Unsecured Term Loan - LIBOR plus 0.875%, due January 15, 2015	$40,900			$40,900
9.000% Notes, due December 15, 2016			$100,000	100,000
Senior Unsecured Notes 5.95%, Series A, due August 20, 2017	33,000			33,000
Senior Unsecured Notes 4.63%, due December 1, 2021	140,000			140,000
Senior Unsecured Notes 6.15%, Series B, due August 20, 2022	30,000			30,000
Senior Unsecured Notes 6.37%, Series C, due August 20, 2027	42,000			42,000
Senior Unsecured Notes 6.47%, Series D, due August 20, 2037	50,000			50,000
Other Obligations - Various up to 3.95% at September 30, 2013	--		1,594	1,594
Total	$335,900		$101,594	$437,494
Less: Current Maturities	--		185	185
Unamortized Debt Discount	--		3	3
Total Long-Term Debt	$335,900		$101,406	$437,306
Total Short-Term and Long-Term Debt (with current maturities)	$376,235	$--	$101,591	$477,826

December 31, 2012 (in thousands)	OTP	Varistar	Otter Tail Corporation	Otter Tail Corporation Consolidated
Short-Term Debt	$--	$--	$--	$--
Long-Term Debt:
9.000% Notes, due December 15, 2016			$100,000	$100,000
Senior Unsecured Notes 5.95%, Series A, due August 20, 2017	$33,000			33,000
Grant County, South Dakota Pollution Control Refunding Revenue Bonds 4.65%, due September 1, 2017	5,065			5,065
Senior Unsecured Notes 4.63%, due December 1, 2021	140,000			140,000
Senior Unsecured Notes 6.15%, Series B, due August 20, 2022	30,000			30,000
Mercer County, North Dakota Pollution Control Refunding Revenue Bonds 4.85%, due September 1, 2022	20,070			20,070
Senior Unsecured Notes 6.37%, Series C, due August 20, 2027	42,000			42,000
Senior Unsecured Notes 6.47%, Series D, due August 20, 2037	50,000			50,000
Other Obligations - Various up to 3.95% at December 31, 2012			1,725	1,725
Total	$320,135		$101,725	$421,860
Less: Current Maturities	--		176	176
Unamortized Debt Discount	--		4	4
Total Long-Term Debt	$320,135		$101,545	$421,680
Total Short-Term and Long-Term Debt (with current maturities)	$320,135	$--	$101,721	$421,856

12. Pension Plan and Other Postretirement Benefits

Pension Plan—Components of net periodic pension benefit cost of the Company’s noncontributory funded pension plan are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2013	2012	2013	2012
Service Cost—Benefit Earned During the Period	$1,359	$1,271	$4,195	$3,813
Interest Cost on Projected Benefit Obligation	3,021	3,116	9,093	9,349
Expected Return on Assets	(3,627)	(3,608)	(10,891)	(10,823)
Amortization of Prior-Service Cost:
From Regulatory Asset	84	100	250	299
From Other Comprehensive Income1	3	3	7	8
Amortization of Net Actuarial Loss:
From Regulatory Asset	1,624	1,229	4,950	3,683
From Other Comprehensive Income1	42	31	132	97
Net Periodic Pension Cost	$2,506	$2,142	$7,736	$6,426
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

Executive Survivor and Supplemental Retirement Plan—Components of net periodic pension benefit cost of the Company’s unfunded, nonqualified benefit plan for executive officers and certain key management employees are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2013	2012	2013	2012
Service Cost—Benefit Earned During the Period	$12	$11	$38	$34
Interest Cost on Projected Benefit Obligation	352	370	1,056	1,109
Amortization of Prior-Service Cost:
From Regulatory Asset	6	5	16	16
From Other Comprehensive Income1	13	13	39	39
Amortization of Net Actuarial Loss:
From Regulatory Asset	52	39	156	116
From Other Comprehensive Income2	79	43	235	129
Net Periodic Pension Cost	$514	$481	$1,540	$1,443
1Amortization of Prior Service Costs from Other Comprehensive Income Charged to:
Electric Operation and Maintenance Expenses	$5	$5	$15	$15
Other Nonelectric Expenses	8	8	24	24
2Amortization of Net Actuarial Loss from Other Comprehensive Income Charged to:
Electric Operation and Maintenance Expenses	$49	$36	$145	$108
Other Nonelectric Expenses	30	7	90	21

Postretirement Benefits—Components of net periodic postretirement benefit cost for health insurance and life insurance benefits for retired OTP and corporate employees, net of the effect of the Medicare Part D Subsidy:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2013	2012	2013	2012
Service Cost—Benefit Earned During the Period	$184	$386	$1,066	$1,158
Interest Cost on Projected Benefit Obligation	318	644	1,538	1,931
Amortization of Transition Obligation:
From Regulatory Asset	--	182	--	546
From Other Comprehensive Income1	--	5	--	15
Amortization of Prior-Service Cost:
From Regulatory Asset	52	51	154	154
From Other Comprehensive Income1	2	2	4	4
Amortization of Net Actuarial Loss:
From Regulatory Asset	(478)	160	18	481
From Other Comprehensive Income1	(12)	4	--	13
Net Periodic Postretirement Benefit Cost	$66	$1,434	$2,780	$4,302
Effect of Medicare Part D Subsidy	$(227)	$(509)	$(1,355)	$(1,529)
1Corporate cost included in Other Nonelectric Expenses.

13. Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Short-Term Investments—The carrying amount approximates fair value because of the short-term maturity of those instruments.

Short-Term Debt—The carrying amount approximates fair value because the debt obligation is short-term and the balance outstanding related to the OTP Credit Agreement is subject to a variable interest rate that approximates current market rates (LIBOR plus 1.25%).

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

	September 30, 2013		December 31, 2012
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and Cash Equivalents	$59,117	$59,117	$52,362	$52,362
Short-Term Debt	(40,335)	(40,335)	--	--
Long-Term Debt including Current Maturities	(437,491)	(486,719)	(421,856)	(491,244)

15. Income Tax Expense – Continuing Operations

The following table provides a reconciliation of income tax expense calculated at the net composite federal and state statutory rate on income from continuing operations before income taxes and income tax expense for continuing operations reported on the Company’s consolidated statements of income for the three month and nine month periods ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2013	2012	2013	2012
Income Before Income Taxes – Continuing Operations	$19,959	$4,016	$50,677	$22,077
Tax Computed at Company’s Net Composite Federal and State Statutory Rate (39%)	7,784	1,566	19,764	8,610
Increases (Decreases) in Tax from:
Federal Production Tax Credits (PTCs)	(1,162)	(1,239)	(4,592)	(5,057)
Reversal of Accrued Interest on Removal of Cost Capitalization Audit Issue	--	--	--	(676)
North Dakota Wind Tax Credit Amortization – Net of Federal Taxes	(212)	(297)	(651)	(668)
Corporate Owned Life Insurance	(227)	(118)	(621)	(503)
Medicare Part D Subsidy	--	(196)	--	(587)
Employee Stock Ownership Plan Dividend Deduction	(190)	(190)	(568)	(571)
Research and Development Tax Credits from 2012	(520)	--	(520)	--
Deferred Tax Asset reduction – North Dakota, due to Tax Rate Decrease	--	--	365	--
Other Items - Net	(340)	(311)	(64)	(348)
Income Tax Expense (Benefit) – Continuing Operations	$5,133	$(785)	$13,113	$200
Effective Income Tax Rate – Continuing Operations	25.7%	(19.5)%	25.9%	0.9%

The following table summarizes the activity related to our unrecognized tax benefits:

(in thousands)	2013

Balance on January 1	$4,436
Increases Related to Tax Positions for Prior Years	97
Uncertain Positions Adjusted During Year	(288)
Balance on September 30	$4,245

The balance of unrecognized tax benefits as of September 30, 2013 would not reduce our effective tax rate if recognized. The total amount of unrecognized tax benefits as of September 30, 2013 is not expected to change significantly within the next three months. The Company classifies interest and penalties on tax uncertainties as components of the provision for income taxes in its consolidated statement of income. No interest is accrued on tax uncertainties as of September 30, 2013.

17. Discontinued Operations

On February 8, 2013 the Company completed the sale of substantially all the assets of its waterfront equipment manufacturing company, formerly included in the Company’s Manufacturing segment, for approximately $13.0 million in cash and received a working capital true up of approximately $2.4 million in June 2013. On November 30, 2012 the Company completed the sale of the assets of its wind tower manufacturing company and on February 29, 2012 the Company completed the sale of DMS Health Technologies, Inc. Following are summary presentations of the results of discontinued operations for the three and nine-month periods ended September 30, 2013 and 2012:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2013	2012	2013	2012
Operating Revenues	$--	$61,827	$2,016	$208,186
Operating Expenses	(452)	64,866	2,094	203,961
Asset Impairment Charge	--	--	--	45,573
Operating Income (Loss)	452	(3,039)	(78)	(41,348)
Interest Charges	--	--	--	174
Other (Deductions) Income	(101)	36	471	266
Income Tax Expense (Benefit)	39	(75)	(35)	(14,683)
Net Income (Loss) from Operations	312	(2,928)	428	(26,573)
Gain (Loss) on Disposition Before Taxes	--	--	216	(3,713)
Income Tax Expense (Benefit) on Disposition	--	--	6	(169)
Net Gain (Loss) on Disposition	--	--	210	(3,544)
Net Income (Loss)	$312	$(2,928)	$638	$(30,117)

Following are summary presentations of the major components of assets and liabilities of discontinued operations as of September 30, 2013 and December 31, 2012:

(in thousands)	September 30, 2013	December 31, 2012
Current Assets	$432	$18,487
Investments	--	85
Net Plant	--	520
Assets of Discontinued Operations	$432	$19,092
Current Liabilities	$4,080	$11,156
Liabilities of Discontinued Operations	$4,080	$11,156

Included in current liabilities are warranty reserves. Details regarding the warranty reserves follow:

(in thousands)
Warranty Reserve Balance, December 31, 2012	$5,027
Provision for Warranties Used During the Year	120
Less Settlements Made During the Year	(675)
Decrease in Warranty Estimates for Prior Years	(1,112)
Warranty Reserve Balance, September 30, 2013	$3,360

The warranty reserve balance as of December 31, 2012 and September 30, 2013 relates entirely to products produced by the Company’s former wind tower and waterfront equipment manufacturing companies. Expenses associated with remediation activities of these companies could be substantial. Although the assets of these companies have been sold and their operating results are reported under discontinued operations in the Company’s consolidated statements of income, the Company retains responsibility for warranty claims related to the products they produced prior to the sales of these companies. For wind towers, the potential exists for multiple claims based on one defect repeated throughout the production process or for claims where the cost to repair or replace the defective part is highly disproportionate to the original cost of the part. For example, if the Company is required to cover remediation expenses in addition to regular warranty coverage, the Company could be required to accrue additional expenses and experience additional unplanned cash expenditures which could adversely affect the Company’s consolidated results of operations and financial condition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Following is an analysis of our operating results by business segment for the three and nine month periods ended September 30, 2013 and 2012, followed by a discussion of changes in our consolidated financial position during the nine months ended September 30, 2013 and our business outlook for the remainder of 2013.

Comparison of the Three Months Ended September 30, 2013 and 2012

Consolidated operating revenues were $229.8 million for the three months ended September 30, 2013 compared with
$215.3 million for the three months ended September 30, 2012. Operating income was $25.1 million for the three months ended September 30, 2013 compared with $24.4 million for the three months ended September 30, 2012. The Company recorded diluted earnings per share from continuing operations of $0.41 for the three months ended September 30, 2013 compared with $0.13 for the three months ended September 30, 2012 and total diluted earnings per share of $0.42 for the three months ended September 30, 2013 compared to $0.05 for the three months ended September 30, 2012.

Amounts presented in the segment tables that follow for operating revenues, cost of goods sold and other nonelectric operating expenses for the three month periods ended September 30, 2013 and 2012 will not agree with amounts presented in the consolidated statements of income due to the elimination of intersegment transactions. The amounts of intersegment eliminations by income statement line item are listed below:

Intersegment Eliminations (in thousands)	September 30, 2013	September 30, 2012
Operating Revenues:
Electric	$8	$14
Nonelectric	(2)	--
Cost of Goods Sold	1	31
Other Nonelectric Expenses	5	(17)

Electric

	Three Months Ended
	September 30,			%
(in thousands)	2013	2012	Change	Change
Retail Sales Revenues	$72,758	$74,622	$(1,864)	(2.5)
Wholesale Revenues – Company Generation	5,182	5,347	(165)	(3.1)
Net Revenue – Energy Trading Activity	353	241	112	46.5
Other Revenues	7,990	8,354	(364)	(4.4)
Total Operating Revenues	$86,283	$88,564	$(2,281)	(2.6)
Production Fuel	18,785	20,622	(1,837)	(8.9)
Purchased Power – System Use	8,691	8,138	553	6.8
Other Operation and Maintenance Expenses	30,626	28,717	1,909	6.6
Depreciation and Amortization	10,787	10,504	283	2.7
Property Taxes	3,163	2,833	330	11.6
Operating Income	$14,231	$17,750	$(3,519)	(19.8)
Electric kwh Sales (in thousands)
Retail kilowatt-hour (kwh) Sales	982,887	1,002,921	(20,034)	(2.0)
Wholesale kwh Sales – Company Generation	158,486	170,589	(12,103)	(7.1)
Wholesale kwh Sales – Purchased Power Resold	81,609	15,202	66,407	436.8
Heating Degree Days	186	262	(76)	(29.0)
Cooling Degree Days	421	497	(76)	(15.3)

The $1.9 million decrease in retail sales revenues reflects the following:

●
a $1.1 million decrease in Fuel Clause Adjustment (FCA) revenues and fuel and purchased power costs recovered in base rates as a result of a 7.3% reduction in fuel costs per kwh generated at Otter Tail Power Company’s (OTP) steam-powered and combustion turbine generators in combination with a 2.0% decrease in retail kwh sales,

●
a $1.0 million decrease in revenues related to the 2.0% decrease in retail kwh sales due, in part, to milder weather as evidenced by a decrease in both heating and cooling degree days of 29.0% and 15.3%, respectively, between the quarters, and

●
a $1.0 million decrease in various environmental, renewable, regulatory and conservation cost recovery related revenues driven by commensurate increases in other revenues or reductions in costs that are components of these alternative revenue recovery mechanisms, offset by:

●	a $1.2 million increase in Transmission Cost Recovery Rider revenues resulting from increased investment in transmission lines.

Wholesale electric revenues from company-owned generation decreased $0.2 million as a result of a 7.1% decrease in wholesale kwh sales, partially offset by a 4.3% increase in wholesale electric prices driven, in part, by an increase in natural gas prices.

Other electric operating revenues decreased $0.4 million mainly as a result of a reduction in revenues from electric construction work completed for other regional utilities.

Fuel costs decreased $1.8 million as a result of a 7.3% decrease in the cost of fuel per kwh generated combined with a 1.7% decrease in kwhs generated from OTP’s steam-powered and combustion turbine generators. The decrease in the average cost of fuel per kwh of generation reflects a 10.8% decrease in the cost of fuel per kwh generated at OTP’s Big Stone Plant and a 5.0% decrease in the cost of fuel per kwh generated at OTP’s Hoot Lake Plant as a result of reductions in contracted coal prices.

The cost of purchased power for retail sales increased $0.6 million as a result of an 8.3% increase in kwhs purchased, partially offset by a 1.4% decrease in the cost per kwh purchased. The increase in kwhs purchased made up for a decrease in kwhs generated from company-owned plants to serve retail customers.

Electric operating and maintenance expenses increased $1.9 million mainly due to the following:

●
a $1.0 million increase in Midcontinent Independent System Operator, Inc. (MISO) transmission tariff charges related to increasing investments in regional CapX2020 and MISO-designated Multi-Value (MVP) transmission projects, and

●
a $0.9 million increase in general and administrative expenses, mostly related to a $0.7 million increase in corporate costs allocated to the Electric segment due, in part, to changes in allocation factors resulting from the corporation’s recent divestitures.

The $0.3 million increase in property tax expense is related to higher property value assessments in Minnesota and South Dakota.

Manufacturing

	Three Months Ended
	September 30,			%
(in thousands)	2013	2012	Change	Change
Operating Revenues	$49,323	$46,618	$2,705	5.8
Cost of Goods Sold	37,197	35,493	1,704	4.8
Operating Expenses	4,463	3,935	528	13.4
Depreciation and Amortization	2,755	3,118	(363)	(11.6)
Operating Income	$4,908	$4,072	$836	20.5

The increase in revenues in our Manufacturing segment relates to the following:

●
Revenues at BTD Manufacturing, Inc. (BTD), our metal parts stamping and fabrication company, increased $2.3 million as a result of higher sales volume due to increased demand from customers in end markets serving the recreational equipment and agricultural industries.

●	Revenues at T.O. Plastics, Inc. (T.O. Plastics), our manufacturer of thermoformed plastic and horticultural products, increased by $0.4 million as a result of increases in product sales and tooling revenues.

The increase in cost of goods sold in our Manufacturing segment relates to the following:

●	Cost of goods sold at BTD increased $1.8 million, mainly as a result of increases in labor and material costs related to an increase in sales volume.

●	Cost of goods sold at T.O. Plastics decreased $0.1 million as a result of reductions in conversion costs due to productivity improvements.

The increase in operating expenses in our Manufacturing segment is mainly due to the following:

●	Operating expenses at BTD increased $0.3 million due to a 2012 reduction in incentive compensation.

●	Operating expenses at T.O. Plastics increased $0.2 million due to increases in labor and employee recruitment costs.

Depreciation expense decreased as a result of certain assets, mainly equipment, at BTD’s Illinois plant being fully depreciated early in 2013.

Construction

	Three Months Ended
	September 30,			%
(in thousands)	2013	2012	Change	Change
Operating Revenues	$47,509	$37,931	$9,578	25.3
Cost of Goods Sold	40,998	36,184	4,814	13.3
Operating Expenses	2,847	3,105	(258)	(8.3)
Depreciation and Amortization	560	550	10	1.8
Operating Income (Loss)	$3,104	$(1,908)	$5,012	262.7

The increase in revenues in our Construction segment relates to the following:

●
Revenues at Foley Company (Foley), a mechanical and prime contractor on industrial projects, increased $15.6 million as a result of the recognition of more revenue in the third quarter of 2013 on several large projects initiated in 2012.

●
Revenues at Aevenia, Inc. (Aevenia), our electrical design and construction services company, decreased $6.0 million as a result of a strategic reduction in the volume of telecommunications jobs pursued in 2013 and a delay in securing and initiating new substation construction. Also, Aevenia’s third quarter 2012 results included revenues of $1.7 million from Moorhead Electric, Inc. (MEI), an Aevenia subsidiary that was sold in October 2012.

The increase in cost of goods sold in our Construction segment relates to the following:

●
Cost of goods sold at Foley increased $10.2 million reflecting a combination of increased costs related to the increase in work volume in the third quarter of 2013 partially offset by a reduction in cost overruns incurred on certain large projects under construction in 2012.

●
Cost of goods sold at Aevenia decreased $5.4 million in direct relation to the reduction in sales revenue and as a result of the sale of MEI in October 2012. MEI’s cost of goods sold totaled $0.9 million in the third quarter of 2012.

Aevenia’s operating expenses decreased $0.2 million in the third quarter of 2013 compared to the third quarter of 2012 as a result of decreased labor costs and the sale of MEI in October 2012.

Plastics

	Three Months Ended
	September 30,			%
(in thousands)	2013	2012	Change	Change
Operating Revenues	$46,659	$42,217	$4,442	10.5
Cost of Goods Sold	37,281	31,506	5,775	18.3
Operating Expenses	2,585	2,869	(284)	(9.9)
Depreciation and Amortization	887	764	123	16.1
Operating Income	$5,906	$7,078	$(1,172)	(16.6)

The increase in Plastics segment revenue is the result of a 12.1% increase in pounds of polyvinyl chloride (PVC) pipe sold, partially offset by a 1.4% decrease in the price per pound of pipe sold. Sales volume increased as construction and housing markets continued to improve in the South Central and Southwest regions of the United States and construction activity increased in the North Central United States as favorable weather allowed contractors to make up for a slow start due to a colder and wetter spring in 2013. The increase in costs of goods sold was due to the increase in pounds of pipe sold and a 5.5% increase in the cost per pound of PVC pipe sold related to higher PVC resin costs driven by high global demand and an increase in the cost of ethylene, a key ingredient in the production of PVC resin. The reduction in operating expenses reflects a reduction in incentive compensation related to the decrease in profit margins between the quarters. The increase in depreciation and amortization expense is related to equipment replacement costs incurred in 2013 at our Arizona plant.

Corporate

Corporate includes items such as corporate staff and overhead costs, the results of our captive insurance company and other items excluded from the measurement of operating segment performance. Corporate is not an operating segment. Rather it is added to operating segment totals to reconcile to totals on our consolidated statements of income.

	Three Months Ended
	September 30,			%
(in thousands)	2013	2012	Change	Change
Operating Expenses	$2,967	$2,498	$469	18.8
Depreciation and Amortization	50	121	(71)	(58.7)

The increase in Corporate operating expense reflects increases in employee benefit expenses and higher insurance costs totaling $0.7 million, which were partially offset by the allocation of a portion of the increased costs to the Electric segment.

Interest Charges

An increase in capitalized interest expense at OTP related to OTP’s increasing investment in the Big Stone Plant Air Quality Control System (AQCS) project contributed $0.5 million to the $1.3 million decrease in interest charges between the quarters. Interest on Otter Tail Corporation’s line of credit borrowings were $0.4 million in the third quarter of 2012 compared to $0 in the third quarter of 2013. The early redemption, on July 13, 2012, of our $50 million, 8.89% senior unsecured note, resulted in a $0.2 million decrease in interest charges between quarters. Interest charges also decreased by $0.2 million as a result of OTP’s debt refinancing on March 1, 2013, when it borrowed $40.9 million under an unsecured term loan due June 1, 2014, bearing interest at LIBOR plus 0.875%, and used a portion of the proceeds to redeem its $25.1 million in outstanding 4.65% Grant County, South Dakota Pollution Control Refunding Revenue Bonds and 4.85% Mercer County, North Dakota Pollution Control Refunding Revenue Bonds.

Loss on Early Retirement of Debt

On July 13, 2012 we prepaid in full our outstanding $50 million, 8.89% Senior Unsecured Note due November 30, 2017 (the Cascade Note). The price to prepay the Cascade Note was $63,031,000, which included the principal amount of the Cascade Note plus accrued interest of $531,000 and a negotiated prepayment premium of $12,500,000. On repayment, $606,000 in unamortized debt expense related to the Cascade Note was immediately recognized as expense along with the $12,500,000 negotiated prepayment premium. The $13,106,000 ($7,864,000 net-of-tax) loss on early retirement of debt had a negative impact on third quarter 2012 diluted earnings per share of $0.22.

Other Income

Other income increased $0.7 million in the three months ended September 30, 2013 compared with the three months ended September 30, 2012 due to an increase in allowance for equity funds used during construction (AFUDC) related to costs incurred in the construction of the new air quality control system (AQCS) at OTP’s Big Stone Plant.

Income Taxes – Continuing Operations

Income taxes - continuing operations increased $5.9 million in the third quarter of 2013 compared with the third quarter of 2012. The following table provides a reconciliation of income tax expense calculated at the Company’s net composite federal and state statutory rate on income from continuing operations before income taxes and income tax expense for continuing operations reported on the Company’s consolidated statements of income for the three month periods ended September 30, 2013 and 2012:

	Three Months Ended September 30,
(in thousands)	2013	2012
Income Before Income Taxes – Continuing Operations	$19,959	$4,016
Tax Computed at Company’s Net Composite Federal and State Statutory Rate (39%)	7,784	1,566
Increases (Decreases) in Tax from:
Federal Production Tax Credits (PTCs)	(1,162)	(1,239)
Research and Development Tax Credits from 2012	(520)	--
Corporate Owned Life Insurance	(227)	(118)
North Dakota Wind Tax Credit Amortization – Net of Federal Taxes	(212)	(297)
Employee Stock Ownership Plan Dividend Deduction	(190)	(190)
Medicare Part D Subsidy	--	(196)
Other Items – Net	(340)	(311)
Income Tax Expense (Benefit) – Continuing Operations	$5,133	$(785)
Effective Income Tax Rate – Continuing Operations	25.7%	(19.5)%

Federal PTCs are recognized as wind energy is generated based on a per kwh rate prescribed in applicable federal statutes. North Dakota wind energy credits are based on dollars invested in qualifying facilities and are being recognized on a straight-line basis over 25 years. The research and development tax credits were recorded at BTD in conjunction with the filing of our 2012 extended federal tax return. The Research and Development Tax Credit expired at the end of 2011 and had not been extended as of December 31, 2012. The American Taxpayer Relief Act of 2012, signed into law on January 2, 2013, extended the credits retroactively through the end of 2013.

Discontinued Operations

On February 8, 2013 we completed the sale of substantially all the assets of our waterfront equipment business for approximately $13.0 million in cash and received a working capital true up of approximately $2.4 million in June 2013. On November 30, 2012 we completed the sale of the assets of our wind tower manufacturing business. On February 29, 2012 we sold DMS Health Technologies, Inc. (DMS) and in 2011 we sold E.W. Wylie Corporation (Wylie), our trucking business. The financial position of our waterfront equipment and wind tower manufacturing companies and the results of operations and cash flows of our waterfront equipment and wind tower manufacturing companies, DMS and Wylie are reported as discontinued operations in our consolidated financial statements. Following are summary presentations of the results of discontinued operations for the three month periods ended September 30, 2013 and 2012:

	For the Three Months Ended September 30,
(in thousands)	2013	2012
Operating Revenues	$--	$61,827
Operating Expenses	(452)	64,866
Operating Income (Loss)	452	(3,039)
Other (Deductions) Income	(101)	36
Income Tax Expense (Benefit)	39	(75)
Net Income (Loss)	$312	$(2,928)

Comparison of the Nine Months Ended September 30, 2013 and 2012

Consolidated operating revenues were $660.1 million for the nine months ended September 30, 2013 compared with $646.6 million for the nine months ended September 30, 2012. Operating income was $68.2 million for the nine months ended September 30, 2013 compared with $57.9 million for the nine months ended September 30, 2012. The Company recorded diluted earnings per share from continuing operations of $1.02 for the nine months ended September 30, 2013 compared to $0.59 for the nine months ended September 30, 2012 and total diluted earnings per share of $1.04 for the nine months ended September 30, 2013 compared to ($0.24) for the nine months ended September 30, 2012.

Amounts presented in the segment tables that follow for operating revenues, cost of goods sold and other nonelectric operating expenses for the nine month periods ended September 30, 2013 and 2012 will not agree with amounts presented in the consolidated statements of income due to the elimination of intersegment transactions. The amounts of intersegment eliminations by income statement line item are listed below:

Intersegment Eliminations (in thousands)	September 30, 2013	September 30, 2012
Operating Revenues:
Electric	$66	$72
Nonelectric	8	6
Cost of Goods Sold	15	51
Other Nonelectric Expenses	59	27

Electric

	Nine Months Ended
	September 30,			%
(in thousands)	2013	2012	Change	Change
Retail Sales Revenues	$237,344	$224,763	$12,581	5.6
Wholesale Revenues – Company Generation	10,247	9,454	793	8.4
Net Revenue – Energy Trading Activity	1,294	1,214	80	6.6
Other Revenues	21,270	22,099	(829)	(3.8)
Total Operating Revenues	$270,155	$257,530	$12,625	4.9
Production Fuel	52,341	48,501	3,840	7.9
Purchased Power – System Use	36,575	34,624	1,951	5.6
Other Operation and Maintenance Expenses	98,878	91,137	7,741	8.5
Asset Impairment Charge	--	432	(432)	(100.0)
Depreciation and Amortization	32,090	31,351	739	2.4
Property Taxes	9,088	8,120	968	11.9
Operating Income	$41,183	$43,365	$(2,182)	(5.0)
Electric kwh Sales (in thousands)
Retail kwh Sales	3,255,205	3,115,055	140,150	4.5
Wholesale kwh Sales – Company Generation	333,743	337,344	(3,601)	(1.1)
Wholesale kwh Sales – Purchased Power Resold	131,463	80,234	51,229	63.8
Heating Degree Days	6,191	4,521	1,670	36.9
Cooling Degree Days	539	654	(115)	(17.6)

The $12.6 million increase in retail sales revenues reflects the following:

●
a $5.7 million increase in retail revenue related to increases in FCA revenues and fuel and purchased power costs recovered in base rates driven by increased kwh generation to meet higher retail kwh sales demand and higher prices for purchased power,

●
a $3.9 million increase in revenues related to a 4.5% increase in retail kwh sales resulting from significantly colder weather in 2013 compared to 2012 as evidenced by a 36.9% increase in heating-degree days between the periods, and

●	a $3.4 million increase in Transmission Cost Recovery Rider revenues resulting from increased investment in transmission lines,

offset by:

●	a $0.3 million reduction in Minnesota and North Dakota renewable rider revenues.

Wholesale electric revenues from company-owned generation increased $0.8 million as a result of a 9.6% increase in wholesale electric prices driven by higher natural gas prices and increased market demand due to more seasonal weather in the first nine months of 2013 compared to milder weather in the first nine months of 2012.

Other electric operating revenues decreased $0.8 million as a result of:

●	a $1.6 million reduction in estimated revenue from shared use of transmission facilities with other regional transmission providers, and

●	a $0.4 million reduction in revenues from electric construction work completed for other regional utilities,

offset by:

●
a $0.6 million increase in revenue from steam sales to an ethanol producer adjacent to OTP’s Big Stone Plant site, due to the customer burning less natural gas to meet its steam requirements in 2013 in response to rising natural gas prices, and

●	a $0.6 million increase in MISO tariff revenue related to increasing investments in regional transmission projects, mainly CapX2020 projects.

Fuel costs increased $3.8 million due to an 11.7% increase in kwhs generated from OTP’s steam-powered and combustion turbine generators as a result of greater plant availability in 2013 and higher system demand driven by more seasonal weather in the first nine months of 2013 compared to the first nine months of 2012. The increase in fuel costs related to the increase in kwhs generated was partially offset by a 3.4% decrease in the cost of fuel per kwh generated.

The cost of purchased power for retail sales increased $2.0 million as a result of a 7.2% increase in the cost per kwh purchased. The increase in purchased power prices was driven by rising natural gas prices and an increase in demand due to more seasonal weather in the first nine months of 2013 compared to milder weather in the first nine months of 2012.

Electric operating and maintenance expenses increased $7.7 million mainly due to the following:

●	a $3.1 million increase in MISO transmission tariff charges related to increasing investments in regional CapX2020 and MISO-designated MVPs,

●
a $2.7 million increase in labor and benefit expenses due to increases in pension and retirement health benefit costs resulting from reductions in discount rates related to projected benefit obligations, wage increases and a reduction in capitalized labor in 2013 compared with 2012,

●
a $1.8 million increase in general and administrative expenses, mostly related to an increase in corporate costs allocated to the Electric segment due, in part, to changes in allocation factors resulting from the corporation’s recent divestitures and an increase in accrued performance incentives,

●
a $0.7 million discount on OTP’s investment in the Minnesota jurisdictional share of abandoned transmission plant that was transferred from Construction Work in Progress to a regulatory asset account for future recovery, as the initial investment was deemed prudent but potential future uses for the assets did not materialize, and

●
a $0.7 million increase in transportation expenses related to higher gasoline prices and a reduction in capitalized transportation expenses due, in part, to the completion of the Bemidji to Grand Rapids 230 kiloVolt (kV) transmission line in September 2012, offset by:

●	a $1.4 million reduction in external service, material and operating supply costs, which were higher in 2012 primarily as a result of a seven-week scheduled maintenance outage at Coyote Station.

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

The $1.0 million increase in property tax expense is related to higher property value assessments in Minnesota and South Dakota.

Manufacturing

	Nine Months Ended
	September 30,			%
(in thousands)	2013	2012	Change	Change
Operating Revenues	$152,282	$159,091	$(6,809)	(4.3)
Cost of Goods Sold	113,970	120,346	(6,376)	(5.3)
Operating Expenses	14,282	13,754	528	3.8
Depreciation and Amortization	8,541	9,200	(659)	(7.2)
Operating Income	$15,489	$15,791	$(302)	(1.9)

The decrease in revenues in our Manufacturing segment relates to the following:

●
Revenues at BTD decreased $6.8 million as a result of lower sales volume due to reduced demand from customers in end markets serving the construction and energy industries, partially offset by increased sales to customers in end markets serving the recreational equipment and agricultural industries.

●	Revenues at T.O. Plastics were unchanged between the periods.

The decrease in cost of goods sold in our Manufacturing segment relates to the following:

●	Cost of goods sold at BTD decreased $5.6 million due to reductions in material costs related to decreased sales volume.

●	Cost of goods sold at T.O. Plastics decreased $0.8 million as a result of reductions in raw material costs and reduced conversion costs related to productivity improvements.

The increase in operating expenses in our Manufacturing segment is mainly due to the following:

●	Operating expenses at BTD increased $0.3 million as a result of an increase in contracted service costs and compensation-related expenses.

●	Operating expenses at T.O. Plastics increased $0.2 million due to increases in contracted service costs.

Depreciation expense decreased as a result of certain assets, mainly equipment, at BTD’s Illinois plant being fully depreciated early in 2013.

Construction

	Nine Months Ended
	September 30,			%
(in thousands)	2013	2012	Change	Change
Operating Revenues	$108,928	$111,482	$(2,554)	(2.3)
Cost of Goods Sold	96,875	111,869	(14,994)	(13.4)
Operating Expenses	8,981	9,415	(434)	(4.6)
Depreciation and Amortization	1,518	1,454	64	4.4
Operating Income (Loss)	$1,554	$(11,256)	$12,810	113.8

The decrease in revenues in our Construction segment revenues reflects the following:

●
Revenues at Aevenia decreased $13.4 million as a result of a decrease in construction activity due to a strategic reduction in the volume of telecommunications jobs pursued in 2013 and to a harsher winter and colder and wetter spring in 2013 that delayed the start of many construction projects, relative to the early start to construction that was facilitated by extremely mild weather in the first six months of 2012. Aevenia’s revenues in the first nine months of 2012 also included $5.0 million from MEI, an Aevenia subsidiary that was sold in October 2012.

●	Revenues at Foley increased $10.9 million, mainly as a result of as a result of recognizing more revenue in 2013 on several large projects initiated in 2012.

The decrease in cost of goods sold in our Construction segment relates to the following:

●
Cost of goods sold at Aevenia decreased $10.7 million as a result of a decrease in construction activity due to the strategic reduction in telecommunications jobs pursued in 2013 and the harsher winter and colder and wetter spring in 2013 delaying the start of many construction projects, and due to the sale of MEI in October 2012. MEI’s cost of goods sold totaled $4.1 million in the first nine months of 2012.

●
Cost of goods sold at Foley decreased $4.3 million as a result of a $9.8 million reduction in cost overruns between the periods on major projects nearing completion during the periods, partially offset by a $5.5 million increase in costs mainly related to the increased volume of work being done in 2013 on several large projects that were initiated during 2012.

Aevenia’s operating expenses decreased $0.4 million in 2013 as a result of the sale of MEI in October 2012.

Plastics

	Nine Months Ended
	September 30,			%
(in thousands)	2013	2012	Change	Change
Operating Revenues	$128,820	$118,582	$10,238	8.6
Cost of Goods Sold	100,644	89,710	10,934	12.2
Operating Expenses	6,262	6,560	(298)	(4.5)
Depreciation and Amortization	2,483	2,362	121	5.1
Operating Income	$19,431	$19,950	$(519)	(2.6)

The increase in Plastics segment revenue is the result of a 9.8% increase in pounds of PVC pipe sold, partially offset by a 1.1% decrease in the price per pound of pipe sold. Sales volume increased as construction and housing markets continued to improve in the South Central and Southwest regions of the United States and construction activity increased in the North Central United States in the third quarter of 2013. The increase in costs of goods sold was mostly due to the increase in pounds of pipe sold, but also reflects a 2.1% increase in the cost per pound of pipe sold related to higher PVC resin costs driven by high global demand and an increase in the cost of ethylene, a key ingredient in the production of PVC resin. The reduction in operating expenses reflects a reduction in incentive compensation related to the decrease in profit margins between the periods. The increase in depreciation and amortization expense is related to equipment replacement costs incurred in 2013 at our Arizona plant.

Corporate

Corporate includes items such as corporate staff and overhead costs, the results of our captive insurance company and other items excluded from the measurement of operating segment performance. Corporate is not an operating segment. Rather it is added to operating segment totals to reconcile to totals on our consolidated statements of income.

	Nine Months Ended
	September 30,			%
(in thousands)	2013	2012	Change	Change
Operating Expenses	$9,345	$9,603	$(258)	(2.7)
Depreciation and Amortization	162	373	(211)	(56.6)

The decrease in Corporate operating expense reflects a $0.8 million decrease in various corporate administrative and general expenses and a $2.0 million increase in Corporate expenses allocated to our Electric segment, partially offset by a $1.8 million increase in stock incentive award accruals resulting from the strong performance of our common stock price as measured against the stock performances of our peer group of companies in the Edison Electric Institute Index and a $0.6 million increase in labor costs mainly related to staffing additions at Varistar Corporation (Varistar).

Interest Charges

The $4.5 million decrease in interest charges in the first nine months of 2013 compared with the first nine months of 2012, is due, in part, to the early redemption, in July 2012, of our $50 million, 8.89% senior unsecured note, which resulted in a $2.7 million decrease in interest and debt amortization charges between periods. Interest on Otter Tail Corporation’s line of credit borrowings decreased $0.5 million from 2012 and our line of credit non-use fees decreased by $0.3 million in 2012 as a result of reducing the line limit by $50 million in October 2012. An increase in capitalized interest expense at OTP related to OTP’s increasing investment in the Big Stone Plant AQCS contributed $0.6 million to the decrease in interest charges. Interest charges decreased $0.4 million as a result of OTP’s debt refinancing on March 1, 2013, when it borrowed $40.9 million under an unsecured term loan due June 1, 2014, bearing interest at LIBOR plus 0.875% and used a portion of the proceeds to redeem its $25.1 million in outstanding 4.65% Grant County, South Dakota Pollution Control Refunding Revenue Bonds and 4.85% Mercer County, North Dakota Pollution Control Refunding Revenue Bonds.

Loss on Early Retirement of Debt

On July 13, 2012 we prepaid in full the Cascade Note at a price of $63,031,000, which included the principal amount of the Cascade Note plus accrued interest of $531,000 and a negotiated prepayment premium of $12,500,000. On repayment, $606,000 in unamortized debt expense related to this note was immediately recognized as expense along with the $12,500,000 negotiated prepayment premium. The $13,106,000 ($7,864,000 net-of-tax) loss on early retirement of debt had a negative impact on 2012 diluted earnings per share of $0.22.

Other Income

Other income increased $0.7 million in the nine months ended September 30, 2013 compared with the nine months ended September 30, 2012, mainly due to an increase in equity AFUDC related to costs incurred in the construction of the new AQCS at OTP’s Big Stone Plant.

Income Taxes – Continuing Operations

Income taxes - continuing operations increased $12.9 million in the first nine months of 2013 compared with the first nine months of 2012. The following table provides a reconciliation of income tax expense calculated at the Company’s net composite federal and state statutory rate on income from continuing operations before income taxes and income tax expense for continuing operations reported on the Company’s consolidated statements of income for the nine month periods ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
(in thousands)	2013	2012
Income Before Income Taxes – Continuing Operations	$50,677	$22,077
Tax Computed at Company’s Net Composite Federal and State Statutory Rate (39%)	19,764	8,610
Increases (Decreases) in Tax from:
Federal Production Tax Credits (PTCs)	(4,592)	(5,057)
Reversal of Accrued Interest on Removal of Cost Capitalization Audit Issue	--	(676)
North Dakota Wind Tax Credit Amortization – Net of Federal Taxes	(651)	(668)
Corporate Owned Life Insurance	(621)	(503)
Medicare Part D Subsidy	--	(587)
Employee Stock Ownership Plan Dividend Deduction	(568)	(571)
Research and Development Tax Credits from 2012	(520)	--
Deferred Tax Asset Reduction – North Dakota, due to Tax Rate Decrease	365	--
Other Items – Net	(64)	(348)
Income Tax Expense – Continuing Operations	$13,113	$200
Effective Income Tax Rate – Continuing Operations	25.9%	0.9%

Federal PTCs are recognized as wind energy is generated based on a per kwh rate prescribed in applicable federal statutes. North Dakota wind energy credits are based on dollars invested in qualifying facilities and are being recognized on a straight-line basis over 25 years. The research and development tax credits were recorded at BTD in conjunction with the filing of our 2012 extended federal tax return. The Research and Development Tax Credit expired at the end of 2011 and had not been extended as of December 31, 2012. The American Taxpayer Relief Act of 2012, signed into law on January 2, 2013, extended the credits retroactively through the end of 2013.

Discontinued Operations

On February 8, 2013 we closed on the sale of substantially all the assets of our water front equipment business for approximately $13.0 million in cash and received a working capital true up of approximately $2.4 million in June 2013. In the first quarter of 2013, we paid approximately $0.8 million in expenses related to the sale of our waterfront equipment business and we also paid a $1.7 million working capital settlement to the purchaser of DMS, which was sold on February 29, 2012. On November 30, 2012 we completed the sale of the assets of our wind tower manufacturing business and in 2011 we sold Wylie, our trucking business. The financial position of our waterfront equipment and wind tower manufacturing companies and the results of operations and cash flows of our waterfront equipment and wind tower manufacturing companies, DMS and Wylie are reported as discontinued operations in our consolidated financial statements. Following are summary presentations of the results of discontinued operations for the nine month periods ended September 30, 2013 and 2012:

	For the Nine Months Ended September 30,
(in thousands)	2013	2012
Operating Revenues	$2,016	$208,186
Operating Expenses	2,094	203,961
Asset Impairment Charge	--	45,573
Operating Loss	(78)	(41,348)
Interest Charges	--	174
Other Income	471	266
Income Tax Benefit	(35)	(14,683)
Net Income (Loss) from Operations	428	(26,573)
Gain (Loss) on Disposition Before Taxes	216	(3,713)
Income Tax Expense (Benefit) on Disposition	6	(169)
Net Gain (Loss) on Disposition	210	(3,544)
Net Income (Loss)	$638	$(30,117)

FINANCIAL POSITION

The following table presents the status of our lines of credit as of September 30, 2013 and December 31, 2012:

(in thousands)	Line Limit	In Use on September 30, 2013	Restricted due to Outstanding Letters of Credit	Available on September 30, 2013	Available on December 31, 2012
Otter Tail Corporation Credit Agreement	$150,000	$--	$680	$149,320	$149,267
OTP Credit Agreement	170,000	40,335	1,189	128,476	166,811
Total	$320,000	$40,335	$1,869	$277,796	$316,078

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

Our common stock dividend payments have exceeded our net (losses) income in each of the last five years. The determination of the amount of future cash dividends to be declared and paid will depend on, among other things, our financial condition, improvement in earnings per share to levels in excess of the indicated annual dividend per share of $1.19, cash flows from operations, the level of our capital expenditures and our future business prospects. As a result of certain statutory limitations or regulatory or financing agreements, restrictions could occur on the amount of distributions allowed to be made by our subsidiaries. See note 8 to consolidated financial statements for more information. The decision to declare a dividend is reviewed quarterly by the Board of Directors.

Cash provided by operating activities from continuing operations was $95.8 million for the nine months ended September 30, 2013 compared with $100.7 million for the nine months ended September 30, 2012. The $4.9 million decrease in cash provided by operating activities from continuing operations reflects a $2.4 million increase in cash used for working capital items in the first nine months of 2013 compared to the first nine months of 2012. The $48.7 million in cash provided by discontinued operations in 2012 came mostly from collection of accounts receivable at our former wind tower manufacturing company as it wound down business in 2012. This cash was used to pay down borrowings on our line of credit, which were drawn on to fund the early retirement of our $50 million, 8.89% senior unsecured note on July 13, 2012.

Net cash used in investing activities of continuing operations was $107.8 million for the nine months ended September 30, 2013 compared to $92.7 million for the nine months ended September 30, 2012 mainly due to increases in cash used for capital expenditures of $13.5 million at OTP and $1.9 million at Aevenia between the periods. OTP’s $96.9 million in capital expenditures in the first nine months of 2013 includes a significant level of expenditures for the construction of Big Stone Plant’s AQCS and expenditures for the construction of two major CapX2020 transmission line projects, the Fargo–Monticello 345 kV Project and the Brookings–Southeast Twin Cities 345 kV Project. Net proceeds from the sale of discontinued operations of $12.8 million in the first nine months of 2013 reflect $14.5 million in net proceeds from the sale of the assets of our waterfront equipment manufacturing business less a $1.7 million working capital settlement paid to the buyer of DMS, which we sold in the first quarter of 2012. Net proceeds from the sale of discontinued operations of $24.3 million in the first nine months of 2012, which were used to pay down short-term borrowings and for other corporate purposes, reflect proceeds, net of selling costs, of $24.0 million from the sale of DMS and $0.3 million from the January 2012 sale of the assets of Aviva Sports, Inc., a wholly owned subsidiary of our waterfront equipment manufacturing company. Net cash used in investing activities of discontinued operations of $11.5 million in the first nine months of 2012 reflects cash used by DMS to purchase assets held under operating leases.

Net cash provided by financing activities of continuing operations of $8.6 million reflects $40.3 million in proceeds from short term borrowings at OTP to fund its significant level of capital expenditures, and $1.5 million from the issuance of common stock, offset by $33.0 million in common and preferred stock dividend payments. On March 1, 2013 OTP used proceeds from a $40.9 million unsecured term loan to fund the redemption of all $25.1 million of the then outstanding 4.65% Grant County, South Dakota Pollution Control Refunding Revenue Bonds and 4.85% Mercer County, North Dakota Pollution Control Refunding Revenue Bonds, and to pay off an intercompany note to us that mirrored our $15.5 million in outstanding cumulative preferred shares, which were also redeemed on March 1, 2013. We also paid out an additional $0.3 million for the retirement of debt and $0.1 million in debt issuance expenses.

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

Contractual Obligations
Our contractual obligations reported in the table on page 51 of our Annual Report on Form 10-K for the year ended December 31, 2012 have increased by $292 million as of September 30, 2013.

Our obligations for the purchase of coal have increased by $4 million for 2013 and $7 million for 2014 and 2015 related to agreements entered into in February, May and September 2013 for the purchase of additional coal to meet portions of Big Stone Plant’s and Hoot Lake Plant’s remaining coal requirements for 2013, 2014 and 2015.

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

Our obligations under capacity and energy purchase agreements have increased by $1 million for 2013, $12 million for 2014 and 2015, $13 million for 2016 and 2017 and $167 million for the years beyond 2017. In the second quarter of 2013, OTP entered into a 25-year agreement for the purchase of wind generated electricity from the Ashtabula Wind III, LLC’s 39 wind turbines located in Barnes County, North Dakota. In September of 2013, OTP entered into an agreement with Great River Energy for the purchase of 25 megawatts (MW) of capacity from June 1, 2017 through May 31, 2019 and 50 MW of capacity from June 1, 2019 through May 31, 2021 to meet OTP’s future capacity requirements.

Other Purchase Obligations have increased by $47 million for 2013 and $35 million for 2014 and 2015, mainly for contracts and the acceleration of the timing of committed expenditures related to the construction of Big Stone Plant’s new AQCS.

CAPITAL RESOURCES

Short-Term Debt
On October 29, 2012 we entered into a Third Amended and Restated Credit Agreement (the Credit Agreement), which is an unsecured $150 million revolving credit facility with an accordion feature whereby the line can be increased to $250 million on the terms and subject to the conditions described in the Credit Agreement. We can draw on this credit facility to refinance certain indebtedness and support our operations and the operations of our subsidiaries. Borrowings under the Credit Agreement bear interest at LIBOR plus 1.75%, subject to adjustment based on our senior unsecured credit ratings. We are required to pay commitment fees based on the average daily unused amount available to be drawn under the revolving credit facility. The Credit Agreement contains a number of restrictions on us and the businesses of Varistar and its material subsidiaries, including restrictions on our and their ability to merge, sell assets, make investments, create or incur liens on assets, guarantee the obligations of certain other parties and engage in transactions with related parties. The Credit Agreement also contains affirmative covenants and events of default. The Credit Agreement does not include provisions for the termination of the agreement or the acceleration of repayment of amounts outstanding due to changes in our credit ratings. Our obligations under the Credit Agreement are guaranteed by certain of our material subsidiaries. Outstanding letters of credit issued by us under the Credit Agreement can reduce the amount available for borrowing under the line by up to $40 million.

On October 29, 2012 OTP entered into a Second Amended and Restated Credit Agreement (the OTP Credit Agreement), providing for an unsecured $170 million revolving credit facility with an accordion feature whereby the line can be increased to $250 million on the terms and subject to the conditions described in the OTP Credit Agreement. OTP can draw on this credit facility to support the working capital needs and other capital requirements of its operations, including letters of credit in an aggregate amount not to exceed $50 million outstanding at any time. Borrowings under this line of credit bear interest at LIBOR plus 1.25%, subject to adjustment based on the ratings of OTP’s senior unsecured debt. OTP is required to pay commitment fees based on the average daily unused amount available to be drawn under the revolving credit facility. The OTP Credit Agreement contains a number of restrictions on the business of OTP, including restrictions on its ability to merge, sell assets, make investments, create or incur liens on assets, guarantee the obligations of any other party, and engage in transactions with related parties. The OTP Credit Agreement also contains affirmative covenants and events of default. The OTP Credit Agreement does not include provisions for the termination of the agreement or the acceleration of repayment of amounts outstanding due to changes in OTP’s credit ratings. OTP’s obligations under the OTP Credit Agreement are not guaranteed by any other party.

On October 29, 2013 both the Credit Agreement and the OTP Credit Agreement were amended to extend the expiration dates by one year from October 29, 2017 to October 29, 2018.

Long-Term Debt

On March 1, 2013 OTP entered into a Credit Agreement (the Loan Agreement) with JPMorgan Chase Bank, N.A. (JPMorgan) providing for a $40.9 million unsecured term loan (the Term Loan) to OTP originally due on June 1, 2014, which was fully drawn on March 1, 2013. The Loan Agreement was amended on October 29, 2013 to extend the due date on the Term Loan to January 15, 2015. Borrowings under the Loan Agreement bear interest at LIBOR plus 0.875%. The Loan Agreement permits OTP to use the Term Loan proceeds to fund working capital, capital expenditures and for other corporate purposes. On March 1, 2013, OTP utilized approximately $25.1 million of Term Loan proceeds to fund the redemption price for all of the 4.65% Grant County, South Dakota Pollution Control Refunding Revenue Bonds and 4.85% Mercer County, North Dakota Pollution Control Refunding Revenue Bonds outstanding on that date, in each case for which OTP paid debt service. All such bonds were called for redemption in full on March 1, 2013. Also on March 1, 2013, OTP utilized approximately $15.7 million of Term Loan proceeds to satisfy an intercompany note to us that had a balance and interest rate designed to equate to the balances and dividend rates of our cumulative preferred shares which were redeemed on March 1, 2013 for $15.7 million, including $0.2 million in call premiums charged to equity and included with preferred dividends paid and as part of our preferred dividend requirement for the nine month period ending September 30, 2013.

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

On August 14, 2013, OTP entered into a Note Purchase Agreement (the 2013 Note Purchase Agreement) with the purchasers named therein, pursuant to which OTP has agreed to issue to the purchasers, in a private placement transaction, $60 million aggregate principal amount of OTP’s 4.68% Series A Senior Unsecured Notes due February 27, 2029 (the 2029 Notes) and $90 million aggregate principal amount of OTP’s 5.47% Series B Senior Unsecured Notes due February 27, 2044 (the 2044 Notes and, together with the 2029 Notes, the Notes). The Notes are expected to be issued on February 27, 2014, subject to the satisfaction of certain customary conditions to closing.

The 2013 Note Purchase Agreement states that OTP may prepay all or any part of the Notes (in an amount not less than 10% of the aggregate principal amount of the Notes then outstanding in the case of a partial prepayment) at 100% of the principal amount prepaid, together with accrued interest and a make-whole amount, provided that if no default or event of default under the Note Purchase Agreement exists, any optional prepayment made by OTP of (i) all of the 2029 Notes then outstanding on or after November 27, 2028 or (ii) all of the 2044 Notes then outstanding on or after November 27, 2043, will be made at 100% of the principal prepaid but without any make-whole amount. In addition, the 2013 Note Purchase Agreement states the Company must offer to prepay all of the outstanding Notes at 100% of the principal amount together with unpaid accrued interest in the event of a change of control of OTP.

The 2013 Note Purchase Agreement contains a number of restrictions on the business of OTP that will be effective upon issuance of the Notes. These include restrictions on OTP’s ability to merge, sell assets, create or incur liens on assets, guarantee the obligations of any other party, and engage in transactions with related parties. The 2013 Note Purchase Agreement also contains affirmative covenants and events of default, as well as certain financial covenants.  Specifically, OTP may not permit its Interest-bearing Debt (as defined in the 2013 Note Purchase Agreement) to exceed 60% of Total Capitalization (as defined in the 2013 Note Purchase Agreement), determined as of the end of each fiscal quarter. OTP is also restricted from allowing its Priority Indebtedness (as defined in the 2013 Note Purchase Agreement) to exceed 20% of Total Capitalization, also determined as of the end of each fiscal quarter. The 2013 Note Purchase Agreement does not include provisions for the termination of the agreement or the acceleration of repayment of amounts outstanding due to changes in OTP’s credit ratings.  The 2013 Note Purchase Agreement includes a “most favored lender” provision generally requiring that in the event OTP’s existing credit agreement or any renewal, extension or replacement thereof, at any time contains any financial covenant or other provision providing for limitations on interest expense and such a covenant is not contained in the 2013 Note Purchase Agreement under substantially similar terms or would be more beneficial to the holders of the Notes than any analogous provision contained in the 2013 Note Purchase Agreement (an “Additional Covenant”), then unless waived by the Required Holders (as defined in the 2013 Note Purchase Agreement), the Additional Covenant will be deemed to be incorporated into the Note Purchase Agreement.  The 2013 Note Purchase Agreement also provides for the amendment, modification or deletion of an Additional Covenant if such Additional Covenant is amended or modified under or deleted from the credit agreement, provided that no default or event of default has occurred and is continuing.

OTP intends to use a portion of the proceeds of the Notes to retire early the Term Loan, due January 15, 2015. The remaining proceeds of the Notes will be used to repay short-term debt of OTP, to pay fees and expenses related to the issuance of the Notes and for other general corporate purposes, including planned construction program expenditures.

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

Financial Covenants
As of September 30, 2013 we were in compliance with the financial statement covenants in our debt agreements.

No Credit or Note Purchase Agreement contains any provisions that would trigger an acceleration of the related debt as a result of changes in the credit rating levels assigned to the related obligor by rating agencies.

Our borrowing agreements are subject to certain financial covenants. Specifically:

●
Under the Credit Agreement, we may not permit the ratio of our Interest-bearing Debt to Total Capitalization to be greater than 0.60 to 1.00 or permit our Interest and Dividend Coverage Ratio to be less than 1.50 to 1.00 (each measured on a consolidated basis), as provided in the Credit Agreement. As of September 30, 2013 our Interest and Dividend Coverage Ratio calculated under the requirements of the Credit Agreement was 3.66 to 1.00.

●	Under the OTP Credit Agreement and the Loan Agreement, OTP may not permit the ratio of its Interest-bearing Debt to Total Capitalization to be greater than 0.60 to 1.00.

●
Under the 2007 Note Purchase Agreement and 2011 Note Purchase Agreement, OTP may not permit the ratio of its Consolidated Debt to Total Capitalization to be greater than 0.60 to 1.00 or permit its Interest and Dividend Coverage Ratio to be less than 1.50 to 1.00, in each case as provided in the related borrowing agreement, and OTP may not permit its Priority Debt to exceed 20% of its Total Capitalization, as provided in the related agreement. As of September 30, 2013 OTP’s Interest and Dividend Coverage Ratio and Interest Charges Coverage Ratio, calculated under the requirements of the 2007 Note Purchase Agreement and 2011 Note Purchase Agreement, was 3.51 to 1.00.

●
On issuance of the Notes under the 2013 Note Purchase Agreement, OTP may not permit its Interest-bearing Debt to exceed 60% of Total Capitalization and may not permit its Priority Debt to exceed 20% of its Total Capitalization, each as provided in the 2013 Note Purchase Agreement.

As of September 30, 2013 our interest-bearing debt to total capitalization was 0.47 to 1.00 on a fully consolidated basis and 0.50 to 1.00 for OTP.

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

2013 BUSINESS OUTLOOK

We are narrowing our consolidated earnings per share from continuing operations guidance for 2013 to be in the range of $1.38 to $1.50 from our previous guidance of $1.30 to $1.50. This guidance reflects the current mix of businesses owned by us and considers the cyclical nature of some of our businesses.

Segment components of our 2013 earnings per share guidance range are as follows:

	Previous 2013 EPS Guidance		Current 2013 EPS Guidance
	Low	High	Low	High
Electric	$1.02	$1.06	$1.02	$1.04
Manufacturing	$0.27	$0.31	$0.30	$0.33
Construction	$0.01	$0.05	$0.03	$0.05
Plastics	$0.31	$0.35	$0.35	$0.37
Corporate	($0.31)	($0.27)	($0.32)	($0.29)
Total – Continuing Operations	$1.30	$1.50	$1.38	$1.50

Contributing to the earnings guidance for 2013 are the following items:

●	We are narrowing our previous 2013 guidance for our Electric segment based on third quarter 2013 results and current expectations for fourth quarter earnings.

●	We are increasing and narrowing the range of our previous 2013 guidance for our Manufacturing segment reflecting the following factors:

o
Increasing productivity improvements and better than expected third quarter results at BTD, combined with the expectation of recording additional research and development tax credits for the 2013 tax year in the fourth quarter of 2013.

o	Stronger than expected third quarter sales at T.O. Plastics, combined with a reduction in expected labor costs.

o	Backlog for the manufacturing companies is approximately $47 million for 2013 compared with $45 million one year ago.

●
We are narrowing the range of our previous 2013 guidance for our Construction segment. Segment net income is expected to be higher in 2013 than 2012 due to improved cost control processes in construction management and selective bidding on projects with the potential for higher margins. Foley’s performance on certain large projects negatively impacted 2012 results. These projects were substantially completed in 2012 and Foley’s internal bidding and estimating project review procedures have been improved such that we expect Foley to be profitable in 2013. The change in guidance from the second quarter in this segment is also due to improved business conditions at Aevenia. Backlog in place for the construction businesses is $34 million for 2013 compared with $39 million one year ago.

●	We are increasing and narrowing the range of our previous 2013 guidance for our Plastics segment based on the strength of its performance in the first nine months of 2013.

●	We now expect a minor increase in corporate general and administrative costs in the fourth quarter of 2013 and have adjusted our previous 2013 guidance accordingly.

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

We use estimates based on the best information available in recording transactions and balances resulting from business operations. Estimates are used for such items as depreciable lives, asset impairment evaluations, tax provisions, collectability of trade accounts receivable, self-insurance programs, unbilled electric revenues, accrued renewable resource and transmission rider revenues, valuations of forward energy contracts, percentage-of-completion, warranty and actuarially determined benefits costs and liabilities. As better information becomes available or actual amounts are known, estimates are revised. Operating results can be affected by revised estimates. Actual results may differ from these estimates under different assumptions or conditions. Management has discussed the application of these critical accounting policies and the development of these estimates with the Audit Committee of the Board of Directors. A discussion of critical accounting policies is included under the caption “Critical Accounting Policies Involving Significant Estimates” on pages 56 through 60 of our Annual Report on Form 10-K for the year ended December 31, 2012. There were no material changes in critical accounting policies or estimates during the quarter ended September 30, 2013.

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

54

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

At September 30, 2013 we had exposure to market risk associated with interest rates because we had $40.3 million in short-term debt outstanding subject to variable interest rates that are indexed to LIBOR plus 1.25% under OTP’s $170 million revolving credit facility.

The majority of our consolidated long-term debt has fixed interest rates. We manage our interest rate risk through the issuance of fixed-rate debt with varying maturities, through economic refunding of debt through optional refundings, limiting the amount of variable interest rate debt, and the utilization of short-term borrowings to allow flexibility in the timing and placement of long-term debt. As of September 30, 2013 we had $40.9 million of long-term debt outstanding under an unsecured term loan subject to a variable interest rate of LIBOR plus 0.875%. Assuming no change in our financial structure, if variable interest rates were to average one percentage point higher or lower than the average variable rate in effect on September 30, 2013, annualized interest expense and pre-tax earnings would change by approximately $409,000.

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

OTP has market, price and credit risk associated with forward contracts for the purchase and sale of electricity. As of September 30, 2013 we had no unrealized mark-to-market gains or losses in our consolidated statements of income related to forward contracts for the purchase and sale of electricity, but we do have mark-to-market gains and losses deferred on our September 30, 2013 consolidated balance sheet related to contracts for the purchase of electricity to serve OTP’s retail electric customers. Due to the nature of electricity and the physical aspects of the electricity transmission system, unanticipated events affecting the transmission grid can cause transmission constraints that result in unanticipated gains or losses in the process of settling transactions.

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

The following tables show the effect of marking to market forward contracts for the purchase and sale of electricity and the location and fair value amounts of the related derivatives reported on our consolidated balance sheets as of September 30, 2013 and December 31, 2012, and the change in our consolidated balance sheet position from December 31, 2012 to September 30, 2013 and December 31, 2011 to September 30, 2012:

(in thousands)	September 30, 2013	December 31, 2012
Current Asset – Marked-to-Market Gain	$316	$502
Regulatory Asset – Current Deferred Marked-to-Market Loss	4,363	7,949
Regulatory Asset – Long-Term Deferred Marked-to-Market Loss	8,344	10,050
Total Assets	13,023	18,501

Current Liability – Marked-to-Market Loss	(12,707)	(18,234)
Regulatory Liability – Current Deferred Marked-to-Market Gain	--	(8)
Regulatory Liability – Long-Term Deferred Marked-to-Market Gain	(316)	(210)
Total Liabilities	(13,023)	(18,452)
Net Fair Value of Marked-to-Market Energy Contracts	$--	$49

(in thousands)	Year-to-Date September 30, 2013	Year-to-Date September 30, 2012
Cumulative Fair Value Adjustments Included in Earnings - Beginning of Year	$49	$894
Less: Amounts Realized on Settlement of Contracts Entered into in Prior Periods	(49)	(781)
Changes in Fair Value of Contracts Entered into in Prior Periods	--	(33)
Cumulative Fair Value Adjustments in Earnings of Contracts Entered into in Prior Years at End of Period	--	80
Changes in Fair Value of Contracts Entered into in Current Period	--	(121)
Cumulative Fair Value Adjustments Included in Earnings - End of Period	$--	$(41)

The following realized and unrealized net gains and losses on forward energy contracts are included in electric operating revenues on our consolidated statements of income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2013	2012	2013	2012
Net Gains (Losses) on Forward Electric Energy Contracts	$1	$(274)	$255	$(130)

OTP has credit risk associated with the nonperformance or nonpayment by counterparties to its forward energy and capacity purchases and sales agreements. We have established guidelines and limits to manage credit risk associated with wholesale power and capacity purchases and sales. Specific limits are determined by a counterparty’s financial strength. OTP’s credit risk with its largest counterparty on delivered and marked-to-market forward contracts as of September 30, 2013 was $321,000. As of September 30, 2013 OTP had a net credit risk exposure of $335,000 from two counterparties with investment grade credit ratings. OTP had no exposure at September 30, 2013 to counterparties with credit ratings below investment grade. Counterparties with investment grade credit ratings have minimum credit ratings of BBB- (Standard & Poor’s), Baa3 (Moody’s) or BBB- (Fitch).

The $335,000 credit risk exposure included net amounts due to OTP on receivables/payables from completed transactions billed and unbilled plus marked-to-market gains on forward contracts for the purchase of gasoline scheduled for settlement subsequent September 30, 2013. Individual counterparty exposures are offset according to legally enforceable netting arrangements.

Item 4.  Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) as of September 30, 2013, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2013.

During the fiscal quarter ended September 30, 2013, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 6.     Exhibits

4.1
Note Purchase Agreement dated as of August 14, 2013, between Otter Tail Power Company and the Purchasers named therein (incorporated by reference to Exhibit 4.1 to the Form 8-K filed by Otter Tail Corporation on August 16, 2013).

4.2
First Amendment to Third Amended and Restated Credit Agreement, dated as of October 29, 2013, among Otter Tail Corporation, U.S. Bank National Association, as Administrative Agent and as a Bank, Bank of America, N.A. and JPMorgan Chase Bank, N.A., each as a Co-Syndication Agent and as a Bank, KeyBank National Association, as Documentation Agent and as a Bank, and Bank of the West and Union Bank, N.A., as Banks (incorporated by reference to Exhibit 4.1 to the Form 8-K filed by Otter Tail Corporation on November 1, 2013).

4.3
First Amendment to Second Amended and Restated Credit Agreement, dated as of October 29, 2013, among Otter Tail Power Company, U.S. Bank National Association, as Administrative Agent and as a Bank, Bank of America, N.A. and JPMorgan Chase Bank, N.A., each as a Co-Syndication Agent and as a Bank, KeyBank National Association, as Documentation Agent and as a Bank, CoBank, ACB, as a Co-Documentation Agent and as a Bank, and Wells Fargo Bank, National Association and Union Bank, N.A., as Banks (incorporated by reference to Exhibit 4.2 to the Form 8-K filed by Otter Tail Corporation on November 1, 2013).

4.4
First Amendment to Credit Agreement, dated as of October 29, 2013, between Otter Tail Power Company and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 4.3 to the Form 8-K filed by Otter Tail Corporation on November 1, 2013).

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

101
Financial statements from the Quarterly Report on Form 10-Q of Otter Tail Corporation for the quarter ended September 30, 2013, formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OTTER TAIL CORPORATION

By:	/s/ Kevin G. Moug
Kevin G. Moug
Chief Financial Officer
(Chief Financial Officer/Authorized Officer)

Dated:  November 12, 2013

EXHIBIT INDEX

Exhibit Number	Description

4.1
Note Purchase Agreement dated as of August 14, 2013, between Otter Tail Power Company and the Purchasers named therein (incorporated by reference to Exhibit 4.1 to the Form 8-K filed by Otter Tail Corporation on August 16, 2013).

4.2
First Amendment to Third Amended and Restated Credit Agreement, dated as of October 29, 2013, among Otter Tail Corporation, U.S. Bank National Association, as Administrative Agent and as a Bank, Bank of America, N.A. and JPMorgan Chase Bank, N.A., each as a Co-Syndication Agent and as a Bank, KeyBank National Association, as Documentation Agent and as a Bank, and Bank of the West and Union Bank, N.A., as Banks (incorporated by reference to Exhibit 4.1 to the Form 8-K filed by Otter Tail Corporation on November 1, 2013).

4.3
First Amendment to Second Amended and Restated Credit Agreement, dated as of October 29, 2013, among Otter Tail Power Company, U.S. Bank National Association, as Administrative Agent and as a Bank, Bank of America, N.A. and JPMorgan Chase Bank, N.A., each as a Co-Syndication Agent and as a Bank, KeyBank National Association, as Documentation Agent and as a Bank, CoBank, ACB, as a Co-Documentation Agent and as a Bank, and Wells Fargo Bank, National Association and Union Bank, N.A., as Banks (incorporated by reference to Exhibit 4.2 to the Form 8-K filed by Otter Tail Corporation on November 1, 2013).

4.4
First Amendment to Credit Agreement, dated as of October 29, 2013, between Otter Tail Power Company and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 4.3 to the Form 8-K filed by Otter Tail Corporation on November 1, 2013).

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

101
Financial statements from the Quarterly Report on Form 10-Q of Otter Tail Corporation for the quarter ended September 30, 2013, formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.