Form 10-Q
period 2014-06-30
Otter Tail Corp
filed 2014-08-11
CIK 1466593

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	June 30, 2014

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission file number	0-53713

OTTER TAIL CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota	27-0383995
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

215 South Cascade Street, Box 496, Fergus Falls, Minnesota	56538-0496
(Address of principal executive offices)	(Zip Code)

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

July 31, 2014 – 36,649,018 Common Shares ($5 par value)

OTTER TAIL CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Otter Tail Corporation
Consolidated Balance Sheets
(not audited)

(in thousands)	June 30, 2014	December 31, 2013

ASSETS

Current Assets
Cash and Cash Equivalents	$--	$1,150
Accounts Receivable:
Trade—Net	101,088	83,572
Other	11,531	9,790
Inventories	82,698	72,681
Deferred Income Taxes	43,342	35,452
Unbilled Revenues	16,222	18,157
Costs and Estimated Earnings in Excess of Billings	5,505	4,063
Regulatory Assets	18,423	17,940
Other	13,528	7,747
Assets of Discontinued Operations	10	38
Total Current Assets	292,347	250,590

Investments	8,875	9,362
Other Assets	30,056	28,834
Goodwill	38,808	38,971
Other Intangibles—Net	12,839	13,328

Deferred Debits
Unamortized Debt Expense	4,330	4,188
Regulatory Assets	77,168	83,730
Total Deferred Debits	81,498	87,918

Plant
Electric Plant in Service	1,507,065	1,460,884
Nonelectric Operations	195,302	194,872
Construction Work in Progress	210,960	187,461
Total Gross Plant	1,913,327	1,843,217
Less Accumulated Depreciation and Amortization	695,276	676,201
Net Plant	1,218,051	1,167,016

Total Assets	$1,682,474	$1,596,019
See accompanying notes to condensed consolidated financial statements.

Otter Tail Corporation
Consolidated Balance Sheets
(not audited)

(in thousands, except share data)	June 30, 2014	December 31, 2013

LIABILITIES AND EQUITY

Current Liabilities
Short-Term Debt	$28,143	$51,195
Current Maturities of Long-Term Debt	194	188
Accounts Payable	108,589	113,457
Accrued Salaries and Wages	17,436	19,903
Billings In Excess Of Costs and Estimated Earnings	4,717	13,707
Accrued Taxes	9,652	12,491
Derivative Liabilities	5,513	11,782
Other Accrued Liabilities	8,695	6,532
Liabilities of Discontinued Operations	3,353	3,637
Total Current Liabilities	186,292	232,892

Pensions Benefit Liability	50,516	69,743
Other Postretirement Benefits Liability	45,683	45,221
Other Noncurrent Liabilities	22,248	25,209

Commitments and Contingencies (note 9)

Deferred Credits
Deferred Income Taxes	218,981	195,603
Deferred Tax Credits	27,381	28,288
Regulatory Liabilities	78,695	73,926
Other	754	718
Total Deferred Credits	325,811	298,535

Capitalization
Long-Term Debt, Net of Current Maturities	498,591	389,589

Cumulative Preferred Shares– Authorized 1,500,000 Shares Without Par Value; Outstanding - None	--	--

Cumulative Preference Shares – Authorized 1,000,000 Shares Without Par Value; Outstanding - None	--	--

Common Shares, Par Value $5 Per Share—Authorized, 50,000,000 Shares;
Outstanding, 2014—36,623,317 Shares; 2013—36,271,696 Shares	183,117	181,358
Premium on Common Shares	263,048	255,759
Retained Earnings	108,834	99,441
Accumulated Other Comprehensive Loss	(1,666)	(1,728)
Total Common Equity	553,333	534,830

Total Capitalization	1,051,924	924,419

Total Liabilities and Equity	$1,682,474	$1,596,019
See accompanying notes to condensed consolidated financial statements.

Otter Tail Corporation
Consolidated Statements of Income
(not audited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per-share amounts)	2014	2013	2014	2013

Operating Revenues
Electric	$92,903	$82,838	$211,951	$183,814
Product Sales	101,461	94,557	197,379	185,118
Construction Services	40,247	34,994	65,753	61,411
Total Operating Revenues	234,611	212,389	475,083	430,343

Operating Expenses
Production Fuel - Electric	12,603	15,603	34,633	33,556
Purchased Power - Electric System Use	16,476	11,245	38,261	27,884
Electric Operation and Maintenance Expenses	39,774	35,805	74,396	68,252
Cost of Products Sold (depreciation included below)	80,178	72,337	154,117	140,124
Cost of Construction Revenues Earned (depreciation included below)	33,881	31,600	56,243	55,875
Other Nonelectric Expenses	15,104	12,176	28,665	25,954
Depreciation and Amortization	14,969	14,835	29,749	29,755
Property Taxes - Electric	3,387	3,009	6,358	5,925
Total Operating Expenses	216,372	196,610	422,422	387,325
Operating Income	18,239	15,779	52,661	43,018
Interest Charges	7,627	6,877	14,222	13,857
Other Income	858	696	2,681	1,557
Income Before Income Taxes—Continuing Operations	11,470	9,598	41,120	30,718
Income Tax Expense—Continuing Operations	1,486	2,094	9,774	7,980
Net Income from Continuing Operations	9,984	7,504	31,346	22,738
Discontinued Operations
Income - net of Income Tax Expense (Benefit) of $1, $131, $50 and ($74) for the respective periods	9	197	77	116
Gain on Disposition - net of Income Tax Expense of $6 for the six months ended June 30, 2013	--	--	--	210
Net Income from Discontinued Operations	9	197	77	326
Net Income	9,993	7,701	31,423	23,064
Preferred Dividend Requirements and Other Adjustments	--	--	--	513
Earnings Available for Common Shares	$9,993	$7,701	$31,423	$22,551
Average Number of Common Shares Outstanding—Basic	36,409,753	36,170,353	36,325,052	36,122,742
Average Number of Common Shares Outstanding—Diluted	36,652,684	36,373,606	36,568,030	36,325,527
Basic Earnings Per Common Share:
Continuing Operations (net of preferred dividend requirement and other adjustments)	$0.27	$0.21	$0.87	$0.61
Discontinued Operations	--	--	--	0.01
	$0.27	$0.21	$0.87	$0.62
Diluted Earnings Per Common Share:
Continuing Operations (net of preferred dividend requirement and other adjustments)	$0.27	$0.21	$0.86	$0.61
Discontinued Operations	--	--	--	0.01
	$0.27	$0.21	$0.86	$0.62
Dividends Declared Per Common Share	$0.3025	$0.2975	$0.6050	$0.5950

See accompanying notes to consolidated financial statements.

Otter Tail Corporation
Consolidated Statements of Comprehensive Income
(not audited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013
Net Income	$9,993	$7,701	$31,423	$23,064
Other Comprehensive Income:
Unrealized Gain on Available-for-Sale Securities:
Reversal of Previously Recognized Gains Realized on Sale of Investments and Included in Other Income During Period	--	--	(17)	(25)
Gains (Losses) Arising During Period	36	(80)	19	(85)
Income Tax (Expense) Benefit	(13)	28	(1)	39
Change in Unrealized Gains on Available-for-Sale Securities – net-of-tax	23	(52)	1	(71)
Pension and Postretirement Benefit Plans:
Amortization of Unrecognized Postretirement Benefit Losses and Costs (note 12)	51	146	101	291
Income Tax (Expense)	(20)	(59)	(40)	(117)
Pension and Postretirement Benefit Plans – net-of-tax	31	87	61	174
Total Other Comprehensive Income	54	35	62	103
Total Comprehensive Income	$10,047	$7,736	$31,485	$23,167
See accompanying notes to consolidated financial statements.

Otter Tail Corporation
Consolidated Statements of Cash Flows
(not audited)

	Six Months Ended June 30,
(in thousands)	2014	2013
Cash Flows from Operating Activities
Net Income	$31,423	$23,064
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Net Gain from Sale of Discontinued Operations	--	(210)
Net Income from Discontinued Operations	(77)	(116)
Depreciation and Amortization	29,749	29,755
Deferred Tax Credits	(907)	(955)
Deferred Income Taxes	14,850	9,882
Change in Deferred Debits and Other Assets	129	7,519
Discretionary Contribution to Pension Plan	(20,000)	(10,000)
Change in Noncurrent Liabilities and Deferred Credits	(936)	4,971
Allowance for Equity/Other Funds Used During Construction	(759)	(567)
Change in Derivatives Net of Regulatory Deferral	95	486
Stock Compensation Expense—Equity Awards	736	786
Other—Net	(1,264)	867
Cash (Used for) Provided by Current Assets and Current Liabilities:
Change in Receivables	(18,148)	(10,126)
Change in Inventories	(10,057)	(4,075)
Change in Other Current Assets	(2,673)	(783)
Change in Payables and Other Current Liabilities	(20,469)	(1,362)
Change in Interest and Income Taxes Receivable/Payable	2,664	(313)
Net Cash Provided by Continuing Operations	4,356	48,823
Net Cash Used in Discontinued Operations	(185)	(1,971)
Net Cash Provided by Operating Activities	4,171	46,852
Cash Flows from Investing Activities
Capital Expenditures	(80,749)	(51,153)
Net Proceeds from Disposal of Noncurrent Assets	3,184	1,603
Net Increase in Other Investments	(1,639)	(25)
Net Cash Used in Investing Activities - Continuing Operations	(79,204)	(49,575)
Net Proceeds from Sale of Discontinued Operations	--	12,842
Net Cash Provided by Investing Activities - Discontinued Operations	7	193
Net Cash Used in Investing Activities	(79,197)	(36,540)
Cash Flows from Financing Activities
Change in Checks Written in Excess of Cash	2,785	--
Net Short-Term (Repayments) Borrowings	(23,051)	1,117
Proceeds from Issuance of Common Stock	8,452	1,462
Common Stock Issuance Expenses	(310)	--
Payments for Retirement of Capital Stock	(459)	(15,723)
Proceeds from Issuance of Long-Term Debt	150,000	40,900
Short-Term and Long-Term Debt Issuance Expenses	(516)	(52)
Payments for Retirement of Long-Term Debt	(40,993)	(25,222)
Dividends Paid and Other Distributions	(22,029)	(22,097)
Net Cash Provided by (Used in) Financing Activities - Continuing Operations	73,879	(19,615)
Net Cash Used in Financing Activities - Discontinued Operations	(11)	--
Net Cash Provided by (Used in) Financing Activities	73,868	(19,615)
Net Change in Cash and Cash Equivalents - Discontinued Operations	8	(784)
Net Change in Cash and Cash Equivalents	(1,150)	(10,087)
Cash and Cash Equivalents at Beginning of Period	1,150	52,362
Cash and Cash Equivalents at End of Period	$--	$42,275

See accompanying notes to consolidated financial statements.

OTTER TAIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(not audited)

In the opinion of management, Otter Tail Corporation (the Company) has included all adjustments (including normal recurring accruals) necessary for a fair presentation of the condensed consolidated financial statements for the periods presented. The condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. Because of seasonal and other factors, the earnings for the three and six month periods ended June 30, 2014 should not be taken as an indication of earnings for all or any part of the balance of the year.

The following notes are numbered to correspond to numbers of the notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

1. Summary of Significant Accounting Policies

Revenue Recognition
Due to the diverse business operations of the Company, revenue recognition depends on the product produced and sold or service performed. The Company recognizes revenue when the earnings process is complete, evidenced by an agreement with the customer, there has been delivery and acceptance, and the price is fixed or determinable. In cases where significant obligations remain after delivery, revenue recognition is deferred until such obligations are fulfilled. Provisions for sales returns and warranty costs are recorded at the time of the sale based on historical information and current trends. In the case of derivative instruments, such as Otter Tail Power Company (OTP) forward energy contracts, marked-to-market and realized gains and losses are recognized on a net basis in revenue in accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 815, Derivatives and Hedging. Gains and losses on forward energy contracts subject to regulatory treatment, if any, are deferred and recognized on a net basis in revenue in the period realized.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Percentage-of-Completion Revenues	14.7%	16.3%	11.9%	14.1%

The following table summarizes costs incurred and billings and estimated earnings recognized on uncompleted contracts:

	June 30,	December 31,
(in thousands)	2014	2013
Costs Incurred on Uncompleted Contracts	$389,389	$361,487
Less Billings to Date	(398,964)	(377,608)
Plus Estimated Earnings Recognized	10,363	6,477
Net Costs in Excess of Billings plus Estimated Earnings on Uncompleted Contracts	$788	$(9,644)

The following amounts are included in the Company’s consolidated balance sheets:

	June 30,	December 31,
(in thousands)	2014	2013
Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts	$5,505	$4,063
Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts	(4,717)	(13,707)
Net Costs in Excess of Billings plus Estimated Earnings on Uncompleted Contracts	$788	$(9,644)

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

Warranty Reserves
The Company establishes reserves for estimated product warranty costs at the time revenue is recognized based on historical warranty experience and additionally for any known product warranty issues. Certain Company products carry one to fifteen year warranties. Although the Company engages in extensive product quality programs and processes, the Company’s warranty obligations have been and may in the future be affected by product failure rates, repair or field replacement costs and additional development costs incurred in correcting product failures. The warranty reserve balance as of December 31, 2013 and June 30, 2014 relates entirely to products produced by the Company’s former wind tower and waterfront equipment manufacturing companies and is included in liabilities of discontinued operations. See note 17 to condensed consolidated financial statements.

Retainage
Accounts Receivable include the following amounts, billed under contracts by the Company’s construction subsidiaries, that have been retained by customers pending project completion:

(in thousands)	June 30, 2014	December 31, 2013
Accounts Receivable Retained by Customers	$7,695	$7,125

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

The following tables present, for each of the hierarchy levels, the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013:

June 30, 2014 (in thousands)	Level 1	Level 2	Level 3
Assets:
Current Assets – Other:
Forward Energy Contracts	$--	$--	$2,733
Forward Gasoline Purchase Contracts		83
Money Market and Mutual Funds - Nonqualified Retirement Savings Plan	120
Investments:
Corporate Debt Securities – Held by Captive Insurance Company		7,274
U.S. Government Debt Securities – Held by Captive Insurance Company		1,264
Other Assets:
Money Market and Mutual Funds - Nonqualified Retirement Savings Plan	681
Total Assets	$801	$8,621	$2,733
Liabilities:
Derivative Liabilities - Forward Energy Contracts	$--	$--	$5,513
Total Liabilities	$--	$--	$5,513

December 31, 2013 (in thousands)	Level 1	Level 2	Level 3
Assets:
Current Assets – Other:
Forward Energy Contracts	$--	$--	$338
Forward Gasoline Purchase Contracts		62
Money Market and Mutual Funds - Nonqualified Retirement Savings Plan	110
Investments:
Corporate Debt Securities – Held by Captive Insurance Company		7,671
U.S. Government Debt Securities – Held by Captive Insurance Company		1,271
Other Assets:
Money Market and Mutual Funds - Nonqualified Retirement Savings Plan	866
Total Assets	$976	$9,004	$338
Liabilities:
Derivative Liabilities - Forward Energy Contracts	$--	$103	$11,679
Total Liabilities	$--	$103	$11,679

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

Fair values for OTP’s forward energy contracts with delivery points that are not at an active trading hub included in Level 3 of the fair value hierarchy in the table above as of June 30, 2014 and December 31, 2013, are based on prices indexed to observable prices at an active trading hub. Prices at illiquid trading points are based on a basis spread between that trading point and more liquid trading hub prices. These basis spreads are determined based on available market price information and the use of forward price curve models. The June 30, 2014 Level 3 forward electric basis spreads ranged from $0.00 to $7.28 per megawatt-hour under the active trading hub price. The weighted average price was $40.28 per megawatt-hour.

In the table above, the fair value of the Level 3 forward energy contracts in derivative asset and derivative liability positions as of June 30, 2014 are related to power purchase contracts where OTP intends to take or has taken physical delivery of the energy under the contract. When OTP takes physical delivery of the energy purchased under these contracts the costs incurred are subject to recovery in base rates and through fuel clause adjustments. Any derivative assets or liabilities and related gains or losses recorded as a result of the fair valuation of these power purchase contracts will not be realized and are 100% offset by regulatory liabilities and assets related to fuel clause adjustment treatment of purchased power costs. Therefore, the net impact of any recorded fair valuation gains or losses related to these contracts on the Company’s consolidated net income is $0 and the net income impact of any future fair valuation adjustments of these contracts will be $0. When energy is delivered under these contracts, they will be settled at the original contract price and any fair valuation gains or losses and related derivative assets or liabilities recorded over the life of the contracts will be reversed along with any offsetting regulatory liabilities or assets. Because of regulatory accounting treatment, any price volatility related to the fair valuation of these contracts had no impact on the Company’s reported consolidated net income for the three and six month periods ended June 30, 2014 and 2013.

The following table presents changes in Level 3 forward energy contract derivative asset and liability fair valuations for the six-month periods ended June 30, 2014 and 2013:

	Six Months Ended
	June 30,
(in thousands)	2014	2013
Forward Energy Contracts - Fair Values Beginning of Period	$(11,341)	$(17,782)
Less: Amounts Reversed on Settlement of Contracts Entered into in Prior Periods	1,161	3,776
Changes in Fair Value of Contracts Entered into in Prior Periods	7,400	1,851
Cumulative Fair Value Adjustments of Contracts Entered into in Prior Years at End of Period	(2,780)	(12,155)
Net Increase in Value of Open Contracts Entered into in Current Period	--	41
Forward Energy Contracts - Net Derivative Liability Fair Values End of Period	$(2,780)	$(12,114)

Inventories
Inventories consist of the following:

	June 30,	December 31,
(in thousands)	2014	2013
Finished Goods	$24,732	$20,649
Work in Process	11,251	9,942
Raw Material, Fuel and Supplies	46,715	42,090
Total Inventories	$82,698	$72,681

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

The following table summarizes changes to goodwill by business segment during 2014:

(in thousands)	Gross Balance December 31, 2013	Accumulated Impairments	Balance (net of impairments) December 31, 2013	Adjustments to Goodwill in 2014	Balance (net of impairments) June 30, 2014
Manufacturing	$12,186	$--	$12,186	$--	$12,186
Plastics	19,302	--	19,302	--	19,302
Construction	7,483	--	7,483	163	7,320
Total	$38,971	$--	$38,971	$163	$38,808

Intangible assets with finite lives are amortized over their estimated useful lives and reviewed for impairment in accordance with requirements under ASC 360-10-35, Property, Plant, and Equipment—Overall—Subsequent Measurement. The following table summarizes the components of the Company’s intangible assets at June 30, 2014 and December 31, 2013:

June 30, 2014 (in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Amortization Periods
Amortizable Intangible Assets:
Customer Relationships	$16,811	$5,359	$11,452	66-166 months
Other Intangible Assets	639	352	287	27 months
Total	$17,450	$5,711	$11,739

Indefinite-Lived Intangible Assets:
Trade Name	$1,100	--	$1,100

December 31, 2013 (in thousands)
Amortizable Intangible Assets:
Customer Relationships	$16,811	$4,935	$11,876	72-172 months
Other Intangible Assets Including Contracts	825	473	352	33 months
Total	$17,636	$5,408	$12,228
Indefinite-Lived Intangible Assets:
Trade Name	$1,100	--	$1,100

The amortization expense for these intangible assets was:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2014	2013	2014	2013
Amortization Expense – Intangible Assets	$244	$244	$488	$488

The estimated annual amortization expense for these intangible assets for the next five years is:

(in thousands)	2014	2015	2016	2017	2018
Estimated Amortization Expense – Intangible Assets	$977	$977	$945	$849	$849

Supplemental Disclosures of Cash Flow Information

	As of June 30,
(in thousands)	2014	2013
Noncash Investing Activities:
Accounts Payable Outstanding Related to Capital Additions1	$21,992	$14,935
Accounts Receivable Outstanding Related to Joint Plant Owner’s Share of Capital Additions2	$4,373	$--
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

Under the LSA, all development period costs of the Coyote Creek coal mine incurred during the development period will be recovered from the Coyote Station owners over the full term of the production period, which commences with the first delivery of coal to Coyote Station, scheduled for May 2016, by being included in the cost of production. The development fee and the capital charge incurred during the development period will be recovered from the Coyote Station owners over the first 52 months of the production period by being included in the cost of production during those months. OTP’s 35% share of development period costs, development fees and capital charges incurred by CCMC through June 30, 2014 is $13.0 million. In the event the contract is terminated because regulations or legislation render the burning of coal cost prohibitive and the assets worthless, OTP’s maximum exposure to loss as a result of its involvement with CCMC as of June 30, 2014 could be as high as $13.0 million.

Revisions to Presentation
Beginning with the Company’s 2013 Annual Report on Form 10-K, the Company is reporting revenues and costs related to the sale of products by its manufacturing and plastic pipe companies separately from the revenues and costs of its construction companies on the face of its consolidated statements of income. Its nonelectric revenues and cost of goods sold for the three and six month periods ended June 30, 2013 have been revised in a similar manner to be consistent with, and comparable to, the presentation of revenues and costs for the three and six month periods ended June 30, 2014. The change in presentation of 2013 nonelectric revenues and cost of goods sold had no effect on the Company’s reported consolidated revenues, costs, operating income or net income for the three and six month periods ended June 30, 2013.

New Accounting Standards

Accounting Standards Update (ASU) 2013-11
In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740) (ASC 740), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which requires an entity with unrecognized tax benefits to present the unrecognized tax benefits as a reduction to a deferred tax asset related to a net operating loss carryforward, a similar tax loss, or a tax credit carryforward when such net operating loss carryforward, similar tax loss, or tax credit carryforward is available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position. The ASU 2013-11 amendments to ASC 740 are effective for fiscal years beginning after December 15, 2013. The Company adopted the reporting requirements in ASU 2013-11 in the first quarter of 2014 on a prospective basis. The Company’s long-term deferred income tax reported on its June 30, 2014 consolidated balance sheet include $4.3 million of unrecognized tax benefits.

ASU 2014-09
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (ASC 606). ASC 606 is a comprehensive, principles-based accounting standard which amends current revenue recognition guidance with the objective of improving revenue recognition requirements by providing a single comprehensive model to determine the measurement of revenue and the timing of revenue recognition. ASC 606 also requires expanded disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.

ASU 2014-09 amendments to the ASC are effective for fiscal years beginning after December 15, 2016. Application methods permitted are: (1) full retrospective, (2) retrospective using one or more practical expedients and (3) retrospective with the cumulative effect of initial application recognized at the date of initial application. Early application of the ASU amendments is not permitted. The Company is currently reviewing ASU 2014-09, identifying key impacts to its businesses, reviewing revenue streams and contracts to determine areas where the amendments in ASU 2014-09 will be applicable and evaluating transition options.

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

Manufacturing consists of businesses in the following manufacturing activities: contract machining, metal parts stamping and fabrication, and production of material and handling trays, horticultural containers and produce packaging. These businesses have manufacturing facilities in Illinois and Minnesota and sell products primarily in the United States.

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

The following table presents the percent of consolidated sales revenue by country:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
United States of America	96.1%	97.6%	96.8%	97.7%
Mexico	2.6%	1.2%	2.3%	1.2%
Canada	1.1%	1.1%	0.8%	1.0%
All Other Countries (none greater than 0.06%)	0.2%	0.1%	0.1%	0.1%

The Company evaluates the performance of its business segments and allocates resources to them based on earnings contribution and return on total invested capital. Information for the business segments for the three and six months ended June 30, 2014 and 2013 and total assets by business segment as of June 30, 2014 and December 31, 2013 are presented in the following tables:

Operating Revenue

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2014	2013	2014	2013
Electric	$92,911	$82,862	$211,999	$183,872
Manufacturing	53,370	49,793	108,805	102,959
Plastics	48,090	44,761	88,573	82,161
Construction	40,247	34,994	65,753	61,419
Intersegment Eliminations	(7)	(21)	(47)	(68)
Total	$234,611	$212,389	$475,083	$430,343

Interest Charges

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2014	2013	2014	2013
Electric	$6,059	$4,264	$11,138	$9,072
Manufacturing	813	816	1,621	1,631
Plastics	274	256	521	504
Construction	169	110	269	217
Corporate and Intersegment Eliminations	312	1,431	673	2,433
Total	$7,627	$6,877	$14,222	$13,857

Income Taxes

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2014	2013	2014	2013
Electric	$(992)	$(817)	$4,758	$3,265
Manufacturing	1,336	1,373	3,007	3,591
Plastics	2,114	2,627	4,247	5,230
Construction	1,238	20	829	(703)
Corporate	(2,210)	(1,109)	(3,067)	(3,403)
Total	$1,486	$2,094	$9,774	$7,980

Earnings (Loss) Available for Common Shares

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2014	2013	2014	2013
Electric	$5,242	$3,583	$21,895	$15,514
Manufacturing	2,300	2,045	5,196	5,363
Plastics	3,433	3,925	6,893	7,812
Construction	1,853	24	1,233	(1,068)
Corporate	(2,844)	(2,073)	(3,871)	(5,396)
Discontinued Operations	9	197	77	326
Total	$9,993	$7,701	$31,423	$22,551

Identifiable Assets

	June 30,	December 31,
(in thousands)	2014	2013
Electric	$1,352,535	$1,290,416
Manufacturing	125,870	119,302
Plastics	95,011	76,853
Construction	54,820	49,440
Corporate	54,228	59,970
Discontinued Operations	10	38
Total	$1,682,474	$1,596,019

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

The Big Stone South – Brookings Project—This is a planned 345 kiloVolt (kV) transmission line that will extend approximately 70 miles between a proposed substation near Big Stone City, South Dakota and the Brookings County Substation near Brookings, South Dakota. OTP and Xcel Energy jointly developed this project. MISO approved this project as an MVP under the MISO Tariff in December 2011. A Notice of Intent to Construct Facilities (NICF) was filed with the SDPUC on February 29, 2012. This line is expected to be in service in 2017. The SDPUC approved the certification for the northern portion of the route on April 9, 2013. The SDPUC granted OTP and Xcel Energy approval of a route permit for the southern portion of the Big Stone South - Brookings line on February 18, 2014. On August 1, 2014 OTP and Xcel Energy entered into agreements to construct the project.

The Big Stone South – Ellendale Project—This is a proposed 345 kV transmission line that will extend 160 to 170 miles between a proposed substation near Big Stone City, South Dakota and a proposed substation near Ellendale, North Dakota. OTP is jointly developing this project with Montana-Dakota Utilities Co., a Division of MDU Resources Group, Inc. (MDU).  MISO approved this project as an MVP under the MISO Tariff in December 2011. OTP and MDU jointly filed an NICF with the SDPUC in March of 2012. On August 25, 2013 the NDPSC granted Certificates of Public Convenience and Necessity to OTP and MDU for the ten miles of the proposed line to be built in North Dakota. On July 10, 2014 the NDPSC approved a Certificate of Corridor Compatibility and a route permit for the North Dakota section of the proposed line. A joint route permit application was filed on August 23, 2013 with the SDPUC. The SDPUC is expected to take formal action on the route permit application in August 2014.

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

The Fargo Project—All major permits have been received from state regulatory bodies and project agreements have been signed for the construction of the Fargo Project. The Monticello to St. Cloud portion of the Fargo Project was placed into service on December 21, 2011. The St. Cloud to Alexandria portion of the Fargo Project was placed into service on April 23, 2014. Construction is underway for the remaining portions of the project, which are expected to be in service in 2015.

The Brookings Project—All major permits have been received from state regulatory bodies and project agreements have been signed for the construction of the Brookings Project. The MISO also granted unconditional approval of the Brookings Project as an MVP under the MISO Tariff in December 2011. The first phase of the 250 mile Brookings Project was energized in March 2014. Additional segments of the line were energized in April 2014. The entire project is expected to be in service in 2015.

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

OTP is currently in the process of constructing the BART-compliant AQCS at Big Stone Plant for a current projected cost of approximately $384 million (OTP’s 53.9% share would be $207 million) with an expected commercial operation date of October 2015. OTP’s share of AQCS construction expenditures incurred through June 30, 2014 is $128 million.

Big Stone II Project—On June 30, 2005 OTP and a coalition of six other electric providers entered into several agreements for the development of a second electric generating unit, named Big Stone II, at the site of the existing Big Stone Plant near Milbank, South Dakota. On September 11, 2009 OTP announced its withdrawal—both as a participating utility and as the project’s lead developer—from Big Stone II. On November 2, 2009, the remaining Big Stone II participants announced the cancellation of the Big Stone II project. OTP requested jurisdictional recovery in Minnesota, North Dakota and South Dakota of amounts it had invested in the Big Stone II Project at the time of its withdrawal, discussed below under the respective jurisdictional sections of this note.

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

The costs for three major wind farms previously approved by the MPUC for recovery through OTP’s Minnesota Renewable Resource Adjustment (MNRRA) were moved to base rates as of October 1, 2011 under the MPUC’s April 25, 2011 general rate case order with the exception of the remaining balance of the MNRRA regulatory asset. The MNRRA rate continued to collect the remaining regulatory asset balance through April 30, 2013, when the balance was estimated to be very near zero. On April 4, 2013 the MPUC authorized that any remaining unrecovered balance be retained as a regulatory asset to be recovered in OTP’s next general rate case. Effective May 1, 2013 the resource adjustment on OTP’s Minnesota customers’ bills no longer includes MNRRA costs.

Conservation Improvement Programs—Under Minnesota law, every regulated public utility that furnishes electric service must make annual investments and expenditures in energy conservation improvements, or make a contribution to the state’s energy and conservation account, in an amount equal to at least 1.5% of its gross operating revenues from service provided in Minnesota. The Next Generation Energy Act of 2007 transitioned from a conservation spending goal to a conservation energy savings goal in 2010.

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

In December 2012, the MPUC ordered a change in the MNCIP cost recovery methodology used by OTP from a percentage of a customer’s bill to an amount per kilowatt-hour (kwh) consumed. On January 1, 2013 OTP’s MNCIP surcharge decreased from 3.8% of the customer’s bill to $0.00142 per kwh, which equates to approximately 1.9% of a customer’s bill. On October 10, 2013 the MPUC approved OTP’s 2012 financial incentive request for $2.7 million as well as its request for an updated surcharge rate to be implemented on November 1, 2013. OTP recognized $3.9 million in MNCIP financial incentives in 2013 related to the results of its conservation improvement programs in Minnesota in 2013. On April 1, 2014 OTP submitted its annual 2013 financial incentive filing request for $4.0 million along with a request for an updated surcharge rate. The MNDOC issued comments on July 8, 2014. A decision by the MPUC is expected in the third quarter of 2014.

OTP had a regulatory asset of $7.7 million for allowable costs and financial incentives eligible for recovery through the MNCIP rider that had not been billed to Minnesota customers as of June 30, 2014. OTP recognized revenue for Minnesota conservation costs and incentives earned totaling $1.5 million in the three month period ended June 30, 2014, compared with $1.7 million in the three month period ended June 30, 2013, and $3.0 million in the six month period ended June 30, 2014, compared with $3.3 million in the six month period ended June 30, 2013.

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

On May 24, 2012 OTP filed a petition with the MPUC to seek a determination of eligibility for the inclusion of twelve additional transmission related projects in subsequent Minnesota TCR rider filings. On February 20, 2013 the MPUC approved three of the additional projects as eligible for recovery through the TCR rider. OTP filed its annual update to the TCR rider on February 7, 2013 to include the three new projects as well as updated costs associated with existing projects. In a written order issued on March 10, 2014, the MPUC approved OTP’s 2013 TCR rider update but disallowed recovery of capitalized internal costs, costs in excess of CON estimates and a carrying charge in the TCR rider. These items were removed from OTP’s Minnesota TCR rider effective March 1, 2014. OTP will be allowed to seek recovery of these costs in a future rate case. In response to the MPUC approval of OTP’s annual TCR update, OTP submitted a compliance filing in April 2014 reflecting the TCR rider revenue requirements changes relating to the MPUC’s ruling and requesting no rate change be implemented at the time. The MPUC approved OTP’s compliance filing on June 19, 2014. OTP filed its 2014 annual update on May 1, 2014 with a proposed implementation date of July 1, 2014. The MNDOC was granted an extension through August 1, 2014 to issue comments on the 2014 update.

OTP had a regulatory asset of $2.1 million for amounts eligible for recovery through the Minnesota TCR rider that had not been billed to Minnesota customers as of June 30, 2014. OTP recognized revenue for amounts eligible for recovery through the Minnesota TCR rider of $1.8 million in the three month period ended June 30, 2014, compared with $1.1 million in the three month period ended June 30, 2013, and $4.1 million in the six month period ended June 30, 2014, compared with $2.2 million in the six month period ended June 30, 2013.

Environmental Cost Recovery (ECR) Rider—In a written order issued on January 23, 2012 the MPUC granted OTP’s petition for Advance Determination of Prudence (ADP) for costs associated with the design, construction and operation of the BART-compliant AQCS at Big Stone Plant attributable to serving OTP’s Minnesota customers. On May 24, 2013 legislation was enacted in Minnesota which allowed OTP to file an emission-reduction rider for recovery of the revenue requirements of the AQCS. The legislation authorizes the rider to allow a current return on investment (including CWIP) at the level approved in OTP’s most recent general rate case, unless a different return is determined by the MPUC to be in the public interest. On December 18, 2013 the MPUC granted approval of OTP’s Minnesota ECR rider for recovery of OTP’s Minnesota jurisdictional share of the revenue requirements of its investment in the Big Stone Plant AQCS effective January 1, 2014. The ECR rider recoverable revenue requirements include a current return on the project’s CWIP balance at the level approved in OTP’s most recent general rate case. The rate charged to customers will be updated in an annual filing with the MPUC until the costs are rolled into base rates at an undetermined future date. OTP filed its 2014 annual update on July 31, 2014 with a proposed implementation date of October 1, 2014.

OTP had a regulatory asset of $0.2 million for amounts eligible for recovery through the Minnesota ECR rider that had not been billed to Minnesota customers as of June 30, 2014. OTP recognized revenue for amounts eligible for recovery through the Minnesota ECR rider in the three and six month periods ended June 30, 2014 of $1.7 million and $3.5 million, respectively.

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

Approximately $0.4 million of the total Minnesota jurisdictional share of Big Stone II transmission costs were transferred to the Big Stone South - Brookings MVP in the first quarter of 2013. The remaining transmission costs, along with accumulated Allowance for Funds Used During Construction (AFUDC), were transferred from CWIP to the Big Stone II Unrecovered Project Costs – Minnesota regulatory asset account in May 2013, based on recovery granted in the April 25, 2011 order. Because OTP will not earn a return on these deferred costs over their anticipated recovery period, the recoverable amount of approximately $3.5 million was discounted to its present value using OTP’s incremental borrowing rate. In May 2013, OTP recorded a charge of $0.7 million related to the discount in accordance with ASC 980 accounting requirements. In June 2014, OTP recorded an additional discount of $0.3 million to reflect changes in the end date of the anticipated recovery period from September 2020 to December 2022.

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

OTP had a net regulatory liability of $1.3 million as of June 30, 2014 for amounts billed to North Dakota customers that were subject to refund through the NDRRA rider. OTP recognized revenue for amounts eligible for recovery through the NDRRA rider of $2.0 million in the three month period ended June 30, 2014, compared with $2.2 million in the three month period ended June 30, 2013, and $3.5 million in the six month period ended June 30, 2014, compared with $4.5 million in the six month period ended June 30, 2013.

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

OTP had a regulatory asset of $0.4 million for amounts eligible for recovery through the North Dakota TCR rider that had not been billed to North Dakota customers as of June 30, 2014. OTP recognized revenue for amounts eligible for recovery through the North Dakota TCR rider of $1.7 million in the three month period ended June 30, 2014, compared with $0.9 million in the three month period ended June 30, 2013, and $3.2 million in the six month period ended June 30, 2014, compared with $1.7 million in the six month period ended June 30, 2013.

Environmental Cost Recovery Rider—On May 9, 2012 the NDPSC approved OTP’s application for an ADP related to the Big Stone Plant AQCS. On February 8, 2013 OTP filed a request with the NDPSC for an ECR rider to recover OTP’s North Dakota jurisdictional share of the revenue requirements associated with its investment in the Big Stone Plant AQCS. On December 18, 2013 the NDPSC approved OTP’s North Dakota ECR rider based on revenue requirements through the 2013 calendar year and thereafter, with rates effective for bills rendered on or after January 1, 2014. On March 31, 2014 OTP filed its annual update to its North Dakota ECR rider rate with a proposed implementation date of July 1, 2014. The update included a request to increase the ECR rider rate from 4.319% of base rates to 7.531% of base rates. On July 10, 2014 the NDPSC approved OTP’s 2014 ECR rider annual update request with an August 1, 2014 implementation date.

OTP had a regulatory asset of $2.2 million as of June 30, 2014 for amounts eligible for recovery through the North Dakota ECR rider that had not been billed to North Dakota customers as of June 30, 2014. OTP recognized revenue for amounts eligible for recovery through the North Dakota ECR rider of $1.5 million in the three month period ended June 30, 2014, compared with ($0.3) million in the three month period ended June 30, 2013, and $3.0 million in the six month period ended June 30, 2014, compared with $0.4 million in the six month period ended June 30, 2013.

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

OTP included in its total recovery amount a carrying charge of approximately $0.3 million on the North Dakota share of Big Stone II generation costs for the period from September 1, 2009 through the date the recovery of costs begins based on OTP’s average 2009 AFUDC rate of 7.65%. Because OTP will not earn a return on these deferred costs over the 36-month recovery period, the recoverable amount of $4.3 million was discounted to its then present value of $3.9 million using OTP’s incremental borrowing rate, in accordance with ASC 980 accounting requirements. The North Dakota portion of Big Stone II generation costs was recovered over a 36-month period which began on August 1, 2010.

The North Dakota jurisdictional share of Big Stone II costs incurred by OTP related to transmission was $1.1 million. Approximately $0.3 million of the total North Dakota jurisdictional share of Big Stone II transmission costs were transferred to the Big Stone South - Brookings MVP during the first quarter of 2013. On July 30, 2013 the NDPSC approved OTP’s request to continue the Big Stone II cost recovery rates for an additional eight months through March 31, 2014 to recover the remaining North Dakota share of Big Stone II transmission-related costs plus accrued AFUDC totaling $1.0 million. As of April 1, 2014 North Dakota customer’s bills no longer include a charge for North Dakota share of Big Stone II costs. OTP had a regulatory liability of $0.1 million as of June 30, 2014 for amounts billed to North Dakota customers that will be subject to refund through the North Dakota TCR rider’s annual update. The North Dakota TCR rider annual update request is expected to be filed by September 1, 2014.

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

OTP had a regulatory asset of $0.1 million for amounts eligible for recovery through the South Dakota TCR rider that had not been billed to South Dakota customers as of June 30, 2014. OTP recognized revenue for amounts eligible for recovery through the South Dakota TCR rider of $0.4 million in the three month period ended June 30, 2014, compared with $0.3 million in the three month period ended June 30, 2013, and $0.7 million in the six month period ended June 30, 2014, compared with $0.3 million in the six month period ended June 30, 2013.

Environmental Cost Recovery Rider—On March 30, 2012 OTP requested approval from the SDPUC for an ECR rider to recover costs associated with the Big Stone Plant AQCS. On April 17, 2013 OTP filed a request to either suspend or withdraw this filing. The SDPUC approved withdrawing this filing on April 23, 2013. Instead of receiving rider recovery on the portion of AQCS construction costs assignable to OTP’s South Dakota customers while the project is under construction, OTP will accrue AFUDC on these costs and request recovery of, and a return on, the accumulated costs, including AFUDC, in a future rate filing in South Dakota.

Big Stone II Cost Recovery—OTP requested recovery of the South Dakota portion of its Big Stone II development costs over a five-year period as part of its general rate case filed in South Dakota on August 20, 2010. In the first quarter of 2011, the SDPUC approved recovery of the South Dakota portion of Big Stone II generation development costs totaling approximately $1.0 million from South Dakota ratepayers over a ten-year period beginning in February 2011 with the implementation of interim rates. OTP is allowed to earn a return on the amount subject to recovery over the ten-year recovery period. Therefore, the South Dakota settlement amount is not discounted. OTP transferred the South Dakota portion of the remaining Big Stone II transmission costs to CWIP, with such costs subject to AFUDC and recovery in future FERC-approved MISO rates or retail rates. On July 31, 2012 the SDPUC approved the transfer of the Big Stone II transmission route permits to OTP.

A portion of the Big Stone II transmission costs were transferred out of CWIP in February 2013 to be included within the Big Stone South - Brookings MVP. On March 28, 2013, OTP filed a petition with the SDPUC requesting deferred accounting for the remaining unrecovered Big Stone II Transmission costs until OTP’s next South Dakota general rate case. The petition was approved by the SDPUC on April 23, 2013 and in May 2013 OTP transferred the remaining South Dakota jurisdictional portion of unrecovered Big Stone II transmission costs plus accumulated AFUDC totaling $0.2 million from CWIP to the Big Stone II Unrecovered Project Costs – South Dakota regulatory asset accounts, which had a combined balance of $0.9 million on June 30, 2014.

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

United States Environmental Protection Agency (EPA) Cross-State Air Pollution Rule (CSAPR)
On April 29, 2014 the U.S. Supreme Court issued its opinion in litigation concerning EPA’s CSAPR, reversing the August 21, 2012 decision of the U.S. Court of Appeals for the D.C. Circuit that had vacated CSAPR. The Supreme Court’s opinion does not remove or otherwise address the D.C. Circuit’s December 30, 2011 order staying CSAPR. CSAPR was remanded to the D.C. Circuit for further proceedings, where the United States has moved the court lift the previously–entered stay. Oppositions to the motion to lift the stay were due July 31, 2014. A ruling on the motion is expected in August 2014. Therefore, at this time, implementation and compliance dates for the rule are unknown.

The CSAPR rule that was vacated in 2012 would have applied to OTP’s Solway gas peaking plant and the Hoot Lake coal-fired plant in Minnesota. The primary impact of the rule would have been for Hoot Lake Plant to acquire sulfur dioxide (SO2) allowances to continue operating at historical levels. Based on Hoot Lake’s historical generation and EPA’s predicted allowance costs at the time of the 2012 rule, CSAPR would have resulted in annual SO2 allowance purchase costs of approximately $1.0 million. At this time, the future impact of CSAPR is unknown.

EPA Proposed Carbon Dioxide (CO2) Emissions Standards and Guidelines
On January 8, 2014, the EPA published proposed standards of performance for CO2 emissions from new fossil fuel-fired power plants, based on implementation of partial carbon capture and storage for coal-fired units and natural gas combined cycle technology for gas-fired units. On June 18, 2014 the EPA published proposed CO2 emission guidelines for existing fossil fuel-fired power plants, based on a combination of heat-rate improvements, re-dispatch of electricity to lower-emitting natural gas units or non-emitting renewable energy and nuclear units, and demand-side energy efficiency measures. At the same time, the EPA published separate CO2 emission standards for reconstructed and modified fossil fuel-fired power plants essentially requiring that such plants install modern technology, when modifying or reconstructing, to reduce their emissions. The EPA plans to issue final rules for each of these proposals by July 2015. For existing sources, states would then be required to develop and submit plans, either individually or with other states, spelling out how they will achieve the individualized, reduced CO2 emission rates that the EPA has identified. Those state plans are due by July 2016. The EPA is proposing to allow, upon reasonable request, one-year extensions for states proposing individual plans and two-year extensions for states proposing to submit multi-state plans.

OTP is participating with other stakeholders in efforts to shape the final performance standards for new, modified and reconstructed, and existing power plants both at the federal level and, where applicable, at the state level. It is not possible to determine, at this time, the potential impact to OTP of these future regulations on new, modified or reconstructed, or existing sources.

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

	June 30, 2014			Remaining Recovery/
(in thousands)	Current	Long-Term	Total	Refund Period
Regulatory Assets:
Prior Service Costs and Actuarial Losses on Pensions and Other Postretirement Benefits1	$3,992	$53,063	$57,055	see note
Conservation Improvement Program Costs and Incentives2	2,668	5,134	7,802	24 months
Deferred Marked-to-Market Losses1	2,615	2,898	5,513	54 months
Accumulated ARO Accretion/Depreciation Adjustment1	--	4,915	4,915	asset lives
Big Stone II Unrecovered Project Costs – Minnesota1	575	3,443	4,018	102 months
MISO Schedule 26/26A Transmission Cost Recovery Rider True-up1	1,986	1,555	3,541	24 months
Debt Reacquisition Premiums1	358	2,066	2,424	219 months
Deferred Income Taxes1	--	2,221	2,221	asset lives
North Dakota Environmental Cost Recovery Rider Accrued Revenues2	2,173	--	2,173	12 months
Minnesota Transmission Rider Accrued Revenues2	1,076	1,012	2,088	24 months
Recoverable Fuel and Purchased Power Costs1	1,849	--	1,849	12 months
Big Stone II Unrecovered Project Costs – South Dakota2	100	793	893	107 months
North Dakota Renewable Resource Rider Accrued Revenues2	392	--	392	12 months
North Dakota Transmission Rider Accrued Revenues2	368	--	368	12 months
Minnesota Environmental Cost Recovery Rider Accrued Revenues2	178	--	178	12 months
South Dakota Transmission Rider Accrued Revenues2	93	--	93	12 months
Minnesota Renewable Resource Rider Accrued Revenues2	--	68	68	see note
Total Regulatory Assets	$18,423	$77,168	$95,591
Regulatory Liabilities:
Accumulated Reserve for Estimated Removal Costs – Net of Salvage	$--	$72,497	$72,497	asset lives
Deferred Marked-to-Market Gains	614	2,119	2,733	50 months
Deferred Income Taxes	--	1,778	1,778	asset lives
North Dakota Renewable Resource Rider Accrued Refund	--	1,662	1,662	21 months
Revenue for Rate Case Expenses Subject to Refund – Minnesota	--	536	536	see note
Big Stone II Over Recovered Project Costs – North Dakota	144	--	144	2 months
Deferred Gain on Sale of Utility Property – Minnesota Portion	6	103	109	234 months
South Dakota – Nonasset-Based Margin Sharing Excess	26	--	26	12 months
Total Regulatory Liabilities	$790	$78,695	$79,485
Net Regulatory Asset (Liability) Position	$17,633	$(1,527)	$16,106
1Costs subject to recovery without a rate of return. 2Amount eligible for recovery under an alternative revenue program which includes an incentive or rate of return.

	December 31, 2013			Remaining Recovery/
(in thousands)	Current	Long-Term	Total	Refund Period
Regulatory Assets:
Prior Service Costs and Actuarial Losses on Pensions and Other Postretirement Benefits1	$4,095	$55,012	$59,107	see note
Deferred Marked-to-Market Losses1	3,008	8,674	11,682	60 months
Conservation Improvement Program Costs and Incentives2	4,945	3,959	8,904	18 months
Accumulated ARO Accretion/Depreciation Adjustment1	--	4,646	4,646	asset lives
Big Stone II Unrecovered Project Costs – Minnesota1	558	3,967	4,525	81 months
MISO Schedule 26/26A Transmission Cost Recovery Rider True-up1	1,351	1,753	3,104	24 months
Debt Reacquisition Premiums1	351	2,241	2,592	225 months
North Dakota Environmental Cost Recovery Rider Accrued Revenues2	2,331	--	2,331	12 months
Deferred Income Taxes1	--	1,805	1,805	asset lives
Big Stone II Unrecovered Project Costs – South Dakota2	101	843	944	113 months
North Dakota Renewable Resource Rider Accrued Revenues2	--	762	762	15 months
Recoverable Fuel and Purchased Power Costs1	760	--	760	12 months
Big Stone II Unrecovered Project Costs – North Dakota1	375	--	375	3 months
Minnesota Renewable Resource Rider Accrued Revenues2	--	68	68	see note
South Dakota Transmission Rider Accrued Revenues2	32	--	32	12 months
Deferred Holding Company Formation Costs1	27	--	27	6 months
General Rate Case Recoverable Expenses – South Dakota1	6	--	6	1 month
Total Regulatory Assets	$17,940	$83,730	$101,670
Regulatory Liabilities:
Accumulated Reserve for Estimated Removal Costs – Net of Salvage	$--	$71,454	$71,454	asset lives
Deferred Income Taxes	--	1,960	1,960	asset lives
Minnesota Transmission Rider Accrued Refund	670	--	670	12 months
Revenue for Rate Case Expenses Subject to Refund – Minnesota	--	289	289	see note
North Dakota Renewable Resource Rider Accrued Refund	261	--	261	12 months
North Dakota Transmission Rider Accrued Refund	215	--	215	12 months
Deferred Marked-to-Market Gains	6	117	123	56 months
Deferred Gain on Sale of Utility Property – Minnesota Portion	5	106	111	240 months
South Dakota – Nonasset-Based Margin Sharing Excess	38	--	38	12 months
Total Regulatory Liabilities	$1,195	$73,926	$75,121
Net Regulatory Asset Position	$16,745	$9,804	$26,549
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

All Deferred Marked-to-Market Gains and Losses recorded as of June 30, 2014 are related to forward purchases of energy scheduled for delivery through December 2018.

The Accumulated ARO Accretion/Depreciation Adjustment will accrete and be amortized over the lives of property with asset retirement obligations.

Big Stone II Unrecovered Project Costs – Minnesota are the Minnesota share of generation and transmission plant-related costs incurred by OTP related to its participation in the abandoned Big Stone II generation project.

MISO Schedule 26/26A Transmission Cost Recovery Rider True-up relates to the over/under collection of revenue based on comparison of the expected versus actual construction on eligible projects in the period. The true-up also includes the state jurisdictional portion of MISO Schedule 26/26A for regional transmission cost recovery that was included in the calculation of the state transmission riders and subsequently adjusted to reflect actual billing amounts in the schedule. The June 30, 2014 balance is being amortized on a straight-line basis over two consecutive 12-month periods that began in January 2014.

Debt Reacquisition Premiums are being recovered from OTP customers over the remaining original lives of the reacquired debt issues, the longest of which is 219 months.

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

Minnesota Transmission Rider Accrued Revenues relate to revenues earned on qualifying transmission system facilities that have not been billed to Minnesota customers as of June 30, 2014.

Big Stone II Unrecovered Project Costs – South Dakota are the South Dakota share of generation and transmission plant-related costs incurred by OTP related to its participation in the abandoned Big Stone II generation project.

North Dakota Renewable Resource Rider Accrued Revenues relate to revenues earned on qualifying renewable resource costs incurred to serve North Dakota customers that have not been billed to North Dakota customers as of June 30, 2014.

North Dakota Transmission Rider Accrued Revenues relate to revenues earned on qualifying transmission system facilities that have not been billed to North Dakota customers as of June 30, 2014.

Minnesota Environmental Cost Recovery Rider Accrued Revenues relate to a return granted on the Minnesota share of amounts invested in the construction of the Big Stone Plant AQCS project, net of amounts billed under the rider.

South Dakota Transmission Rider Accrued Revenues relate to revenues earned for qualifying transmission system facilities and operating costs incurred to serve South Dakota customers net of transmission revenues that have not been billed to South Dakota customers as of June 30, 2014.

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

The North Dakota Renewable Resource Rider Accrued Refund relates to amounts collected for qualifying renewable resource costs incurred to serve North Dakota customers that are refundable to North Dakota customers as of June 30, 2014.

Revenue for Rate Case Expenses Subject to Refund – Minnesota relate to revenues collected under general rates to recover   costs related to prior rate case proceedings in excess of the actual costs incurred, which are subject to refund.

Big Stone II Over Recovered Project Costs – North Dakota represent amounts collected from North Dakota customers in excess of the North Dakota share of generation and transmission plant-related costs incurred by OTP related to its participation in the abandoned Big Stone II generation project. The June 30, 2014 liability will be refunded to North Dakota customers through an adjustment to revenue requirements under the North Dakota TCR rider.

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

As of June 30, 2014 OTP had no net unrealized gains on open forward contracts for the purchase or sale of electricity. Market prices used to value OTP’s forward contracts for the purchases and sales of electricity and electricity generating capacity are determined by survey of counterparties or brokers used by OTP’s power services’ personnel responsible for contract pricing, as well as prices gathered from daily settlement prices published by the Intercontinental Exchange and CME Globex. For certain contracts, prices at illiquid trading points are based on a basis spread between that trading point and more liquid trading hub prices. These basis spreads are determined based on available market price information and the use of forward price curve models. The fair value measurements of these forward energy contracts fall into Level 3 of the fair value hierarchy set forth in ASC 820.

The following tables show the effect of marking to market forward contracts for the purchase and sale of electricity and the location and fair value amounts of the related derivatives reported on the Company’s consolidated balance sheets as of June 30, 2014 and December 31, 2013, and the change in the Company’s consolidated balance sheet position from December 31, 2013 to June 30, 2014 and December 31, 2012 to June 30, 2013:

(in thousands)	June 30, 2014	December 31, 2013
Current Asset – Marked-to-Market Gain	$2,733	$338
Regulatory Asset – Current Deferred Marked-to-Market Loss	2,615	3,008
Regulatory Asset – Long-Term Deferred Marked-to-Market Loss	2,898	8,674
Total Assets	8,246	12,020
Current Liability – Marked-to-Market Loss	(5,513)	(11,782)
Regulatory Liability – Current Deferred Marked-to-Market Gain	(614)	(6)
Regulatory Liability – Long-Term Deferred Marked-to-Market Gain	(2,119)	(117)
Total Liabilities	(8,246)	(11,905)
Net Fair Value of Marked-to-Market Energy Contracts	$--	$115

(in thousands)	Year-to-Date June 30, 2014	Year-to-Date June 30, 2013
Cumulative Fair Value Adjustments Included in Earnings - Beginning of Year	$115	$49
Less: Amounts Realized on Settlement of Contracts Entered into in Prior Periods	(72)	(49)
Changes in Fair Value of Contracts Entered into in Prior Periods	(43)	--
Cumulative Fair Value Adjustments in Earnings of Contracts Entered into in Prior Years at End of Period	--	--
Changes in Fair Value of Contracts Entered into in Current Period	--	40
Cumulative Fair Value Adjustments Included in Earnings - End of Period	$--	$40

The following realized and unrealized net gains and losses on forward energy contracts are included in electric operating revenues on the Company’s consolidated statements of income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2014	2013	2014	2013
Net (Losses) Gains on Forward Electric Energy Contracts	$(9)	$28	$(13)	$254

OTP has credit risk associated with the nonperformance or nonpayment by counterparties to its forward energy and capacity purchases and sales agreements. The Company has established guidelines and limits to manage credit risk associated with wholesale power and capacity purchases and sales. Specific limits are determined by a counterparty’s financial strength.

The following table provides information on OTP’s credit risk exposure on delivered and marked-to-market forward contracts as of June 30, 2014 and December 31, 2013:

	June 30, 2014		December 31, 2013
(in thousands)	Exposure	Counterparties	Exposure	Counterparties
Net Credit Risk on Forward Energy Contracts	$503	2	$856	3
Net Credit Risk to Single Largest Counterparty	$395		$530

OTP had a net credit risk exposure to two counterparties with investment grade credit ratings. OTP had no exposure at June 30, 2014 or December 31, 2013 to counterparties with credit ratings below investment grade. Counterparties with investment grade credit ratings have minimum credit ratings of BBB- (Standard & Poor’s), Baa3 (Moody’s) or BBB- (Fitch). The credit risk exposures include net amounts due to OTP on receivables/payables from completed transactions billed and unbilled plus marked-to-market gains on forward contracts for the purchase of gasoline scheduled for settlement subsequent to June 30, 2014. Individual counterparty exposures are offset according to legally enforceable netting arrangements. However, the Company does not net offsetting payables and receivables or derivative assets and liabilities under legally enforceable netting arrangements on the face of its consolidated balance sheet. The amounts of derivative asset and derivative liability balances that were subject to legally enforceable netting arrangements as of June 30, 2014 and December 31, 2013 are indicated in the following table:

(in thousands)	June 30, 2014	December 31, 2013
Derivative assets subject to legally enforceable netting arrangements	$2,816	$400
Derivative liabilities subject to legally enforceable netting arrangements	(5,513)	(11,782)
Net balance subject to legally enforceable netting arrangements	$(2,697)	$(11,382)

The following table provides a breakdown of OTP’s credit risk standing on forward energy contracts in marked-to-market loss positions as of June 30, 2014 and December 31, 2013:

Current Liability – Marked-to-Market Loss (in thousands)	June 30, 2014	December 31, 2013
Loss Contracts Covered by Deposited Funds or Letters of Credit	$--	$--
Contracts Requiring Cash Deposits if OTP’s Credit Falls Below Investment Grade1	5,513	11,679
Loss Contracts with No Ratings Triggers or Deposit Requirements	--	103
Total Current Liability – Marked-to-Market Loss	$5,513	$11,782
1Certain OTP derivative energy contracts contain provisions that require an investment grade credit rating from each of the major credit rating agencies on OTP’s debt. If OTP’s debt ratings were to fall below investment grade, the counterparties to these forward energy contracts could request the immediate deposit of cash to cover contracts in net liability positions.

Contracts Requiring Cash Deposits if OTP’s Credit Falls Below Investment Grade	$5,513	$11,679
Offsetting Gains with Counterparties under Master Netting Agreements	(2,733)	(117)
Reporting Date Deposit Requirement if Credit Risk Feature Triggered	$2,780	$11,562

6. Reconciliation of Common Shareholders’ Equity, Common Shares and Earnings Per Share

Reconciliation of Common Shareholders’ Equity

(in thousands)	Par Value, Common Shares	Premium on Common Shares	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Common Equity
Balance, December 31, 2013	$181,358	$255,759	$99,441	$(1,728)	$534,830
Common Stock Issuances, Net of Expenses	1,861	6,878			8,739
Common Stock Retirements	(102)	(357)			(459)
Net Income			31,423		31,423
Other Comprehensive Income				62	62
Tax Benefit – Stock Compensation		32			32
Employee Stock Incentive Plans Expense		736			736
Common Dividends ($0.605 per share)			(22,030)		(22,030)
Balance, June 30, 2014	$183,117	$263,048	$108,834	$(1,666)	$553,333

Common Shares
In 2014, the Company began issuing shares to meet the requirements of its Automatic Dividend Reinvestment and Share Purchase Plan, Employee Stock Purchase Plan and Employee Stock Ownership Plan, rather than purchasing shares in the open market. Following is a reconciliation of the Company’s common shares outstanding from December 31, 2013 through June 30, 2014:

Common Shares Outstanding, December 31, 2013	36,271,696
Issuances:
Automatic Dividend Reinvestment and Share Purchase Plan:
Dividends Reinvested	88,237
Cash Invested	42,071
At-the-Market Offering	86,909
Employee Stock Purchase Plan:
Cash Invested	19,661
Dividends Reinvested	12,512
Restricted Stock Issued to Employees	26,700
Employee Stock Ownership Plan	22,650
Executive Stock Performance Awards (2011-2013 shares earned)	22,630
Stock Options Exercised	19,150
Restricted Stock Issued to Directors	16,800
Vesting of Restricted Stock Units	14,305
Directors Deferred Compensation	498
Retirements:
Shares Withheld for Individual Income Tax Requirements	(16,127)
Forfeiture of Unvested Restricted Stock	(4,375)
Common Shares Outstanding, June 30, 2014	36,623,317

Earnings Per Share
The numerator used in the calculation of both basic and diluted earnings per common share is earnings available for common shares with no adjustments for the three and six month periods ended June 30, 2014 and 2013. The denominator used in the calculation of basic earnings per common share is the weighted average number of common shares outstanding during the period excluding nonvested restricted shares granted to the Company’s directors and employees, which are considered contingently returnable and not outstanding for the purpose of calculating basic earnings per share. The denominator used in the calculation of diluted earnings per common share is derived by adjusting outstanding shares for the following: (1) all potentially dilutive stock options, (2) underlying shares related to nonvested restricted stock units granted to employees, (3) nonvested restricted shares, (4) shares expected to be awarded for stock performance awards granted to executive officers, and (5) shares expected to be issued under the deferred compensation program for directors. Adjustments to the denominator used to calculate diluted earnings per share of 242,931 shares and 203,253 shares for the three month periods ended June 30, 2014 and 2013, respectively, and 242,978 shares and 202,785 shares for the six month periods ended June 30, 2014 and 2013, respectively, resulted in no differences greater than $0.01 between basic and diluted earnings per share in total or from continuing or discontinued operations in any of the periods.

7. Share-Based Payments

The Company has five share-based payment programs.

2014 Stock Incentive Plan
On April 14, 2014 the Company’s shareholders approved the Company’s 2014 Stock Incentive Plan. The 2014 Stock Incentive Plan allows the Company to provide compensation through various stock-based arrangements.

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

Under the terms of the award agreements, all outstanding (unvested) shares or units held by a retiring grantee vest immediately on normal retirement. When the Company is made aware of a retirement or pending retirement, the Company accelerates recognition of compensation expense related to the unvested awards to correspond with the remaining service period of the grantee in accordance with the requirements of ASC 718.

In connection with the resignation of an executive officer in May 2014, the following awards were forfeited: unvested shares of restricted stock: 1,000 granted in 2012, 1,275 granted in 2013 and 2,100 granted in 2014; unvested stock performance awards: 6,600 granted in 2012, 4,900 granted in 2013 and 8,900 granted in 2014; and 5,500 unvested restricted stock units granted in 2011.

As of June 30, 2014 the remaining unrecognized compensation expense related to stock-based compensation was approximately $5.5 million (before income taxes) which will be amortized over a weighted-average period of 2.4 years.

Compensation expense recognized under the Company’s stock-based payment programs are presented in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013
Employee Stock Purchase Plan (15% discount)	$45	$42	$87	$59
Restricted Stock Granted to Directors	98	162	221	369
Restricted Stock Granted to Employees	207	112	342	204
Restricted Stock Units Granted to Employees	28	79	86	154
Stock Performance Awards Granted to Executive Officers	518	703	1,044	1,801
Totals	$896	$1,098	$1,780	$2,587

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

Both the Company and OTP’s credit agreements contain restrictions on the payment of cash dividends upon a default or event of default. An event of default would be considered to have occurred if the Company or OTP, respectively, did not meet certain financial covenants. As of June 30, 2014 the Company and OTP were in compliance with the debt covenants. See note 10 to the Company’s financial statements on Form 10-K for the year ended December 31, 2013 for further information on the covenants.

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

The MPUC indirectly limits the amount of dividends OTP can pay to the Company by requiring an equity-to-total-capitalization ratio between 45.0% and 55.0%. OTP’s equity to total capitalization ratio including short-term debt was 47.4% as of June 30, 2014. Total capitalization for OTP cannot currently exceed $987 million.

9. Commitments and Contingencies

Construction and Other Purchase Commitments
At December 31, 2013 OTP had commitments under contracts in connection with construction programs aggregating approximately $108.2 million. At June 30, 2014 OTP had commitments under contracts in connection with construction programs aggregating approximately $79.0 million. The decrease in construction commitments from December 31, 2013 to June 30, 2014 is mainly for OTP’s share of commitments related to the construction of the Big Stone Plant AQCS pertaining to materials and services ordered or under contract as of December 31, 2013 that were received in the first six months of 2014.

Electric Utility Capacity and Energy Requirements and Coal and Delivery Contracts
OTP has commitments for the purchase of capacity and energy requirements under agreements extending through 2038. OTP has contracts providing for the purchase and delivery of a significant portion of its current coal requirements. OTP’s current coal purchase agreements, under which OTP is committed to the minimum purchase amounts or to make payments in lieu thereof, expire in 2014, 2015, 2016 and 2040. In the first six months of 2014, OTP entered into no additional agreements for the purchase of coal to meet its future coal requirements or for the purchase of capacity or energy to meet its future energy requirements.

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

Other
The Company is a party to litigation arising in the normal course of business. The Company regularly analyzes current information and, as necessary, provides accruals for liabilities that are probable of occurring and that can be reasonably estimated. The Company believes the effect on its consolidated results of operations, financial position and cash flows, if any, for the disposition of all matters pending as of June 30, 2014 will not be material.

10. Short-Term and Long-Term Borrowings

The following table presents the status of our lines of credit as of June 30, 2014 and December 31, 2013:

(in thousands)	Line Limit	In Use on June 30, 2014	Restricted due to Outstanding Letters of Credit	Available on June 30, 2014	Available on December 31, 2013
Otter Tail Corporation Credit Agreement	$150,000	$25,273	$309	$124,418	$149,341
OTP Credit Agreement	170,000	2,870	2,330	164,800	116,975
Total	$320,000	$28,143	$2,639	$289,218	$266,316

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

On February 27, 2014 OTP used a portion of the proceeds of the Notes to retire OTP’s $40.9 million unsecured term loan under a Credit Agreement with JPMorgan Chase Bank, N.A., and to repay $82.5 million of short-term debt then outstanding under OTP’s Second Amended and Restated Credit Agreement (the OTP Credit Agreement). Remaining proceeds of the Notes have been used to fund OTP construction program expenditures.

The following tables provide a breakdown of the assignment of the Company’s consolidated short-term and long-term debt outstanding as of June 30, 2014 and December 31, 2013:

June 30, 2014 (in thousands)	OTP	Otter Tail Corporation	Otter Tail Corporation Consolidated
Short-Term Debt	$2,870	$25,273	$28,143
Long-Term Debt:
9.000% Notes, due December 15, 2016		$52,330	52,330
Senior Unsecured Notes 5.95%, Series A, due August 20, 2017	33,000		33,000
Senior Unsecured Notes 4.63%, due December 1, 2021	140,000		140,000
Senior Unsecured Notes 6.15%, Series B, due August 20, 2022	30,000		30,000
Senior Unsecured Notes 6.37%, Series C, due August 20, 2027	42,000		42,000
Senior Unsecured Notes 4.68%, Series A, due February 27, 2029	60,000		60,000
Senior Unsecured Notes 6.47%, Series D, due August 20, 2037	50,000		50,000
Senior Unsecured Notes 5.47%, Series B, due February 27, 2044	90,000		90,000
North Dakota Development Note, 3.95%, due April 1, 2018	--	291	291
Partnership in Assisting Community Expansion (PACE) Note, 2.54%, due March 18, 2021	--	1,165	1,165
Total	$445,000	$53,786	$498,786
Less: Current Maturities	--	194	194
Unamortized Debt Discount	--	1	1
Total Long-Term Debt	$445,000	$53,591	$498,591
Total Short-Term and Long-Term Debt (with current maturities)	$447,870	$79,058	$526,928

December 31, 2013 (in thousands)	OTP	Otter Tail Corporation	Otter Tail Corporation Consolidated
Short-Term Debt	$51,195	$--	$51,195
Long-Term Debt:
Unsecured Term Loan - LIBOR plus 0.875%, due January 15, 2015	$40,900		$40,900
9.000% Notes, due December 15, 2016		$52,330	52,330
Senior Unsecured Notes 5.95%, Series A, due August 20, 2017	33,000		33,000
Senior Unsecured Notes 4.63%, due December 1, 2021	140,000		140,000
Senior Unsecured Notes 6.15%, Series B, due August 20, 2022	30,000		30,000
Senior Unsecured Notes 6.37%, Series C, due August 20, 2027	42,000		42,000
Senior Unsecured Notes 6.47%, Series D, due August 20, 2037	50,000		50,000
North Dakota Development Note, 3.95%, due April 1, 2018	--	325	325
PACE Note, 2.54%, due March 18, 2021	--	1,223	1,223
Total	$335,900	$53,878	$389,778
Less: Current Maturities	--	188	188
Unamortized Debt Discount	--	1	1
Total Long-Term Debt	$335,900	$53,689	$389,589
Total Short-Term and Long-Term Debt (with current maturities)	$387,095	$53,877	$440,972

12. Pension Plan and Other Postretirement Benefits

Pension Plan—Components of net periodic pension benefit cost of the Company’s noncontributory funded pension plan are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013
Service Cost—Benefit Earned During the Period	$1,174	$1,418	$2,349	$2,836
Interest Cost on Projected Benefit Obligation	3,285	3,036	6,570	6,072
Expected Return on Assets	(4,186)	(3,632)	(8,373)	(7,264)
Amortization of Prior-Service Cost:
From Regulatory Asset	65	83	129	166
From Other Comprehensive Income1	1	2	3	4
Amortization of Net Actuarial Loss:
From Regulatory Asset	868	1,663	1,736	3,326
From Other Comprehensive Income1	23	45	46	90
Net Periodic Pension Cost	$1,230	$2,615	$2,460	$5,230
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

Executive Survivor and Supplemental Retirement Plan—Components of net periodic pension benefit cost of the Company’s unfunded, nonqualified benefit plan for executive officers and certain key management employees are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013
Service Cost—Benefit Earned During the Period	$12	$13	$25	$26
Interest Cost on Projected Benefit Obligation	380	352	760	704
Amortization of Prior-Service Cost:
From Regulatory Asset	6	5	11	10
From Other Comprehensive Income1	13	13	26	26
Amortization of Net Actuarial Loss:
From Regulatory Asset	36	52	71	104
From Other Comprehensive Income2	11	78	23	156
Net Periodic Pension Cost	$458	$513	$916	$1,026
1Amortization of Prior Service Costs from Other Comprehensive Income Charged to:
Electric Operation and Maintenance Expenses	$5	$5	$10	$10
Other Nonelectric Expenses	8	8	16	16
2Amortization of Net Actuarial Loss from Other Comprehensive Income Charged to:
Electric Operation and Maintenance Expenses	$33	$48	$66	$96
Other Nonelectric Expenses	(22)	30	(43)	60

Postretirement Benefits—Components of net periodic postretirement benefit cost for health insurance and life insurance benefits for retired OTP and corporate employees, net of the effect of the Medicare Part D Subsidy:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013
Service Cost—Benefit Earned During the Period	$213	$441	$528	$882
Interest Cost on Projected Benefit Obligation	542	610	1,100	1,220
Amortization of Prior-Service Cost:
From Regulatory Asset	51	51	102	102
From Other Comprehensive Income1	2	1	3	2
Amortization of Net Actuarial Loss:
From Regulatory Asset	--	248	--	496
From Other Comprehensive Income1	--	6	--	12
Net Periodic Postretirement Benefit Cost	$808	$1,357	$1,733	$2,714
Effect of Medicare Part D Subsidy	$(166)	$(564)	$(474)	$(1,128)
1Corporate cost included in Other Nonelectric Expenses.

13. Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Short-Term Investments—The carrying amount approximates fair value because of the short-term maturity of those instruments.

Short-Term Debt—The carrying amount approximates fair value because the debt obligations are short-term and the balances outstanding as of June 30, 2014 and December 31, 2013 related to the Otter Tail Corporation Credit Agreement and the OTP Credit Agreement were subject to variable interest rates of LIBOR plus 1.75% and LIBOR plus 1.25%, respectively, which approximate market rates.

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

	June 30, 2014		December 31, 2013
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and Cash Equivalents	$--	$--	$1,150	$1,150
Short-Term Debt	$(28,143)	$(28,143)	(51,195)	(51,195)
Long-Term Debt including Current Maturities	$(498,785)	$(549,608)	(389,777)	(427,796)

15. Income Tax Expense – Continuing Operations

The following table provides a reconciliation of income tax expense calculated at the net composite federal and state statutory rate on income from continuing operations before income taxes and income tax expense for continuing operations reported on the Company’s consolidated statements of income for the three and six month periods ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013
Income Before Income Taxes – Continuing Operations	$11,470	$9,598	$41,120	$30,718
Tax Computed at Company’s Net Composite Federal and State Statutory Rate (39%)	4,473	3,743	16,037	11,980
Increases (Decreases) in Tax from:
Federal Production Tax Credits (PTCs)	(1,864)	(1,841)	(4,116)	(3,430)
Section 199 Domestic Production Activities Deduction	(349)	--	(707)	--
North Dakota Wind Tax Credit Amortization – Net of Federal Taxes	(212)	(216)	(425)	(439)
Employee Stock Ownership Plan Dividend Deduction	(189)	(188)	(379)	(378)
AFUDC Equity	(164)	(106)	(297)	(221)
Investment Tax Credits	(127)	(140)	(254)	(280)
Deferred Tax Asset Reduction - North Dakota due to Tax Rate Decrease	--	365	--	365
Other Items - Net	(82)	477	(85)	383
Income Tax Expense – Continuing Operations	$1,486	$2,094	$9,774	$7,980
Effective Income Tax Rate – Continuing Operations	13.0%	21.8%	23.8%	26.0%

The following table summarizes the activity related to our unrecognized tax benefits:

(in thousands)	2014	2013
Balance on January 1	$4,239	$4,436
Increases Related to Tax Positions for Prior Years	137	67
Uncertain Positions Adjusted During Year	--	(511)
Balance on June 30	$4,376	$3,992

The balance of unrecognized tax benefits as of June 30, 2014 would not reduce our effective tax rate if recognized. The total amount of unrecognized tax benefits as of June 30, 2014 is not expected to change significantly within the next twelve months. The Company classifies interest and penalties on tax uncertainties as components of the provision for income taxes in its consolidated statement of income. No interest is accrued on tax uncertainties as of June 30, 2014.

The Company and its subsidiaries file a consolidated U.S. federal income tax return and various state and foreign income tax returns. As of June 30, 2014, with limited exceptions, the Company is no longer subject to examinations by taxing authorities for tax years prior to 2012. On September 13, 2013 the IRS and U.S. Treasury issued final regulations on the deductibility and capitalization of expenditures related to tangible property, generally effective for tax years beginning on or after January 1, 2014. Taxpayers were allowed to elect early adoption of the regulations for the 2012 or 2013 tax year. Deferred tax liabilities at June 30, 2014 are not materially affected by the regulations. The final regulations do not impact the effect of Revenue Procedure 2013-24 issued on April 30, 2013, which provided guidance for repairs related to generation property. Among other things, the Revenue Procedure listed units of property and material components of units of property for purposes of analyzing repair versus capitalization issues. The Company will adopt Revenue Procedure 2013-24 and the final tangible property regulations for income tax filings for tax year 2014.

17. Discontinued Operations

On February 8, 2013 the Company completed the sale of substantially all the assets of its waterfront equipment manufacturing company formerly included in the Company’s Manufacturing segment, for approximately $13.0 million in cash and received a working capital true up of approximately $2.4 million in June 2013. On November 30, 2012 the Company completed the sale of the assets of its former wind tower manufacturing company, and on February 29, 2012 the Company completed the sale of DMS Health Technologies, Inc. (DMS) and recorded an additional $0.2 million gain on the sale of DMS in the first quarter of 2013 related to a working capital true up. Following are summary presentations of the results of discontinued operations for the three and six month periods ended June 30, 2014 and 2013, which mainly include residual revenues and expenses from the Company’s former wind tower and waterfront equipment manufacturers and the additional $0.2 million gain on the sale of DMS in the first quarter of 2013:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013
Operating Revenues	$--	$7	$--	$2,016
Operating Expenses	(10)	(161)	(127)	2,546
Operating Income (Loss)	10	168	127	(530)
Other Income	--	160	--	572
Income Tax Expense (Benefit)	1	131	50	(74)
Net Income from Operations	9	197	77	116
Gain on Disposition Before Taxes	--	--	--	216
Income Tax Expense on Disposition	--	--	--	6
Net Gain on Disposition	--	--	--	210
Net Income	$9	$197	$77	$326

Following are summary presentations of the major components of assets and liabilities of discontinued operations as of June 30, 2014 and December 31, 2013:

(in thousands)	June 30, 2014	December 31, 2013
Current Assets	$10	$38
Assets of Discontinued Operations	$10	$38
Current Liabilities	$3,353	$3,637
Liabilities of Discontinued Operations	$3,353	$3,637

Included in current liabilities of discontinued operations are warranty reserves. Details regarding the warranty reserves follow:

(in thousands)	2014	2013
Warranty Reserve Balance, January 1	$3,087	$5,027
Provision for Warranties Used During the Year	--	120
Less Settlements Made During the Year	(5)	(582)
Decrease in Warranty Estimates for Prior Years	(133)	(663)
Warranty Reserve Balance, June 30	$2,949	$3,902

The warranty reserve balances as of June 30, 2014 and December 31, 2013 relate entirely to products produced by the Company’s former wind tower and waterfront equipment manufacturing companies. Expenses associated with remediation activities of these companies could be substantial. Although the assets of these companies have been sold and their operating results are reported under discontinued operations in the Company’s consolidated statements of income, the Company retains responsibility for warranty claims related to the products they produced prior to the sales of these companies. For wind towers, the potential exists for multiple claims based on one defect repeated throughout the production process or for claims where the cost to repair or replace the defective part is highly disproportionate to the original cost of the part. For example, if the Company is required to cover remediation expenses in addition to regular warranty coverage, the Company could be required to accrue additional expenses and experience additional unplanned cash expenditures which could adversely affect the Company’s consolidated results of operations and financial condition.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Following is an analysis of the operating results of Otter Tail Corporation (the Company, we, us and our) by business segment for the three and six month periods ended June 30, 2014 and 2013, followed by a discussion of changes in our consolidated financial position during the six months ended June 30, 2014 and our business outlook for the remainder of 2014.

Comparison of the Three Months Ended June 30, 2014 and 2013

Consolidated operating revenues were $234.6 million for the three months ended June 30, 2014 compared with
$212.4 million for the three months ended June 30, 2013. Operating income was $18.2 million for the three months ended June 30, 2014 compared with $15.8 million for the three months ended June 30, 2013. The Company recorded diluted earnings per share from continuing operations of $0.27 for the three months ended June 30, 2014 compared to $0.21 for the three months ended June 30, 2013.

Amounts presented in the segment tables that follow for operating revenues, cost of goods sold and other nonelectric operating expenses for the three month periods ended June 30, 2014 and 2013 will not agree with amounts presented in the consolidated statements of income due to the elimination of intersegment transactions. The amounts of intersegment eliminations by income statement line item are listed below:

Intersegment Eliminations (in thousands)	June 30, 2014	June 30, 2013
Operating Revenues:
Electric	$8	$24
Nonelectric	(1)	(3)
Cost of Products Sold	5	--
Cost of Construction Revenues Earned	--	1
Other Nonelectric Expenses	2	20

Electric

	Three Months Ended
	June 30,			%
(in thousands)	2014	2013	Change	Change
Retail Sales Revenues	$83,360	$72,263	$11,097	15.4
Wholesale Revenues – Company Generation	1,762	3,432	(1,670)	(48.7)
Net Revenue – Energy Trading Activity	408	596	(188)	(31.5)
Other Revenues	7,381	6,571	810	12.3
Total Operating Revenues	$92,911	$82,862	$10,049	12.1
Production Fuel	12,603	15,603	(3,000)	(19.2)
Purchased Power – System Use	16,476	11,245	5,231	46.5
Other Operation and Maintenance Expenses	39,774	35,805	3,969	11.1
Depreciation and Amortization	10,926	10,672	254	2.4
Property Taxes	3,387	3,009	378	12.6
Operating Income	$9,745	$6,528	$3,217	49.3
Electric kilowatt-hour (kwh) Sales (in thousands)
Retail kwh Sales	1,064,115	962,006	102,109	10.6
Wholesale kwh Sales – Company Generation	57,025	110,912	(53,887)	(48.6)
Wholesale kwh Sales – Purchased Power Resold	15,612	36,065	(20,453)	(56.7)
Heating Degree Days	673	839	(166)	(19.8)
Cooling Degree Days	113	116	(3)	(2.6)

Retail electric revenues increased $11.1 million as a result of:

●	a $3.9 million increase in revenue due to a 10.6% increase in retail kwh sales mainly related to increased sales to pipeline and commercial customers,

●
a $3.7 million increase in fuel clause adjustment (FCA) revenues and fuel and purchased power costs recovered in base rates, driven by increased power purchases to meet higher retail kwh sales demand and higher purchased power prices,

●
a $3.5 million increase in Environmental Costs Recovery (ECR) rider revenue related to earning a return in Minnesota and North Dakota on increasing amounts invested in the air quality control system (AQCS) under construction at Big Stone Plant, and

●	a $1.5 million increase in Transmission Cost Recovery (TCR) rider revenues related to recovering costs and returns earned on increasing investments in transmission plant,

offset by:

●	an estimated $0.7 million decrease in revenues related to milder weather in the second quarter of 2014 compared with the second quarter of 2013,

●	a $0.4 million reduction in Big Stone II cost recovery rider revenues as the North Dakota share of abandoned plant costs were fully recovered by the end of March 2014, and

●	a $0.3 million decrease in accrued conservation improvement program incentives and cost recovery revenues.

Wholesale electric revenues from company-owned generation decreased $1.7 million as a result of a 49% reduction in wholesale kwh sales. The decrease in wholesale kwh sales was related to a 12.4% decrease in kwhs generated by Otter Tail Power Company (OTP) generating units, mainly as a result of the extended maintenance shutdown of Hoot Lake Plant, which was offline for most of the second quarter of 2014.

Net revenue from energy trading activities, including net marked-to-market losses and gains on forward energy contracts, decreased $0.2 million as a result of decreased trading activity.

Other electric operating revenues increased $0.8 million mainly due to an increase in Midcontinent Independent System Operator, Inc. (MISO) tariff revenues resulting from increased investment in regional transmission lines and returns on and recovery of Capacity Expansion 2020 (CapX2020) and MISO-designated Multi-Value Project (MVP) investment costs and operating expenses.

Production fuel costs decreased $3.0 million as a result of a 14.7% decrease in kwhs generated from OTP’s steam-powered and combustion turbine generators in combination with a 5.3% decrease in the cost of fuel per kwh generated. The decreases in kwh generation and the cost of fuel per kwh generated were mainly due to the extended maintenance shutdown of Hoot Lake Plant in the second quarter of 2014.

The cost of purchased power to serve retail customers increased $5.2 million due to a 42.8% increase in kwhs purchased and a 2.6% increase in the cost per kwh purchased. The increase in kwhs purchased was driven by the need to make up for the reduction in generation from Hoot Lake Plant and increased demand from retail—mainly pipeline—customers.

Electric operating and maintenance expenses increased $4.0 million as a result of:

●	a $3.4 million increase in contracted maintenance and material and supply costs at Hoot Lake Plant related to its extended maintenance shutdown in the second quarter of 2014,

●	a $1.0 million increase in MISO transmission tariff charges related to increasing investments in regional CapX2020 and MISO-designated MVP transmission projects,

●	a $0.6 million increase in costs for wind turbine, transformer, and Coyote Station maintenance, and

●	a $0.5 million increase in expenditures for vegetation maintenance and control,

offset by:

●	a $1.1 million reduction in labor and benefit expenses mainly due to decreases in pension and retirement health benefit costs resulting from higher discount rates on projected benefit obligations, and

●	a $0.4 million decrease in amortization of the North Dakota share of Big Stone II abandoned plant costs in conjunction with final recovery of those costs by the end of March 2014.

The $0.4 million increase in property tax expense is due to higher property valuations for transmission and distribution property in Minnesota and South Dakota.

Manufacturing

	Three Months Ended
	June 30,			%
(in thousands)	2014	2013	Change	Change
Operating Revenues	$53,370	$49,793	$3,577	7.2
Cost of Products Sold	41,185	37,447	3,738	10.0
Operating Expenses	5,100	5,321	(221)	(4.2)
Depreciation and Amortization	2,650	2,793	(143)	(5.1)
Operating Income	$4,435	$4,232	$203	4.8

The increase in revenues in our Manufacturing segment relates to the following:

●
Revenues at BTD Manufacturing, Inc. (BTD), our metal parts stamping and fabrication company, increased $6.0 million mainly as a result of increased sales to manufacturers of energy-related, recreational, and lawn and garden equipment.

●
Revenues at T.O. Plastics, Inc. (T.O. Plastics), our manufacturer of thermoformed plastic and horticultural products, decreased $2.4 million, mainly due to discontinuing a product packing process performed for a customer prior to 2014.

The increase in cost of products sold in our Manufacturing segment relates to the following:

●	Cost of goods sold at BTD increased $5.8 million due in part to the increase in sales but also due to the incurrence of additional tooling costs to repair and refurbish several dies.

●	Cost of goods sold at T.O. Plastics decreased $2.1 million as a result of decreased material costs related to the product packaging process that was discontinued in 2014.

The decrease in operating expenses in our Manufacturing segment is mainly due to the following:

●	Operating expenses at BTD decreased $0.3 million mainly as a result of gains recorded on the sale of fixed assets in the second quarter of 2014.

●	Operating expenses at T.O. Plastics were flat between the quarters.

Depreciation expense decreased $0.1 million at BTD as a result of certain assets reaching the end of their depreciable lives between the quarters.

Plastics

	Three Months Ended
	June 30,			%
(in thousands)	2014	2013	Change	Change
Operating Revenues	$48,090	$44,761	$3,329	7.4
Cost of Products Sold	38,998	34,890	4,108	11.8
Operating Expenses	2,425	2,241	184	8.2
Depreciation and Amortization	866	822	44	5.4
Operating Income	$5,801	$6,808	$(1,007)	(14.8)

The increase in Plastics segment revenues is the result of a 6.8% increase in pounds of polyvinyl chloride (PVC) pipe sold combined with a 0.6% increase in the price per pound of pipe sold. States with significant increases in sales were California, Minnesota, North Dakota, Montana, New Mexico, Nevada and Colorado. Cost of products sold increased by $4.1 million due to the increase in sales volume and a 4.6% increase in the cost per pound of pipe sold related to higher PVC resin costs. The increased resin costs could not be fully recovered through increased pipe prices due to competitive market conditions.

Construction

	Three Months Ended
	June 30,			%
(in thousands)	2014	2013	Change	Change
Operating Revenues	$40,247	$34,994	$5,253	15.0
Cost of Construction Revenues Earned	33,881	31,601	2,280	7.2
Operating Expenses	2,622	2,748	(126)	(4.6)
Depreciation and Amortization	498	496	2	0.4
Operating Income	$3,246	$149	$3,097	2,078.5

The increase in revenues in our Construction segment relates to the following:

●
Revenues at Foley Company (Foley), a mechanical and prime contractor on industrial projects, increased $2.6 million between the quarters as a result of increased construction activity in the second quarter of 2014 compared with the second quarter of 2013.

●
Revenues at Aevenia, Inc. (Aevenia), our electrical design and construction services company, increased $2.7 million between the quarters mainly due to increased electric transmission and distribution work in western North Dakota.

The increase in cost of construction revenues earned in our Construction segment relates to the following:

●	Cost of construction revenues earned at Foley increased $1.5 million as a result of increased construction activity between the quarters.

●	Cost of construction revenues earned at Aevenia increased $0.8 million as a result of the increase in electric transmission and distribution work.

Aevenia’s operating expenses decreased $0.1 million mainly as a result of a decrease in labor expense due to having fewer employees than the same period last year.

Corporate

Corporate includes items such as corporate staff and overhead costs, the results of our captive insurance company and other items excluded from the measurement of operating segment performance. Corporate is not an operating segment. Rather it is added to operating segment totals to reconcile to totals on our consolidated statements of income.

	Three Months Ended
	June 30,			%
(in thousands)	2014	2013	Change	Change
Operating Expenses	$4,959	$1,886	$3,073	162.9
Depreciation and Amortization	29	52	(23)	(44.2)

The increase in Corporate operating expenses between the quarters includes:

●	a $2.5 million charge related to the early termination of an airplane lease in the second quarter of 2014, as recent divestitures reduced the need for the airplane,

●	a $0.3 million increase in contracted services related to employee development programs, and

●	a $0.2 million increase in accrued performance incentive costs.

Interest Charges

The $0.8 million increase in interest charges in the second quarter of 2014 compared with the second quarter of 2013 reflects:

●
a $1.9 million increase in interest expense related to the February 27, 2014 issuance of $60 million aggregate principal amount of OTP’s 4.68% Series A Senior Unsecured Notes due February 27, 2029 and $90 million aggregate principal amount of OTP’s 5.47% Series B Senior Unsecured Notes due February 27, 2044.

offset by:

●	a $1.1 million reduction in interest expense related to the early retirement, in November 2013, of $47.7 million of our 9.0% unsecured notes due December 15, 2016.

Income Taxes – Continuing Operations

Income taxes - continuing operations decreased $0.6 million in the second quarter of 2014 compared with the second quarter of 2013. The following table provides a reconciliation of income tax expense calculated at the Company’s net composite federal and state statutory rate on income from continuing operations before income taxes and income tax expense for continuing operations reported on the Company’s consolidated statements of income for the three month periods ended June 30, 2014 and 2013:

	Three Months Ended June 30,
(in thousands)	2014	2013
Income Before Income Taxes – Continuing Operations	$11,470	$9,598
Tax Computed at Company’s Net Composite Federal and State Statutory Rate (39%)	4,473	3,743
Increases (Decreases) in Tax from:
Federal Production Tax Credits (PTCs)	(1,864)	(1,841)
Section 199 Domestic Production Activities Deduction	(349)	--
North Dakota Wind Tax Credit Amortization – Net of Federal Taxes	(212)	(216)
Employee Stock Ownership Plan Dividend Deduction	(189)	(188)
Allowance for Funds Used During Construction (AFUDC) Equity	(164)	(106)
Investment Tax Credits	(127)	(140)
Deferred Tax Asset Reduction - North Dakota due to Tax Rate Decrease	--	365
Other Items - Net	(82)	477
Income Tax Expense – Continuing Operations	$1,486	$2,094
Effective Income Tax Rate – Continuing Operations	13.0%	21.8%

Federal PTCs are recognized as wind energy is generated based on a per kwh rate prescribed in applicable federal statutes. OTP’s kwh generation from its wind turbines eligible for PTCs increased 6.9% in the three months ended June 30, 2014 compared with the three months ended June 30, 2013. North Dakota wind energy credits are based on dollars invested in qualifying facilities and are being recognized on a straight-line basis over 25 years.

Discontinued Operations

On February 8, 2013 we completed the sale of substantially all the assets of our former waterfront equipment manufacturing company, formerly included in our Manufacturing segment, for approximately $13.0 million in cash and received a working capital true up of approximately $2.4 million in June 2013. On November 30, 2012 we completed the sale of the assets of our former wind tower manufacturing company and on February 29, 2012 we completed the sale of DMS Health Technologies, Inc. (DMS) and recorded an additional $0.2 million gain on the sale of DMS in the first quarter of 2013 related to a working capital true up. Following are summary presentations of the results of discontinued operations for the three month periods ended June 30, 2014 and 2013, which mainly includes residual revenues and expenses from our former wind tower and waterfront equipment manufacturers and the additional $0.2 million gain on the sale of DMS in the first quarter of 2013:

	For the Three Months Ended June 30,
(in thousands)	2014	2013
Operating Revenues	$--	$7
Operating Expenses	(10)	(161)
Operating Income	10	168
Other Income	--	160
Income Tax Expense	1	131
Net Income	$9	$197

Comparison of the Six Months Ended June 30, 2014 and 2013

Consolidated operating revenues were $475.1 million for the six months ended June 30, 2014 compared with
$430.3 million for the six months ended June 30, 2013. Operating income was $52.7 million for the six months ended June 30, 2014 compared with $43.0 million for the six months ended June 30, 2013. The Company recorded diluted earnings per share from continuing operations of $0.86 for the six months ended June 30, 2014 compared to $0.61 for the six months ended June 30, 2013 and total diluted earnings per share of $0.86 for the six months ended June 30, 2014 compared to $0.62 for the six months ended June 30, 2013.

Amounts presented in the segment tables that follow for operating revenues, cost of goods sold and other nonelectric operating expenses for the six month periods ended June 30, 2014 and 2013 will not agree with amounts presented in the consolidated statements of income due to the elimination of intersegment transactions. The amounts of intersegment eliminations by income statement line item are listed below:

Intersegment Eliminations (in thousands)	June 30, 2014	June 30, 2013
Operating Revenues:
Electric	$48	$58
Nonelectric	(1)	10
Cost of Products Sold	7	12
Cost of Construction Revenues Earned	--	2
Other Nonelectric Expenses	40	54

Electric

	Six Months Ended
	June 30,			%
(in thousands)	2014	2013	Change	Change
Retail Sales Revenues	$188,864	$164,586	$24,278	14.8
Wholesale Revenues – Company Generation	6,662	5,065	1,597	31.5
Net Revenue – Energy Trading Activity	139	941	(802)	(85.2)
Other Revenues	16,334	13,280	3,054	23.0
Total Operating Revenues	$211,999	$183,872	$28,127	15.3
Production Fuel	34,633	33,556	1,077	3.2
Purchased Power – System Use	38,261	27,884	10,377	37.2
Other Operation and Maintenance Expenses	74,396	68,252	6,144	9.0
Depreciation and Amortization	21,689	21,303	386	1.8
Property Taxes	6,358	5,925	433	7.3
Operating Income	$36,662	$26,952	$9,710	36.0
Electric kwh Sales (in thousands)
Retail kwh Sales	2,462,006	2,272,318	189,688	8.3
Wholesale kwh Sales – Company Generation	130,330	175,257	(44,927)	(25.6)
Wholesale kwh Sales – Purchased Power Resold	17,223	49,854	(32,631)	(65.5)
Heating Degree Days	4,762	4,510	252	5.6
Cooling Degree Days	113	116	(3)	(2.6)

Retail sales revenue increased $24.3 million as a result of:

●
a $9.4 million increase in retail revenue related to increases in FCA revenues and fuel and purchased power costs recovered in base rates, driven by increased kwh generation from OTP’s higher-fuel-cost natural gas and fuel-oil fired combustion turbines and by purchases to meet higher retail kwh sales demand along with higher prices for purchased power,

●	a $6.0 million increase in ECR rider revenue related to earning a return in Minnesota and North Dakota on increasing amounts invested in the AQCS under construction at Big Stone Plant,

●	a $5.4 million increase in revenue mainly related to increased kwh sales to pipeline and commercial customers,

●	a $3.8 million increase in TCR rider revenues related to recovering costs and earning returns on increased investment in transmission plant, and

●
a $1.1 million increase in revenues mainly related to colder winter weather in 2014, evidenced by an 11.4% increase in heating-degree days in the first quarter of 2014 compared with the first quarter of 2013, offset by:

●
a $1.0 million decrease in Renewable Resource Adjustment (RRA) rider revenues in North Dakota as a result of declining book values of renewable assets due to depreciation and reduced RRA requirements related to earning more PTCs as a result of a 19.7% increase in kwhs generated by OTP’s wind turbines eligible for PTCs, and

●	a $0.4 million reduction in Big Stone II cost recovery rider revenues as the North Dakota share of abandoned plant costs were fully recovered by the end of March 2014.

Wholesale electric revenues from company-owned generation increased $1.6 million as a result of a 76.9% increase in revenue per wholesale kwh sold, partially offset by a 25.6% reduction in wholesale kwh sales. The increase in wholesale prices was driven by increased wholesale market demand resulting from colder weather in the first quarter of 2014. The decrease in wholesale kwh sales was the result of dedicating more company-owned generation to serve the increase in retail kwh demand while having less generation available for sale in the second quarter of 2014 as a result of the extended maintenance shutdown of Hoot Lake Plant, which was offline for most of the second quarter of 2014.

Net revenue from energy trading activities, including net marked-to-market gains and losses on forward energy contracts, decreased $0.8 million mainly as a result of decreased trading activity and the incurrence of losses on contracts entered into and settled in the first half of 2014.

Other electric operating revenues increased $3.1 million as a result of:

●
a $2.4 million increase in MISO tariff revenues related to increased investment in regional transmission lines and returns on and recovery of CapX2020 and MISO designated MVP investment costs and operating expenses,

●	a $0.3 million increase in transmission related revenue under an integrated transmission agreement,

●	a $0.2 million increase in revenue from steam sales to an ethanol producer adjacent to OTP’s Big Stone Plant site, and

●	$0.2 million from the sale of renewable energy credits in the first quarter of 2014.

Production fuel costs increased $1.1 million as a result of a 3.0% increase in fuel costs per kwh of generation driven by a 105% increase in kwh generation from OTP’s higher-fuel-cost natural gas and fuel-oil fired combustion turbines, partially offset by a 3.0% reduction in fuel costs from OTP’s steam-powered generators mainly related to a 38.6% reduction in kwh generation at Hoot Lake Plant due to its extended maintenance outage in the second quarter of 2014.

The cost of purchased power to serve retail customers increased $10.4 million due to an 11.0% increase in kwhs purchased in combination with a 23.6% increase in costs per kwh purchased. The increase in kwhs purchased was driven by the need to make up for the reduction in generation from Hoot Lake Plant and increased demand from retail customers. The increase in costs per kwh purchased was driven by increased wholesale market demand resulting from colder weather in the first quarter of 2014.

Electric operating and maintenance expenses increased $6.1 million as a result of:

●	a $3.4 million increase in contracted maintenance and material and supply costs at Hoot Lake Plant related to its extended maintenance shutdown in the second quarter of 2014,

●	a $2.2 million increase in MISO transmission tariff charges related to increasing investments in regional CapX2020 and MISO-designated MVP transmission projects,

●	a $0.9 million increase in material and supply and contractor costs related to required generation plant maintenance at Big Stone Plant, Coyote Station and two of OTP’s wind farms,

●	a $0.4 million increase in expenditures for vegetation maintenance and control, and

●	a $0.2 million increase in office expense related to the timing of necessary filings,

offset by:

●	a $1.0 million reduction in labor and benefit expenses mainly due to decreases in pension and retirement health benefit costs resulting from higher discount rates on projected benefit obligations.

The $0.4 million increase in property tax expense is due to higher property valuations for transmission and distribution property in Minnesota and South Dakota.

 Manufacturing

	Six Months Ended
	June 30,			%
(in thousands)	2014	2013	Change	Change
Operating Revenues	$108,805	$102,959	$5,846	5.7
Cost of Products Sold	83,384	76,773	6,611	8.6
Operating Expenses	10,325	9,819	506	5.2
Depreciation and Amortization	5,270	5,786	(516)	(8.9)
Operating Income	$9,826	$10,581	$(755)	(7.1)

The increase in revenues in our Manufacturing segment reflects the following:

●	Revenues at BTD increased $10.9 million mainly as a result of increased sales to manufacturers of energy-related, recreational, and lawn and garden equipment.

●	Revenues at T.O. Plastics decreased $5.0 million, mainly due to discontinuing a product packing process performed for a customer prior to 2014.

The increase in cost of products sold in our Manufacturing segment reflects the following:

●
Cost of products sold at BTD increased $10.7 million as a result of increased material and labor costs related to an increase in sales volume, increased product handling costs and the incurrence of additional tooling costs to repair and refurbish several dies in 2014.

●	Cost of products sold at T.O. Plastics decreased $4.1 million mainly as a result of decreased material costs related to the product packaging process that was discontinued in 2014.

The increase in operating expenses in our Manufacturing segment is mainly due to the following:

●	Operating expenses at BTD increased $0.4 million due to increases in administrative and general expenses related to increased labor and contracted service costs.

●	Operating expenses at T.O. Plastics increased $0.1 million mainly due to additional sales and marketing personnel.

Depreciation expense decreased $0.4 million at BTD and $0.1 million at T.O. Plastics as a result of certain assets reaching the end of their depreciable lives.

Plastics

	Six Months Ended
	June 30,			%
(in thousands)	2014	2013	Change	Change
Operating Revenues	$88,573	$82,161	$6,412	7.8
Cost of Products Sold	70,740	63,363	7,377	11.6
Operating Expenses	4,542	3,677	865	23.5
Depreciation and Amortization	1,719	1,596	123	7.7
Operating Income	$11,572	$13,525	$(1,953)	(14.4)

The increase in Plastics segment revenue is the result of an 8.4% increase in pounds of PVC pipe sold, partially offset by a 0.6% decrease in the price per pound of pipe sold. States with significant increases in sales were Minnesota, California, North Dakota, Colorado and Nevada. Cost of products sold increased by $7.4 million due to the increase in sales volume and a 3.0% increase in the cost per pound of pipe sold related to higher PVC resin costs. The $1.0 million reduction in gross margins combined with a $0.9 million increase in operating expenses related to an increase in allocated corporate costs and increased wage and benefit costs and a $0.1 million increase in depreciation expense resulted in the $2.0 million decline in Plastics segment operating income between the periods.

Construction

	Six Months Ended
	June 30,			%
(in thousands)	2014	2013	Change	Change
Operating Revenues	$65,753	$61,419	$4,334	7.1
Cost of Construction Revenues Earned	56,243	55,877	366	0.7
Operating Expenses	6,472	6,134	338	5.5
Depreciation and Amortization	1,010	958	52	5.4
Operating Income (Loss)	$2,028	$(1,550)	$3,578	230.8

The increase in revenues in our Construction segment relates to the following:

●	Revenues at Foley increased $0.8 million mainly as a result of increased construction activity in 2014.

●	Revenues at Aevenia increased $3.6 million mainly due to increased electric transmission and distribution work in western North Dakota.

The increase in cost of construction revenues earned in our Construction segment reflects the following:

●
Cost of construction revenues earned at Foley decreased $1.2 million mainly as a result of a $4.9 million decrease in material costs related to a reduction in material intensive jobs, partially offset by a $3.6 million increase in subcontractor and labor costs related to an increase in work volume in 2014.

●
Cost of construction revenues earned at Aevenia increased $1.6 million mainly as a result of increased material costs related to the increase in electric transmission and distribution work in western North Dakota.

The increase in operating expenses in our Construction segment reflects the following:

●	Foley’s wage expenses increased $0.5 million between the periods, due in part to incentive compensation and in part to severance costs related to workforce reductions.

●	Aevenia’s operating expenses decreased $0.2 million as a result of a decrease in labor expense due to having fewer employees than the same period last year.

Corporate

Corporate includes items such as corporate staff and overhead costs, the results of our captive insurance company and other items excluded from the measurement of operating segment performance. Corporate is not an operating segment. Rather it is added to operating segment totals to reconcile to totals on our consolidated statements of income.

	Six Months Ended
	June 30,			%
(in thousands)	2014	2013	Change	Change
Operating Expenses	$7,366	$6,378	$988	15.5
Depreciation and Amortization	61	112	(51)	(45.5)

Corporate operating expenses decreased $1.0 million reflecting:

●	a $2.5 million charge related to the early termination of an airplane lease in the second quarter of 2014, as recent divestitures reduced the need for the airplane,

offset by:

●	a $1.6 million increase in corporate operating expenses allocated to the corporation’s operating segments.

Interest Charges

The $0.4 million increase in interest charges in the first six months of 2014 compared with the first six months of 2013, primarily reflects:

●
a $2.6 million increase in interest expense related to the February 27, 2014 issuance of $60 million aggregate principal amount of OTP’s 4.68% Series A Senior Unsecured Notes due February 27, 2029 and $90 million aggregate principal amount of OTP’s 5.47% Series B Senior Unsecured Notes due February 27, 2044.

offset by:

●	a $2.1 million reduction in interest expense related to the early retirement of $47.7 million of our 9.0% unsecured notes due December 15, 2016, in November 2013.

Other Income

The $1.1 million increase in other income in the six months ended June 30, 2014 compared with the six months ended June 30, 2013 includes a $0.8 million gain on the sale of an investment in tax-credit-qualified low income housing rental property, and a $0.3 million gain on the sale of Aevenia’s data communication installation and services business, both sold in the first quarter of 2014.

Income Taxes – Continuing Operations

Income taxes - continuing operations increased $1.8 million in the first six months of 2014 compared with the first six months of 2013. The following table provides a reconciliation of income tax expense calculated at the Company’s net composite federal and state statutory rate on income from continuing operations before income taxes and income tax expense for continuing operations reported on the Company’s consolidated statements of income for the six month periods ended June 30, 2014 and 2013:

	Six Months Ended June 30,
(in thousands)	2014	2013
Income Before Income Taxes – Continuing Operations	$41,120	$30,718
Tax Computed at Company’s Net Composite Federal and State Statutory Rate (39%)	16,037	11,980
Increases (Decreases) in Tax from:
Federal PTCs	(4,116)	(3,430)
Section 199 Domestic Production Activities Deduction	(707)	--
North Dakota Wind Tax Credit Amortization – Net of Federal Taxes	(425)	(439)
Employee Stock Ownership Plan Dividend Deduction	(379)	(378)
AFUDC Equity	(297)	(221)
Investment Tax Credits	(254)	(280)
Deferred Tax Asset Reduction - North Dakota due to Tax Rate Decrease	--	365
Other Items – Net	(85)	383
Income Tax Expense – Continuing Operations	$9,774	$7,980
Effective Income Tax Rate – Continuing Operations	23.8%	26.0%

Federal PTCs are recognized as wind energy is generated based on a per kwh rate prescribed in applicable federal statutes. OTP’s kwh generation from its wind turbines eligible for PTCs increased 19.7% in the six months ended June 30, 2014 compared with the six months ended June 30, 2013. North Dakota wind energy credits are based on dollars invested in qualifying facilities and are being recognized on a straight-line basis over 25 years.

Discontinued Operations

On February 8, 2013 we completed the sale of substantially all the assets of our former waterfront equipment manufacturing company, formerly included in our Manufacturing segment, for approximately $13.0 million in cash and received a working capital true up of approximately $2.4 million in June 2013. On November 30, 2012 we completed the sale of the assets of our former wind tower manufacturing company and on February 29, 2012 we completed the sale of DMS and recorded an additional $0.2 million gain on the sale of DMS in the first quarter of 2013 related to a working capital true up. Following are summary presentations of the results of discontinued operations for the six month periods ended June 30, 2014 and 2013, which mainly includes residual revenues and expenses from our former wind tower and waterfront equipment manufacturers and the additional $0.2 million gain on the sale of DMS in the first quarter of 2013:

	For the Six Months Ended June 30,
(in thousands)	2014	2013
Operating Revenues	$--	$2,016
Operating Expenses	(127)	2,546
Operating Income (Loss)	127	(530)
Other Income	--	572
Income Tax Expense (Benefit)	50	(74)
Net Income from Operations	77	116
Gain on Disposition Before Taxes	--	216
Income Tax Expense on Disposition	--	6
Net Gain on Disposition	--	210
Net Income	$77	$326

FINANCIAL POSITION

The following table presents the status of our lines of credit as of June 30, 2014 and December 31, 2013:

(in thousands)	Line Limit	In Use on June 30, 2014	Restricted due to Outstanding Letters of Credit	Available on June 30, 2014	Available on December 31, 2013
Otter Tail Corporation Credit Agreement	$150,000	$25,273	$309	$124,418	$149,341
OTP Credit Agreement	170,000	2,870	2,330	164,800	116,975
Total	$320,000	$28,143	$2,639	$289,218	$266,316

We believe we have the necessary liquidity to effectively conduct business operations for an extended period if needed. Our balance sheet is strong and we are in compliance with our debt covenants. Financial flexibility is provided by operating cash flows, unused lines of credit, strong financial coverages, investment grade credit ratings and alternative financing arrangements such as leasing.

We believe our financial condition is strong and our cash, other liquid assets, operating cash flows, existing lines of credit, access to capital markets and borrowing ability because of investment-grade credit ratings, when taken together, provide adequate resources to fund ongoing operating requirements and future capital expenditures related to expansion of existing businesses and development of new projects. On May 11, 2012 we filed a shelf registration statement with the Securities and Exchange Commission under which we may offer for sale, from time to time, either separately or together in any combination, equity, debt or other securities described in the shelf registration statement, which expires on May 10, 2015. On May 14, 2012, we entered into a Distribution Agreement with J.P. Morgan Securities (JPMS) under which we may offer and sell our common shares from time to time through JPMS, as our distribution agent, up to an aggregate sales price of $75 million. In the second quarter of 2014 we received net proceeds of $2.5 million from the issuance of 86,909 shares under this program.

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

Our common stock dividend payments exceeded our net income (losses) in four of the last five years. The determination of the amount of future cash dividends to be declared and paid will depend on, among other things, our financial condition, earnings per share, cash flows from operations, the level of our capital expenditures and our future business prospects. As a result of certain statutory limitations or regulatory or financing agreements, restrictions could occur on the amount of distributions that are allowed to be made by our subsidiaries. See note 8 to condensed consolidated financial statements for more information. The decision to declare a dividend is reviewed quarterly by the Board of Directors. In 2014 our Board of Directors increased the quarterly dividend from $0.2975 to $0.3025 per common share.

Cash provided by operating activities of continuing operations was $4.4 million for the six months ended June 30, 2014 compared with $48.8 million for the six months ended June 30, 2013. The major contributing factors to the $44.4 million decrease in cash provided by operating activities between the periods was a $32.0 million increase in cash used for working capital items from $16.7 million in the first six months of 2013 to $48.7 million in the first six months of 2014, and a $10.0 million increase in discretionary contributions to our pension plan between the periods. The following major items contributed $34.7 million to the increase in cash used for working capital between the periods:

●
In the Plastics segment, accounts receivable and inventories increased $18.7 million in the first six months of 2014 compared with an increase of $11.0 million in the first six months of 2013. The greater increase in receivables and inventories in the Plastic segment in 2014 corresponds with an 8.4% increase in sales volume, a 7.8% increase in revenues, higher material, freight, labor and utility costs and a greater build-up of inventory compared with the first six months of 2013.

●
Foley’s accounts payable and billings in excess of costs decreased $12.9 million in the first six months of 2014 compared with a $1.1 million increase in accounts payable and billings in excess of costs in the first six months of 2013 and Foley’s accounts receivable and costs in excess of billings increased $5.2 million in the first six months of 2014 compared with a $1.0 million increase in the first six months of 2013, as accelerated cash payments received on certain jobs at Foley at the end of 2013 enabled them to pay for increased costs incurred on a higher level of construction activity in the first half of 2014 compared with the first half of 2013.

48

●
In the electric segment, accounts payable related to operating activities decreased $5.3 million in the first six months of 2014 compared to an increase of $3.5 million in the first six months of 2013.

Net cash used in investing activities of continuing operations was $79.2 million for the six months ended June 30, 2014 compared with $49.6 million for the six months ended June 30, 2013 due to a $30.5 million increase in cash used for capital expenditures in the Electric segment, as construction of the Big Stone Plant AQCS remains on pace and OTP continues to invest in major transmission grid upgrades and improvements, offset by a $0.9 million reduction in capital expenditures at Foley. Net proceeds from the sale of discontinued operations of $12.8 million in the first six months of 2013 reflect $14.5 million in net proceeds from the sale of the assets of our former waterfront equipment manufacturer net of a $1.7 million working capital settlement paid to the buyer of DMS, which was sold in the first quarter of 2012.

Net cash provided by financing activities in the six months ended June 30, 2014 of $73.9 million compares with net cash used in financing activities in the six months ended June 30, 2014 of $19.6 million. Net cash provided by financing activities in the first six months of 2014 mainly reflects the issuance by OTP of $150 million in privately placed unsecured notes in two series on February 27, 2014, and the use of a portion of the proceeds of the notes to retire OTP’s $40.9 million unsecured term loan and to repay short-term debt outstanding under the OTP Credit Agreement which was being used to finance OTP’s construction activities. Financing activities in the first six months of 2014 also reflect: (1) the payment of $22.0 million in common stock dividends, (2) OTP’s repayment of $51.2 million in short-term debt under the OTP Credit Agreement outstanding on December 31, 2013, (3) the borrowing of $25.3 million under the Otter Tail Corporation Credit Agreement to fund the working capital needs of our manufacturing and infrastructure companies and (4) the borrowing of $2.9 million under the OTP Credit Agreement to fund a portion of OTP’s 2014 capital expenditures. Financing cash flows for the first six months of 2014 also include $8.5 million in cash proceeds from the issuance of common stock. In 2014, we began issuing common shares to meet the requirements of our dividend reinvestment and share purchase plan, employee stock ownership plan and employee stock purchase plan, rather than purchasing shares in the open market. In the second quarter of 2014 we began issuing common shares using our At-the-Market offering program under our Distribution Agreement with JPMS.

Net cash used in financing activities of continuing operations in the six months ended June 30, 2013 of $19.6 million reflects $2.6 million in proceeds from short-term borrowings and the issuance of common stock offset by $22.1 million in common and preferred stock dividend payments. On March 1, 2013 OTP used proceeds from a $40.9 million unsecured term loan to fund the redemption of all $25.1 million of the then outstanding 4.65% Grant County, South Dakota Pollution Control Refunding Revenue Bonds and 4.85% Mercer County, North Dakota Pollution Control Refunding Revenue Bonds, and to pay off an intercompany note to the Company that mirrored the Company’s $15.5 million in outstanding cumulative preferred shares, which were also redeemed on March 1, 2013.

CAPITAL REQUIREMENTS

2014-2018 Capital Expenditures
The following table shows our 2013 capital expenditures, 2014-2018 projected electric utility average rate base and updated 2014-2018 anticipated capital expenditures reflecting additional expenditures in 2018 for a generation facility to replace Hoot Lake Plant, expected reductions in costs for the Big Stone Plant AQCS and an acceleration of expenditures for transmission line construction:

(in millions)	2013 Actual	2014	2015	2016	2017	2018
Capital Expenditures:
Electric Segment:
Transmission		$55	$55	$98	$63	$63
Environmental		73	50	--	--	--
Other		34	43	45	41	80
Total Electric Segment	$149	$162	$148	$143	$104	$143
Manufacturing and Infrastructure Segments	15	23	19	26	20	24
Total Capital Expenditures	$164	$185	$167	$169	$124	$167
Total Electric Utility Average Rate Base		$885	$991	$1,062	$1,120	$1,152

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

Contractual Obligations
Our contractual obligations reported in the table on page 53 of our Annual Report on Form 10-K for the year ended December 31, 2013 increased $340 million in the first half of 2014. Our long-term debt obligations increased $150 million for the years beyond 2018 and our interest obligations on long-term debt increased by $3.9 million for 2014, $15.5 million for 2015 and 2016, $15.5 million for 2017 and 2018 and $155 million for the years beyond 2018 as a result of OTP’s February 27, 2014 borrowings under OTP’s 2013 Note Purchase Agreement. Our purchase obligations did not increase and OTP entered into no new coal, capacity or energy purchase agreements in the first half of 2014.

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

2013 Note Purchase Agreement
On August 14, 2013 OTP entered into a Note Purchase Agreement (the 2013 Note Purchase Agreement) with the Purchasers named therein, pursuant to which OTP agreed to issue to the Purchasers, in a private placement transaction, $60 million aggregate principal amount of OTP’s 4.68% Series A Senior Unsecured Notes due February 27, 2029 (the Series A Notes) and $90 million aggregate principal amount of OTP’s 5.47% Series B Senior Unsecured Notes due February 27, 2044 (the Series B Notes and, together with the Series A Notes, the Notes). On February 27, 2014 OTP issued all $150 million aggregate principal amount of the Notes. OTP used a portion of the proceeds of the Notes to retire its $40.9 million unsecured term loan under a Credit Agreement with JPMorgan Chase Bank, N.A., and to repay $82.5 million of short-term debt then outstanding under the OTP Credit Agreement. Remaining proceeds of the Notes have been used to fund OTP construction program expenditures.

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

Financial Covenants
We and OTP were in compliance with the financial covenants in our respective debt agreements as of June 30, 2014.

No Credit or Note Purchase Agreement contains any provisions that would trigger an acceleration of the related debt as a result of changes in the credit rating levels assigned to the related obligor by rating agencies.

Our borrowing agreements are subject to certain financial covenants. Specifically:

●
Under the Otter Tail Corporation Credit Agreement, we may not permit the ratio of our Interest-bearing Debt to Total Capitalization to be greater than 0.60 to 1.00 or permit our Interest and Dividend Coverage Ratio to be less than 1.50 to 1.00 (each measured on a consolidated basis), as provided in the Otter Tail Corporation Credit Agreement. As of June 30, 2014 our Interest and Dividend Coverage Ratio calculated under the requirements of the Otter Tail Corporation Credit Agreement was 4.21 to 1.00.

●	Under the OTP Credit Agreement, OTP may not permit the ratio of its Interest-bearing Debt to Total Capitalization to be greater than 0.60 to 1.00.

●
Under the 2007 Note Purchase Agreement and 2011 Note Purchase Agreement, OTP may not permit the ratio of its Consolidated Debt to Total Capitalization to be greater than 0.60 to 1.00 or permit its Interest and Dividend Coverage Ratio to be less than 1.50 to 1.00, in each case as provided in the related borrowing agreement, and OTP may not permit its Priority Debt to exceed 20% of its Total Capitalization, as provided in the related agreement. As of June 30, 2014 OTP’s Interest and Dividend Coverage Ratio and Interest Charges Coverage Ratio, calculated under the requirements of the 2007 Note Purchase Agreement and 2011 Note Purchase Agreement, was 3.84 to 1.00.

●
Under the 2013 Note Purchase Agreement, OTP may not permit its Interest-bearing Debt to exceed 60% of Total Capitalization and may not permit its Priority Indebtedness to exceed 20% of its Total Capitalization, each as provided in the 2013 Note Purchase Agreement.

As of June 30, 2014 our interest-bearing debt to total capitalization was 0.49 to 1.00 on a consolidated basis and 0.53 to 1.00 for OTP.

OFF-BALANCE-SHEET ARRANGEMENTS

We and our subsidiary companies have outstanding letters of credit totaling $8.1 million, but our line of credit borrowing limits are only restricted by $2.6 million of the outstanding letters of credit. We do not have any other off-balance-sheet arrangements or any relationships with unconsolidated entities or financial partnerships. These entities are often referred to as structured finance special purpose entities or variable interest entities, which are established for the purpose of facilitating off-balance-sheet arrangements or for other contractually narrow or limited purposes. We are not exposed to any financing, liquidity, market or credit risk that could arise if we had such relationships.

2014 BUSINESS OUTLOOK

We are narrowing our consolidated diluted earnings per share guidance for 2014 to be in the range of $1.65 to $1.80 from our previously announced range of $1.60 to $1.80. This guidance reflects the current mix of businesses owned by us. It considers the cyclical nature of some of our businesses and reflects challenges, as well as our plans and strategies for improving future operating results.

Segment components of our 2013 earnings per share and 2014 earnings per share guidance ranges are as follows:

	2013 EPS by Segment	February 2014 EPS Guidance		May 2014 EPS Guidance		Current 2014 EPS Guidance
		Low	High	Low	High	Low	High
Electric	$1.05	$1.19	$1.23	$1.21	$1.25	$1.23	$1.26
Manufacturing	$0.32	$0.29	$0.33	$0.29	$0.33	$0.30	$0.33
Plastics	$0.38	$0.25	$0.29	$0.27	$0.31	$0.26	$0.29
Construction	$0.04	$0.07	$0.11	$0.07	$0.11	$0.10	$0.13
Corporate	($0.25)	($0.25)	($0.21)	($0.24)	($0.20)	($0.24)	($0.21)
Subtotal – Continuing Operations	$1.54	$1.55	$1.75	$1.60	$1.80	$1.65	$1.80
Corporate – Loss on Debt Extinguishment	($0.17)
Total – Continuing Operations	$1.37	$1.55	$1.75	$1.60	$1.80	$1.65	$1.80

Contributing to our updated earnings guidance for 2014 are the following items:

●
We are raising our 2014 net income expectations for our Electric segment from our previously issued guidance primarily from strong first quarter results driven in part by colder than normal weather. Items affecting our 2014 Electric segment earnings guidance compared with 2013 segment earnings include:

o	Rider recovery increases, including environmental riders in Minnesota and North Dakota related to the Big Stone AQCS environmental upgrades while under construction, and

o	A decrease in pension costs of approximately $2.0 million as a result of an increase in the discount rate from 4.5% to 5.3%, offset by

o	An increase in interest costs as a result of $150 million of fixed rate long term debt put in place in the first quarter of 2014 to finance the Big Stone Plant AQCS and transmission projects, and

o	An increase in operating and maintenance costs primarily for increased labor and a planned outage for maintenance at Hoot Lake Plant.

●	We are narrowing our 2014 earnings expectations for our Manufacturing segment, which are expected to be unchanged from 2013 results due to the following factors:

o
An increase at BTD due to increased order volume as a result of expanded relationships with customers in recreational vehicle, lawn and garden, industrial and commercial end markets BTD serves, offset by

o	A decrease in earnings from T.O. Plastics due to a reduction in sales of a product the customer will be producing on its own in 2014, and

o	Backlog for the manufacturing companies of approximately $86 million for 2014 compared with $76 million one year ago.

●
We are lowering our previous 2014 net income guidance for our Plastics segment due to an expected continued increase in PVC resin costs which, based on current market conditions, are not expected to be fully recovered through higher sales prices for PVC pipe due to current competitive market conditions.

●
We are raising our previous 2014 net income guidance for our Construction segment. Segment net income for 2014 is expected to be higher than previous guidance and 2013 net income as a result of improved cost control processes in construction management and more selective bidding on projects with the potential for higher margins. Backlog in place for the construction businesses is $64 million for 2014 compared with $74 million one year ago.

●
We are narrowing our previous range for corporate costs for 2014. Corporate costs for 2014 are still expected to be lower than 2013 costs, despite the charge recorded to exit the airplane lease early, as a result of lower interest costs, the 2014 sale of an investment in tax-credit-qualified low income housing rental property and improved performance in our self-insured health plan.

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

We use estimates based on the best information available in recording transactions and balances resulting from business operations. Estimates are used for such items as depreciable lives, asset impairment evaluations, tax provisions, collectability of trade accounts receivable, self-insurance programs, unbilled electric revenues, accrued renewable resource and transmission rider revenues, valuations of forward energy contracts, percentage-of-completion, warranty and actuarially determined benefits costs and liabilities. As better information becomes available or actual amounts are known, estimates are revised. Operating results can be affected by revised estimates. Actual results may differ from these estimates under different assumptions or conditions. Management has discussed the application of these critical accounting policies and the development of these estimates with the Audit Committee of the Board of Directors. A discussion of critical accounting policies is included under the caption “Critical Accounting Policies Involving Significant Estimates” on pages 60 through 64 of our Annual Report on Form 10-K for the year ended December 31, 2013. There were no material changes in critical accounting policies or estimates during the quarter ended June 30, 2014.

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

●	Changes in PVC resin prices can negatively impact PVC pipe prices, profit margins on PVC pipe sales and the value of PVC pipe held in inventory.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

At June 30, 2014 we had exposure to market risk associated with interest rates because we had $25.3 million in short-term debt outstanding subject to variable interest rates that are indexed to LIBOR plus 1.75% under our $150 million revolving credit facility, and OTP had $2.9 million in short-term debt outstanding subject to variable interest rates indexed to LIBOR plus 1.25% under its $170 million revolving credit facility.

All of our consolidated long-term debt outstanding on June 30, 2014 has fixed interest rates. We manage our interest rate risk through the issuance of fixed-rate debt with varying maturities, through economic refunding of debt through optional refundings, limiting the amount of variable interest rate debt, and the utilization of short-term borrowings to allow flexibility in the timing and placement of long-term debt.

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

We have in place an energy risk management policy with a goal to manage, through the use of defined risk management practices, price risk and credit risk associated with wholesale power purchases and sales. Volumetric limits and loss limits are used to adequately manage the risks associated with our energy trading activities. Additionally, we have a Value at Risk (VaR) limit to further manage market price risk. As of June 30, 2014 OTP had no open forward contracts for sale of electricity.

OTP has credit risk associated with the nonperformance or nonpayment by counterparties to its forward energy and capacity purchases and sales agreements. We have established guidelines and limits to manage credit risk associated with wholesale power and capacity purchases and sales. Specific limits are determined by a counterparty’s financial strength. OTP’s credit risk with its largest counterparty on delivered and marked-to-market forward contracts as of June 30, 2014 was $395,000. As of June 30, 2014 OTP had a net credit risk exposure of $503,000 from two counterparties with investment grade credit ratings. OTP had no exposure at June 30, 2014 to counterparties with credit ratings below investment grade. Counterparties with investment grade credit ratings have minimum credit ratings of BBB- (Standard & Poor’s), Baa3 (Moody’s) or BBB- (Fitch). The $503,000 credit risk exposure included net amounts due to OTP on receivables/payables from completed transactions billed and unbilled plus marked-to-market gains on forward contracts for the purchase of gasoline scheduled for settlement after June, 2014. Individual counterparty exposures are offset according to legally enforceable netting arrangements.

Item 4. Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) as of June 30, 2014, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2014.

During the fiscal quarter ended June 30, 2014, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company does not have a publicly announced stock repurchase program. The following table shows common shares that were surrendered to the Company by employees to pay taxes in connection with shares issued for incentive awards in April and May 2014 under the Company’s 1999 Stock Incentive Plan:

Calendar Month	Total Number of Shares Purchased	Average Price Paid per Share
April 2014	7,212	$29.948
May 2014	36	$29.976
June 2014	--	--
Total	7,248

Item 6.    Exhibits

10.1	Form of 2014 Performance Award Agreement (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Otter Tail Corporation on April 17, 2014).

10.2	Form of 2014 Restricted Stock Award Agreement for Executive Officers (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by Otter Tail Corporation on April 17, 2014).

10.3	Form of 2014 Restricted Stock Award Agreement for Directors (incorporated by reference to Exhibit 10.3 to the Form 8-K filed by Otter Tail Corporation on April 17, 2014).

10.4	Summary of Non-Employee Director Compensation (incorporated by reference to Exhibit 10.4 to the Form 8-K filed by Otter Tail Corporation on April 17, 2014).

10.5
Second Amendment of Deferred Compensation Plan for Directors (2003 Restatement), as amended (incorporated by reference to Exhibit 10.5 to the Form 8-K filed by Otter Tail Corporation on April 17, 2014).

10.6
Otter Tail Corporation 2014 Stock Incentive Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 (File No. 333-195337) filed by Otter Tail Corporation on April 17, 2014).

10.7
Separation Agreement and General Release dated May 8, 2014 between Otter Tail Corporation and Mr. Waslaski (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Otter Tail Corporation on May 14, 2014).

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

101
Financial statements from the Quarterly Report on Form 10-Q of Otter Tail Corporation for the quarter ended June 30, 2014, formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OTTER TAIL CORPORATION

By:	/s/ Kevin G. Moug
Kevin G. Moug
Chief Financial Officer (Chief Financial Officer/Authorized Officer)

Dated: August 11, 2014

EXHIBIT INDEX

Exhibit Number        Description

10.1	Form of 2014 Performance Award Agreement (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Otter Tail Corporation on April 17, 2014).

10.2	Form of 2014 Restricted Stock Award Agreement for Executive Officers (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by Otter Tail Corporation on April 17, 2014).

10.3	Form of 2014 Restricted Stock Award Agreement for Directors (incorporated by reference to Exhibit 10.3 to the Form 8-K filed by Otter Tail Corporation on April 17, 2014).

10.4	Summary of Non-Employee Director Compensation (incorporated by reference to Exhibit 10.4 to the Form 8-K filed by Otter Tail Corporation on April 17, 2014).

10.5
Second Amendment of Deferred Compensation Plan for Directors (2003 Restatement), as amended (incorporated by reference to Exhibit 10.5 to the Form 8-K filed by Otter Tail Corporation on April 17, 2014).

10.6
Otter Tail Corporation 2014 Stock Incentive Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 (File No. 333-195337) filed by Otter Tail Corporation on April 17, 2014).

10.7
Separation Agreement and General Release dated May 8, 2014 between Otter Tail Corporation and Mr. Waslaski (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Otter Tail Corporation on May 14, 2014).

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

101
Financial statements from the Quarterly Report on Form 10-Q of Otter Tail Corporation for the quarter ended June 30, 2014, formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.