Form 10-Q
period 2014-09-30
Otter Tail Corp
filed 2014-11-10
CIK 1466593

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	September 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission file number	0-53713

OTTER TAIL CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota	27-0383995
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

215 South Cascade Street, Box 496, Fergus Falls, Minnesota	56538-0496
(Address of principal executive offices)	(Zip Code)

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

October 31, 2014 – 36,806,160 Common Shares ($5 par value)

OTTER TAIL CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Otter Tail Corporation
Consolidated Balance Sheets
(not audited)

(in thousands)	September 30, 2014	December 31, 2013

ASSETS

Current Assets
Cash and Cash Equivalents	$--	$1,150
Accounts Receivable:
Trade—Net	105,119	83,572
Other	13,687	9,790
Inventories	78,939	72,681
Deferred Income Taxes	47,228	35,452
Unbilled Revenues	15,804	18,157
Costs and Estimated Earnings in Excess of Billings	6,271	4,063
Regulatory Assets	19,947	17,940
Other	10,779	7,747
Assets of Discontinued Operations	10	38
Total Current Assets	297,784	250,590

Investments	8,706	9,362
Other Assets	29,856	28,834
Goodwill	38,808	38,971
Other Intangibles—Net	12,595	13,328

Deferred Debits
Unamortized Debt Expense	4,147	4,188
Regulatory Assets	73,725	83,730
Total Deferred Debits	77,872	87,918

Plant
Electric Plant in Service	1,521,948	1,460,884
Nonelectric Operations	197,767	194,872
Construction Work in Progress	234,342	187,461
Total Gross Plant	1,954,057	1,843,217
Less Accumulated Depreciation and Amortization	705,393	676,201
Net Plant	1,248,664	1,167,016

Total Assets	$1,714,285	$1,596,019

See accompanying condensed notes to consolidated financial statements.

Otter Tail Corporation
Consolidated Balance Sheets
(not audited)

(in thousands, except share data)	September 30, 2014	December 31, 2013

LIABILITIES AND EQUITY

Current Liabilities
Short-Term Debt	$39,000	$51,195
Current Maturities of Long-Term Debt	198	188
Accounts Payable	107,307	113,457
Accrued Salaries and Wages	21,679	19,903
Billings In Excess Of Costs and Estimated Earnings	2,508	13,707
Accrued Taxes	10,998	12,491
Derivative Liabilities	6,520	11,782
Other Accrued Liabilities	8,286	6,532
Liabilities of Discontinued Operations	3,300	3,637
Total Current Liabilities	199,796	232,892

Pensions Benefit Liability	50,799	69,743
Other Postretirement Benefits Liability	46,083	45,221
Other Noncurrent Liabilities	21,890	25,209

Commitments and Contingencies (note 9)

Deferred Credits
Deferred Income Taxes	229,148	195,603
Deferred Tax Credits	26,927	28,288
Regulatory Liabilities	76,942	73,926
Other	918	718
Total Deferred Credits	333,935	298,535

Capitalization
Long-Term Debt, Net of Current Maturities	498,540	389,589

Cumulative Preferred Shares– Authorized 1,500,000 Shares Without Par Value; Outstanding - None	--	--

Cumulative Preference Shares – Authorized 1,000,000 Shares Without Par Value; Outstanding - None	--	--

Common Shares, Par Value $5 Per Share—Authorized, 50,000,000 Shares;
Outstanding, 2014—36,797,438 Shares; 2013—36,271,696 Shares	183,987	181,358
Premium on Common Shares	267,346	255,759
Retained Earnings	113,569	99,441
Accumulated Other Comprehensive Loss	(1,660)	(1,728)
Total Common Equity	563,242	534,830

Total Capitalization	1,061,782	924,419

Total Liabilities and Equity	$1,714,285	$1,596,019

See accompanying condensed notes to consolidated financial statements.

Otter Tail Corporation
Consolidated Statements of Income
(not audited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per-share amounts)	2014	2013	2014	2013

Operating Revenues
Electric	$89,376	$86,275	$301,328	$270,089
Product Sales	107,149	95,984	304,527	281,102
Construction Services	45,846	47,509	111,599	108,920
Total Operating Revenues	242,371	229,768	717,454	660,111
Operating Expenses
Production Fuel - Electric	15,121	18,785	49,754	52,341
Purchased Power - Electric System Use	10,710	8,691	48,971	36,575
Electric Operation and Maintenance Expenses	33,346	30,626	107,742	98,878
Cost of Products Sold (depreciation included below)	85,384	74,477	239,501	214,601
Cost of Construction Revenues Earned (depreciation included below)	37,767	40,998	94,010	96,873
Other Nonelectric Expenses	13,421	12,857	42,086	38,811
Depreciation and Amortization	15,122	15,039	44,871	44,794
Property Taxes - Electric	3,178	3,163	9,536	9,088
Total Operating Expenses	214,049	204,636	636,471	591,961
Operating Income	28,322	25,132	80,983	68,150
Interest Charges	7,687	6,574	21,909	20,431
Other Income	494	1,401	3,175	2,958
Income Before Income Taxes—Continuing Operations	21,129	19,959	62,249	50,677
Income Tax Expense—Continuing Operations	5,476	5,133	15,250	13,113
Net Income from Continuing Operations	15,653	14,826	46,999	37,564
Discontinued Operations
Income - net of Income Tax Expense (Benefit) of $116, $39, $166 and ($35) for the respective periods	172	312	249	428
Gain on Disposition - net of Income Tax Expense of $6 for the nine months ended September 30, 2013	--	--	--	210
Net Income from Discontinued Operations	172	312	249	638
Net Income	15,825	15,138	47,248	38,202
Preferred Dividend Requirements and Other Adjustments	--	--	--	513
Earnings Available for Common Shares	$15,825	$15,138	$47,248	$37,689

Average Number of Common Shares Outstanding—Basic	36,596,396	36,179,507	36,415,500	36,141,664
Average Number of Common Shares Outstanding—Diluted	36,838,990	36,381,900	36,658,257	36,344,063

Basic Earnings Per Common Share:
Continuing Operations (net of preferred dividend requirement and other adjustments)	$0.43	$0.41	$1.29	$1.02
Discontinued Operations	--	0.01	0.01	0.02
	$0.43	$0.42	$1.30	$1.04
Diluted Earnings Per Common Share:
Continuing Operations (net of preferred dividend requirement and other adjustments)	$0.43	$0.41	$1.28	$1.02
Discontinued Operations	--	0.01	0.01	0.02
	$0.43	$0.42	$1.29	$1.04
Dividends Declared Per Common Share	$0.3025	$0.2975	$0.9075	$0.8925

See accompanying condensed notes to consolidated financial statements.

Otter Tail Corporation
Consolidated Statements of Comprehensive Income
(not audited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Net Income	$15,825	$15,138	$47,248	$38,202
Other Comprehensive Income:
Unrealized Gain on Available-for-Sale Securities:
Reversal of Previously Recognized Gains Realized on Sale of Investments and Included in Other Income During Period	--	--	(17)	(25)
(Losses) Gains Arising During Period	(37)	19	(18)	(66)
Income Tax Benefit (Expense)	13	(7)	12	32
Change in Unrealized Gains on Available-for-Sale Securities – net-of-tax	(24)	12	(23)	(59)
Pension and Postretirement Benefit Plans:
Amortization of Unrecognized Postretirement Benefit Losses and Costs (note 12)	50	145	151	436
Income Tax (Expense)	(20)	(58)	(60)	(175)
Pension and Postretirement Benefit Plans – net-of-tax	30	87	91	261
Total Other Comprehensive Income	6	99	68	202
Total Comprehensive Income	$15,831	$15,237	$47,316	$38,404

See accompanying condensed notes to consolidated financial statements.

Otter Tail Corporation
Consolidated Statements of Cash Flows
(not audited)

	Nine Months Ended September 30,
(in thousands)	2014	2013
Cash Flows from Operating Activities
Net Income	$47,248	$38,202
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Net Gain from Sale of Discontinued Operations	--	(210)
Net Income from Discontinued Operations	(249)	(428)
Depreciation and Amortization	44,871	44,794
Deferred Tax Credits	(1,361)	(1,422)
Deferred Income Taxes	20,824	15,215
Change in Deferred Debits and Other Assets	4,299	9,817
Discretionary Contribution to Pension Plan	(20,000)	(10,000)
Change in Noncurrent Liabilities and Deferred Credits	(1,336)	7,318
Allowance for Equity/Other Funds Used During Construction	(1,180)	(1,462)
Change in Derivatives Net of Regulatory Deferral	214	120
Stock Compensation Expense—Equity Awards	1,126	1,116
Other—Net	(1,303)	813
Cash (Used for) Provided by Current Assets and Current Liabilities:
Change in Receivables	(23,651)	(9,775)
Change in Inventories	(6,298)	(3,323)
Change in Other Current Assets	(1,769)	(252)
Change in Payables and Other Current Liabilities	(15,094)	4,170
Change in Interest and Income Taxes Receivable/Payable	1,028	1,156
Net Cash Provided by Continuing Operations	47,369	95,849
Net Cash Used in Discontinued Operations	(341)	(2,499)
Net Cash Provided by Operating Activities	47,028	93,350
Cash Flows from Investing Activities
Capital Expenditures	(125,164)	(109,690)
Net Proceeds from Disposal of Noncurrent Assets	3,262	2,615
Net Increase in Other Investments	(2,148)	(680)
Net Cash Used in Investing Activities - Continuing Operations	(124,050)	(107,755)
Net Proceeds from Sale of Discontinued Operations	--	12,842
Net Cash Provided by Investing Activities - Discontinued Operations	284	505
Net Cash Used in Investing Activities	(123,766)	(94,408)
Cash Flows from Financing Activities
Net Short-Term (Repayments) Borrowings	(12,195)	40,335
Proceeds from Issuance of Common Stock	13,331	1,496
Common Stock Issuance Expenses	(412)	--
Payments for Retirement of Capital Stock	(459)	(15,723)
Proceeds from Issuance of Long-Term Debt	150,000	40,900
Short-Term and Long-Term Debt Issuance Expenses	(516)	(126)
Payments for Retirement of Long-Term Debt	(41,039)	(25,266)
Dividends Paid and Other Distributions	(33,119)	(33,027)
Net Cash Provided by Financing Activities - Continuing Operations	75,591	8,589
Net Cash Used in Financing Activities - Discontinued Operations	--	--
Net Cash Provided by Financing Activities	75,591	8,589
Net Change in Cash and Cash Equivalents - Discontinued Operations	(3)	(776)
Net Change in Cash and Cash Equivalents	(1,150)	6,755
Cash and Cash Equivalents at Beginning of Period	1,150	52,362
Cash and Cash Equivalents at End of Period	$--	$59,117

See accompanying condensed notes to consolidated financial statements.

OTTER TAIL CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(not audited)

In the opinion of management, Otter Tail Corporation (the Company) has included all adjustments (including normal recurring accruals) necessary for a fair presentation of the consolidated financial statements for the periods presented. The consolidated financial statements and condensed notes thereto should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. Because of seasonal and other factors, the earnings for the three and nine month periods ended September 30, 2014 should not be taken as an indication of earnings for all or any part of the balance of the year.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Percentage-of-Completion Revenues	16.0%	20.6%	13.3%	16.4%

The following table summarizes costs incurred and billings and estimated earnings recognized on uncompleted contracts:

	September 30,	December 31,
(in thousands)	2014	2013
Costs Incurred on Uncompleted Contracts	$418,588	$361,487
Less Billings to Date	(429,830)	(377,608)
Plus Estimated Earnings Recognized	15,005	6,477
Net Costs in Excess of Billings plus Estimated Earnings on Uncompleted Contracts	$3,763	$(9,644)

The following amounts are included in the Company’s consolidated balance sheets:

	September 30,	December 31,
(in thousands)	2014	2013
Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts	$6,271	$4,063
Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts	(2,508)	(13,707)
Net Costs in Excess of Billings plus Estimated Earnings on Uncompleted Contracts	$3,763	$(9,644)

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

Warranty Reserves
The Company establishes reserves for estimated product warranty costs at the time revenue is recognized based on historical warranty experience and additionally for any known product warranty issues. Certain Company products carry one to fifteen year warranties. Although the Company engages in extensive product quality programs and processes, the Company’s warranty obligations have been and may in the future be affected by product failure rates, repair or field replacement costs and additional development costs incurred in correcting product failures. The warranty reserve balance as of December 31, 2013 and September 30, 2014 relates entirely to products produced by the Company’s former wind tower and waterfront equipment manufacturing companies and is included in liabilities of discontinued operations. See note 17 to consolidated financial statements.

Retainage
Accounts Receivable include the following amounts, billed under contracts by the Company’s construction subsidiaries, that have been retained by customers pending project completion:

	September 30,	December 31,
(in thousands)	2014	2013
Accounts Receivable Retained by Customers	$7,854	$7,125

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

The following tables present, for each of the hierarchy levels, the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013:

September 30, 2014 (in thousands)	Level 1	Level 2	Level 3
Assets:
Current Assets – Other:
Forward Energy Contracts	$--	$--	$2,016
Money Market and Mutual Funds - Nonqualified Retirement Savings Plan	120
Investments:
Corporate Debt Securities – Held by Captive Insurance Company		7,128
U.S. Government Debt Securities – Held by Captive Insurance Company		1,254
Other Assets:
Money Market and Mutual Funds - Nonqualified Retirement Savings Plan	582
Total Assets	$702	$8,382	$2,016
Liabilities:
Derivative Liabilities - Forward Gasoline Purchase Contracts	$--	$37	$--
Derivative Liabilities - Forward Energy Contracts			6,483
Total Liabilities	$--	$37	$6,483

December 31, 2013 (in thousands)	Level 1	Level 2	Level 3
Assets:
Current Assets – Other:
Forward Energy Contracts	$--	$--	$338
Forward Gasoline Purchase Contracts		62
Money Market and Mutual Funds - Nonqualified Retirement Savings Plan	110
Investments:
Corporate Debt Securities – Held by Captive Insurance Company		7,671
U.S. Government Debt Securities – Held by Captive Insurance Company		1,271
Other Assets:
Money Market and Mutual Funds - Nonqualified Retirement Savings Plan	866
Total Assets	$976	$9,004	$338
Liabilities:
Derivative Liabilities - Forward Energy Contracts	$--	$103	$11,679
Total Liabilities	$--	$103	$11,679

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

Fair values for OTP’s forward energy contracts with delivery points that are not at an active trading hub included in Level 3 of the fair value hierarchy in the table above as of September 30, 2014 and December 31, 2013, are based on prices indexed to observable prices at an active trading hub. Prices at illiquid trading points are based on a basis spread between that trading point and more liquid trading hub prices. These basis spreads are determined based on available market price information and the use of forward price curve models. The September 30, 2014 Level 3 forward electric basis spreads ranged from $1.58 to $7.25 per megawatt-hour under the active trading hub price. The weighted average price was $38.67 per megawatt-hour.

In the table above, the fair value of the Level 3 forward energy contracts in derivative asset and derivative liability positions as of September 30, 2014 are related to power purchase contracts where OTP intends to take or has taken physical delivery of the energy under the contract. When OTP takes physical delivery of the energy purchased under these contracts the costs incurred are subject to recovery in base rates and through fuel clause adjustments. Any derivative assets or liabilities and related gains or losses recorded as a result of the fair valuation of these power purchase contracts will not be realized and are 100% offset by regulatory liabilities and assets related to fuel clause adjustment treatment of purchased power costs. Therefore, the net impact of any recorded fair valuation gains or losses related to these contracts on the Company’s consolidated net income is $0 and the net income impact of any future fair valuation adjustments of these contracts will be $0. When energy is delivered under these contracts, they will be settled at the original contract price and any fair valuation gains or losses and related derivative assets or liabilities recorded over the life of the contracts will be reversed along with any offsetting regulatory liabilities or assets. Because of regulatory accounting treatment, any price volatility related to the fair valuation of these contracts had no impact on the Company’s reported consolidated net income for the three and nine month periods ended September 30, 2014 and 2013.

The following table presents changes in Level 3 forward energy contract derivative asset and liability fair valuations for the nine-month periods ended September 30, 2014 and 2013:

	Nine Months Ended
	September 30,
(in thousands)	2014	2013
Forward Energy Contracts - Fair Values Beginning of Period	$(11,341)	$(17,782)
Less: Amounts Reversed on Settlement of Contracts Entered into in Prior Periods	1,252	5,066
Changes in Fair Value of Contracts Entered into in Prior Periods	5,622	325
Cumulative Fair Value Adjustments of Contracts Entered into in Prior Years at End of Period	(4,467)	(12,391)
Net Change in Value of Open Contracts Entered into in Current Period	--	--
Forward Energy Contracts - Net Derivative Liability Fair Values End of Period	$(4,467)	$(12,391)

Inventories
Inventories consist of the following:

	September 30,	December 31,
(in thousands)	2014	2013
Finished Goods	$22,177	$20,649
Work in Process	12,193	9,942
Raw Material, Fuel and Supplies	44,569	42,090
Total Inventories	$78,939	$72,681

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

The following table summarizes changes to goodwill by business segment during 2014:

(in thousands)	Gross Balance December 31, 2013	Accumulated Impairments	Balance (net of impairments) December 31, 2013	Adjustments to Goodwill in 2014	Balance (net of impairments) September 30, 2014
Manufacturing	$12,186	$--	$12,186	$--	$12,186
Plastics	19,302	--	19,302	--	19,302
Construction	7,483	--	7,483	163	7,320
Total	$38,971	$--	$38,971	$163	$38,808

Intangible assets with finite lives are amortized over their estimated useful lives and reviewed for impairment in accordance with requirements under ASC 360-10-35, Property, Plant, and Equipment—Overall—Subsequent Measurement. The following table summarizes the components of the Company’s intangible assets at September 30, 2014 and December 31, 2013:

September 30, 2014 (in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Amortization Periods
Amortizable Intangible Assets:
Customer Relationships	$16,811	$5,572	$11,239	63-163 months
Other Intangible Assets	639	383	256	24 months
Total	$17,450	$5,955	$11,495
Indefinite-Lived Intangible Assets:
Trade Name	$1,100	--	$1,100

December 31, 2013 (in thousands)
Amortizable Intangible Assets:
Customer Relationships	$16,811	$4,935	$11,876	72-172 months
Other Intangible Assets Including Contracts	825	473	352	33 months
Total	$17,636	$5,408	$12,228
Indefinite-Lived Intangible Assets:
Trade Name	$1,100	--	$1,100

The amortization expense for these intangible assets was:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2014	2013	2014	2013
Amortization Expense – Intangible Assets	$245	$245	$733	$733

The estimated annual amortization expense for these intangible assets for the next five years is:

(in thousands)	2014	2015	2016	2017	2018
Estimated Amortization Expense – Intangible Assets	$977	$977	$945	$849	$849

Supplemental Disclosures of Cash Flow Information

	As of September 30,
(in thousands)	2014	2013
Noncash Investing Activities:
Accounts Payable Outstanding Related to Capital Additions1	$21,512	$25,133
Accounts Receivable Outstanding Related to Joint Plant Owner’s Share of Capital Additions2	$5,058	$5,172
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

Under the LSA, all development period costs of the Coyote Creek coal mine incurred during the development period will be recovered from the Coyote Station owners over the full term of the production period, which commences with the first delivery of coal to Coyote Station, scheduled for May 2016, by being included in the cost of production. The development fee and the capital charge incurred during the development period will be recovered from the Coyote Station owners over the first 52 months of the production period by being included in the cost of production during those months. OTP’s 35% share of development period costs, development fees and capital charges incurred by CCMC through September 30, 2014 is $16.2 million. In the event the contract is terminated because regulations or legislation render the burning of coal cost prohibitive and the assets worthless, OTP’s maximum exposure to loss as a result of its involvement with CCMC as of September 30, 2014 could be as high as $16.2 million.

Revisions to Presentation
Beginning with the Company’s 2013 Annual Report on Form 10-K, the Company is reporting revenues and costs related to the sale of products by its manufacturing and plastic pipe companies separately from the revenues and costs of its construction companies on the face of its consolidated statements of income. Its nonelectric revenues and cost of goods sold for the three and nine month periods ended September 30, 2013 have been revised in a similar manner to be consistent with, and comparable to, the presentation of revenues and costs for the three and nine month periods ended September 30, 2014. The change in presentation of 2013 nonelectric revenues and cost of goods sold had no effect on the Company’s reported consolidated revenues, costs, operating income or net income for the three and nine month periods ended September 30, 2013.

New Accounting Standards

Accounting Standards Update (ASU) 2013-11
In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740) (ASC 740), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which requires an entity with unrecognized tax benefits to present the unrecognized tax benefits as a reduction to a deferred tax asset related to a net operating loss carryforward, a similar tax loss, or a tax credit carryforward when such net operating loss carryforward, similar tax loss, or tax credit carryforward is available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position. The ASU 2013-11 amendments to ASC 740 are effective for fiscal years beginning after December 15, 2013. The Company adopted the reporting requirements in ASU 2013-11 in the first quarter of 2014 on a prospective basis and transferred $4.3 million of unrecognized tax benefits from other long-term liabilities to long-term deferred income taxes.

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

The following table presents the percent of consolidated sales revenue by country:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
United States of America	95.9%	97.7%	96.5%	97.7%
Mexico	3.0%	1.5%	2.5%	1.3%
Canada	1.0%	0.7%	0.9%	0.9%
All Other Countries (none greater than 0.05%)	0.1%	0.1%	0.1%	0.1%

The Company evaluates the performance of its business segments and allocates resources to them based on earnings contribution and return on total invested capital. Information for the business segments for the three and nine months ended September 30, 2014 and 2013 and total assets by business segment as of September 30, 2014 and December 31, 2013 are presented in the following tables:

Operating Revenue

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2014	2013	2014	2013
Electric	$89,410	$86,283	$301,409	$270,155
Manufacturing	55,536	49,323	164,341	152,282
Plastics	51,613	46,659	140,186	128,820
Construction	45,846	47,509	111,599	108,928
Intersegment Eliminations	(34)	(6)	(81)	(74)
Total	$242,371	$229,768	$717,454	$660,111

Interest Charges

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2014	2013	2014	2013
Electric	$6,071	$3,960	$17,209	$13,032
Manufacturing	812	816	2,433	2,447
Plastics	276	249	797	753
Construction	220	128	489	345
Corporate and Intersegment Eliminations	308	1,421	981	3,854
Total	$7,687	$6,574	$21,909	$20,431

Income Taxes

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2014	2013	2014	2013
Electric	$1,714	$2,565	$6,472	$5,830
Manufacturing	1,164	1,124	4,171	4,715
Plastics	1,888	2,278	6,135	7,508
Construction	1,137	1,193	1,966	490
Corporate	(427)	(2,027)	(3,494)	(5,430)
Total	$5,476	$5,133	$15,250	$13,113

Earnings (Loss) Available for Common Shares

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2014	2013	2014	2013
Electric	$8,612	$8,787	$30,507	$24,301
Manufacturing	2,899	2,970	8,095	8,333
Plastics	3,092	3,403	9,985	11,215
Construction	2,205	1,784	3,438	716
Corporate	(1,155)	(2,118)	(5,026)	(7,514)
Discontinued Operations	172	312	249	638
Total	$15,825	$15,138	$47,248	$37,689

Identifiable Assets

	September 30,	December 31,
(in thousands)	2014	2013
Electric	$1,380,563	$1,290,416
Manufacturing	127,534	119,302
Plastics	90,217	76,853
Construction	60,704	49,440
Corporate	55,257	59,970
Discontinued Operations	10	38
Total	$1,714,285	$1,596,019

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

The Big Stone South – Brookings Project—This is a planned 345 kiloVolt (kV) transmission line that will extend approximately 70 miles between a proposed substation near Big Stone City, South Dakota and the Brookings County Substation near Brookings, South Dakota. OTP and Xcel Energy jointly developed this project. MISO approved this project as an MVP under the MISO Tariff in December 2011. A Notice of Intent to Construct Facilities (NICF) was filed with the SDPUC on February 29, 2012. The SDPUC approved the certification for the northern portion of the route on April 9, 2013. The SDPUC granted OTP and Xcel Energy approval of a route permit for the southern portion of the Big Stone South - Brookings line on February 18, 2014. On August 1, 2014 OTP and Xcel Energy entered into agreements to construct the project. This line is expected to be in service in 2017.

The Big Stone South – Ellendale Project—This is a proposed 345 kV transmission line that will extend 160 to 170 miles between a proposed substation near Big Stone City, South Dakota and a proposed substation near Ellendale, North Dakota. OTP is jointly developing this project with Montana-Dakota Utilities Co., a Division of MDU Resources Group, Inc. (MDU). MISO approved this project as an MVP under the MISO Tariff in December 2011. OTP and MDU jointly filed an NICF with the SDPUC in March of 2012. On August 25, 2013 the NDPSC granted Certificates of Public Convenience and Necessity to OTP and MDU for ten miles of the proposed line to be built in North Dakota. On July 10, 2014 the NDPSC approved a Certificate of Corridor Compatibility and a route permit for the North Dakota section of the proposed line. On August 22, 2014 the SDPUC issued an order approving the route permit for the South Dakota section of the proposed line.

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

The Fargo Project—The Monticello to St. Cloud portion of the Fargo Project was placed into service on December 21, 2011. The St. Cloud to Alexandria portion of the Fargo Project was placed into service on April 23, 2014. Construction is underway for the remaining portion of the project, which is expected to be in service in 2015.

The Brookings Project—The MISO granted unconditional approval of the Brookings Project as an MVP under the MISO Tariff in December 2011. The first phase of the 250 mile Brookings Project was energized in March 2014. Additional segments of the line were energized in April 2014. The entire project is expected to be in service in 2015.

The Bemidji Project—The Bemidji-Grand Rapids transmission line was fully energized and put into service on September 17, 2012.

Big Stone Plant Air Quality Control System (AQCS)—The South Dakota Department of Environment and Natural Resources (DENR) determined that the Big Stone Plant is subject to Best-Available Retrofit Technology (BART) requirements of the Clean Air Act (CAA), based on air dispersion modeling indicating that Big Stone Plant’s emissions reasonably contribute to visibility impairment in national parks and wilderness areas in Minnesota, North Dakota, South Dakota and Michigan.

OTP is currently in the process of constructing the BART-compliant AQCS at Big Stone Plant for a current projected cost of approximately $384 million (OTP’s 53.9% share would be $207 million) with an expected commercial operation date of October 2015. OTP’s share of AQCS construction expenditures incurred through September 30, 2014 is $143 million.

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

Renewable Energy Standards, Conservation, Renewable Resource Riders—Minnesota has a renewable energy standard which requires OTP to generate or procure sufficient renewable generation such that the following percentages of total retail electric sales to Minnesota customers come from qualifying renewable sources: 17% by 2016; 20% by 2020 and 25% by 2025. In addition, a standard established by the 2013 legislature requires 1.5% of total electric sales to be supplied by solar energy by the year 2020. OTP is currently evaluating potential options for meeting that standard. Under certain circumstances and after consideration of costs and reliability issues, the MPUC may modify or delay implementation of the standards. OTP has acquired renewable resources and expects to acquire additional renewable resources in order to maintain compliance with Minnesota renewable energy standards. OTP’s compliance with the Minnesota renewable energy standard will be measured through the Midwest Renewable Energy Tracking System.

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

The costs for three major wind farms previously approved by the MPUC for recovery through OTP’s Minnesota Renewable Resource Adjustment (MNRRA) were moved to base rates as of October 1, 2011 under the MPUC’s April 25, 2011 general rate case order with the exception of the remaining balance of the MNRRA regulatory asset. The MNRRA rate continued to collect the remaining regulatory asset balance through April 30, 2013, when the balance was near zero. On April 4, 2013 the MPUC authorized that any remaining unrecovered balance be retained as a regulatory asset to be recovered in OTP’s next general rate case. Effective May 1, 2013 the resource adjustment on OTP’s Minnesota customers’ bills no longer includes MNRRA costs.

Minnesota Conservation Improvement Programs (MNCIP)—Under Minnesota law, every regulated public utility that furnishes electric service must make annual investments and expenditures in energy conservation improvements, or make a contribution to the state’s energy and conservation account, in an amount equal to at least 1.5% of its gross operating revenues from service provided in Minnesota. The Next Generation Energy Act of 2007 transitioned from a conservation spending goal to a conservation energy savings goal in 2010.

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

In December 2012, the MPUC ordered a change in the MNCIP cost recovery methodology used by OTP from a percentage of a customer’s bill to an amount per kilowatt-hour (kwh) consumed. On January 1, 2013 OTP’s MNCIP surcharge decreased from 3.8% of the customer’s bill to $0.00142 per kwh, which equates to approximately 1.9% of a customer’s bill. On October 10, 2013 the MPUC approved OTP’s 2012 financial incentive request for $2.7 million as well as its request for an updated surcharge rate to be implemented on November 1, 2013. OTP recognized $3.9 million in MNCIP financial incentives in 2013 related to the results of its conservation improvement programs in Minnesota in 2013. On April 1, 2014 OTP submitted its annual 2013 financial incentive filing request for $4.0 million along with a request for an updated surcharge rate. On September 26, 2014 the MPUC approved OTP’s 2013 financial incentive request for $4.0 million, an updated surcharge rate to be effective October 1, 2014, as well as a change to the carrying charge to be equal to the short term cost of debt set in OTP’s most recent general rate case.

OTP had a regulatory asset of $7.2 million for allowable costs and financial incentives eligible for recovery through the MNCIP rider that had not been billed to Minnesota customers as of September 30, 2014. OTP recognized revenue for Minnesota conservation costs and incentives earned totaling $1.3 million in the three month period ended September 30, 2014, compared with $1.5 million in the three month period ended September 30, 2013, and $4.3 million in the nine month period ended September 30, 2014, compared with $4.8 million in the nine month period ended September 30, 2013.

Transmission Cost Recovery (TCR) Rider—In addition to the MNRRA rider, the Minnesota Public Utilities Act (the Act) provides a similar mechanism for automatic adjustment outside of a general rate proceeding to recover the costs of new transmission facilities that have been previously approved by the MPUC in a Certificate of Need (CON) proceeding, certified by the MPUC as a Minnesota priority transmission project, made to transmit the electricity generated from renewable generation sources ultimately used to provide service to the utility’s retail customers, or exempt from the requirement to obtain a Minnesota CON. The MPUC may also authorize cost recovery via such TCR riders for charges incurred by a utility under a federally approved tariff that accrue from other transmission owners’ regionally planned transmission projects that have been determined by the MISO to benefit the utility or integrated transmission system. The Act also authorizes TCR riders to recover the costs of new transmission facilities approved by the regulatory commission of the state in which the new transmission facilities are to be constructed, to the extent approval is required by the laws of that state, and determined by the MISO to benefit the utility or integrated transmission system. Such TCR riders allow a return on investment at the level approved in a utility’s last general rate case. Additionally, following approval of the rate schedule, the MPUC may approve annual rate adjustments filed pursuant to the rate schedule. OTP’s initial request for approval of a TCR rider was granted by the MPUC on January 7, 2010, and became effective February 1, 2010.

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

On May 24, 2012 OTP filed a petition with the MPUC to seek a determination of eligibility for the inclusion of twelve additional transmission related projects in subsequent Minnesota TCR rider filings. On February 20, 2013 the MPUC approved three of the additional projects as eligible for recovery through the TCR rider. OTP filed its annual update to the TCR rider on February 7, 2013 to include the three new projects as well as updated costs associated with existing projects. In a written order issued on March 10, 2014, the MPUC approved OTP’s 2013 TCR rider update but disallowed recovery of capitalized internal costs, costs in excess of CON estimates and a carrying charge in the TCR rider. These items were removed from OTP’s Minnesota TCR rider effective March 1, 2014. OTP will be allowed to seek recovery of these costs in a future rate case. In response to the MPUC approval of OTP’s annual TCR update, OTP submitted a compliance filing in April 2014 reflecting the TCR rider revenue requirements changes relating to the MPUC’s ruling and requesting no rate change be implemented at the time. The MPUC approved OTP’s compliance filing on June 19, 2014. OTP filed its 2014 annual update on May 1, 2014. The MNDOC issued comments on the 2014 update on August 22, 2014.

OTP had a regulatory asset of $2.7 million for amounts eligible for recovery through the Minnesota TCR rider that had not been billed to Minnesota customers as of September 30, 2014. OTP recognized revenue for amounts eligible for recovery through the Minnesota TCR rider of $1.1 million in the three month period ended September 30, 2014, compared with $0.5 million in the three month period ended September 30, 2013, and $5.2 million in the nine month period ended September 30, 2014, compared with $2.7 million in the nine month period ended September 30, 2013.

Environmental Cost Recovery (ECR) Rider—In a written order issued on January 23, 2012 the MPUC granted OTP’s petition for Advance Determination of Prudence (ADP) for costs associated with the design, construction and operation of the BART-compliant AQCS at Big Stone Plant attributable to serving OTP’s Minnesota customers. On May 24, 2013 legislation was enacted in Minnesota which allowed OTP to file an emission-reduction rider for recovery of the revenue requirements of the AQCS. The legislation authorizes the rider to allow a current return on investment (including CWIP) at the level approved in OTP’s most recent general rate case, unless a different return is determined by the MPUC to be in the public interest. On December 18, 2013 the MPUC granted approval of OTP’s Minnesota ECR rider for recovery of OTP’s Minnesota jurisdictional share of the revenue requirements of its investment in the Big Stone Plant AQCS effective January 1, 2014. The ECR rider recoverable revenue requirements include a current return on the project’s CWIP balance at the level approved in OTP’s most recent general rate case. The rate charged to customers will be updated in an annual filing with the MPUC until the costs are rolled into base rates at an undetermined future date. OTP filed its 2014 annual update on July 31, 2014. The MNDOC filed its comments recommending approval on October 17, 2014. The 2014 annual update is pending approval from the MPUC.

OTP had a regulatory asset of $0.5 million for amounts eligible for recovery through the Minnesota ECR rider that had not been billed to Minnesota customers as of September 30, 2014. OTP recognized revenue for amounts eligible for recovery through the Minnesota ECR rider in the three and nine month periods ended September 30, 2014 of $1.7 million and $5.2 million, respectively.

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

OTP had a net regulatory liability of $0.7 million as of September 30, 2014 for amounts billed to North Dakota customers that were subject to refund through the NDRRA rider. OTP recognized revenue for amounts eligible for recovery through the NDRRA rider of $2.2 million in the three month period ended September 30, 2014, compared with $2.4 million in the three month period ended September 30, 2013, and $5.7 million in the nine month period ended September 30, 2014, compared with $6.9 million in the nine month period ended September 30, 2013.

Transmission Cost Recovery Rider—North Dakota law provides a mechanism for automatic adjustment outside of a general rate proceeding to recover jurisdictional capital and operating costs incurred by a public utility for new or modified electric transmission facilities. On August 30, 2013 OTP filed its annual update to its North Dakota TCR rider rate, which was approved on December 30, 2013 and became effective January 1, 2014. On August 29, 2014 OTP filed its annual update to the North Dakota TCR rider rate with a proposed implementation date of January 1, 2015. Within this TCR filing, as required by the order for the North Dakota Big Stone II rider, OTP included the over-collection of North Dakota Big Stone II abandoned plant costs of $0.1 million.

OTP had a regulatory asset of $0.7 million for amounts eligible for recovery through the North Dakota TCR rider that had not been billed to North Dakota customers as of September 30, 2014. OTP recognized revenue for amounts eligible for recovery through the North Dakota TCR rider of $1.3 million in the three month period ended September 30, 2014, compared with $0.7 million in the three month period ended September 30, 2013, and $4.5 million in the nine month period ended September 30, 2014, compared with $2.4 million in the nine month period ended September 30, 2013.

Environmental Cost Recovery Rider—On May 9, 2012 the NDPSC approved OTP’s application for an ADP related to the Big Stone Plant AQCS. On February 8, 2013 OTP filed a request with the NDPSC for an ECR rider to recover OTP’s North Dakota jurisdictional share of the revenue requirements associated with its investment in the Big Stone Plant AQCS. On December 18, 2013 the NDPSC approved OTP’s North Dakota ECR rider based on revenue requirements through the 2013 calendar year and thereafter, with rates effective for bills rendered on or after January 1, 2014. On March 31, 2014 OTP filed its annual update to its North Dakota ECR rider rate. The update included a request to increase the ECR rider rate from 4.319% of base rates to 7.531% of base rates. On July 10, 2014 the NDPSC approved OTP’s 2014 ECR rider annual update request with an August 1, 2014 implementation date.

OTP had a regulatory asset of $1.7 million as of September 30, 2014 for amounts eligible for recovery through the North Dakota ECR rider that had not been billed to North Dakota customers as of September 30, 2014. OTP recognized revenue for amounts eligible for recovery through the North Dakota ECR rider of $1.5 million in the three month period ended September 30, 2014, compared with ($0.4) million in the three month period ended September 30, 2013, and $4.4 million in the nine month period ended September 30, 2014, compared with $0.0 million in the nine month period ended September 30, 2013.

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

OTP included in its total recovery amount a carrying charge of approximately $0.3 million on the North Dakota share of Big Stone II generation costs for the period from September 1, 2009 through the date the recovery of costs began based on OTP’s average 2009 AFUDC rate of 7.65%. Because OTP would not earn a return on these deferred costs over the 36-month recovery period, the recoverable amount of $4.3 million was discounted to its then present value of $3.9 million using OTP’s incremental borrowing rate, in accordance with ASC 980 accounting requirements. The North Dakota portion of Big Stone II generation costs was recovered over a 36-month period which began on August 1, 2010.

The North Dakota jurisdictional share of Big Stone II costs incurred by OTP related to transmission was $1.1 million. Approximately $0.3 million of the total North Dakota jurisdictional share of Big Stone II transmission costs were transferred to the Big Stone South - Brookings MVP during the first quarter of 2013. On July 30, 2013 the NDPSC approved OTP’s request to continue the Big Stone II cost recovery rates for an additional eight months through March 31, 2014 to recover the remaining North Dakota share of Big Stone II transmission-related costs plus accrued AFUDC totaling $1.0 million. As of April 1, 2014 North Dakota customer’s bills no longer include a charge for North Dakota share of Big Stone II costs. OTP had a regulatory liability of $0.1 million as of September 30, 2014 for amounts billed to North Dakota customers that will be subject to refund through the North Dakota TCR rider. The North Dakota TCR rider annual update, requesting an increase in the North Dakota TCR rider rate, was filed on August 29, 2014.

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

OTP had a regulatory asset of $0.1 million for amounts eligible for recovery through the South Dakota TCR rider that had not been billed to South Dakota customers as of September 30, 2014. OTP recognized revenue for amounts eligible for recovery through the South Dakota TCR rider of $0.3 million in the three month period ended September 30, 2014, compared with $0.2 million in the three month period ended September 30, 2013, and $1.0 million in the nine month period ended September 30, 2014, compared with $0.6 million in the nine month period ended September 30, 2013.

Environmental Cost Recovery Rider—On March 30, 2012 OTP requested approval from the SDPUC for an ECR rider to recover costs associated with the Big Stone Plant AQCS. On April 17, 2013 OTP filed a request to either suspend or withdraw this filing. The SDPUC approved withdrawing this filing on April 23, 2013. Instead of receiving rider recovery on the portion of AQCS construction costs assignable to OTP’s South Dakota customers, OTP will accrue AFUDC on these costs until, under a future rate filing, recovery of and a return on the accumulated costs, including AFUDC, may be granted in South Dakota. On August 29, 2014 OTP filed a new request with the SDPUC for an ECR rider to recover costs associated with new environmental measures including costs to comply with mercury and air toxics standards.

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

A portion of the Big Stone II transmission costs were transferred out of CWIP in February 2013 to be included within the Big Stone South - Brookings MVP. On March 28, 2013, OTP filed a petition with the SDPUC requesting deferred accounting for the remaining unrecovered Big Stone II Transmission costs until OTP’s next South Dakota general rate case. The petition was approved by the SDPUC on April 23, 2013 and in May 2013 OTP transferred the remaining South Dakota jurisdictional portion of unrecovered Big Stone II transmission costs plus accumulated AFUDC totaling $0.2 million from CWIP to the Big Stone II Unrecovered Project Costs – South Dakota regulatory asset accounts, which had a combined balance of $0.9 million on September 30, 2014.

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

On November 12, 2013 a group of industrial customers and other stakeholders filed a complaint at the FERC seeking to reduce the return on equity component of the transmission rates that MISO transmission owners, including OTP, may collect under the MISO Tariff. The complainants are seeking to reduce the current 12.38% return on equity used in MISO’s transmission rates to a proposed 9.15%. A group of MISO transmission owners have filed responses to the complaint, defending the current return on equity and seeking dismissal of the complaint. On October 16, 2014 the FERC issued an order finding that the current MISO return on equity may be unjust and unreasonable and setting the issue for hearing, subject to the outcome of settlement discussion. The parties’ first settlement conference is currently scheduled for November 13, 2014.

United States Environmental Protection Agency (EPA) Cross-State Air Pollution Rule (CSAPR)
On April 29, 2014 the U.S. Supreme Court issued its opinion in litigation concerning the EPA’s CSAPR, reversing the August 21, 2012 decision of the U.S. Court of Appeals for the D.C. Circuit that had vacated CSAPR. CSAPR was remanded to the D.C. Circuit for further proceedings where, on July 26, 2014, the United States moved to lift the previously–entered stay. The EPA’s motion asked the D.C. Circuit to implement CSAPR’s Phase 1 emission budgets beginning January 1, 2015, for the annual sulfur dioxide (SO2) and nitrogen oxide programs. The D.C. Circuit granted the EPA’s motion on October 23, 2014, but did not make clear in its order whether that grant included the extension of the deadline requested by the EPA. The EPA has not yet opined on how it interprets the order lifting the stay or whether it believes additional EPA action is necessary to extend the compliance deadline.

The CSAPR rule is expected to apply to OTP’s Solway gas peaking plant and the Hoot Lake coal-fired plant in Minnesota. The primary anticipated impact of the rule for Hoot Lake Plant is to acquire SO2 allowances to continue operating at historical levels. Based on Hoot Lake’s historical generation and EPA’s predicted allowance costs at the time of the 2012 rule, CSAPR would have resulted in annual SO2 allowance purchase costs of approximately $1.0 million. At this time, the specific cost impact of purchasing allowances is unknown, the market has not yet been well established and, since the time CSAPR was vacated in 2012, there has been a substantial reduction in SO2 emissions in OTP’s CSAPR region. Minnesota is considered a Group 2 state for SO2 compliance along with Alabama, Georgia, Kansas, Nebraska, South Carolina and Texas. Any SO2 allowances that need to be obtained for Hoot Lake Plant will need to be from an entity in a Group 2 state.

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

OTP is participating with other stakeholders in efforts to shape the final performance standards for new, modified and reconstructed, and existing power plants both at the federal level and, where applicable, at the state level. On September 16, 2014 the EPA announced a 45-day extension for comments to be submitted regarding its proposed 111(d) rule, which seeks to regulate CO2 emissions for existing coal-based power plants. The extension moved the deadline for comments from October 16, 2014 to December 1, 2014. OTP intends to submit comments on the proposed 111(d) rule by that deadline. It is not possible to determine, at this time, the potential impact to OTP of these future regulations on new, modified or reconstructed, or existing sources.

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

	September 30, 2014			Remaining Recovery/ Refund Period
(in thousands)	Current	Long-Term	Total
Regulatory Assets:
Prior Service Costs and Actuarial Losses on Pensions and Other Postretirement Benefits1	$3,941	$52,089	$56,030	see note
Conservation Improvement Program Costs and Incentives2	5,867	1,448	7,315	21 months
Deferred Marked-to-Market Losses1	3,193	3,290	6,483	51 months
Accumulated ARO Accretion/Depreciation Adjustment1	--	5,053	5,053	asset lives
Big Stone II Unrecovered Project Costs – Minnesota1	584	3,326	3,910	99 months
MISO Schedule 26/26A Transmission Cost Recovery Rider True-up1	2,336	1,133	3,469	24 months
Minnesota Transmission Rider Accrued Revenues2	588	2,142	2,730	24 months
Deferred Income Taxes1	--	2,430	2,430	asset lives
Debt Reacquisition Premiums1	354	1,978	2,332	216 months
North Dakota Environmental Cost Recovery Rider Accrued Revenues2	1,701	--	1,701	12 months
Big Stone II Unrecovered Project Costs – South Dakota2	100	768	868	104 months
North Dakota Transmission Rider Accrued Revenues2	748	--	748	12 months
Minnesota Environmental Cost Recovery Rider Accrued Revenues2	468	--	468	12 months
Minnesota Renewable Resource Rider Accrued Revenues2	--	68	68	see note
South Dakota Transmission Rider Accrued Revenues2	67	--	67	12 months
Total Regulatory Assets	$19,947	$73,725	$93,672
Regulatory Liabilities:
Accumulated Reserve for Estimated Removal Costs – Net of Salvage	$--	$73,173	$73,173	asset lives
Deferred Marked-to-Market Gains	1,114	902	2,016	47 months
Deferred Income Taxes	--	1,686	1,686	asset lives
North Dakota Renewable Resource Rider Accrued Refund	314	419	733	18 months
Revenue for Rate Case Expenses Subject to Refund – Minnesota	--	660	660	see note
Refundable Fuel Clause Adjustment Revenues	412	--	412	12 months
Big Stone II Over Recovered Project Costs – North Dakota	144	--	144	12 months
Deferred Gain on Sale of Utility Property – Minnesota Portion	6	102	108	231 months
South Dakota – Nonasset-Based Margin Sharing Excess	16	--	16	12 months
Total Regulatory Liabilities	$2,006	$76,942	$78,948
Net Regulatory Asset (Liability) Position	$17,941	$(3,217)	$14,724
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

All Deferred Marked-to-Market Gains and Losses recorded as of September 30, 2014 are related to forward purchases of energy scheduled for delivery through December 2018.

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

Minnesota Transmission Rider Accrued Revenues relate to revenues earned on qualifying transmission system facilities that have not been billed to Minnesota customers as of September 30, 2014.

The regulatory assets and liabilities related to Deferred Income Taxes result from changes in statutory tax rates accounted for in accordance with ASC Topic 740.

Debt Reacquisition Premiums are being recovered from OTP customers over the remaining original lives of the reacquired debt issues, the longest of which is 216 months.

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

North Dakota Transmission Rider Accrued Revenues relate to revenues earned on qualifying transmission system facilities that have not been billed to North Dakota customers as of September 30, 2014.

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

South Dakota Transmission Rider Accrued Revenues relate to revenues earned for qualifying transmission system facilities and operating costs incurred to serve South Dakota customers that have not been billed to South Dakota customers as of September 30, 2014.

The Accumulated Reserve for Estimated Removal Costs – Net of Salvage is reduced as actual removal costs, net of salvage revenues, are incurred.

The North Dakota Renewable Resource Rider Accrued Refund relates to amounts collected for qualifying renewable resource costs incurred to serve North Dakota customers that are refundable to North Dakota customers as of September 30, 2014.

Revenue for Rate Case Expenses Subject to Refund – Minnesota relate to revenues collected under general rates to recover costs related to prior rate case proceedings in excess of the actual costs incurred, which are subject to refund.

Big Stone II Over Recovered Project Costs – North Dakota represent amounts collected from North Dakota customers in excess of the North Dakota share of generation and transmission plant-related costs incurred by OTP related to its participation in the abandoned Big Stone II generation project. The September 30, 2014 liability will be refunded to North Dakota customers through an adjustment to revenue requirements under the North Dakota TCR rider.

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

5. Forward Contracts Classified as Derivatives

Electricity Contracts
All of OTP’s wholesale purchases and sales of energy under forward contracts that do not meet the definition of capacity contracts are considered derivatives subject to mark-to-market accounting. OTP’s objective in entering into forward contracts for the purchase and sale of energy is to meet the energy requirements of its retail customers is to optimize the use of its generating and transmission facilities and leverage its knowledge of wholesale energy markets in the region to maximize financial returns for the benefit of both its customers and shareholders. OTP’s intent in entering into certain of these contracts is to settle them through the physical delivery of energy when physically possible and economically feasible. Prior to September 2014, OTP also entered into certain contracts for trading purposes with the intent to profit from fluctuations in market prices through the timing of purchases and sales. In September 2014, OTP decided to discontinue its trading activities that are not directly associated with serving retail customers.

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

The following tables show the effect of marking to market forward contracts for the purchase and sale of electricity and the location and fair value amounts of the related derivatives reported on the Company’s consolidated balance sheets as of September 30, 2014 and December 31, 2013, and the change in the Company’s consolidated balance sheet position from December 31, 2013 to September 30, 2014 and December 31, 2012 to September 30, 2013:

(in thousands)	September 30, 2014	December 31, 2013
Current Asset – Marked-to-Market Gain	$2,016	$338
Regulatory Asset – Current Deferred Marked-to-Market Loss	3,193	3,008
Regulatory Asset – Long-Term Deferred Marked-to-Market Loss	3,290	8,674
Total Assets	8,499	12,020
Current Liability – Marked-to-Market Loss	(6,483)	(11,782)
Regulatory Liability – Current Deferred Marked-to-Market Gain	(1,114)	(6)
Regulatory Liability – Long-Term Deferred Marked-to-Market Gain	(902)	(117)
Total Liabilities	(8,499)	(11,905)
Net Fair Value of Marked-to-Market Energy Contracts	$--	$115

(in thousands)	Year-to-Date September 30, 2014	Year-to-Date September 30, 2013
Cumulative Fair Value Adjustments Included in Earnings - Beginning of Year	$115	$49
Less: Amounts Realized on Settlement of Contracts Entered into in Prior Periods	(72)	(49)
Changes in Fair Value of Contracts Entered into in Prior Periods	(43)	--
Cumulative Fair Value Adjustments in Earnings of Contracts Entered into in Prior Years at End of Period	--	--
Changes in Fair Value of Contracts Entered into in Current Period	--	--
Cumulative Fair Value Adjustments Included in Earnings - End of Period	$--	$--

The following realized and unrealized net gains and losses on forward energy contracts are included in electric operating revenues on the Company’s consolidated statements of income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2014	2013	2014	2013
Net Gains (Losses) on Forward Electric Energy Contracts	$--	$1	$(13)	$255

OTP has credit risk associated with the nonperformance or nonpayment by counterparties to its forward energy and capacity purchases and sales agreements. The Company has established guidelines and limits to manage credit risk associated with wholesale power and capacity purchases and sales. Specific limits are determined by a counterparty’s financial strength.

The following table provides information on OTP’s credit risk exposure on delivered and marked-to-market forward contracts as of September 30, 2014 and December 31, 2013:

	September 30, 2014		December 31, 2013
(in thousands)	Exposure	Counterparties	Exposure	Counterparties
Net Credit Risk on Forward Energy Contracts	$36	1	$856	3
Net Credit Risk to Single Largest Counterparty	$36		$530

OTP had a net credit risk exposure to one counterparty with investment grade credit ratings. OTP had no exposure at September 30, 2014 or December 31, 2013 to counterparties with credit ratings below investment grade. Counterparties with investment grade credit ratings have minimum credit ratings of BBB- (Standard & Poor’s), Baa3 (Moody’s) or BBB- (Fitch). The credit risk exposures include net amounts due to OTP on receivables/payables from completed transactions billed and unbilled plus marked-to-market gains on forward contracts for the purchase of gasoline scheduled for settlement subsequent to September 30, 2014. Individual counterparty exposures are offset according to legally enforceable netting arrangements. However, the Company does not net offsetting payables and receivables or derivative assets and liabilities under legally enforceable netting arrangements on the face of its consolidated balance sheets. The amounts of derivative asset and derivative liability balances that were subject to legally enforceable netting arrangements as of September 30, 2014 and December 31, 2013 are indicated in the following table:

(in thousands)	September 30, 2014	December 31, 2013
Derivative assets subject to legally enforceable netting arrangements	$2,016	$400
Derivative liabilities subject to legally enforceable netting arrangements	(6,520)	(11,782)
Net balance subject to legally enforceable netting arrangements	$(4,504)	$(11,382)

The following table provides a breakdown of OTP’s credit risk standing on forward energy contracts in marked-to-market loss positions as of September 30, 2014 and December 31, 2013:

Current Liability – Marked-to-Market Loss (in thousands)	September 30, 2014	December 31, 2013
Loss Contracts Covered by Deposited Funds or Letters of Credit	$37	$--
Contracts Requiring Cash Deposits if OTP’s Credit Falls Below Investment Grade1	6,483	11,679
Loss Contracts with No Ratings Triggers or Deposit Requirements	--	103
Total Current Liability – Marked-to-Market Loss	$6,520	$11,782
1Certain OTP derivative energy contracts contain provisions that require an investment grade credit rating from each of the major credit rating agencies on OTP’s debt. If OTP’s debt ratings were to fall below investment grade, the counterparties to these forward energy contracts could request the immediate deposit of cash to cover contracts in net liability positions.

Contracts Requiring Cash Deposits if OTP’s Credit Falls Below Investment Grade	$6,483	$11,679
Offsetting Gains with Counterparties under Master Netting Agreements	(2,016)	(117)
Reporting Date Deposit Requirement if Credit Risk Feature Triggered	$4,467	$11,562

6. Reconciliation of Common Shareholders’ Equity, Common Shares and Earnings Per Share

Reconciliation of Common Shareholders’ Equity

(in thousands)	Par Value, Common Shares	Premium on Common Shares	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Common Equity
Balance, December 31, 2013	$181,358	$255,759	$99,441	$(1,728)	$534,830
Common Stock Issuances, Net of Expenses	2,731	10,785			13,516
Common Stock Retirements	(102)	(357)			(459)
Net Income			47,248		47,248
Other Comprehensive Income				68	68
Tax Benefit – Stock Compensation		33			33
Employee Stock Incentive Plans Expense		1,126			1,126
Common Dividends ($0.9075 per share)			(33,120)		(33,120)
Balance, September 30, 2014	$183,987	$267,346	$113,569	$(1,660)	$563,242

Common Shares
In 2014, the Company began issuing shares to meet the requirements of its Automatic Dividend Reinvestment and Share Purchase Plan, Employee Stock Purchase Plan and Employee Stock Ownership Plan, rather than purchasing shares in the open market. Also in 2014, the Company began selling common shares under its Distribution Agreement (At-the-Market Offering) with J.P. Morgan Securities (JPMS) under which the Company may offer and sell its common shares from time to time through JPMS, as the Company’s distribution agent for the offer and sale of the shares, up to an aggregate sales price of $75 million. Following is a reconciliation of the Company’s common shares outstanding from December 31, 2013 through September 30, 2014:

Common Shares Outstanding, December 31, 2013	36,271,696
Issuances:
Automatic Dividend Reinvestment and Share Purchase Plan:
Dividends Reinvested	135,834
Cash Invested	60,582
At-the-Market Offering	168,044
Employee Stock Purchase Plan:
Cash Invested	39,222
Dividends Reinvested	19,329
Restricted Stock Issued to Employees	26,700
Employee Stock Ownership Plan	22,650
Executive Stock Performance Awards (2011-2013 shares earned)	22,630
Stock Options Exercised	19,650
Restricted Stock Issued to Directors	16,800
Vesting of Restricted Stock Units	14,305
Directors Deferred Compensation	498
Retirements:
Shares Withheld for Individual Income Tax Requirements	(16,127)
Forfeiture of Unvested Restricted Stock	(4,375)
Common Shares Outstanding, September 30, 2014	36,797,438

Earnings Per Share
The numerator used in the calculation of both basic and diluted earnings per common share is earnings available for common shares with no adjustments for the three and nine month periods ended September 30, 2014 and 2013. The denominator used in the calculation of basic earnings per common share is the weighted average number of common shares outstanding during the period excluding nonvested restricted shares granted to the Company’s directors and employees, which are forfeitable and not considered outstanding for the purpose of calculating basic earnings per share. The denominator used in the calculation of diluted earnings per common share is derived by adjusting outstanding shares for the following: (1) all potentially dilutive stock options, (2) underlying shares related to nonvested restricted stock units granted to employees, (3) nonvested restricted shares, (4) shares expected to be awarded for stock performance awards granted to executive officers, and (5) shares expected to be issued under the deferred compensation program for directors. Adjustments to the denominator used to calculate diluted earnings per share of 242,594 shares and 202,393 shares for the three month periods ended September 30, 2014 and 2013, respectively, and 242,757 shares and 202,399 shares for the nine month periods ended September 30, 2014 and 2013, respectively, resulted in no differences greater than $0.01 between basic and diluted earnings per share in total or from continuing or discontinued operations in any of the periods.

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

As of September 30, 2014 the remaining unrecognized compensation expense related to stock-based compensation was approximately $4.1 million (before income taxes) which will be amortized over a weighted-average period of 2.0 years.

Compensation expense recognized under the Company’s stock-based payment programs are presented in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Employee Stock Purchase Plan (15% discount)	$43	$39	$130	$98
Restricted Stock Granted to Directors	98	119	319	488
Restricted Stock Granted to Employees	194	111	536	315
Restricted Stock Units Granted to Employees	55	61	141	215
Stock Performance Awards Granted to Executive Officers	(443)	347	601	2,148
Totals	$(53)	$677	$1,727	$3,264

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

Both the Company and OTP’s credit agreements contain restrictions on the payment of cash dividends upon a default or event of default. An event of default would be considered to have occurred if the Company or OTP, respectively, did not meet certain financial covenants. As of September 30, 2014 the Company and OTP were in compliance with the debt covenants. See note 10 to the Company’s financial statements on Form 10-K for the year ended December 31, 2013 for further information on the covenants.

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

The MPUC indirectly limits the amount of dividends OTP can pay to the Company by requiring an equity-to-total-capitalization ratio between 45.0% and 55.0%. OTP’s equity to total capitalization ratio including short-term debt was 49.3% as of September 30, 2014. Total capitalization for OTP cannot currently exceed $987 million.

9. Commitments and Contingencies

Construction and Other Purchase Commitments
At December 31, 2013 OTP had commitments under contracts in connection with construction programs aggregating approximately $108.2 million. At September 30, 2014 OTP had commitments under contracts in connection with construction programs aggregating approximately $65.0 million. The decrease in construction commitments from December 31, 2013 to September 30, 2014 is mainly for OTP’s share of commitments related to the construction of the Big Stone Plant AQCS pertaining to materials and services ordered or under contract as of December 31, 2013 that were received in the first nine months of 2014. In October 2014 BTD Manufacturing, Inc., the Company’s metal parts stamping and fabrication company, entered into contracts in connection with construction projects aggregating approximately $16.0 million.

Electric Utility Capacity and Energy Requirements and Coal and Delivery Contracts
OTP has commitments for the purchase of capacity and energy requirements under agreements extending through 2038. On October 7, 2014 OTP entered into an agreement to purchase on-peak energy for 2019 and 2020 for approximately $20.5 million. OTP has contracts providing for the purchase and delivery of a significant portion of its current coal requirements. OTP’s current coal purchase agreements, under which OTP is committed to the minimum purchase amounts or to make payments in lieu thereof, expire in 2014, 2015, 2016 and 2040. In the first nine months of 2014, OTP entered into no additional agreements for the purchase of coal to meet its future coal requirements or for the purchase of capacity or energy to meet its future energy requirements.

Operating Leases
In October 2014 BTD entered into a lease agreement in connection with the expansion of its Lakeville, Minnesota facilities. In conjunction with BTD’s expansion plans, future operating lease obligations will increase over amounts reported in the Company’s 2013 annual report on Form 10-K by $0.9 million in 2015, $1.7 million in 2016, $1.7 million in 2017, $1.8 million in 2018 and $12.7 million in the years beyond 2018.

Contingencies
Contingencies, by their nature, relate to uncertainties that require the Company’s management to exercise judgment both in assessing the likelihood a liability has been incurred as well as in estimating the amount of potential loss. The most significant contingencies impacting the Company’s consolidated financial statements are those related to environmental remediation, litigation matters and the resolution of matters related to open tax years. Should all of these known items result in liabilities being incurred, the loss could be as high as $2.0 million. Additionally, the Company may become subject to significant claims of which its management is unaware, or the claims of which its management is aware, such as possible warranty claims on products that are beyond their warranty period but where a customer may claim to have provided notice of a defect while the product was under warranty. If these claims were to occur, it could result in the Company incurring a significantly greater liability than it anticipates.

Other
The Company is a party to litigation arising in the normal course of business. The Company regularly analyzes current information and, as necessary, provides accruals for liabilities that are probable of occurring and that can be reasonably estimated. The Company believes the effect on its consolidated results of operations, financial position and cash flows, if any, for the disposition of all matters pending as of September 30, 2014 will not be material.

10. Short-Term and Long-Term Borrowings

The following table presents the status of our lines of credit as of September 30, 2014 and December 31, 2013:

(in thousands)	Line Limit	In Use on September 30, 2014	Restricted due to Outstanding Letters of Credit	Available on September 30, 2014	Available on December 31, 2013
Otter Tail Corporation Credit Agreement	$150,000	$39,000	$309	$110,691	$149,341
OTP Credit Agreement	170,000	--	730	169,270	116,975
Total	$320,000	$39,000	$1,039	$279,961	$266,316

On November 3, 2014 both the Otter Tail Corporation Credit Agreement and the OTP Credit Agreement were amended to extend the expiration dates by one year from October 29, 2018 to October 29, 2019.

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

The following tables provide a breakdown of the Company’s consolidated short-term and long-term debt outstanding as of September 30, 2014 and December 31, 2013:

September 30, 2014 (in thousands)	OTP	Otter Tail Corporation	Otter Tail Corporation Consolidated
Short-Term Debt	$--	$39,000	$39,000
Long-Term Debt:
9.000% Notes, due December 15, 2016		$52,330	52,330
Senior Unsecured Notes 5.95%, Series A, due August 20, 2017	33,000		33,000
Senior Unsecured Notes 4.63%, due December 1, 2021	140,000		140,000
Senior Unsecured Notes 6.15%, Series B, due August 20, 2022	30,000		30,000
Senior Unsecured Notes 6.37%, Series C, due August 20, 2027	42,000		42,000
Senior Unsecured Notes 4.68%, Series A, due February 27, 2029	60,000		60,000
Senior Unsecured Notes 6.47%, Series D, due August 20, 2037	50,000		50,000
Senior Unsecured Notes 5.47%, Series B, due February 27, 2044	90,000		90,000
North Dakota Development Note, 3.95%, due April 1, 2018	--	273	273
Partnership in Assisting Community Expansion (PACE) Note, 2.54%, due March 18, 2021	--	1,136	1,136
Total	$445,000	$53,739	$498,739
Less: Current Maturities	--	198	198
Unamortized Debt Discount	--	1	1
Total Long-Term Debt	$445,000	$53,540	$498,540
Total Short-Term and Long-Term Debt (with current maturities)	$445,000	$92,738	$537,738

December 31, 2013 (in thousands)	OTP	Otter Tail Corporation	Otter Tail Corporation Consolidated
Short-Term Debt	$51,195	$--	$51,195
Long-Term Debt:
Unsecured Term Loan - LIBOR plus 0.875%, due January 15, 2015	$40,900		$40,900
9.000% Notes, due December 15, 2016		$52,330	52,330
Senior Unsecured Notes 5.95%, Series A, due August 20, 2017	33,000		33,000
Senior Unsecured Notes 4.63%, due December 1, 2021	140,000		140,000
Senior Unsecured Notes 6.15%, Series B, due August 20, 2022	30,000		30,000
Senior Unsecured Notes 6.37%, Series C, due August 20, 2027	42,000		42,000
Senior Unsecured Notes 6.47%, Series D, due August 20, 2037	50,000		50,000
North Dakota Development Note, 3.95%, due April 1, 2018	--	325	325
PACE Note, 2.54%, due March 18, 2021	--	1,223	1,223
Total	$335,900	$53,878	$389,778
Less: Current Maturities	--	188	188
Unamortized Debt Discount	--	1	1
Total Long-Term Debt	$335,900	$53,689	$389,589
Total Short-Term and Long-Term Debt (with current maturities)	$387,095	$53,877	$440,972

12. Pension Plan and Other Postretirement Benefits

Pension Plan—Components of net periodic pension benefit cost of the Company’s noncontributory funded pension plan are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Service Cost—Benefit Earned During the Period	$1,150	$1,359	$3,499	$4,195
Interest Cost on Projected Benefit Obligation	3,263	3,021	9,833	9,093
Expected Return on Assets	(4,184)	(3,627)	(12,557)	(10,891)
Amortization of Prior-Service Cost:
From Regulatory Asset	64	84	193	250
From Other Comprehensive Income1	2	3	5	7
Amortization of Net Actuarial Loss:
From Regulatory Asset	809	1,624	2,545	4,950
From Other Comprehensive Income1	22	42	68	132
Net Periodic Pension Cost	$1,126	$2,506	$3,586	$7,736
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

Executive Survivor and Supplemental Retirement Plan—Components of net periodic pension benefit cost of the Company’s unfunded, nonqualified benefit plan for executive officers and certain key management employees are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Service Cost—Benefit Earned During the Period	$13	$12	$38	$38
Interest Cost on Projected Benefit Obligation	380	352	1,140	1,056
Amortization of Prior-Service Cost:
From Regulatory Asset	5	6	16	16
From Other Comprehensive Income1	13	13	39	39
Amortization of Net Actuarial Loss:
From Regulatory Asset	35	52	106	156
From Other Comprehensive Income2	12	79	35	235
Net Periodic Pension Cost	$458	$514	$1,374	$1,540
1Amortization of Prior Service Costs from Other Comprehensive Income Charged to:
Electric Operation and Maintenance Expenses	$6	$5	$16	$15
Other Nonelectric Expenses	7	8	23	24
2Amortization of Net Actuarial Loss from Other Comprehensive Income Charged to:
Electric Operation and Maintenance Expenses	$33	$49	$99	$145
Other Nonelectric Expenses	(21)	30	(64)	90

Postretirement Benefits—Components of net periodic postretirement benefit cost for health insurance and life insurance benefits for retired OTP and corporate employees, net of the effect of the Medicare Part D Subsidy:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Service Cost—Benefit Earned During the Period	$263	$184	$791	$1,066
Interest Cost on Projected Benefit Obligation	550	318	1,650	1,538
Amortization of Prior-Service Cost:
From Regulatory Asset	52	52	154	154
From Other Comprehensive Income1	1	2	4	4
Amortization of Net Actuarial Loss:
From Regulatory Asset	--	(478)	--	18
From Other Comprehensive Income1	--	(12)	--	--
Net Periodic Postretirement Benefit Cost	$866	$66	$2,599	$2,780
Effect of Medicare Part D Subsidy	$(237)	$(227)	$(711)	$(1,355)
1Corporate cost included in Other Nonelectric Expenses.

13. Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Short-Term Investments—The carrying amount approximates fair value because of the short-term maturity of those instruments.

Short-Term Debt—The carrying amount approximates fair value because the debt obligations are short-term and the balances outstanding as of September 30, 2014 and December 31, 2013 related to the Otter Tail Corporation Credit Agreement and the OTP Credit Agreement were subject to variable interest rates of LIBOR plus 1.75% and LIBOR plus 1.25%, respectively, which approximate market rates.

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

	September 30, 2014		December 31, 2013
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and Cash Equivalents	$--	$--	$1,150	$1,150
Short-Term Debt	(39,000)	(39,000)	(51,195)	(51,195)
Long-Term Debt including Current Maturities	(498,738)	(615,677)	(389,777)	(427,796)

15. Income Tax Expense – Continuing Operations

The following table provides a reconciliation of income tax expense calculated at the net composite federal and state statutory rate on income from continuing operations before income taxes and income tax expense for continuing operations reported on the Company’s consolidated statements of income for the three and nine month periods ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Income Before Income Taxes – Continuing Operations	$21,129	$19,959	$62,249	$50,677
Tax Computed at Company’s Net Composite Federal and State Statutory Rate (39%)	8,240	7,784	24,277	19,764
Increases (Decreases) in Tax from:
Federal Production Tax Credits (PTCs)	(1,362)	(1,162)	(5,478)	(4,592)
Section 199 Domestic Production Activities Deduction	(416)	--	(1,123)	--
North Dakota Wind Tax Credit Amortization – Net of Federal Taxes	(212)	(212)	(637)	(651)
Employee Stock Ownership Plan Dividend Deduction	(186)	(190)	(568)	(568)
AFUDC Equity	(164)	(168)	(461)	(390)
Investment Tax Credits	(127)	(140)	(380)	(420)
Corporate Owned Life Insurance	(17)	(227)	(328)	(621)
Research and Development Tax Credits	(219)	(520)	(219)	(520)
Property Related Adjustments	(152)	(94)	(77)	338
Deferred Tax Asset Reduction - North Dakota due to Tax Rate Decrease	--	--	--	365
Other Items - Net	91	62	244	408
Income Tax Expense – Continuing Operations	$5,476	$5,133	$15,250	$13,113
Effective Income Tax Rate – Continuing Operations	25.9%	25.7%	24.5%	25.9%

The following table summarizes the activity related to our unrecognized tax benefits:

(in thousands)	2014	2013
Balance on January 1	$4,239	$4,436
Increases Related to Tax Positions for Prior Years	256	97
Uncertain Positions Adjusted During Year	--	(288)
Balance on September 30	$4,495	$4,245

The balance of unrecognized tax benefits as of September 30, 2014 would not reduce our effective tax rate if recognized. The total amount of unrecognized tax benefits as of September 30, 2014 is not expected to change significantly within the next twelve months. The Company classifies interest and penalties on tax uncertainties as components of the provision for income taxes in its consolidated statement of income. No interest is accrued on tax uncertainties as of September 30, 2014.

The Company and its subsidiaries file a consolidated U.S. federal income tax return and various state and foreign income tax returns. As of September 30, 2014, with limited exceptions, the Company is no longer subject to examinations by taxing authorities for tax years prior to 2012. On September 13, 2013 the IRS and U.S. Treasury issued final regulations on the deductibility and capitalization of expenditures related to tangible property, generally effective for tax years beginning on or after January 1, 2014. Taxpayers were allowed to elect early adoption of the regulations for the 2012 or 2013 tax year. Deferred tax liabilities at September 30, 2014 are not materially affected by the regulations. The final regulations do not impact the effect of Revenue Procedure 2013-24 issued on April 30, 2013, which provided guidance for repairs related to generation property. Among other things, the Revenue Procedure listed units of property and material components of units of property for purposes of analyzing repair versus capitalization issues. The Company will adopt Revenue Procedure 2013-24 and the final tangible property regulations for income tax filings for tax year 2014.

17. Discontinued Operations

On February 8, 2013 the Company completed the sale of substantially all the assets of its waterfront equipment manufacturing company formerly included in the Company’s Manufacturing segment, for approximately $13.0 million in cash and received a working capital true up of approximately $2.4 million in June 2013. On November 30, 2012 the Company completed the sale of the assets of its former wind tower manufacturing company, and on February 29, 2012 the Company completed the sale of DMS Health Technologies, Inc. (DMS) and recorded an additional $0.2 million gain on the sale of DMS in the first quarter of 2013 related to a working capital true up. Following are summary presentations of the results of discontinued operations for the three and nine month periods ended September 30, 2014 and 2013, which mainly include residual revenues and expenses from the Company’s former wind tower and waterfront equipment manufacturers and the additional $0.2 million gain on the sale of DMS in the first quarter of 2013:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Operating Revenues	$--	$--	$--	$2,016
Operating Expenses	(11)	(452)	(138)	2,094
Operating Income (Loss)	11	452	138	(78)
Other Income (Deductions)	277	(101)	277	471
Income Tax Expense (Benefit)	116	39	166	(35)
Net Income from Operations	172	312	249	428
Gain on Disposition Before Taxes	--	--	--	216
Income Tax Expense on Disposition	--	--	--	6
Net Gain on Disposition	--	--	--	210
Net Income	$172	$312	$249	$638

Following are summary presentations of the major components of assets and liabilities of discontinued operations as of September 30, 2014 and December 31, 2013:

(in thousands)	September 30, 2014	December 31, 2013
Current Assets	$10	$38
Assets of Discontinued Operations	$10	$38
Current Liabilities	$3,300	$3,637
Liabilities of Discontinued Operations	$3,300	$3,637

Included in current liabilities of discontinued operations are warranty reserves. Details regarding the warranty reserves follow:

(in thousands)	2014	2013
Warranty Reserve Balance, January 1	$3,087	$5,027
Provision for Warranties Used During the Year	--	120
Less Settlements Made During the Year	(13)	(675)
Decrease in Warranty Estimates for Prior Years	(175)	(1,112)
Warranty Reserve Balance, September 30	$2,899	$3,360

The warranty reserve balances as of September 30, 2014 and December 31, 2013 relate entirely to products produced by the Company’s former wind tower and waterfront equipment manufacturing companies. Expenses associated with remediation activities of these companies could be substantial. Although the assets of these companies have been sold and their operating results are reported under discontinued operations in the Company’s consolidated statements of income, the Company retains responsibility for warranty claims related to the products they produced prior to the sales of these companies. For wind towers, the potential exists for multiple claims based on one defect repeated throughout the production process or for claims where the cost to repair or replace the defective part is highly disproportionate to the original cost of the part. For example, if the Company is required to cover remediation expenses in addition to regular warranty coverage, the Company could be required to accrue additional expenses and experience additional unplanned cash expenditures which could adversely affect the Company’s consolidated results of operations and financial condition.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Following is an analysis of the operating results of Otter Tail Corporation (the Company, we, us and our) by business segment for the three and nine month periods ended September 30, 2014 and 2013, followed by a discussion of changes in our consolidated financial position during the nine months ended September 30, 2014 and our business outlook for the remainder of 2014.

Comparison of the Three Months Ended September 30, 2014 and 2013

Consolidated operating revenues were $242.4 million for the three months ended September 30, 2014 compared with
$229.8 million for the three months ended September 30, 2013. Operating income was $28.3 million for the three months ended September 30, 2014 compared with $25.1 million for the three months ended September 30, 2013. The Company recorded diluted earnings per share from continuing operations of $0.43 for the three months ended September 30, 2014 compared to $0.41 for the three months ended September 30, 2013.

Amounts presented in the segment tables that follow for operating revenues, cost of goods sold and other nonelectric operating expenses for the three month periods ended September 30, 2014 and 2013 will not agree with amounts presented in the consolidated statements of income due to the elimination of intersegment transactions. The amounts of intersegment eliminations by income statement line item are listed below:

Intersegment Eliminations (in thousands)	September 30, 2014	September 30, 2013
Operating Revenues:
Electric	$34	$8
Nonelectric	--	(2)
Cost of Products Sold	28	1
Cost of Construction Revenues Earned	2	--
Other Nonelectric Expenses	4	5

Electric

	Three Months Ended
	September 30,			%
(in thousands)	2014	2013	Change	Change
Retail Sales Revenues	$78,944	$72,758	$6,186	8.5
Wholesale Revenues – Company Generation	1,770	5,182	(3,412)	(65.8)
Net Revenue – Energy Trading Activity	129	353	(224)	(63.5)
Other Revenues	8,567	7,990	577	7.2
Total Operating Revenues	$89,410	$86,283	$3,127	3.6
Production Fuel	15,121	18,785	(3,664)	(19.5)
Purchased Power – System Use	10,710	8,691	2,019	23.2
Other Operation and Maintenance Expenses	33,346	30,626	2,720	8.9
Depreciation and Amortization	11,033	10,787	246	2.3
Property Taxes	3,178	3,163	15	0.5
Operating Income	$16,022	$14,231	$1,791	12.6
Electric kilowatt-hour (kwh) Sales (in thousands)
Retail kwh Sales	1,003,365	982,887	20,478	2.1
Wholesale kwh Sales – Company Generation	58,992	158,486	(99,494)	(62.8)
Wholesale kwh Sales – Purchased Power Resold	43	81,609	(81,566)	(99.9)
Heating Degree Days	58	16	42	262.5
Cooling Degree Days	262	400	(138)	(34.5)

Retail electric revenues increased $6.2 million as a result of:

●
a $3.6 million increase in Environmental Cost Recovery rider revenues related to earning a return in Minnesota and North Dakota on increasing amounts invested in the air quality control system (AQCS) under construction at Big Stone Plant,

●	a $1.9 million increase in fuel clause adjustment revenues and fuel and purchased power costs recovered in base rates driven by increased power purchases to meet higher retail kwh sales demand,

●	a $1.6 million increase in revenue due to a 2.1% increase in retail kwh sales mainly related to increased sales to pipeline customers, and

●	a $1.3 million increase in Transmission Cost Recovery rider revenues related to recovering costs and returns earned on increasing investments in transmission plant,

offset by:

●	an estimated $1.6 million decrease in revenues related to milder weather and fewer cooling degree days in the third quarter of 2014 compared with the third quarter of 2013,

●	a $0.4 million reduction in Big Stone II cost recovery rider revenues as the North Dakota share of abandoned plant costs were fully recovered by the end of March 2014, and

●	a $0.2 million decrease in renewable resource cost recovery rider revenues.

Wholesale electric revenues from company-owned generation decreased $3.4 million as a result of a 62.8% reduction in wholesale kwh sales combined with an 8.2% decrease in revenue per kwh sold. The decrease in wholesale kwh sales was related to a 17.6% decrease in kwhs generated by Otter Tail Power Company (OTP) generating units, mainly as a result of an extended spring maintenance shutdown of Hoot Lake Plant, which was offline for most of July and August of 2014, and curtailments in generation at Big Stone Plant to conserve fuel in response to delayed coal shipments. The decrease in revenue per kwh sold was related to a reduction in wholesale kwh prices due to cooler summer weather in 2014 compared with 2013.

Net revenue from energy trading activities, including net marked-to-market losses and gains on forward energy contracts, decreased $0.2 million as a result of decreased trading activity. In the third quarter of 2014, OTP decided to discontinue its trading activities that are not directly associated with serving retail customers by the end of 2014 due to a lack of market activity and profitable trading opportunities.

Other electric operating revenues increased $0.6 million mainly due to an increase in Midcontinent Independent System Operator, Inc. (MISO) tariff revenues resulting from increased investment in regional transmission lines and returns on and recovery of Capacity Expansion 2020 (CapX2020) and MISO-designated Multi-Value Project (MVP) investment costs and operating expenses.

Production fuel costs decreased $3.7 million as a result of a 20.7% decrease in kwhs generated from OTP’s steam-powered and combustion turbine generators. The decreases in kwh generation were mainly due to the extended maintenance shutdown of Hoot Lake Plant and curtailments in generation at Big Stone Plant to conserve fuel in response to delayed coal shipments.

The cost of purchased power to serve retail customers increased $2.0 million due to a 64.3% increase in kwhs purchased, partially offset by a 25.0% decrease in the cost per kwh purchased. The increase in kwhs purchased was driven by the need to make up for the reduction in generation from OTP’s coal-fired generating plants due to the extended maintenance shutdown of Hoot Lake Plant and curtailments in generation at Big Stone Plant. Lower wholesale prices were driven by reduced demand related to cooler summer weather in 2014 compared with 2013.

Electric operating and maintenance expenses increased $2.7 million as a result of:

●
a $1.9 million increase in contracted maintenance costs at Hoot Lake Plant related to a scheduled spring maintenance shutdown which extended into August of 2014 due to unanticipated maintenance issues encountered during the shutdown,

●	a $0.6 million increase in MISO transmission tariff charges related to increasing investments in regional CapX2020 and MISO-designated MVP transmission projects, and

●	a $0.5 million increase in expenditures for vegetation control and utility pole maintenance,

offset by:

●	a $0.3 million decrease in amortization of the North Dakota share of Big Stone II abandoned plant costs in conjunction with final recovery of those costs by the end of March 2014.

Manufacturing

	Three Months Ended
	September 30,			%
(in thousands)	2014	2013	Change	Change
Operating Revenues	$55,536	$49,323	$6,213	12.6
Cost of Products Sold	42,314	37,197	5,117	13.8
Operating Expenses	5,704	4,463	1,241	27.8
Depreciation and Amortization	2,671	2,755	(84)	(3.0)
Operating Income	$4,847	$4,908	$(61)	(1.2)

The increase in revenues in our Manufacturing segment relates to the following:

●
Revenues at BTD Manufacturing, Inc. (BTD), our metal parts stamping and fabrication company, increased $7.6 million mainly as a result of increased sales to customers in recreational, lawn and garden and energy-related end markets.

●
Revenues at T.O. Plastics, Inc. (T.O. Plastics), our manufacturer of thermoformed custom and horticultural products, decreased $1.3 million mainly due to discontinuing a cost-intensive, low-margin product packing process performed for a customer prior to 2014. While revenues have declined related to this, T.O. Plastics product mix improved resulting in a higher gross margin percentage and no change in gross profit compared with last year’s third quarter.

The increase in cost of products sold in our Manufacturing segment relates to the following:

●	Cost of products sold at BTD increased $6.5 million as a result of the increased sales volumes and material handling costs.

●	Cost of products sold at T.O. Plastics decreased $1.3 million mainly due to discontinuing a cost-intensive, low-margin product packing process performed for a customer prior to 2014.

The increase in operating expenses in our Manufacturing segment is mainly due to the following:

●	Operating expenses at BTD increased $1.1 million, mainly as a result of increases in labor, benefits and training costs related to staffing additions, employee development and increased sales.

●	Operating expenses at T.O. Plastics increased $0.2 million primarily as a result increases in selling expenses.

Plastics

	Three Months Ended
	September 30,			%
(in thousands)	2014	2013	Change	Change
Operating Revenues	$51,613	$46,659	$4,954	10.6
Cost of Products Sold	43,098	37,281	5,817	15.6
Operating Expenses	2,452	2,585	(133)	(5.1)
Depreciation and Amortization	825	887	(62)	(7.0)
Operating Income	$5,238	$5,906	$(668)	(11.3)

The increase in Plastics segment revenues is the result of a 6.6% increase in pounds of polyvinyl chloride (PVC) pipe sold combined with a 3.7% increase in the price per pound of pipe sold. Significant increases in sales were seen in California, Minnesota, Washington, New Mexico, Oklahoma and Canada. The increase in cost of products sold is due to the increase in sales volume and an 8.4% increase in the cost per pound of pipe sold related to higher PVC resin costs. The decrease in operating expenses is due to a reduction in incentive compensation related to lower profit margins.

Construction

	Three Months Ended
	September 30,			%
(in thousands)	2014	2013	Change	Change
Operating Revenues	$45,846	$47,509	$(1,663)	(3.5)
Cost of Construction Revenues Earned	37,769	40,998	(3,229)	(7.9)
Operating Expenses	3,952	2,847	1,105	38.8
Depreciation and Amortization	565	560	5	0.9
Operating Income	$3,560	$3,104	$456	14.7

The decrease in revenues in our Construction segment reflects the following:

●
Revenues at Foley Company (Foley), a mechanical and prime contractor on industrial projects, decreased $4.0 million due to lower work volume in the third quarter of 2014 compared with the third quarter of 2013.

●
Revenues at Aevenia, Inc. (Aevenia), our electrical design and construction services company, increased $2.3 million due to a significant increase in electric transmission and distribution work in western North Dakota.

The decrease in cost of construction revenues earned in our Construction segment reflects the following:

●	Cost of construction revenues earned at Foley decreased $4.3 million as a result of lower work volume between the quarters.

●	Cost of construction revenues earned at Aevenia increased $1.1 million as a result of the increase in construction activity at Aevenia.

The increase in operating expenses in our Construction segment is mainly due to the following:

●	Foley’s operating expenses increased $0.3 million mainly as a result of an increase in incentive compensation related to Foley’s improved profitability between the quarters.

●	Aevenia’s operating expenses increased $0.8 million mainly as a result of an increase in incentive compensation driven by improved operating results.

In November 2014 we announced the review of strategic alternatives for our construction businesses.

Corporate

Corporate includes items such as corporate staff and overhead costs, the results of our captive insurance company and other items excluded from the measurement of operating segment performance. Corporate is not an operating segment. Rather it is added to operating segment totals to reconcile to totals on our consolidated statements of income.

	Three Months Ended
	September 30,			%
(in thousands)	2014	2013	Change	Change
Operating Expenses	$1,317	$2,967	$(1,650)	(55.6)
Depreciation and Amortization	28	50	(22)	(44.0)

The decrease in Corporate operating expenses between the quarters includes:

●	a $0.9 million decrease in general and administrative costs related to an increase in Corporate costs allocated to our operating companies, and

●
a $0.8 million reduction in accrued stock performance incentive expenses related to a decline in the corporation’s total shareholder return (TSR) ranking relative to the TSR rankings of its peers in the Edison Electric Institute in the third quarter of 2014.

Interest Charges

The $1.1 million increase in interest charges in the third quarter of 2014 compared with the third quarter of 2013 reflects:

●
a $1.9 million increase in interest expense related to the February 27, 2014 issuance of $60 million aggregate principal amount of OTP’s 4.68% Series A Senior Unsecured Notes due February 27, 2029 and $90 million aggregate principal amount of OTP’s 5.47% Series B Senior Unsecured Notes due February 27, 2044, and

●
a $0.3 million reduction in capitalized interest due to OTP being granted a return on funds invested in the Big Stone Plant AQCS through environmental cost recovery riders approved in Minnesota and North Dakota in December 2013, which resulted in the discontinuance of capitalized interest on the North Dakota and Minnesota share of the project and an increase in interest expense between the quarters, offset by:

●	a $1.1 million reduction in interest expense related to the early retirement, in November 2013, of $47.7 million of our 9.0% unsecured notes due December 15, 2016.

Other Income

The $0.9 million decrease in other income in the three months ended September 30, 2014 compared with the three months ended September 30, 2013 includes a $0.5 million decrease in allowance for equity funds used in construction (AFUDC) revenue related to the Minnesota and North Dakota share of costs incurred in the construction of a new AQCS at OTP’s Big Stone Plant, which were subject to AFUDC through September of 2013 but not subject to AFUDC in 2014 as returns on amounts invested in this project are now being recovered under environmental cost recovery riders implemented in Minnesota and North Dakota in 2014, and a $0.2 million reduction in the cash value increase of corporate-owned life insurance.

Income Tax Expense – Continuing Operations

Income tax expense - continuing operations increased $0.3 million in the third quarter of 2014 compared with the third quarter of 2013, mainly as a result of an increase in income before income taxes. The following table provides a reconciliation of income tax expense calculated at our net composite federal and state statutory rate on income from continuing operations before income taxes and income tax expense for continuing operations reported on our consolidated statements of income for the three month periods ended September 30, 2014 and 2013:

	Three Months Ended September 30,
(in thousands)	2014	2013
Income Before Income Taxes – Continuing Operations	$21,129	$19,959
Tax Computed at Company’s Net Composite Federal and State Statutory Rate (39%)	8,240	7,784
Increases (Decreases) in Tax from:
Federal Production Tax Credits (PTCs)	(1,362)	(1,162)
Section 199 Domestic Production Activities Deduction	(416)	--
Research and Development Tax Credits	(219)	(520)
North Dakota Wind Tax Credit Amortization – Net of Federal Taxes	(212)	(212)
Employee Stock Ownership Plan Dividend Deduction	(186)	(190)
Allowance for Funds Used During Construction (AFUDC) Equity	(164)	(168)
Property Related Adjustments	(152)	(94)
Investment Tax Credits	(127)	(140)
Corporate Owned Life Insurance	(17)	(227)
Other Items - Net	91	62
Income Tax Expense – Continuing Operations	$5,476	$5,133
Effective Income Tax Rate – Continuing Operations	25.9%	25.7%

Federal PTCs are recognized as wind energy is generated based on a per kwh rate prescribed in applicable federal statutes. OTP’s kwh generation from its wind turbines eligible for PTCs increased 18.3% in the three months ended September 30, 2014 compared with the three months ended September 30, 2013. North Dakota wind energy credits are based on dollars invested in qualifying facilities and are being recognized on a straight-line basis over 25 years.

Discontinued Operations

On February 8, 2013 we completed the sale of substantially all the assets of our former waterfront equipment manufacturing company, formerly included in our Manufacturing segment, for approximately $13.0 million in cash and received a working capital true up of approximately $2.4 million in June 2013. On November 30, 2012 we completed the sale of the assets of our former wind tower manufacturing company and on February 29, 2012 we completed the sale of DMS Health Technologies, Inc. (DMS) and recorded an additional $0.2 million gain on the sale of DMS in the first quarter of 2013 related to a working capital true up. Following are summary presentations of the results of discontinued operations for the three month periods ended September 30, 2014 and 2013, which mainly includes residual revenues and expenses from our former wind tower and waterfront equipment manufacturers:

	For the Three Months Ended September 30,
(in thousands)	2014	2013
Operating Revenues	$--	$--
Operating Expenses	(11)	(452)
Operating Income	11	452
Other Income (Deductions)	277	(101)
Income Tax Expense	116	39
Net Income	$172	$312

Comparison of the Nine Months Ended September 30, 2014 and 2013

Consolidated operating revenues were $717.5 million for the nine months ended September 30, 2014 compared with
$660.1 million for the nine months ended September 30, 2013. Operating income was $81.0 million for the nine months ended September 30, 2014 compared with $68.2 million for the nine months ended September 30, 2013. The Company recorded diluted earnings per share from continuing operations of $1.28 for the nine months ended September 30, 2014 compared to $1.02 for the nine months ended September 30, 2013 and total diluted earnings per share of $1.29 for the nine months ended September 30, 2014 compared to $1.04 for the nine months ended September 30, 2013.

Amounts presented in the segment tables that follow for operating revenues, cost of goods sold and other nonelectric operating expenses for the nine month periods ended September 30, 2014 and 2013 will not agree with amounts presented in the consolidated statements of income due to the elimination of intersegment transactions. The amounts of intersegment eliminations by income statement line item are listed below:

Intersegment Eliminations (in thousands)	September 30, 2014	September 30, 2013
Operating Revenues:
Electric	$81	$66
Nonelectric	--	8
Cost of Products Sold	35	13
Cost of Construction Revenues Earned	2	2
Other Nonelectric Expenses	44	59

Electric

	Nine Months Ended
	September 30,			%
(in thousands)	2014	2013	Change	Change
Retail Sales Revenues	$267,808	$237,344	$30,464	12.8
Wholesale Revenues – Company Generation	8,432	10,247	(1,815)	(17.7)
Net Revenue – Energy Trading Activity	268	1,294	(1,026)	(79.3)
Other Revenues	24,901	21,270	3,631	17.1
Total Operating Revenues	$301,409	$270,155	$31,254	11.6
Production Fuel	49,754	52,341	(2,587)	(4.9)
Purchased Power – System Use	48,971	36,575	12,396	33.9
Other Operation and Maintenance Expenses	107,742	98,878	8,864	9.0
Depreciation and Amortization	32,722	32,090	632	2.0
Property Taxes	9,536	9,088	448	4.9
Operating Income	$52,684	$41,183	$11,501	27.9
Electric kwh Sales (in thousands)
Retail kwh Sales	3,465,371	3,255,205	210,166	6.5
Wholesale kwh Sales – Company Generation	189,322	333,743	(144,421)	(43.3)
Wholesale kwh Sales – Purchased Power Resold	17,266	131,463	(114,197)	(86.9)
Heating Degree Days	4,820	4,526	294	6.5
Cooling Degree Days	375	516	(141)	(27.3)

Retail sales revenue increased $30.5 million as a result of:

●
an $11.3 million increase in fuel clause adjustment revenues and fuel and purchased power costs recovered in base rates driven by increased kwh purchases to meet higher retail kwh sales demand along with higher prices for purchased power,

●
a $9.6 million increase in Environmental Cost Recovery rider revenues related to earning a return in Minnesota and North Dakota on increasing amounts invested in the AQCS under construction at Big Stone Plant,

●
a $7.0 million increase in revenue related to a 6.5% increase in retail kwh sales mainly driven by increased sales to pipeline and commercial customers, but also due to a 3.0% increase in kwh sales to residential customers, and

●	a $5.1 million increase in Transmission Cost Recovery rider revenues related to recovering costs and earning returns on increased investments in transmission plant,

offset by:

●
a $1.1 million decrease in Renewable Resource Adjustment (RRA) rider revenues in North Dakota as a result of declining book values of renewable assets due to depreciation and reduced RRA requirements related to earning more PTCs as a result of a 19.4% increase in kwhs generated by OTP’s wind turbines eligible for PTCs,

●	a $0.7 million reduction in Big Stone II cost recovery rider revenues as the North Dakota share of abandoned plant costs were fully recovered in March 2014,

●	a $0.5 million decrease in revenues related to reductions in conservation program costs and incentives recoverable under conservation improvement program rates, and

●	a $0.2 million decrease in revenue related to the over recovery of rate case related expenses in Minnesota.

A portion of the increase in residential and commercial kwh sales was related to colder weather in the first quarter of 2014 compared with the first quarter of 2013. Retail kwh sales also increased as a result of an increase in the volume of oil transported by pipeline customers.

Wholesale electric revenues from company-owned generation decreased $1.8 million as a result of a 43.3% reduction in wholesale kwh sales, partially offset by a 45.1% increase in revenue per wholesale kwh sold. The decrease in wholesale kwh sales was the result of having less generation available for sale in the second and third quarters of 2014 as a result of the extended maintenance shutdown of Hoot Lake Plant, which was offline for most of the second and third quarters of 2014, and curtailments in generation at Big Stone Plant to conserve fuel in response to delayed coal shipments. The increase in wholesale prices was driven by increased wholesale market demand in the first quarter of 2014 resulting from cold weather.

Net revenue from energy trading activities, including net marked-to-market gains and losses on forward energy contracts, decreased $1.0 million mainly as a result of decreased trading activity and the incurrence of losses on contracts entered into and settled in the first half of 2014. In the third quarter of 2014, OTP decided to discontinue its trading activities that are not directly associated with serving retail customers by the end of 2014 due to a lack of market activity and profitable trading opportunities.

The $3.6 million increase in other electric operating revenues includes:

●
a $3.1 million increase in MISO Schedules 26 and 26A transmission tariff revenues related to increased investment in regional transmission lines and driven in part by returns on and recovery of CapX2020 and MISO designated MVP investment costs and operating expenses, and

●	a $0.4 million increase in revenue from steam sales to an ethanol producer adjacent to OTP’s Big Stone Plant site.

Production fuel costs decreased $2.6 million as a result of a 7.6% decrease in kwhs generated from OTP’s steam-powered and combustion turbine generators. The decrease in kwh generation was mainly due to the extended maintenance shutdown of Hoot Lake Plant in the second and third quarters of 2014 and curtailments in generation at Big Stone Plant to conserve fuel in response to delayed coal shipments in the third quarter of 2014.

The cost of purchased power to serve retail customers increased $12.4 million due to a 21.7% increase in kwhs purchased in combination with a 10.0% increase in costs per kwh purchased. The increase in kwhs purchased was driven by increased demand from retail customers. The increase in costs per kwh purchased was driven by increased wholesale market demand resulting from colder weather in the first quarter of 2014.

Electric operating and maintenance expenses increased $8.9 million as a result of:

●
a $5.3 million increase in contracted maintenance and material and supplies costs at Hoot Lake Plant related to a scheduled maintenance shutdown which was extended several weeks due to unanticipated maintenance issues encountered during the shutdown,

●	a $2.8 million increase in MISO transmission tariff charges related to increasing investments in regional CapX2020 and MISO-designated MVP transmission projects,

●	a $0.9 million increase in material and supply and contractor costs related to required generation plant maintenance at Big Stone Plant, Coyote Station and two of OTP’s wind farms,

●	a $0.7 million increase in expenditures for vegetation maintenance and control,

●	a $0.6 million increase in software licensing, upgrade and maintenance fees,

●	a $0.4 million increase in other contracted service costs, and

●	a $0.2 million increase in insurance costs,

offset by:

●	a $1.4 million reduction in labor and benefit expenses mainly due to decreases in pension and retirement health benefit costs resulting from higher discount rates on projected benefit obligations, and

●	a $0.7 million reduction in Big Stone II costs which were fully amortized and recovered in March 2014.

The $0.6 million increase in depreciation expense was primarily driven by higher software related costs currently being amortized and increased capital replacement costs on OTP’s wind farms. There was also an adjustment made to the wind farm lives which has increased depreciation. Offsetting these increases is a lengthening of the life of transmission and distribution lines.

The $0.4 million increase in property tax expense is due to higher property valuations for transmission and distribution property in Minnesota and South Dakota.

Manufacturing

	Nine Months Ended
	September 30,			%
(in thousands)	2014	2013	Change	Change
Operating Revenues	$164,341	$152,282	$12,059	7.9
Cost of Products Sold	125,698	113,970	11,728	10.3
Operating Expenses	16,029	14,282	1,747	12.2
Depreciation and Amortization	7,941	8,541	(600)	(7.0)
Operating Income	$14,673	$15,489	$(816)	(5.3)

The increase in revenues in our Manufacturing segment reflects the following:

●	Revenues at BTD increased $18.4 million mainly as a result of increased sales to customers in recreational, lawn and garden and energy-related end markets.

●	Revenues at T.O. Plastics decreased $6.4 million, mainly due to discontinuing a cost-intensive, low-margin product packing process performed for a customer prior to 2014.

The increase in cost of products sold in our Manufacturing segment reflects the following:

●
Cost of products sold at BTD increased $17.1 million as a result of increased material and labor costs related to an increase in sales volume, increased product handling costs and the incurrence of additional tooling costs to repair and refurbish several dies in 2014.

●	Cost of products sold at T.O. Plastics decreased $5.3 million mainly as a result of decreased material costs related to the product packaging process that was discontinued in 2014.

The increase in operating expenses in our Manufacturing segment is mainly due to the following:

●
Operating expenses at BTD increased $1.5 million due to increased labor, benefits and training costs related to staffing additions, employee development, increased sales and an increase in allocated corporate costs.

●	Operating expenses at T.O. Plastics increased $0.3 million mainly due to an increase in allocated corporate costs.

Depreciation expense decreased $0.4 million at BTD and $0.2 million at T.O. Plastics as a result of certain assets reaching the end of their depreciable lives.

Plastics

	Nine Months Ended
	September 30,			%
(in thousands)	2014	2013	Change	Change
Operating Revenues	$140,186	$128,820	$11,366	8.8
Cost of Products Sold	113,838	100,644	13,194	13.1
Operating Expenses	6,994	6,262	732	11.7
Depreciation and Amortization	2,544	2,483	61	2.5
Operating Income	$16,810	$19,431	$(2,621)	(13.5)

The increase in Plastics segment revenue is the result of a 7.8% increase in pounds of PVC pipe sold, combined with a 1.0% increase in the price per pound of pipe sold. States with significant increases in sales were Minnesota, California, North Dakota, Colorado, Nevada and New Mexico. Cost of products sold increased by $13.2 million due to the increase in sales volume and a 5.0% increase in the cost per pound of pipe sold related to higher PVC resin and labor costs. The $1.8 million reduction in margins combined with a $0.7 million increase in operating expenses related to an increase in allocated corporate costs and a $0.1 million increase in depreciation expense resulted in the $2.6 million decline in Plastics segment operating income between the periods.

Construction

	Nine Months Ended
	September 30,			%
(in thousands)	2014	2013	Change	Change
Operating Revenues	$111,599	$108,928	$2,671	2.5
Cost of Construction Revenues Earned	94,012	96,875	(2,863)	(3.0)
Operating Expenses	10,424	8,981	1,443	16.1
Depreciation and Amortization	1,575	1,518	57	3.8
Operating Income	$5,588	$1,554	$4,034	259.6

The increase in revenues in our Construction segment reflects the following:

●	Revenues at Foley decreased $3.2 million mainly due to lower work volume in 2014 compared with 2013.

●	Revenues at Aevenia increased $5.9 million mainly due to increased electric transmission and distribution work in western North Dakota.

The decrease in cost of construction revenues earned in our Construction segment reflects the following:

●
Cost of construction revenues earned at Foley decreased $5.5 million mainly as a result of a $10.1 million decrease in material costs related to a reduction in material intensive jobs, partially offset by a $4.6 million increase in subcontractor, labor and equipment rental costs.

●	Cost of construction revenues earned at Aevenia increased $2.7 million mainly as a result of the increase in electric transmission and distribution work in western North Dakota.

The increase in operating expenses in our Construction segment reflects the following:

●
Foley’s operating expenses increased $0.8 million between the periods, mainly due to incentive compensation and in part to severance costs related to workforce reductions, partially offset by lower legal fees.

●	Aevenia’s operating expenses increased $0.6 million due to an increase in incentive compensation driven by increased sales and profits.

Corporate

Corporate includes items such as corporate staff and overhead costs, the results of our captive insurance company and other items excluded from the measurement of operating segment performance. Corporate is not an operating segment. Rather it is added to operating segment totals to reconcile to totals on our consolidated statements of income.

	Nine Months Ended
	September 30,			%
(in thousands)	2014	2013	Change	Change
Operating Expenses	$8,683	$9,345	$(662)	(7.1)
Depreciation and Amortization	89	162	(73)	(45.1)

Corporate operating expenses decreased $0.7 million reflecting:

●	a $2.2 million increase in corporate operating expenses allocated to the corporation’s operating segments,

●
a $0.6 million net reduction in labor and benefit costs driven in part by a decrease in accrued stock performance incentive expenses related to a decline in the corporation’s TSR ranking relative to the TSR rankings of its peers in the Edison Electric Institute in the third quarter of 2014, and

●	a $0.2 million decrease in directors’ compensation expense related to the accelerated recognition of share-based compensation in 2013 for directors who did not serve full three-year terms,

offset by:

●	a $2.4 million charge related to the early termination of an airplane lease in the second quarter of 2014, as recent divestitures reduced the need for the airplane.

Interest Charges

The $1.5 million increase in interest charges in the first nine months of 2014 compared with the first nine months of 2013, primarily reflects:

●
a $4.5 million increase in interest expense related to the February 27, 2014 issuance of $60 million aggregate principal amount of OTP’s 4.68% Series A Senior Unsecured Notes due February 27, 2029 and $90 million aggregate principal amount of OTP’s 5.47% Series B Senior Unsecured Notes due February 27, 2044, and

●
a $0.3 million reduction in capitalized interest due to OTP being granted a return on funds invested in the Big Stone Plant AQCS through environmental cost recovery riders approved in Minnesota and North Dakota in December 2013, which resulted in the discontinuance of capitalized interest on the North Dakota and Minnesota share of the project and an increase in interest expense between the periods.

offset by:

●	a $3.2 million reduction in interest expense related to the early retirement of $47.7 million of our 9.0% unsecured notes due December 15, 2016, in November 2013.

Income Tax Expense – Continuing Operations

Income tax expense - continuing operations increased $2.1 million in the first nine months of 2014 compared with the first nine months of 2013. The following table provides a reconciliation of income tax expense calculated at our net composite federal and state statutory rate on income from continuing operations before income taxes and income tax expense for continuing operations reported on our consolidated statements of income for the nine month periods ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
(in thousands)	2014	2013
Income Before Income Taxes – Continuing Operations	$62,249	$50,677
Tax Computed at Company’s Net Composite Federal and State Statutory Rate (39%)	24,277	19,764
Increases (Decreases) in Tax from:
Federal PTCs	(5,478)	(4,592)
Section 199 Domestic Production Activities Deduction	(1,123)	--
North Dakota Wind Tax Credit Amortization – Net of Federal Taxes	(637)	(651)
Employee Stock Ownership Plan Dividend Deduction	(568)	(568)
AFUDC Equity	(461)	(390)
Investment Tax Credits	(380)	(420)
Corporate Owned Life Insurance	(328)	(621)
Research and Development Tax Credits	(219)	(520)
Deferred Tax Asset Reduction - North Dakota due to Tax Rate Decrease	--	365
Property Related Adjustments	(77)	338
Other Items – Net	244	408
Income Tax Expense – Continuing Operations	$15,250	$13,113
Effective Income Tax Rate – Continuing Operations	24.5%	25.9%

Federal PTCs are recognized as wind energy is generated based on a per kwh rate prescribed in applicable federal statutes. OTP’s kwh generation from its wind turbines eligible for PTCs increased 19.4% in the nine months ended September 30, 2014 compared with the nine months ended September 30, 2013. North Dakota wind energy credits are based on dollars invested in qualifying facilities and are being recognized on a straight-line basis over 25 years.

Discontinued Operations

On February 8, 2013 we completed the sale of substantially all the assets of our former waterfront equipment manufacturing company, formerly included in our Manufacturing segment, for approximately $13.0 million in cash and received a working capital true up of approximately $2.4 million in June 2013. On November 30, 2012 we completed the sale of the assets of our former wind tower manufacturing company and on February 29, 2012 we completed the sale of DMS and recorded an additional $0.2 million gain on the sale of DMS in the first quarter of 2013 related to a working capital true up. Following are summary presentations of the results of discontinued operations for the nine month periods ended September 30, 2014 and 2013, which mainly includes residual revenues and expenses from our former wind tower and waterfront equipment manufacturers and the additional $0.2 million gain on the sale of DMS in the first quarter of 2013:

	For the Nine Months Ended September 30,
(in thousands)	2014	2013
Operating Revenues	$--	$2,016
Operating Expenses	(138)	2,094
Operating Income (Loss)	138	(78)
Other Income	277	471
Income Tax Expense (Benefit)	166	(35)
Net Income from Operations	249	428
Gain on Disposition Before Taxes	--	216
Income Tax Expense on Disposition	--	6
Net Gain on Disposition	--	210
Net Income	$249	$638

FINANCIAL POSITION

The following table presents the status of our lines of credit as of September 30, 2014 and December 31, 2013:

(in thousands)	Line Limit	In Use on September 30, 2014	Restricted due to Outstanding Letters of Credit	Available on September 30, 2014	Available on December 31, 2013
Otter Tail Corporation Credit Agreement	$150,000	$39,000	$309	$110,691	$149,341
OTP Credit Agreement	170,000	--	730	169,270	116,975
Total	$320,000	$39,000	$1,039	$279,961	$266,316

We believe we have the necessary liquidity to effectively conduct business operations for an extended period if needed. Our balance sheet is strong and we are in compliance with our debt covenants. Financial flexibility is provided by operating cash flows, unused lines of credit, strong financial coverages, investment grade credit ratings and alternative financing arrangements such as leasing.

We believe our financial condition is strong and our cash, other liquid assets, operating cash flows, existing lines of credit, access to capital markets and borrowing ability because of investment-grade credit ratings, when taken together, provide adequate resources to fund ongoing operating requirements and future capital expenditures related to expansion of existing businesses and development of new projects. On May 11, 2012 we filed a shelf registration statement with the Securities and Exchange Commission under which we may offer for sale, from time to time, either separately or together in any combination, equity, debt or other securities described in the shelf registration statement, which expires on May 10, 2015. On May 14, 2012, we entered into a Distribution Agreement with J.P. Morgan Securities (JPMS) under which we may offer and sell our common shares from time to time through JPMS, as our distribution agent, up to an aggregate sales price of $75 million. In the third quarter of 2014 we received proceeds of $2,313,000 net of $46,000 paid to JPMS from the issuance of 81,135 shares under this program.

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

Cash provided by operating activities of continuing operations was $47.4 million for the nine months ended September 30, 2014 compared with $95.8 million for the nine months ended September 30, 2013. The major contributing factors to the $48.4 million decrease in cash provided by operating activities between the periods was a $37.8 million increase in cash used for working capital items associated with year over year revenue growth and a $10.0 million increase in discretionary contributions to our pension plan. The following major items contributed $36.3 million to the increase in cash used for working capital between the periods:

●
Foley’s accounts payable and billings in excess of costs decreased $15.1 million in the first nine months of 2014 compared with a $5.8 million increase in accounts payable and billings in excess of costs in the first nine months of 2013, as accelerated cash payments received on certain jobs at Foley at the end of 2013 enabled them to pay for increased costs incurred on a higher level of construction activity in the first half of 2014 compared with the first half of 2013.

●
In the Plastics segment, accounts receivable and inventories increased $13.6 million in the first nine months of 2014 compared with an increase of $2.9 million in the first nine months of 2013. The greater increase in receivables and inventories in the Plastic segment in 2014 corresponds with a 7.8% increase in sales volume, an 8.8% increase in revenues and higher material, freight, labor and utility costs compared with the first nine months of 2013.

●
In the Electric segment, accounts payable related to operating activities decreased $4.5 million in the first nine months of 2014 compared to an increase of $0.2 million in the first nine months of 2013.

Net cash used in investing activities of continuing operations was $124.1 million for the nine months ended September 30, 2014 compared with $107.8 million for the nine months ended September 30, 2013 due to a $19.1 million increase in cash used for capital expenditures in the Electric segment, as construction of the Big Stone Plant AQCS remains on pace and OTP continues to invest in major transmission grid upgrades and improvements, offset by a $2.6 million reduction in capital expenditures at our construction companies. Net proceeds from the sale of discontinued operations of $12.8 million in the first nine months of 2013 reflect $14.5 million in net proceeds from the sale of the assets of our former waterfront equipment manufacturer net of a $1.7 million working capital settlement paid to the buyer of DMS, which was sold in the first quarter of 2012.

Net cash provided by financing activities in the nine months ended September 30, 2014 of $75.6 million compares with net cash provided by financing activities in the nine months ended September 30, 2013 of $8.6 million. Net cash provided by financing activities in the first nine months of 2014 mainly reflects the issuance by OTP of $150 million in privately placed unsecured notes in two series on February 27, 2014, and the use of a portion of the proceeds of the notes to retire OTP’s $40.9 million unsecured term loan and to repay short-term debt outstanding under the OTP Credit Agreement which was being used to finance OTP’s construction activities. Financing activities in the first nine months of 2014 also reflect: (1) the payment of $33.0 million in common stock dividends, (2) OTP’s repayment of $51.2 million in short-term debt under the OTP Credit Agreement outstanding on December 31, 2013, and (3) the borrowing of $39.0 million under the Otter Tail Corporation Credit Agreement to fund the working capital needs of our manufacturing and infrastructure companies. Financing cash flows for the first nine months of 2014 also include $12.9 million in net cash proceeds from the issuance of common stock. In 2014, we began issuing common shares to meet the requirements of our dividend reinvestment and share purchase plan, employee stock ownership plan and employee stock purchase plan, rather than purchasing shares in the open market. In the second quarter of 2014 we began issuing common shares using our At-the-Market offering program under our Distribution Agreement with JPMS.

Net cash provided by financing activities of continuing operations of $8.6 million in the nine months ended September 30, 2013 reflects $40.3 million in proceeds from short term borrowings at OTP to fund its capital expenditures and $1.5 million from the issuance of shares of common stock, offset by $33.0 million in common and preferred stock dividend payments. On March 1, 2013 OTP used proceeds from a $40.9 million unsecured term loan to fund the redemption of all $25.1 million of the then outstanding 4.65% Grant County, South Dakota Pollution Control Refunding Revenue Bonds and 4.85% Mercer County, North Dakota Pollution Control Refunding Revenue Bonds, and to pay off an intercompany note to us that mirrored our $15.5 million in outstanding cumulative preferred shares, which were also redeemed on March 1, 2013.

CAPITAL REQUIREMENTS

2014-2018 Capital Expenditures
The following table shows our 2013 capital expenditures, 2014-2018 projected electric utility average rate base and updated 2014-2018 anticipated capital expenditures reflecting additional expenditures in 2018 for a generation facility to replace Hoot Lake Plant, expected reductions in costs for the Big Stone Plant AQCS, an acceleration of expenditures for transmission line construction and recently approved capital expenditures at BTD to facilitate expansion of services to customers:

(in millions)	2013 Actual	2014	2015	2016	2017	2018
Capital Expenditures:
Electric Segment:
Transmission		$55	$55	$98	$63	$63
Environmental		73	50	--	--	--
Other		34	43	45	41	80
Total Electric Segment	$149	$162	$148	$143	$104	$143
Manufacturing and Infrastructure Segments	15	21	35	24	24	28
Total Capital Expenditures	$164	$183	$183	$167	$128	$171
Total Electric Utility Average Rate Base		$885	$991	$1,062	$1,120	$1,152

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

Contractual Obligations
Our contractual obligations reported in the table on page 53 of our Annual Report on Form 10-K for the year ended December 31, 2013 increased $395 million in the first ten months of 2014. Our debt obligations increased $150 million for the years beyond 2018 and our interest obligations on long-term debt increased by $3.9 million for 2014, $15.5 million for 2015 and 2016, $15.5 million for 2017 and 2018 and $155 million for the years beyond 2018 as a result of OTP’s February 27, 2014 borrowings under OTP’s 2013 Note Purchase Agreement. Our obligations related to capacity and energy requirements increased $20.5 million for the years beyond 2018 when OTP entered into an agreement to purchase on-peak energy for 2019 and 2020 on October 7, 2014. Our purchase obligations increased $16.0 million for 2015 and our operating lease obligations increased $2.6 million for 2015 and 2016, $3.5 million for 2017 and 2018 and $12.7 million for the years beyond 2018 in connection with contracts for construction projects at BTD.

CAPITAL RESOURCES

Short-Term Debt
On October 29, 2012 we entered into a Third Amended and Restated Credit Agreement (the Otter Tail Corporation Credit Agreement), which is an unsecured $150 million revolving credit facility that may be increased to $250 million on the terms and subject to the conditions described in the Otter Tail Corporation Credit Agreement. On November 3, 2014 the Otter Tail Corporation Credit Agreement was amended to extend its expiration date by one year from October 29, 2018 to October 29, 2019. We can draw on this credit facility to refinance certain indebtedness and support our operations and the operations of our subsidiaries. Borrowings under the Otter Tail Corporation Credit Agreement bear interest at LIBOR plus 1.75%, subject to adjustment based on our senior unsecured credit ratings. We are required to pay commitment fees based on the average daily unused amount available to be drawn under the revolving credit facility. The Otter Tail Corporation Credit Agreement contains a number of restrictions on us and the businesses of the Company’s wholly-owned subsidiary, Varistar Corporation, and its subsidiaries, including restrictions on our and their ability to merge, sell assets, make investments, create or incur liens on assets, guarantee the obligations of certain other parties and engage in transactions with related parties. The Otter Tail Corporation Credit Agreement also contains affirmative covenants and events of default, and financial covenants as described below under the heading “Financial Covenants.” The Otter Tail Corporation Credit Agreement does not include provisions for the termination of the agreement or the acceleration of repayment of amounts outstanding due to changes in our credit ratings. Our obligations under the Otter Tail Corporation Credit Agreement are guaranteed by certain of our subsidiaries. Outstanding letters of credit issued by us under the Otter Tail Corporation Credit Agreement can reduce the amount available for borrowing under the line by up to $40 million.

On October 29, 2012 OTP entered into a Second Amended and Restated Credit Agreement (the OTP Credit Agreement), providing for an unsecured $170 million revolving credit facility that may be increased to $250 million on the terms and subject to the conditions described in the OTP Credit Agreement. On November 3, 2014 the OTP Credit Agreement was amended to extend its expiration date by one year from October 29, 2018 to October 29, 2019. OTP can draw on this credit facility to support the working capital needs and other capital requirements of its operations, including letters of credit in an aggregate amount not to exceed $50 million outstanding at any time. Borrowings under this line of credit bear interest at LIBOR plus 1.25%, subject to adjustment based on the ratings of OTP’s senior unsecured debt. OTP is required to pay commitment fees based on the average daily unused amount available to be drawn under the revolving credit facility. The OTP Credit Agreement contains a number of restrictions on the business of OTP, including restrictions on its ability to merge, sell assets, make investments, create or incur liens on assets, guarantee the obligations of any other party, and engage in transactions with related parties. The OTP Credit Agreement also contains affirmative covenants and events of default, and financial covenants as described below under the heading “Financial Covenants.” The OTP Credit Agreement does not include provisions for the termination of the agreement or the acceleration of repayment of amounts outstanding due to changes in OTP’s credit ratings. OTP’s obligations under the OTP Credit Agreement are not guaranteed by any other party.

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

Financial Covenants
We and OTP were in compliance with the financial covenants in our respective debt agreements as of September 30, 2014.

No Credit or Note Purchase Agreement contains any provisions that would trigger an acceleration of the related debt as a result of changes in the credit rating levels assigned to the related obligor by rating agencies.

Our borrowing agreements are subject to certain financial covenants. Specifically:

●
Under the Otter Tail Corporation Credit Agreement, we may not permit the ratio of our Interest-bearing Debt to Total Capitalization to be greater than 0.60 to 1.00 or permit our Interest and Dividend Coverage Ratio to be less than 1.50 to 1.00 (each measured on a consolidated basis), as provided in the Otter Tail Corporation Credit Agreement. As of September 30, 2014 our Interest and Dividend Coverage Ratio calculated under the requirements of the Otter Tail Corporation Credit Agreement was 4.10 to 1.00.

●	Under the OTP Credit Agreement, OTP may not permit the ratio of its Interest-bearing Debt to Total Capitalization to be greater than 0.60 to 1.00.

●
Under the 2007 Note Purchase Agreement and 2011 Note Purchase Agreement, OTP may not permit the ratio of its Consolidated Debt to Total Capitalization to be greater than 0.60 to 1.00 or permit its Interest and Dividend Coverage Ratio to be less than 1.50 to 1.00, in each case as provided in the related borrowing agreement, and OTP may not permit its Priority Debt to exceed 20% of its Total Capitalization, as provided in the related agreement. As of September 30, 2014 OTP’s Interest and Dividend Coverage Ratio and Interest Charges Coverage Ratio, calculated under the requirements of the 2007 Note Purchase Agreement and 2011 Note Purchase Agreement, was 3.51 to 1.00.

●
Under the 2013 Note Purchase Agreement, OTP may not permit its Interest-bearing Debt to exceed 60% of Total Capitalization and may not permit its Priority Indebtedness to exceed 20% of its Total Capitalization, each as provided in the 2013 Note Purchase Agreement.

As of September 30, 2014 our interest-bearing debt to total capitalization was 0.49 to 1.00 on a consolidated basis and 0.51 to 1.00 for OTP.

OFF-BALANCE-SHEET ARRANGEMENTS

We and our subsidiary companies have outstanding letters of credit totaling $6.3 million, but our line of credit borrowing limits are only restricted by $1.0 million of the outstanding letters of credit. We do not have any other off-balance-sheet arrangements or any relationships with unconsolidated entities or financial partnerships. These entities are often referred to as structured finance special purpose entities or variable interest entities, which are established for the purpose of facilitating off-balance-sheet arrangements or for other contractually narrow or limited purposes. We are not exposed to any financing, liquidity, market or credit risk that could arise if we had such relationships.

2014 BUSINESS OUTLOOK

We are maintaining our consolidated diluted earnings per share guidance for 2014 to be in the range of $1.65 to $1.80 but revising our 2014 earnings guidance by segment based on 2014 year-to-date segment performance and current projections. This guidance reflects the current mix of businesses owned by us, considers the cyclical nature of some of our businesses and reflects challenges, as well as our plans and strategies for improving future operating results. We review our portfolio of companies at least annually for additional opportunities to improve our risk profile, improve credit metrics and generate additional sources of cash to support the future capital expenditure plans of our respective platforms. Should we be successful in executing our strategic alternatives for our Construction segment in the fourth quarter of 2014, we still expect to be within our original, February earnings guidance for 2014.

Segment components of our 2013 earnings per share and 2014 earnings per share guidance ranges are as follows:

	2013 EPS by Segment	February 2014 EPS Guidance		August 2014 EPS Guidance		Current 2014 EPS Guidance
		Low	High	Low	High	Low	High
Electric	$1.05	$1.19	$1.23	$1.23	$1.26	$1.19	$1.22
Manufacturing	$0.32	$0.29	$0.33	$0.30	$0.33	$0.26	$0.29
Plastics	$0.38	$0.25	$0.29	$0.26	$0.29	$0.31	$0.34
Construction	$0.04	$0.07	$0.11	$0.10	$0.13	$0.11	$0.14
Corporate	($0.25)	($0.25)	($0.21)	($0.24)	($0.21)	($0.22)	($0.19)
Subtotal – Continuing Operations	$1.54	$1.55	$1.75	$1.65	$1.80	$1.65	$1.80
Corporate – Loss on Debt Extinguishment	($0.17)
Total – Continuing Operations	$1.37	$1.55	$1.75	$1.65	$1.80	$1.65	$1.80

Contributing to our updated earnings guidance for 2014 are the following items:

●
We are reducing our 2014 net income expectations for our Electric segment back to within our original guidance range for the year due to the extended outage of Hoot Lake Plant and milder than normal third quarter weather, which have offset higher than expected earnings in the first quarter that were driven, in part, by colder than normal weather. Items affecting our 2014 Electric segment earnings guidance compared with 2013 segment earnings include:

○	Rider recovery increases, including environmental riders in Minnesota and North Dakota related to the Big Stone Plant AQCS environmental upgrades while under construction, and

○	A decrease in pension costs of approximately $2.0 million as a result of an increase in the discount rate from 4.5% to 5.3%, offset by

○	An increase in interest costs as a result of $150 million of fixed rate long term debt put in place in the first quarter of 2014 to finance the Big Stone Plant AQCS and transmission projects.

●	We are reducing our 2014 earnings expectations for our Manufacturing segment due to the following factors:

○
As part of the recently announced facility expansion, BTD is planning on exiting the lease of its Otsego, Minnesota warehouse facilities during the fourth quarter of 2014. The cost associated with exiting the lease is expected to be $0.04 per share.

○	T.O. Plastics earnings are expected to be in line with previous earnings expectations.

○	Backlog for the manufacturing companies of approximately $50 million for 2014 compared with $47 million one year ago.

●
We are raising our previous 2014 net income guidance for our Plastics segment due to stronger actual and anticipated sales volume levels in the last half of 2014 despite an expected continued increase in PVC resin costs which, based on current competitive market conditions, are not expected to be fully recovered through higher sales prices for PVC pipe.

●
We are raising our previous 2014 net income guidance for our Construction segment. Segment net income for 2014 is expected to be higher than previous guidance and 2013 net income as a result of improved cost control processes in construction management and more selective bidding on projects with the potential for higher margins and increased electric transmission and distribution work in western North Dakota. Backlog in place for the construction businesses is $31 million for 2014 compared with $34 million one year ago.

●	We are lowering our previous range for corporate costs for 2014 due to lower employee benefit costs and better-than-expected performance of our captive insurance program.

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

We use estimates based on the best information available in recording transactions and balances resulting from business operations. Estimates are used for such items as depreciable lives, asset impairment evaluations, tax provisions, collectability of trade accounts receivable, self-insurance programs, unbilled electric revenues, accrued renewable resource and transmission rider revenues, valuations of forward energy contracts, percentage-of-completion, warranty and actuarially determined benefits costs and liabilities. As better information becomes available or actual amounts are known, estimates are revised. Operating results can be affected by revised estimates. Actual results may differ from these estimates under different assumptions or conditions. Management has discussed the application of these critical accounting policies and the development of these estimates with the Audit Committee of the Board of Directors. A discussion of critical accounting policies is included under the caption “Critical Accounting Policies Involving Significant Estimates” on pages 60 through 64 of our Annual Report on Form 10-K for the year ended December 31, 2013. There were no material changes in critical accounting policies or estimates during the quarter ended September 30, 2014.

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

55

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

●	Changes to regulation of generating plant emissions, including but not limited to carbon dioxide emissions, could affect OTP’s operating costs and the costs of supplying electricity to its customers.

●	Competition from foreign and domestic manufacturers, the price and availability of raw materials and general economic conditions could affect the revenues and earnings of our manufacturing businesses.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

At September 30, 2014 we had exposure to market risk associated with interest rates because we had $39.0 million in short-term debt outstanding subject to variable interest rates that are indexed to LIBOR plus 1.75% under our $150 million revolving credit facility.

All of our consolidated long-term debt outstanding on September 30, 2014 has fixed interest rates. We manage our interest rate risk through the issuance of fixed-rate debt with varying maturities, through economic refunding of debt through optional refundings, limiting the amount of variable interest rate debt, and the utilization of short-term borrowings to allow flexibility in the timing and placement of long-term debt.

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

OTP has credit risk associated with the nonperformance or nonpayment by counterparties to its forward energy and capacity purchases and sales agreements. We have established guidelines and limits to manage credit risk associated with wholesale power and capacity purchases and sales. Specific limits are determined by a counterparty’s financial strength. OTP’s credit risk with its largest and only counterparty on delivered and marked-to-market forward contracts as of September 30, 2014 was $36,000. As of September 30, 2014 OTP had a net credit risk exposure of $36,000 from one counterparty with investment grade credit ratings. OTP had no exposure at September 30, 2014 to counterparties with credit ratings below investment grade. Counterparties with investment grade credit ratings have minimum credit ratings of BBB- (Standard & Poor’s), Baa3 (Moody’s) or BBB- (Fitch). The $36,000 credit risk exposure included net amounts due to OTP on receivables/payables from completed transactions billed and unbilled plus marked-to-market gains on forward contracts for the purchase of gasoline scheduled for settlement after September 2014. Individual counterparty exposures are offset according to legally enforceable netting arrangements.

Item 4. Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) as of September 30, 2014, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2014.

During the fiscal quarter ended September 30, 2014, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 6.    Exhibits

4.1
Second Amendment to Third Amended and Restated Credit Agreement, dated as of November 3, 2014, among Otter Tail Corporation, U.S. Bank National Association, as Administrative Agent and as a Bank, Bank of America, N.A. and JPMorgan Chase Bank, N.A., each as a Co-Syndication Agent and as a Bank, KeyBank National Association, as Documentation Agent and as a Bank, and Bank of the West as a Bank (incorporated by reference to Exhibit 4.1 to the Form 8-K filed by Otter Tail Corporation on November 4, 2014).

4.2
Second Amendment to Second Amended and Restated Credit Agreement, dated as of November 3, 2014, among Otter Tail Power Company, U.S. Bank National Association, as Administrative Agent and as a Bank, Bank of America, N.A. and JPMorgan Chase Bank, N.A., each as a Co-Syndication Agent and as a Bank, KeyBank National Association, as Documentation Agent and as a Bank, CoBank, ACB, as a Co-Documentation Agent and as a Bank, and Wells Fargo Bank, National Association as a Bank (incorporated by reference to Exhibit 4.2 to the Form 8-K filed by Otter Tail Corporation on November 4, 2014).

10.1
Amendment to 2014 Performance Award Agreement with Edward J. McIntyre, effective September 23, 2014 (2014 Stock Incentive Plan) (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Otter Tail Corporation on September 26, 2014).

10.2
Amendment to 2013 Performance Award Agreement with Edward J. McIntyre, effective September 23, 2014 (1999 Stock Incentive Plan) (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by Otter Tail Corporation on September 26, 2014).

10.3	Change in Control Severance Agreement with Timothy Rogelstad.

10.4	Severance Agreement with Timothy Rogelstad.

10.5	Executive Employment Agreement with Paul Knutson.

10.6	Change in Control Severance Agreement with Paul Knutson.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

58

101
Financial statements from the Quarterly Report on Form 10-Q of Otter Tail Corporation for the quarter ended September 30, 2014, formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows and (v) the Condensed Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OTTER TAIL CORPORATION

By:	/s/ Kevin G. Moug
Kevin G. Moug
Chief Financial Officer
(Chief Financial Officer/Authorized Officer)

Dated: November 10, 2014

EXHIBIT INDEX

Exhibit Number	Description

4.1
Second Amendment to Third Amended and Restated Credit Agreement, dated as of November 3, 2014, among Otter Tail Corporation, U.S. Bank National Association, as Administrative Agent and as a Bank, Bank of America, N.A. and JPMorgan Chase Bank, N.A., each as a Co-Syndication Agent and as a Bank, KeyBank National Association, as Documentation Agent and as a Bank, and Bank of the West as a Bank (incorporated by reference to Exhibit 4.1 to the Form 8-K filed by Otter Tail Corporation on November 4, 2014).

4.2
Second Amendment to Second Amended and Restated Credit Agreement, dated as of November 3, 2014, among Otter Tail Power Company, U.S. Bank National Association, as Administrative Agent and as a Bank, Bank of America, N.A. and JPMorgan Chase Bank, N.A., each as a Co-Syndication Agent and as a Bank, KeyBank National Association, as Documentation Agent and as a Bank, CoBank, ACB, as a Co-Documentation Agent and as a Bank, and Wells Fargo Bank, National Association as a Bank (incorporated by reference to Exhibit 4.2 to the Form 8-K filed by Otter Tail Corporation on November 4, 2014).

10.1
Amendment to 2014 Performance Award Agreement with Edward J. McIntyre, effective September 23, 2014 (2014 Stock Incentive Plan) (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Otter Tail Corporation on September 26, 2014).

10.2
Amendment to 2013 Performance Award Agreement with Edward J. McIntyre, effective September 23, 2014 (1999 Stock Incentive Plan) (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by Otter Tail Corporation on September 26, 2014).

10.3	Change in Control Severance Agreement with Timothy Rogelstad.

10.4	Severance Agreement with Timothy Rogelstad.

10.5	Executive Employment Agreement with Paul Knutson.

10.6	Change in Control Severance Agreement with Paul Knutson.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Financial statements from the Quarterly Report on Form 10-Q of Otter Tail Corporation for the quarter ended September 30, 2014, formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows and (v) the Condensed Notes to Consolidated Financial Statements.

