Form 10-K
period 2016-12-31
Otter Tail Corp
filed 2017-02-22
CIK 1466593

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2016

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

Securities Act. (Yes ☒ No__ )

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or

Section 15(d) of the Act. (Yes __ No ☒)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (Yes ☒ No__ )

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). (Yes ☒ No__ )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the

Exchange Act). (Yes __ No ☒ )

The aggregate market value of common stock held by non-affiliates, computed by reference to the last sales price on June 30, 2016 was $1,260,418,253.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 39,410,825 Common Shares ($5 par value) as of February 10, 2017.

Documents Incorporated by Reference:

Proxy Statement for the 2017 Annual Meeting-Portions incorporated by reference into Part III

OTTER TAIL CORPORATION

FORM 10-K TABLE OF CONTENTS

Definitions

The following abbreviations or acronyms are used in the text. References in this report to “the Company”, “we”, “us” and “our” are to Otter Tail Corporation.

AEV, Inc.	Aevenia, Inc.
AFUDC	Allowance for Funds Used During Construction
ALJ	Administrative Law Judge
AQCS	Air Quality Control System
ARO	Accumulated Asset Retirement Obligation
ASC	Accounting Standards Codification
ASC 606	ASC Topic 606 – Revenue from Contracts with Customers
ASC 718	ASC Topic 718 – Compensation—Stock Compensation
ASC 815	ASC Topic 815 – Derivatives and Hedging
ASC 820	ASC Topic 820 – Fair Value Measurement
ASC 980	ASC Topic 980 – Regulated Operations
ASM	Ancillary Services Market
ASU	Accounting Standards Update
BACT	Best-Available Control Technology
BART	Best-Available Retrofit Technology
Brookings Project	Brookings-Southeast Twin Cities 345 kV Project
BTD	BTD Manufacturing, Inc.
BTD – Illinois	Miller Welding & Iron Works, Inc.
Btu	British Thermal Unit
CAA	Clean Air Act
CapX2020	Capacity Expansion 2020
CCMC	Coyote Creek Mining Company, L.L.C.
CCR	Coal Combustion Residuals
CIP	Conservation Improvement Program
CO2	carbon dioxide
CON	Certificate of Need
CPEC	Central Power Electric Cooperative
CPP	Clean Power Plan
CSAPR	Cross-State Air Pollution Rule
CWIP	Construction Work in Progress
D.C. Circuit	United States Court of Appeals for the District of Columbia
DENR	Department of Environment and Natural Resources
DRR	Data Requirement Rule
ECR	Environmental Cost Recovery
EEI	Edison Electric Institute
EEP	Energy Efficiency Plan
EPA	Environmental Protection Agency
ESSRP	Executive Survivor and Supplemental Retirement Plan
Exchange Act	The Securities Exchange Act of 1934
Fargo Project	Fargo-Monticello 345 kV Project
FASB	Financial Accounting Standards Board
FCA	Fuel Clause Adjustment
FERC	Federal Energy Regulatory Commission
Foley	Foley Company
GAAP	Generally Accepted Accounting Principles in the United States
GHG	Greenhouse Gas
Impulse	Impulse Manufacturing, Inc.
IRP	Integrated Resource Plan
JPMorgan	JPMorgan Chase Bank, N.A.
JPMS	J.P. Morgan Securities LLC
kV	kiloVolt
kW	kiloWatt
kwh	kilowatt-hour
LSA	Lignite Sales Agreement
MATS	Mercury and Air Toxics Standards
MDU	MDU Resources Group, Inc.

MISO	Midcontinent Independent System Operator, Inc.
MISO Tariff	MISO Open Access Transmission, Energy and Operating Reserve Markets Tariff
MNCIP	Minnesota Conservation Improvement Program
MNDOC	Minnesota Department of Commerce
MPCA	Minnesota Pollution Control Agency
MPU Act	The Minnesota Public Utilities Act
MPUC	Minnesota Public Utilities Commission
MRO	Midwest Reliability Organization
MVP	Multi-Value Project
MW	megawatts
NAAQS	National Ambient Air Quality Standards
NERC	North American Electric Reliability Corporation
NAEMA	North American Energy Marketers Association
NDPSC	North Dakota Public Service Commission
NDRRA	North Dakota Renewable Resource Adjustment
NPDES	National Pollutant Discharge Elimination System
Northern Pipe	Northern Pipe Products, Inc.
NOx	Nitrogen Oxide
NSP MN	Northern States Power - Minnesota
NSPS	New Source Performance Standards
NYMEX	New York Mercantile Exchange
OAG	Minnesota Office of the Attorney General
OTP	Otter Tail Power Company
PACE	Partnership in Assisting Community Expansion
PCOR	Plains CO2 Reduction Partnership
ppb	parts per billion
PS	Polystyrene
PSD	Prevention of Significant Deterioration
PTCs	Production Tax Credits
PVC	Polyvinyl Chloride
RBOB	Reformulated Blendstock for Oxygenate Blending
RCRA	Resource Conservation and Recovery Act
ROE	Return on Equity
RRA	Renewable Resource Adjustment
RSG	Revenue Sufficiency Guarantee
RTO Adder	Incentive of additional 50-basis points for Regional Transmission Organization participation
SDPUC	South Dakota Public Utilities Commission
SEC	Securities and Exchange Commission
SF6	Sulfur Hexaflouride
SIP	State Implementation Plan
SO2	Sulfur Dioxide
SPP	Southwest Power Pool
Standex	Standex International Corporation
T.O. Plastics	T.O. Plastics, Inc.
TCR	Transmission Cost Recovery
Varistar	Varistar Corporation
VIC	Voluntary Investigation and Cleanup
VIE	Variable Interest Entity
Vinyltech	Vinyltech Corporation
WIIN	Water Infrastructure Improvements for the Nation

PART I

Item 1.	BUSINESS

(a) General Development of Business

Otter Tail Power Company was incorporated in 1907 under the laws of the State of Minnesota. In 2001, the name was changed to “Otter Tail Corporation” to more accurately represent the broader scope of consolidated operations and the name Otter Tail Power Company (OTP) was retained for use by the electric utility. On July 1, 2009 Otter Tail Corporation completed a holding company reorganization whereby OTP, which had previously been operated as a division of Otter Tail Corporation, became a wholly owned subsidiary of the new parent holding company named Otter Tail Corporation (the Company). The new parent holding company was incorporated in June 2009 under the laws of the State of Minnesota in connection with the holding company reorganization. The Company’s executive offices are located at 215 South Cascade Street, P.O. Box 496, Fergus Falls, Minnesota 56538-0496 and 4334 18th Avenue SW, Suite 200, P.O. Box 9156, Fargo, North Dakota 58106-9156. The Company’s telephone number is (866) 410-8780.

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

Otter Tail Corporation and its subsidiaries conduct business primarily in the United States. The Company had approximately 2,054 full-time employees in its continuing operations at December 31, 2016. The Company’s businesses have been classified in three segments to be consistent with its business strategy and the reporting and review process used by the Company’s chief operating decision maker. The three segments are Electric, Manufacturing and Plastics.

From 2011 through 2015 the Company sold several businesses in execution of an announced strategy to realign its business portfolio to reduce its risk profile and dedicate a greater portion of its resources toward electric utility operations. The following divestitures occurred in this timeframe:

•	In 2011, the Company sold Idaho Pacific Holdings, Inc., its Food Ingredient Processing business, and E.W. Wylie Corporation, its flat-bed trucking company.

•	In January 2012, the Company sold the assets of Aviva Sports, Inc., a recreational equipment manufacturer.

•	In February 2012, the Company sold DMS Health Technologies, Inc., its former Health Services segment business.

•	In November 2012, the Company completed the sale of the assets of its former wind tower company.

•	On February 8, 2013 the Company sold substantially all the assets of its former dock and boatlift company.

•	On February 28, 2015 the Company sold the assets of AEV, Inc., its former energy and electrical construction contractor, and on April 30, 2015 the Company sold Foley Company, its former water, wastewater, power and industrial construction contractor. With the sale of these two companies in 2015 the Company eliminated its Construction segment.

On September 1, 2015 the Company acquired the assets of Impulse Manufacturing Inc. (Impulse) of Dawsonville, Georgia, now operating under the name BTD-Georgia, for a final adjusted payment of $29.3 million in cash. BTD-Georgia offers a wide range of metal fabrication services ranging from simple laser cutting services and high volume stamping to complex weldments and assemblies for metal fabrication buyers and original equipment manufacturers.

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

The Company has lowered its overall risk by investing in rate base growth opportunities in its Electric segment and divesting certain nonelectric operating companies that no longer fit the Company’s portfolio criteria. This strategy has provided a more predictable earnings stream, improved the Company’s credit quality and preserved its ability to fund the dividend. The Company’s goal is to deliver annual growth in earnings per share between four to seven percent over the next several years, using 2016 diluted earnings per share from continuing operations as the base for measurement. The growth is expected to come from the substantial increase in the Company’s regulated utility rate base and from planned increased earnings from existing capacity in place at the Company’s manufacturing and plastic pipe businesses, including the 2015 acquisition of BTD-Georgia and the facilities expansion and addition of paint services at BTD’s Minnesota facilities completed in 2016. The Company will continue to review its business portfolio to see where additional opportunities exist to improve its risk profile, improve credit metrics and generate additional sources of cash to support the growth opportunities in its electric utility. The Company will also evaluate opportunities to allocate capital to potential acquisitions in its Manufacturing and Plastics segments. Over time, the Company expects the electric utility business will provide approximately 75% to 85% of its overall earnings. The Company expects its manufacturing and plastic pipe businesses will provide 15% to 25% of its earnings, and will continue to be a fundamental part of its strategy. The actual mix of earnings from continuing operations in 2016 was 80% from the electric utility and 20% from the manufacturing and plastic pipe businesses, including unallocated corporate costs.

The Company maintains the following criteria in evaluating whether its operating companies are a strategic fit, the operating company:

•	Maintains a threshold level of net earnings and a return on invested capital in excess of the Company’s weighted average cost of capital.

•	Has a strategic differentiation from competitors and a sustainable cost advantage.

•	Operates within a stable and growing industry and is able to quickly adapt to changing economic cycles.

•	Has a strong management team committed to operational excellence.

For a discussion of the Company's results of operations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations," on pages 36 through 58 of this Annual Report on Form 10-K.

(b) Financial Information about Industry Segments

The Company is engaged in businesses classified into three segments: Electric, Manufacturing and Plastics. Financial information about the Company's segments and geographic areas is included in note 2 of "Notes to Consolidated Financial Statements" on pages 75 through 78 of this Annual Report on Form 10-K.

(c) Narrative Description of Business

ELECTRIC

General

Electric includes OTP which is headquartered in Fergus Falls, Minnesota, and provides electricity to more than 130,000 customers in a service area encompassing 70,000 square miles of western Minnesota, eastern North Dakota and northeastern South Dakota. The Company derived 53%, 52% and 51% of its consolidated operating revenues and 81%, 80% and 76% of its consolidated operating income from its Electric segment for the years ended December 31, 2016, 2015 and 2014, respectively.

The breakdown of retail electric revenues by state is as follows:

State	2016	2015
Minnesota	53.0%	50.4%
North Dakota	38.4	40.6
South Dakota	8.6	9.0
Total	100.0%	100.0%

The territory served by OTP is predominantly agricultural. The aggregate population of OTP’s retail electric service area is approximately 230,000. In this service area of 422 communities and adjacent rural areas and farms, approximately 126,000 people live in communities having a population of more than 1,000, according to the 2010 census. The only communities served which have a population in excess of 10,000 are Jamestown, North Dakota (15,427); Bemidji, Minnesota (13,431); and Fergus Falls, Minnesota (13,138). As of December 31, 2016 OTP served 131,546 customers. Although there are relatively few large customers, sales to commercial and industrial customers are significant.

The following table provides a breakdown of electric revenues by customer category. All other sources include gross wholesale sales from utility generation, net revenue from energy trading activity and sales to municipalities.

Customer Category	2016	2015
Commercial	36.1%	35.4%
Residential	30.8	32.1
Industrial	31.0	29.9
All Other Sources	2.1	2.6
Total	100.0%	100.0%

Capacity and Demand

As of December 31, 2016 OTP’s owned net-plant dependable kilowatt (kW) capacity was:

Baseload Plants
Big Stone Plant	255,800	kW
Coyote Station	149,800
Hoot Lake Plant	140,100
Total Baseload Net Plant	545,700	kW
Combustion Turbine and Small Diesel Units	108,100	kW
Hydroelectric Facilities	2,500	kW
Owned Wind Facilities (rated at nameplate)
Luverne Wind Farm (33 turbines)	49,500	kW
Ashtabula Wind Center (32 turbines)	48,000
Langdon Wind Center (27 turbines)	40,500
Total Owned Wind Facilities	138,000	kW

The baseload net plant capacity for Big Stone Plant and Coyote Station constitutes OTP’s ownership percentages of 53.9% and 35%, respectively. OTP owns 100% of the Hoot Lake Plant. During 2016, about 54% of OTP’s retail kwh sales were supplied from OTP generating plants with the balance supplied by purchased power.

In addition to the owned facilities described above, OTP had the following purchased power agreements in place on December 31, 2016:

Purchased Wind Power Agreements (rated at nameplate and greater than 2,000 kW)
Ashtabula Wind III	62,400	kW
Edgeley	21,000
Langdon	19,500
Total Purchased Wind	102,900	kW
Purchase of Capacity (in excess of 1 year and 500 kW)
Great River Energy[1]	100,000	kW

1100,000 kiloWatt (kW) through May 2017, 25,000 kW June 2017 – May 2019, and 50,000 kW June 2019 – May 2021.

OTP has a direct control load management system which provides some flexibility to OTP to effect reductions of peak load. OTP also offers rates to customers which encourage off-peak usage.

OTP’s capacity requirement is based on MISO Module E requirements. OTP is required to have sufficient Zonal Resource Credits to meet its monthly weather normalized forecast demand, plus a reserve obligation. OTP met its MISO obligation for the 2016-2017 MISO planning year. OTP generating capacity combined with additional capacity under purchased power agreements (as described above) and load management control capabilities is expected to meet 2017 system demand and MISO reserve requirements.

Fuel Supply

Coal is the principal fuel burned at the Big Stone, Coyote and Hoot Lake generating plants. Coyote Station, a mine-mouth facility, burns North Dakota lignite coal. Hoot Lake Plant and Big Stone Plant burn western subbituminous coal.

The following table shows the sources of energy used to generate OTP’s net output of electricity for 2016 and 2015:

	2016		2015
Sources	Net kwhs Generated (Thousands)	% of Total kwhs Generated	Net kwhs Generated (Thousands)	% of Total kwhs Generated
Subbituminous Coal	1,419,901	50.3%	1,132,335	49.1%
Lignite Coal	844,225	29.9	662,450	28.7
Wind and Hydro	517,396	18.4	493,276	21.4
Natural Gas and Oil	40,257	1.4	17,907	0.8
Total	2,821,779	100.0%	2,305,968	100.0%

OTP has the following primary coal supply agreements:

Plant	Coal Supplier	Type of Coal	Expiration Date
Big Stone Plant	Contura Coal Sales, LLC	Wyoming subbituminous	December 31, 2017
Big Stone Plant	Peabody COALSALES, LLC	Wyoming subbituminous	December 31, 2017
Coyote Station	Coyote Creek Mining Company, L.L.C.	North Dakota lignite	December 31, 2040
Hoot Lake Plant	Cloud Peak Energy Resources LLC	Montana subbituminous	December 31, 2023

OTP’s anticipated coal needs for Big Stone Plant are secured under contract through December 2017.

In October 2012 the Coyote Station owners, including OTP, entered into a lignite sales agreement (LSA) with Coyote Creek Mining Company, L.L.C. (CCMC), a subsidiary of The North American Coal Corporation, for the purchase of coal to meet the coal supply requirements of Coyote Station for the period beginning in May 2016 and ending in December 2040. The price per ton being paid by the Coyote Station owners under the LSA reflects the cost of production, along with an agreed profit and capital charge. The LSA provides for the Coyote Station owners to purchase the membership interests in CCMC in the event of certain early termination events and also at the end of the term of the LSA.

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

The average cost of fuel consumed (including handling charges to the plant sites) per million British Thermal Units (Btu) for the years 2016, 2015, and 2014 was $2.146, $2.281 and $2.036, respectively.

General Regulation

OTP is subject to regulation of rates and other matters in each of the three states in which it operates and by the federal government for certain interstate operations.

A breakdown of electric rate regulation by each jurisdiction is as follows:

		2016		2015
Rates	Regulation	% of Electric Revenues	% of kwh Sales	% of Electric Revenues	% of kwh Sales
MN Retail Sales	MN Public Utilities Commission	47.5%	54.0%	47.2%	52.0%
ND Retail Sales	ND Public Service Commission	34.4	37.1	38.0	38.7
SD Retail Sales	SD Public Utilities Commission	7.8	8.9	8.5	9.3
Transmission & Wholesale	Federal Energy Regulatory Commission	10.3	—	6.3	—
Total		100.0%	100.0%	100.0%	100.0%

OTP operates under approved retail electric tariffs in all three states it serves. OTP has an obligation to serve any customer requesting service within its assigned service territory. The pattern of electric usage can vary dramatically during a 24-hour period and from season to season. OTP’s tariffs are designed to recover the costs of providing electric service. To the extent peak usage can be reduced or shifted to periods of lower usage, the cost to serve all customers is reduced. In order to shift usage from peak times, OTP has approved tariffs in all three states for residential demand control, general service time of use and time of day, real-time pricing, and controlled and interruptible service. Each of these specialized rates is designed to improve efficient use of OTP resources, while giving customers more control over their electric bill. OTP also has approved tariffs in its three service territories which allow qualifying customers to release and sell energy back to OTP when wholesale energy prices make such transactions desirable.

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

Major Capital Expenditure Projects

The Big Stone South – Brookings MVP and CapX2020 Project—This 345 kiloVolt (kV) transmission line, currently under construction, will extend approximately 70 miles between a substation near Big Stone City, South Dakota and the Brookings County Substation near Brookings, South Dakota. OTP and Northern States Power – MN (NSP MN), a subsidiary of Xcel Energy Inc., jointly developed this project, and the parties will have equal ownership interest in the transmission line portion of the project. MISO approved this project as a Multi-Value Project (MVP) under the MISO Open Access Transmission, Energy and Operating Reserve Markets Tariff (MISO Tariff) in December 2011. MVPs are designed to enable the region to comply with energy policy mandates and to address reliability and economic issues affecting multiple areas within the MISO region. The cost allocation is designed to ensure the costs of transmission projects with regional benefits are properly assigned to those who benefit. Construction began on this line in the third quarter of 2015 and the line is expected to be in service in fall 2017. OTP’s total capital investment in this project is expected to be approximately $80 million, which includes certain assets that will be owned 100% by OTP.

The Big Stone South – Ellendale MVP—This is a 345 kV transmission line that will extend 163 miles between a substation near Big Stone City, South Dakota and a substation near Ellendale, North Dakota. OTP jointly developed this project with Montana-Dakota Utilities Co., a division of MDU Resources Group, Inc. (MDU), and the parties will have equal ownership interest in the transmission line portion of the project. MISO approved this project as an MVP under the MISO Tariff in December 2011. Construction began on this line in the second quarter of 2016 and is expected to be completed in 2019. OTP’s total capital investment in this project is expected to be approximately $149 million, which includes certain assets that will be owned 100% by OTP.

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

Big Stone Plant Air Quality Control System (AQCS)— OTP completed construction and testing of the Big Stone Plant AQCS in the fourth quarter of 2015 and placed the AQCS into commercial operation on December 29, 2015. OTP’s capitalized cost of the project, excluding allowance for funds used during construction, was approximately $200 million.

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

2016 General Rate Case—On February 16, 2016 OTP filed a request with the MPUC for an increase in revenue recoverable under general rates in Minnesota. In its filing, OTP requested an allowed rate of return on rate base of 8.07% and an allowed rate of return on equity of 10.4% based on an equity ratio of 52.5% of total capital. On April 14, 2016 the MPUC issued an order approving an interim rate increase of 9.56% to the base rate portion of customers’ bills effective April 16, 2016, as modified and subject to refund. The request and interim rate information is detailed in the table below:

($ in thousands)	Annualized or Test Year	Actual Through December 31, 2016
Revenue Increase Requested	$19,296
Increase Percentage Requested	9.80%
Jurisdictional Rate Base	$483,000
Interim Revenue Increase (subject to refund)	$16,816	$10,976

The major components of the requested rate increase are summarized below:

Revenue Requirement Deficiency Cost Factors (in thousands)	2016 Test Year Allocation
Increased Rate Base	$10,000
Increased Expenses	7,700
Other	1,596
Total Requested Revenue Increase	$19,296
Excluded from Interim Rates: Rate Base Effect of Prepaid Pension Asset	(2,480)
Approved Interim Revenue Increase (subject to refund)	$16,816

The deadline for submission of intervenor direct testimony was August 16, 2016. Direct testimony of the MNDOC included a recommendation for an 8.87% allowed rate of return on equity, and direct testimony of the Minnesota Office of the Attorney General (OAG) included a recommendation for a 6.96% allowed rate of return on equity. In response, in rebuttal testimony, OTP modified its request to provide for an allowed rate of return on equity of 10.05%. In rebuttal testimony, the MNDOC revised its recommendation to an 8.66% allowed rate of return on equity, and the Minnesota OAG revised its recommendation to a 7.14% allowed rate of return on equity. Hearings before the Administrative Law Judge (ALJ) occurred in October 2016. On January 5, 2017 the ALJ’s report was issued which included a recommendation for a 9.54% allowed rate of return on equity.

Based on OTP’s modifications to its original request and other expected outcomes in the aforementioned rate case, OTP has recorded an estimated interim rate refund of $3.6 million as of December 31, 2016. Oral arguments before the MPUC are expected to occur in late February 2017. The MPUC is expected to make its final decision in March 2017 and issue its written order in spring 2017.

2010 General Rate Case—OTP’s most recently completed general rate increase in Minnesota of approximately $5.0 million, or 1.6%, was granted by the MPUC in an order issued on April 25, 2011 and effective October 1, 2011. Pursuant to the order, OTP’s allowed rate of return on rate base increased from 8.33% to 8.61% and its allowed rate of return on equity increased from 10.43% to 10.74%.

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

On December 5, 2014 the MPUC issued an order approving OTP’s 2014-2028 IRP filing, which included the following items:

•	Authorization to add up to 300 MW of wind between 2017 and 2021 if it is cost effective and does not negatively impact OTP’s electric system operation.

•	Construction of solar generation sufficient to comply with the Minnesota Solar Energy Standard by 2020.

•	Confirmation of a 1.5% energy savings goal, as filed in OTP’s triennial Minnesota Conservation Improvement Program (MNCIP) plan.

•	Authorization to obtain 200 MW, subject to need, of intermediate natural gas generation in the 2019-2021 timeframe.

On September 14, 2015 the MPUC granted OTP a six-month extension to June 1, 2016 to file its latest IRP. The extension allowed OTP time to model compliance with final rules on proposed standards of performance for carbon dioxide (CO2) emissions from fossil fuel-fired power plants published by the Environmental Protection Agency (EPA) on October 23, 2015 and to incorporate planned wind and natural gas-fired generation additions.

OTP filed its 2017-2031 IRP with the MPUC on June 1, 2016, which included the following items:

•	Adding 200 megawatts (MW) of wind resources (100 MW in 2018 and 100 MW in 2020) and authorization to add up to 100 MW more at a later time. With three 100-MW additions to OTP’s wind energy resources, wind would serve approximately 34% of OTP’s customers' energy needs.

•	Adding 30 MW of solar resources by 2020 to comply with Minnesota's Solar Energy Standard.

•	Adding a 248 MW simple-cycle natural gas-fired plant in 2021 to replace Hoot Lake Plant’s two coal-fired steam turbines to be retired in 2021. The natural gas-fired plant will likely be located in close proximity to a high-voltage transmission line and a large natural gas pipeline within OTP’s service area.

OTP expects the MPUC hearing on the 2017-2031 IRP to occur in late February or early March 2017.

Renewable Energy Standards, Conservation, Renewable Resource Riders—Minnesota law favors conservation over the addition of new resources. In addition, Minnesota law requires the use of renewable resources where new supplies are needed, unless the utility proves that a renewable energy facility is not in the public interest. An existing environmental externality law requires the MPUC, to the extent practicable, to quantify the environmental costs associated with each method of electricity generation, and to use such monetized values in evaluating generation resources. The MPUC must disallow any nonrenewable rate base additions (whether within or outside of the state) or any related rate recovery, and may not approve any nonrenewable energy facility in an IRP, unless the utility proves that a renewable energy facility is not in the public interest. The state has prioritized the acceptability of new generation with wind and solar ranked first and coal and nuclear ranked fifth, the lowest ranking. The MPUC’s current estimate of the range of costs of future CO2 regulation to be used in modeling analyses for resource plans is $9 to $34/ton of CO2 commencing in 2022. The MPUC is required to annually update these estimates.

Minnesota has a renewable energy standard which requires OTP to generate or procure sufficient renewable generation such that the following percentages of total retail electric sales to Minnesota customers come from qualifying renewable sources: 17% by 2016; 20% by 2020 and 25% by 2025. In addition, Minnesota law requires 1.5% of total Minnesota electric sales by public utilities to be supplied by solar energy by 2020. At least 10% of the 1.5% requirement must be met by solar energy generated by or procured from solar photovoltaic devices with a nameplate capacity of 20 kWs or less. Under certain circumstances and after consideration of costs and reliability issues, the MPUC may modify or delay implementation of the standards. OTP has acquired sufficient renewable resources to currently comply with Minnesota renewable energy standards. OTP is evaluating potential options for maintaining compliance and meeting the solar energy standard. OTP’s projected capital expenditures include $40 million for a solar project in 2019. OTP’s compliance with the Minnesota renewable energy standard will be measured through the Midwest Renewable Energy Tracking System.

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

Based on results from the 2015 MNCIP program year, OTP recognized a financial incentive of $4.2 million. The 2015 MNCIP program resulted in an approximate 39% increase in energy savings compared to 2014 program results. On April 1, 2016 OTP requested approval for recovery of its 2015 MNCIP program costs not included in base rates, a $4.3 million financial incentive and an update to the MNCIP surcharge from the MPUC. On July 19, 2016 the MPUC issued an order approving OTP’s request with an effective date of October 1, 2016.

Based on results from the 2016 MNCIP program year, OTP recognized a financial incentive of $5.1 million in 2016. The 2016 program resulted in an approximate 18% increase in energy savings compared to 2015 program results. OTP will request approval for recovery of its 2016 MNCIP program costs not included in base rates, a $5.1 million financial incentive and an update to the MNCIP surcharge from the MPUC by April 1, 2017.

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

In 2016 the MNDOC opened an additional docket to investigate how investor-owned utilities calculate their avoided costs pertaining to generation capacity, energy, transmission and distribution. Avoided costs are the basis of MNCIP program benefits which, going forward, will establish OTP’s financial incentive. On May 23, 2016 the MNDOC accepted OTP’s 2017 avoided costs calculation, but is requiring Minnesota investor-owned utilities to undergo an analysis of transmission and distribution avoided costs for 2018 and 2019. OTP is participating in a stakeholder group with the MNDOC, Xcel Energy Inc., and Minnesota Power to determine the best method for calculating avoided costs. Results from this work should be submitted to the MNDOC in the second quarter of 2017.

Transmission Cost Recovery Rider—The Minnesota Public Utilities Act (the MPU Act) provides a mechanism for automatic adjustment outside of a general rate proceeding to recover the costs of new transmission facilities that have been previously approved by the MPUC in a CON proceeding, certified by the MPUC as a Minnesota priority transmission project, made to transmit the electricity generated from renewable generation sources ultimately used to provide service to the utility's retail customers, or exempt from the requirement to obtain a Minnesota CON. The MPUC may also authorize cost recovery via such TCR riders for charges incurred by a utility under a federally approved tariff that accrue from other transmission owners’ regionally planned transmission projects that have been determined by the MISO to benefit the utility or integrated transmission system. The MPU Act also authorizes TCR riders to recover the costs of new transmission facilities approved by the regulatory commission of the state in which the new transmission facilities are to be constructed, to the extent approval is required by the laws of that state, and determined by the MISO to benefit the utility or integrated transmission system. Finally, under certain circumstances, the MPU Act also authorizes TCR riders to recover the costs associated with distribution planning and investments in distribution facilities to modernize the utility grid. Such TCR riders allow a return on investment at the level approved in a utility’s last general rate case. Additionally, following approval of the rate schedule, the MPUC may approve annual rate adjustments filed pursuant to the rate schedule. MISO regional cost allocation allows OTP to recover some of the costs of its transmission investment from other MISO customers.

OTP filed an annual update to its Minnesota TCR rider on February 7, 2013 to include three new projects as well as updated costs associated with existing projects. In a written order issued on March 10, 2014, the MPUC approved OTP’s 2013 TCR rider update but found capitalized internal costs, costs in excess of CON estimates and a carrying charge ineligible for recovery through the TCR rider. These items were removed from OTP’s Minnesota TCR rider effective March 1, 2014. OTP is seeking recovery of the capitalized internal costs and costs in excess of CON estimates in its current general rate case filing in Minnesota. In response to the MPUC’s approval of OTP’s annual TCR update, OTP submitted a compliance filing in April 2014 reflecting the TCR rider revenue requirements changes relating to the MPUC’s ruling and requesting no rate change be implemented at the time. The MPUC approved OTP’s compliance filing on June 19, 2014. On February 18, 2015 the MPUC approved OTP’s 2014 TCR rider annual update with an effective date of March 1, 2015. OTP filed an annual update to its Minnesota TCR rider on September 30, 2015 requesting revenue recovery of approximately $7.8 million. A supplemental filing to the update was made on December 21, 2015 to address an issue surrounding the proration of accumulated deferred income taxes and, in an unrelated adjustment, the TCR rider update revenue request was reduced to $7.2 million. On March 9, 2016 the MPUC issued an order approving OTP’s annual update to its TCR rider, with an effective date of April 1, 2016.

OTP filed an update to its TCR rider on April 29, 2016 to incorporate the impact of bonus depreciation for income taxes, an adjusted rate of return on rate base and allocation factors to align with its 2016 general rate case request. On July 5, 2016 the MPUC issued an order approving the proposed rates on a provisional basis, as recommended by the MNDOC. The proposed rate changes went into effect on September 1, 2016. The MPUC granted extensions to the MNDOC to file initial comments in this docket until February 2, 2017.

In OTP’s 2016 general rate case, the MNDOC has argued that the MPUC should require OTP to include in the TCR rider retail rate base 100% of OTP’s investment in the Big Stone South – Brookings and Big Stone South – Ellendale MVP Projects and all revenues received from other utilities under MISO’s tariffed rates as a credit in its TCR revenue requirement calculations. OTP has opposed this treatment, arguing the projects are appropriately assigned to the FERC jurisdiction, and the FERC’s determination of the projects’ revenue requirements should not be altered by forcing the revenues into the retail revenue requirement calculations. In the general rate case proceeding, the ALJ recommended that the MPUC should affirm OTP’s treatment. If the MPUC finds that the MNDOC’s treatment should be followed, it would result in the projects being treated as retail investments for Minnesota retail ratemaking purposes. Because the FERC’s revenue requirements and authorized returns will vary from the MPUC revenue requirements and authorized returns for the project investments over the lives of the projects, the impact of this decision will vary over time and be dependent on the differences between the revenue requirements and returns in the two jurisdictions at any given time.

Environmental Cost Recovery (ECR) Rider—On December 18, 2013 the MPUC granted approval of OTP’s Minnesota ECR rider for recovery of OTP’s Minnesota jurisdictional share of the revenue requirements of its investment in the Big Stone Plant AQCS effective January 1, 2014. The ECR rider recoverable revenue requirements included a return on the project’s construction work in progress (CWIP) balance at the level approved in OTP’s 2010 general rate case. The MPUC approved OTP’s 2014 ECR rider annual update request on November 24, 2014 with an effective date of December 1, 2014. OTP filed its 2015 annual update on July 31, 2015, with a request to keep the 2014 annual update rate in place. On December 21, 2015 OTP filed a supplemental filing with updated financial information. The MPUC issued an order on March 9, 2016 approving OTP’s request to leave the 2014 annual update rate in place. OTP filed an update to its Minnesota ECR rider on April 29, 2016 to incorporate the impact of bonus depreciation for income taxes, an adjusted rate of return on rate base and allocation factors to align with its 2016 general rate case request, with an effective date of September 1, 2016. On July 5, 2016 the MPUC issued an order approving the proposed rates on a provisional basis and has since granted extensions to the MNDOC to file initial comments in this docket until February 2, 2017. Reply comments were due from OTP on February 13, 2017.

Reagent Costs and Emission Allowances—On July 31, 2014 OTP filed a request with the MPUC to revise its Fuel Clause Adjustment (FCA) rider in Minnesota to include recovery of reagent and emission allowance costs. On March 12, 2015 the MPUC denied OTP’s request to revise its FCA rider to include recovery of these costs. These costs are included in OTP’s 2016 general rate case in Minnesota and are being considered for recovery either through the FCA rider or general rates. These costs are currently being expensed as incurred.

Capital Structure Petition—Minnesota law requires an annual filing of a capital structure petition with the MPUC. In this filing the MPUC reviews and approves the capital structure for OTP. Once the petition is approved, OTP may issue securities without further petition or approval, provided the issuance is consistent with the purposes and amounts set forth in the approved capital structure petition. The MPUC approved OTP’s most recent capital structure petition on August 2, 2016, allowing for an equity to total capitalization ratio between 47.5% and 58.1%, with total capitalization not to exceed $1,123,168,000 until the MPUC issues a new capital structure order for 2017. OTP is required to file its 2017 capital structure petition no later than May 1, 2017.

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

Renewable Resource Adjustment—OTP has a North Dakota Renewable Resource Adjustment (NDRRA) which enables OTP to recover the North Dakota share of its investments in renewable energy facilities it owns in North Dakota. This rider allows OTP to recover costs associated with new renewable energy projects as they are completed, along with a return on investment. The NDPSC approved OTP’s 2013 annual update to its NDRRA on March 12, 2014 with an effective date of April 1, 2014, which resulted in a 13.5% reduction in the NDRRA rate. The NDPSC approved OTP’s 2014 annual update to the NDRRA, including a change in rate design from an amount per kwh consumed to a percentage of a customer’s bill, on March 25, 2015 with an effective date of April 1, 2015. OTP submitted its 2015 annual update to the NDRRA rider rate on December 31, 2015 with a requested implementation date of April 1, 2016. On February 25, 2016 OTP made a supplemental filing to address the impact of bonus depreciation for income taxes and related deferred tax assets on the NDRRA, as well as an adjustment to the estimated amount of Federal Production Tax Credits used. The NDPSC approved the NDRRA 2015 annual update on June 22, 2016 with an effective date of July 1, 2016. The updated NDRRA reflects a reduction in the return on equity (ROE) component of the rate from 10.75%, approved in OTP’s most recent general rate case, to 10.50%. OTP submitted its 2016 annual update to the NDRRA rider rate on December 30, 2016, requesting a decrease to the NDRRA rate from 7.573% to 7.005%, with a requested implementation date of April 1, 2017.

Transmission Cost Recovery Rider—North Dakota law provides a mechanism for automatic adjustment outside of a general rate proceeding to recover jurisdictional capital and operating costs incurred by a public utility for new or modified electric transmission facilities. For qualifying projects, the law authorizes a current return on CWIP and a return on investment at the level approved in the utility's most recent general rate case. The NDPSC approved OTP’s 2014 annual update to its TCR rider rate on December 17, 2014 with an effective date of January 1, 2015. On August 31, 2015 OTP filed its 2015 annual update to its North Dakota TCR rider rate requesting recovery of approximately $10.2 million for 2016 compared with $8.5 million for 2015, including costs assessed by the MISO as well as new costs from the Southwest Power Pool (SPP) that OTP began incurring January 1, 2016. These new costs are associated with OTP’s load connected to the transmission system of Central Power Electric Cooperative (CPEC). OTP’s load became subject to SPP transmission-related charges when CPEC transmission assets were added to the SPP. The NDPSC approved OTP’s 2015 annual update to its TCR rider rate on December 16, 2015, with an effective date of January 1, 2016. On September 1, 2016 OTP filed its annual update to the TCR rider requesting a revenue requirement of $5.7 million, which includes a reduction of $2.6 million for a projected over-collection for 2016. Primary drivers of the decrease from the 2015 updated rider rate include the impact of federal bonus depreciation and unresolved MISO ROE complaint proceedings. OTP filed a supplemental filing on September 14, 2016, requesting that the over-collection balance be spread over the next two years for purposes of reducing the volatility of the rates from year to year. The NDPSC approved the update on December 14, 2016. The new rates went into effect on January 1, 2017.

Environmental Cost Recovery Rider—On December 18, 2013 the NDPSC approved OTP’s request for an ECR rider to recover OTP’s North Dakota jurisdictional share of the revenue requirements associated with its investment in the Big Stone Plant AQCS. The ECR provides for a current return on CWIP and a return on investment at the level approved in OTP’s most recent general rate case. On March 31, 2014 OTP filed an annual update to its North Dakota ECR rider rate. The update included a request to increase the ECR rider rate from 4.319% of base rates to 7.531% of base rates. The NDPSC approved OTP’s 2014 ECR rider annual update request on July 10, 2014 with an August 1, 2014 implementation date. On March 31, 2015 OTP filed its annual update to the ECR. This update included a request to increase the ECR rider rate from 7.531% to 9.193% of base rates. The NDPSC approved the annual update on June 17, 2015 with an effective date of July 1, 2015, along with the approval of recovery of OTP’s North Dakota jurisdictional share of Hoot Lake Plant Mercury and Air Toxics Standards (MATS) project costs.

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

Transmission Cost Recovery Rider—South Dakota law provides a mechanism for automatic adjustment outside of a general rate proceeding to recover jurisdictional capital and operating costs incurred by a public utility for new or modified electric transmission facilities. The SDPUC approved OTP’s 2013 annual update on February 18, 2014 with an effective date of March 1, 2014. The SDPUC approved OTP’s 2014 annual update on February 13, 2015 with an effective date of March 1, 2015. OTP filed its 2015 annual update on October 30, 2015 with a proposed effective date of March 1, 2016. A supplemental filing was made on February 3, 2016 to true-up the filing to include the impact of bonus depreciation elected for 2015, the inclusion of a deferred tax asset relating to a net operating loss and the proration of accumulated deferred income taxes. This update included the recovery of new SPP transmission costs OTP began to incur on January 1, 2016. On February 12, 2016 the SDPUC approved OTP’s annual update to its TCR rider, with an effective date of March 1, 2016. On November 1, 2016 OTP filed the annual update to the South Dakota TCR rider. OTP made a supplemental filing on January 20, 2017 to include updated costs through December 2016 as well as updated forecast information. The proposed effective date of the new rates is March 1, 2017.

Environmental Cost Recovery Rider—On November 25, 2014 the SDPUC approved OTP’s ECR rider request to recover OTP’s South Dakota jurisdictional share of revenue requirements associated with its investment in the Big Stone Plant AQCS and Hoot Lake Plant MATS projects, with an effective date of December 1, 2014. On August 31, 2015 OTP filed its annual update to the South Dakota ECR requesting recovery of approximately $2.7 million in annual revenue. The SDPUC approved the request on October 15, 2015 with an effective date of November 1, 2015. On August 31, 2016 OTP filed its 2016 update to the ECR rider, requesting recovery of approximately $2.3 million in annual revenue. The SDPUC approved the request on October 26, 2016 with an effective date of November 1, 2016. The lower revenue requirement is a result of the implementation of federal bonus depreciation taken on the Big Stone Plant AQCS.

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

On April 29, 2016 OTP filed its 2015 South Dakota EEP Status Report, financial incentive and surcharge adjustment with the SDPUC. The filing requested approval of an incentive of $105,900 and a decrease in the EEP surcharge from $0.00152/kwh to $0.00114/kwh effective July 1, 2016. The SDPUC approved the request. On April 29, 2016 OTP also filed its 2017-2019 goals and budgets for its South Dakota EEP triennial plan. For the 2017, 2018 and 2019 EEP planning years, OTP has proposed energy savings goals and budgets of 3,804,094 kwh and $449,000 in 2017, 3,805,177 kwh and $449,000 in 2018 and 3,806,262 kwh and $449,000 in 2019. On November 22, 2016 the SDPUC approved OTP’s 2017-2019 EEP triennial plan with certain conditions.

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

On November 12, 2013 a group of industrial customers and other stakeholders filed a complaint with the FERC seeking to reduce the ROE component of the transmission rates that MISO transmission owners, including OTP, may collect under the MISO Tariff. The complainants sought to reduce the 12.38% ROE used in MISO’s transmission rates to a proposed 9.15%. The complaint established a 15-month refund period from November 12, 2013 to February 11, 2015. On October 16, 2014 the FERC issued an order finding that the current MISO ROE may be unjust and unreasonable and setting the issue for hearing. Parties, including OTP, sought rehearing of the FERC’s decision to set the November 12, 2013 complaint for hearing. This rehearing was denied on July 21, 2016. On September 19, 2016 the MISO transmission owners sought appeal to the United States Court of Appeals for the District of Columbia (D.C. Circuit). A non-binding decision by the presiding ALJ was issued on December 22, 2015 finding that the MISO transmission owners’ ROE should be 10.32%, and the FERC issued an order on September 28, 2016 setting the base ROE at 10.32%.

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

On February 12, 2015 another group of stakeholders filed a complaint with the FERC seeking to reduce the ROE component of the transmission rates that MISO transmission owners, including OTP, may collect under the MISO Tariff from 12.38% to a proposed 8.67%. This second complaint established a second 15-month refund period from February 12, 2015 to May 11, 2016. The FERC issued an order on June 18, 2015 setting the complaint for hearings before an ALJ, which were held the week of February 16, 2016. Parties, including OTP, sought rehearing of the FERC’s decision to set the November 12, 2013 complaint for hearing. This rehearing was denied on July 21, 2016. On September 19, 2016 the MISO transmission owners sought appeal to the D.C. Circuit. A non-binding decision by the presiding ALJ was issued on June 30, 2016 finding that the MISO transmission owners’ ROE should be 9.7%. The FERC is expected to issue its order not earlier than spring 2017.

Based on a potential reduction by the FERC in the ROE component of the MISO Tariff, OTP recorded reductions in revenue of $1.6 million in 2016 and $1.1 million in 2015 and has a $2.7 million liability on its balance sheet as of December 31, 2016, representing OTP’s best estimate of the refund obligations that would arise, net of amounts that would be subject to recovery under state jurisdictional TCR riders, based on a reduced ROE.

Together with as many as 200 utilities, generators and power marketers, OTP participated in proceedings before the FERC regarding the calculation, assessment and implementation of MISO Revenue Sufficiency Guarantee (RSG) charges for entities participating in the MISO wholesale energy market since that market’s start on April 1, 2005 until the conclusion of the proceedings on May 2, 2015. The proceedings fundamentally concerned MISO’s application of its MISO RSG rate on file with FERC to market participants, revisions to the RSG rate based on several FERC orders and FERC’s decision to resettle the markets based on MISO application of the RSG rate to market participants. Several of the FERC’s orders are on review in a set of consolidated cases before the D.C. Circuit. The consolidated petitions at the D.C. Circuit involve multiple petitioners and intervenors. These consolidated cases are currently held in abeyance while the parties engage in mediation before the D.C. Circuit. OTP is an intervenor in these cases and a participant in mediation. The scope of the issues that will be subject to appeal at the D.C. Circuit have not yet been finalized. In addition, MISO has not made available past billing or resettlement data necessary for determining amounts that might be payable if the FERC’s decisions are reversed. Therefore, the Company cannot estimate OTP’s exposure at this time from a final order reversing the relevant FERC orders. Although the Company cannot estimate OTP’s exposure at this time, a final order reversing the relevant FERC orders could have a material adverse effect on the Company’s results of operations.

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

North American Electric Reliability Corporation (NERC)

NERC is an international regulatory authority, subject to oversight by the FERC and governmental authorities in Canada, whose mission is to assure the reliability of the bulk power system in North America. As an owner and operator within the bulk power system, OTP is required to comply with NERC reliability standards, including standards on cybersecurity and protection of critical infrastructure. The FERC approved NERC’s critical infrastructure and protection standards in November 2014.

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

To ensure our compliance with NERC standards, the MRO periodically audits OTP. OTP’s most recent audit began with a notification in October 2015 and MRO audit staff conducted fieldwork in January 2016. On January 23, 2017 OTP received its draft audit report from the MRO audit team. Based on the results of their fieldwork and subsequent discussions with OTP, the MRO found no potential violations at OTP.

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

Environmental Regulation

Impact of Environmental Laws—OTP’s existing generating plants are subject to stringent federal and state standards and regulations regarding, among other things, air, water and solid waste pollution. In the five years ended December 31, 2016 OTP invested approximately $210 million in environmental control facilities. The 2017 and 2018 construction budgets include approximately $6 million and $5 million, respectively, for environmental equipment for existing facilities.

Air Quality - Criteria Pollutants—Pursuant to the Clean Air Act (CAA), the EPA has promulgated national primary and secondary standards for certain air pollutants.

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

The national Acid Rain Program NOx emission reduction goals are achieved by imposing mandatory emissions standards on individual sources. All of OTP’s generating facilities met the NOx standards during 2016.

The Cross-State Air Pollution Rule (CSAPR) requires SO2 and NOx emission reductions in primarily eastern states in order to allow downwind states to achieve national ambient air quality standards (NAAQS). CSAPR's Phase 1 emission budgets began on January 1, 2015 for the annual SO2 and NOx programs, with stricter Phase 2 budgets beginning in 2017.

The CSAPR rule applies to OTP’s Solway gas peaking plant and the Hoot Lake coal-fired plant in Minnesota. Hoot Lake Plant may be required to purchase SO2 allowances to continue operating at historical levels. Minnesota is considered a Group 2 state for SO2 compliance. Any SO2 allowances that need to be obtained for Hoot Lake Plant will need to be from an entity in a Group 2 state. However, due to reduced dispatch of Hoot Lake Plant in 2016 and early 2017 due to power market conditions, and a decline in Group 2 SO2 allowance prices throughout 2016, the impact of the CSAPR rule is anticipated to be minimal.

On September 7, 2016 the EPA finalized an update to the CSAPR to address interstate emission transport with respect to the more recent 2008 ozone NAAQS. The updated CSAPR does not apply to Minnesota, North Dakota and South Dakota.

On October 1, 2015 the EPA announced that it tightened the primary and secondary NAAQS for ozone from 75 parts per billion (ppb) to 70 ppb. This was at the upper end of the range of which the EPA had proposed, which was 65 to 70 ppb. As set forth in the rule, EPA requested that states submit their initial ozone designation recommendations no later than October 1, 2016. All of the states in which OTP operates recommended that they be designated as attainment. EPA will review these recommendations, along with 2014-2016 air quality data, to make final determinations of whether areas are in attainment with the new standard by October 1, 2017. Nonattainment areas are required to meet the standard in the 2020 to 2037 timeframe, with deadlines depending on the severity of an area's ozone problem. Several parties filed petitions for review in the D.C. Circuit challenging the rule and litigation is now pending.

In June 2010, the EPA established a new primary NAAQS for SO2 at a level of 75 ppb on a 1-hour average. Designations for this standard are proceeding under several different pathways. For certain large sources as defined by 2012 emissions, including Big Stone Plant and Coyote Station, the EPA entered into a consent decree with the Sierra Club/Natural Resources Defense Council that required the EPA to promulgate final designations near those sources by July 2, 2016. On June 30, 2016, the EPA signed a final rule that designated the areas around Big Stone Plant and Coyote Station as being in attainment/unclassifiable with the 1-hour SO2 NAAQS. Numerous other sources, including Hoot Lake Plant, are covered by the EPA's final Data Requirements Rule (DRR) that was finalized in August 2015. The DRR requires states to provide either modeling or monitoring data to adequately characterize SO2 emissions surrounding those sources. Based on modeling, in January 2017, the state of Minnesota recommended to the EPA that the area surrounding Hoot Lake Plant be designated as attainment. The EPA will evaluate the state submittals, and it is anticipated that the EPA will issue final designations for the DRR by the end of 2017.

Air Quality – Hazardous Air Pollutants—On December 16, 2011 the EPA signed a final rule to reduce mercury and other air toxics emissions from power plants known as the MATS rule. The final rule became effective on April 16, 2012, and plants had until April 16, 2015 to comply. However, the EPA encouraged state permitting authorities to broadly grant a one-year compliance extension to plants that need additional time to install controls. With the installation of new pollution control equipment in 2015, OTP's affected units are meeting current requirements. Emissions monitoring equipment and/or stack testing is being used to verify compliance with the standards. Litigation surrounding the MATS rule is ongoing despite the expiration of the compliance deadlines, and the rule remains in effect while the litigation continues. On April 15, 2016 the EPA issued a supplemental finding that the MATS rule continues to be “appropriate and necessary” when considering the costs of compliance. This finding is being challenged by several parties.

Air Quality – EPA New Source Review Enforcement Initiative—In 1998 the EPA announced its New Source Review Enforcement Initiative targeting coal-fired power plants, petroleum refineries, pulp and paper mills and other industries for alleged violations of the EPA’s New Source Review rules. These rules require owners or operators that construct new major sources or make major modifications to existing sources to obtain permits and install air pollution control equipment at affected facilities. Pursuant to the Initiative, the EPA has attempted to determine if emission sources violated certain provisions of the CAA by making major modifications to their facilities without installing state-of-the-art pollution controls. OTP has not received any recent requests from the EPA, pursuant to Section 114(a) of the CAA, to provide information relative to past operation and capital construction projects at its coal-fired plants.

Air Quality – Regional Haze Program—The EPA promulgated the Regional Haze Rule in 1999, and on June 15, 2005 the EPA provided final guidelines for conducting Best-Available Retrofit Technology (BART) determinations under the rule. The Regional Haze Rule requires emissions reductions from BART-eligible sources that are deemed to contribute to visibility impairment in Class I air quality areas. Big Stone Plant is BART eligible, and the South Dakota DENR determined that the plant is subject to emission reduction requirements based on the modeled contribution of the plant emissions to visibility impairment in downwind Class I air quality areas. Based on the South Dakota DENR's BART determination and the final South Dakota Regional Haze State Implementation Plan (SIP) approved by the EPA on March 29, 2012, Big Stone Plant was required to install Selective Catalytic Reduction and separated over-fire air to reduce NOx emissions, dry flue gas desulfurization to reduce SO2 emissions, and a new baghouse for particulate matter control. The Big Stone Plant BART compliant AQCS equipment was placed into commercial operation on December 29, 2015.

The North Dakota Regional Haze SIP requires that Coyote Station reduce its NOx emissions to 0.5 pounds per million Btu as calculated on a 30-day rolling average basis beginning on July 1, 2018. The control equipment was installed during a spring 2016 outage, and tuning of the equipment is ongoing.

Air Quality – Greenhouse Gas (GHG) Regulation—Combustion of fossil fuels for the generation of electricity is a considerable stationary source of CO2 emissions in the United States and globally. OTP is an owner or part-owner of three baseload, coal-fired electricity generating plants and three fuel-oil or natural gas-fired combustion turbine peaking plants with a combined net dependable capacity of 650 MW. In 2016 these plants emitted approximately 2.7 million tons of CO2.

In April 2007, the U.S. Supreme Court issued a decision that determined that the EPA has authority to regulate CO2 and other GHGs from automobiles as “air pollutants” under the CAA. The EPA thereafter conducted a rulemaking to determine whether GHG emissions contribute to climate change “which may reasonably be anticipated to endanger public health or welfare.” While this case addressed a provision of the CAA related to emissions from motor vehicles, a parallel provision of the CAA applies to stationary sources such as electric generators. The EPA determined that parallel provision would be automatically triggered once the EPA began regulating motor vehicle GHG emissions. The first step in the EPA rulemaking process was the publication of an endangerment finding in the December 15, 2009 Federal Register where the EPA found that CO2 and five other GHGs – methane, nitrous oxide, hydrofluorocarbons, perfluorocarbons and sulfur hexafluoride – threaten public health and the environment.

The EPA’s endangerment finding for GHGs did not in and of itself impose any emission reduction requirements but rather authorized the EPA to finalize the GHG standards for new light-duty vehicles as part of the joint rulemaking with the Department of Transportation. These standards applied to motor vehicles as of January 2011, which the EPA determined made GHGs “subject to regulation” under the CAA. According to the EPA, this triggered the Prevention of Significant Deterioration (PSD) and Title V operating permits programs for stationary sources of GHGs.

On June 6, 2010 the EPA published a final “tailoring rule” that phased in application of its PSD and Title V programs to GHG emission sources, including power plants. The PSD program applies to existing sources if there is a physical change or change in the method of operation of the facility that results in a significant net emissions increase of any pollutant. As a result, PSD does not apply on a set timeline as is the case with other regulatory programs, but is triggered when certain activities take place at a major source. If triggered, the owner or operator of an affected facility must undergo a review which requires, among other things, the identification and implementation of best-available control technology (BACT) for the regulated air pollutants for which there is a significant net emissions increase, and an analysis of the ambient air quality impacts of the facility.

In June 2012 the United States Court of Appeals for the D.C. Circuit upheld most of the EPA’s rules regarding the regulation of GHGs under the CAA, including the tailoring rule. However, in October 2013 the U.S. Supreme Court granted a petition for a writ of certiorari to review the question of whether the regulation of new motor vehicle GHG emissions does in fact automatically trigger PSD and Title V regulation of GHGs for stationary sources. On June 23, 2014 the U.S. Supreme Court issued its decision that, in summary, held the EPA exceeded its statutory authority and may not require a PSD or Title V permit based solely on GHG emissions. However, the U.S. Supreme Court also said the EPA could continue to require that PSD permits for sources otherwise subject to PSD based on emissions of conventional pollutants contain limitations on GHG emissions based on the application of BACT. The EPA revised its regulations to implement this ruling and in 2016 proposed a de minimis level of GHG emissions below which PSD would not apply. OTP does not anticipate making modifications that would trigger PSD requirements at any of its facilities or undertaking construction of a new unit that might trigger PSD.

The EPA has developed New Source Performance Standards (NSPS) for GHGs from new and existing fossil fuel-fired electric generating units. On October 23, 2015 the EPA published the final NSPS under section 111(b) of the CAA that requires certain new units (as well as modified and reconstructed units) to meet CO2 emission standards. New natural gas combustion turbines are required to meet a standard of 1,000 lbs. of CO2 per gross megawatt hour averaged over a 12-month period if they meet the definition of a baseload unit. New natural gas combined cycle units are anticipated to fit into this category. Simple cycle combustion turbines are regulated in a non-baseload category that is required to meet a heat input based standard that can be met by burning clean fuels such as natural gas. This rule was challenged by a number of parties and litigation is pending.

The EPA also published GHG performance standards for existing sources under CAA Section 111(d) (111(d) Standard). A 111(d) Standard, unlike those set under CAA Section 111(b), applies to existing sources of a pollutant. Under Section 111(d), the EPA promulgates emission guidelines and the states are then given a period of time to develop plans to implement the standard. The EPA reviews each state-developed standard and then approves it if the state’s plan comports with the federal emission guidelines. If the state does not submit a plan or the EPA finds that the plan is inadequate, the EPA will prescribe a plan for that state.

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

On October 23, 2015 the EPA published the final CPP. The final rule delayed the start of the interim goal period to 2022 and used a different formula to calculate state goals that resulted in a narrower range of state-specific targets. The EPA formula relied on only three building blocks in the final rule: (1) a heat rate improvement at each coal plant, (2) increased reliance on natural gas combined cycle units, and (3) increased deployment of renewable energy. These building blocks were applied to each grid interconnection that resulted in final national uniform emission rate standards of 1,305 pounds of CO2 per net megawatt hour for coal plants and 771 pounds of CO2 per net megawatt hour for natural gas combined cycle plants. These uniform rates were applied on a weighted average basis to the affected units of each state, resulting in a much narrower range of goals in the final rule as compared to the proposed rule. The EPA then translated the rate goals into mass-based goals that can be applied to existing sources or, if a state chooses, a mass-based goal that applies to both existing sources and new sources.

A number of states, utilities, and trade groups filed petitions for review with the D.C. Circuit seeking to overturn the rule, and also moved to stay the rule. On January 14, 2016 the D.C. Circuit denied the stay motions. Numerous petitioners then sought an emergency stay in the U.S. Supreme Court. On February 9, 2016 the U.S. Supreme Court granted a stay of the rule pending disposition of petitions for review in the D.C. Circuit and, if a petition for a writ of certiorari seeking review by the U.S. Supreme Court were granted, any final Supreme Court determination. The D.C. Circuit heard oral argument on challenges to the CO2 emission guidelines on September 27, 2016 before the full court, and a decision is likely to be rendered in the first half of 2017. In addition, members of Congress and the new administration have been very critical of the CPP and may take actions that could impact the rule or the litigation. Therefore, while the CPP remains stayed, there is uncertainty regarding the future of the rule.

Also on October 23, 2015 the EPA proposed model trading rules along with the proposed federal plan for states that do not have a fully approved state plan. The EPA proposed both a rate-based trading plan and a mass-based trading plan for the federal plan. On December 19, 2016 the EPA withdrew the model trading rules and federal plan from the interagency review process and instead released the model trading rules as a working draft. The draft does not reflect final agency action or official statement of policy, and does not create any legal obligations. The docket for these items will remain open so that the EPA can potentially finalize the work in the future should the CPP, or a similar rule, be implemented.

Several states and regional organizations have or will develop state-specific or regional legislative initiatives to reduce GHG emissions through mandatory programs. In 2007 the state of Minnesota passed legislation regarding renewable energy portfolio standards that requires retail electricity providers to obtain 25% of the electric energy sold to Minnesota customers from renewable sources by the year 2025. Additionally, in 2013 the state of Minnesota passed a provision that requires public utilities to generate or procure sufficient electricity generated by solar energy to serve its retail electricity customers in Minnesota so that by the end of 2020, at least 1.5% of the utility's total retail electric sales to retail customers in Minnesota is generated by solar energy. The Minnesota legislature set a January 1, 2008 deadline for the MPUC to establish an estimate of the likely range of costs of future CO2 regulation on electricity generation. The legislation also set state targets for reducing fossil fuel use, included goals for reducing the state's output of GHGs, and restricted importing electricity that would contribute to statewide power sector CO2 emission. The MPUC, in its order dated December 21, 2007, established an estimate of future CO2 regulation costs at between $4/ton and $30/ton emitted in 2012 and after. Annual updates of the range are required. For 2016 the range is $9-$34/ton, and the applicable effective date to begin using CO2 costs in resource planning decisions is 2022. Minnesota opened a new docket to investigate the environmental and socioeconomic costs of externalities associated with electricity generation. A final ruling in that case is not expected until the second quarter of 2017.

The states of North Dakota and South Dakota currently have no proposed or pending legislation related to the regulation of GHG emissions, but North Dakota and South Dakota have 10% renewable energy objectives. OTP currently has sufficient renewable generation to meet the renewable energy objectives in both North Dakota and South Dakota.

While the eventual outcome of GHG regulation is unknown, OTP is taking steps to reduce its carbon footprint and mitigate levels of CO2 emitted in the process of generating electricity for its customers through the following initiatives:

•	Supply efficiency and reliability: Since 2005, SO2 and NOx emitted from OTP’s fossil fuel-fired plants have decreased 50% and 62%, respectively. OTP’s efforts to increase plant efficiency and add renewable energy to its resource mix have reduced its CO2 intensity. Between 2005 and 2015 OTP decreased its overall system average CO2 emissions intensity by approximately 30%. With recent installations of pollution control equipment, OTP expects to achieve reductions of mercury emissions of more than 70% between 2005 and 2016. Further reductions are expected with the anticipated replacement of Hoot Lake Plant generation with natural gas-fired generation in the 2021 timeframe.

•	Conservation: Since 1992 OTP has helped its customers conserve more than 3.1 million cumulative megawatt-hours of electricity, which is roughly equivalent to the amount of electricity that 258,000 average homes would use in a year and represents approximately 250% of the annual energy sales of OTP’s entire residential customer base. Additionally, OTP’s conservation programs contribute 71 MW of load reduction to its system.

•	Renewable energy: Since 2002, OTP’s customers have been able to purchase 100% of their electricity from wind generation through OTP’s Tail Winds program. OTP has access to 102.9 MW of wind powered generation under power purchase agreements and owns 138 MW of wind powered generation. OTP is exploring options for meeting a Minnesota legislative mandate requiring Minnesota’s investor-owned utilities to serve 1.5% of their Minnesota retail electric sales with solar power by 2020.

•	Other: OTP is a participating member of the EPA’s sulfur hexafluoride (SF6) Emission Reduction Partnership for Electric Power Systems program, which proactively is targeting a reduction in emissions of SF6, a potent GHG. SF6 has a global-warming potential 23,900 times that of CO2. OTP participates in carbon sequestration research through the Plains CO2 Reduction (PCOR) Partnership through the University of North Dakota’s Energy and Environmental Research Center. The PCOR Partnership is a collaborative effort of approximately 100 public and private sector stakeholders working toward a better understanding of the technical and economic feasibility of capturing and storing anthropogenic CO2 emissions from stationary sources in central North America.

While the future financial impact of any proposed or pending litigation or regulation of GHG emissions is unknown at this time, any capital and operating costs incurred for additional pollution control equipment or CO2 emission reduction measures, such as the cost of sequestration or purchasing allowances, or offset credits, or the imposition of a carbon tax or cap and trade program at the state or federal level could materially adversely affect the Company’s future results of operations, cash flows, and possibly financial condition, unless such costs could be recovered through regulated rates and/or future market prices for energy.

Water Quality—The Federal Water Pollution Control Act Amendments of 1972 and amendments thereto, provide for, among other things, the imposition of effluent limitations to regulate discharges of pollutants, including thermal discharges, into the waters of the United States, and the EPA has established effluent guidelines for the steam electric power generating industry. Discharges must also comply with state water quality standards.

Effluent limits specific to Hoot Lake Plant and Coyote Station are incorporated into their National Pollutant Discharge Elimination System (NPDES) permits. Big Stone Plant is a zero discharge facility and therefore does not have a NPDES permit. On November 3, 2015 the EPA published the final rule that sets technology-based effluent limitations on certain types of discharges. Generally, the final rule establishes new requirements for wastewater streams from wet flue gas desulfurization, fly ash transport, and bottom ash transport. This includes zero discharge requirements for fly ash and bottom ash transport water. OTP’s facilities either utilize dry ash handling or use transport water in a closed loop manner. Therefore, OTP anticipates minimal impact from the rule.

On May 9, 2014 the EPA Administrator signed a final rule implementing Section 316(b) of the Clean Water Act establishing standards for cooling water intake structures for certain existing facilities. The final rule includes seven compliance options, plus a potential "de minimis" option that is not well defined. Although the impact of the Hoot Lake Plant intake structure has been extensively evaluated in two separate studies both of which showed minimal impact, OTP will need to have state agency discussions during the renewal of the Hoot Lake Plant NPDES permit to determine the appropriate path forward. Coyote Station will also need to provide various studies with their next NPDES permit renewal application, but minimal impact is anticipated since Coyote Station already uses closed-cycle cooling. Litigation over the final rule remains pending.

OTP has all federal and state water permits presently necessary for the operation of the Coyote Station, the Big Stone Plant and the Hoot Lake Plant.

OTP owns five small dams on the Otter Tail River, which are subject to FERC licensing requirements. A license for all five dams was issued on December 5, 1991. In June 2015 OTP notified the FERC of its intent to relicense these dams. The current FERC license expires in 2021 and the licensing process takes approximately 5 years. The FERC completed the scoping meeting in the fall of 2016. OTP is currently in the process of finalizing the study plan. The studies will be completed in 2017 and 2018. These studies will be followed by the filing of the license application in 2019. OTP expects FERC to issue an order on the license application in 2021. Total nameplate rating (manufacturer’s expected output) of the five dams is 3,450 kW.

Solid Waste—Permits for disposal of ash and other solid wastes have been issued for the Coyote Station, the Big Stone Plant and the Hoot Lake Plant.

On December 19, 2014 the EPA announced a final rule regulating coal combustion residuals (CCR) under the Resource Conservation and Recovery Act (RCRA) regulating the disposal of coal ash generated from the combustion of coal by electric utilities under Subtitle D’s nonhazardous provisions. The final rule was published on April 17, 2015. The rule requires OTP to complete certain actions, such as installing additional groundwater monitoring wells and investigating whether existing surface impoundments meet defined location restrictions, in order to determine whether existing surface impoundments should be retired or retrofitted with liners. OTP is still in the process of completing its actions. Therefore, the cost impact of this rule will not be known until those actions are completed. Existing landfill cells can continue to operate as designed, but future expansions will require composite liner and leachate collection systems. On December 20, 2016 the Water Infrastructure Improvements for the Nation (WIIN) Act was signed into law. The WIIN Act allows states to regulate CCR if the state standards are at least as protective as the EPA CCR Rule.

At the request of the Minnesota Pollution Control Agency (MPCA), OTP has an ongoing investigation at its former, closed Hoot Lake Plant ash disposal sites. The MPCA continues to monitor site activities under its Voluntary Investigation and Cleanup (VIC) Program. OTP completed projects in 2014 and 2015 that removed the ash from two entire VIC areas and placed it in OTP’s permitted disposal area. Efforts to remove ash from the remaining two VIC areas began in 2016 and will continue through 2017.

In 1980 the United States enacted the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as CERCLA or the Federal Superfund law, which was reauthorized and amended in 1986. In 1983 Minnesota adopted the Minnesota Environmental Response and Liability Act, commonly known as the Minnesota Superfund law. In 1988 South Dakota enacted the Regulated Substance Discharges Act, commonly known as the South Dakota Superfund law. In 1989, North Dakota enacted the Environmental Emergency Cost Recovery Act. Among other requirements, the federal and state acts establish environmental response funds to pay for remedial actions associated with the release or threatened release of certain regulated substances into the environment. These federal and state Superfund laws also establish liability for cleanup costs and damage to the environment resulting from such release or threatened release of regulated substances. The Minnesota Superfund law also creates liability for personal injury and economic loss under certain circumstances. OTP has not incurred any significant costs to date related to these laws. OTP is not presently named as a potentially responsible party under the federal or state Superfund laws.

Capital Expenditures

OTP is continually expanding, replacing and improving its electric facilities. During 2016 approximately $150 million in cash was invested for additions and replacements to its electric utility properties. During the five years ended December 31, 2016 gross electric property additions, including construction work in progress, were approximately $677 million and gross retirements were approximately $89 million. OTP estimates that during the five-year period 2017-2021 it will invest approximately $862 million for electric construction, which includes $315 million for renewable wind and solar energy generation projects, $147 million for natural gas-fired generation to replace Hoot Lake Plant capacity and $116 million for MVP transmission projects. The remainder of the 2017-2021 anticipated capital expenditures is for asset replacements, additions and improvements across OTP’s generation, transmission, distribution and general plant. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Capital Requirements” section for further discussion.

The $315 million planned investment for renewable wind and solar energy generation projects includes the Merricourt Wind Project. In November 2016 OTP signed agreements to purchase this 150-MW wind farm in southeastern North Dakota that EDF Renewable Energy will design and build in 2019.

Franchises

At December 31, 2016 OTP had franchises to operate as an electric utility in substantially all of the incorporated municipalities it serves. All franchises are nonexclusive and generally were obtained for 20-year terms, with varying expiration dates. No franchises are required to serve unincorporated communities in any of the three states that OTP serves. OTP believes that its franchises will be renewed prior to expiration.

Employees

At December 31, 2016 OTP had 682 equivalent full-time employees. A total of 397 OTP employees are represented by local unions of the International Brotherhood of Electrical Workers under two separate contracts expiring on August 21, 2017 and October 31, 2017. OTP has not experienced any strike, work stoppage or strike vote, and considers its present relations with employees to be good.

MANUFACTURING

General

Manufacturing consists of businesses engaged in the following activities: contract machining, metal parts stamping, fabrication and painting, and production of material handling trays and horticultural containers.

The Company derived 28%, 28% and 27% of its consolidated operating revenues and 11%, 9% and 17% of its consolidated operating income from the Manufacturing segment for the years ended December 31, 2016, 2015 and 2014, respectively. Following is a brief description of each of these businesses:

BTD Manufacturing, Inc. (BTD), with headquarters located in Detroit Lakes, Minnesota, is a metal stamping and tool and die manufacturer that provides its services mainly to customers in the Midwest. BTD stamps, fabricates, welds, paints and laser cuts metal components according to manufacturers’ specifications primarily for the recreational vehicle, agricultural, oil and gas, lawn and garden, industrial equipment, health and fitness and enclosure industries in its facilities in Detroit Lakes and Lakeville, Minnesota, Washington, Illinois and Dawsonville, Georgia. BTD’s Illinois facility also manufactures and fabricates parts for off-road equipment, mining machinery, oil fields and offshore oil rigs, wind industry components, broadcast antennae and farm equipment.

On September 1, 2015 Miller Welding and Iron Works, Inc., a wholly owned subsidiary of BTD, acquired the assets of Impulse for $30.8 million in cash. A post-closing reduction in the purchase price of $1.5 million was agreed to in June 2016 resulting in an adjusted purchase price of $29.3 million. Impulse now operates under the name BTD-Georgia. BTD-Georgia offers a wide range of metal fabrication services ranging from simple laser cutting services and high volume stamping to complex weldments and assemblies for metal fabrication buyers and original equipment manufacturers.

T.O. Plastics, Inc. (T.O. Plastics), located in Otsego and Clearwater, Minnesota, manufactures and sells thermoformed products for the horticulture industry throughout the United States. T.O. Plastics also designs and manufactures quality thermoformed products and packaging solutions for the medical and life sciences, industrial, recreation and electronics industries. Examples of products produced for these industries are clamshell packing, blister packs, returnable pallets and handling trays for shipping and storing odd-shaped or difficult-to-handle parts. T.O. Plastics’ Otsego thermoforming facility has an AIB International compliance rating for producing food-contact packaging materials in its operations.

Product Distribution

The principal method for distribution of the manufacturing companies’ products is by direct shipment to the customer by common carrier ground transportation. No single customer or product of the Company’s manufacturing companies account for over 10% of the Company’s consolidated revenue.

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

Raw Materials Supply

The companies in the Manufacturing segment use raw materials in the products they manufacture, including steel, aluminum and polystyrene and other plastics resins. Both pricing increases and availability of these raw materials are concerns of companies in the Manufacturing segment. The companies in the Manufacturing segment attempt to pass increases in the costs of these raw materials on to their customers. Increases in the costs of raw materials that cannot be passed on to customers could have a negative effect on profit margins in the Manufacturing segment. Additionally, a certain amount of residual material (scrap) is a by-product of many of the manufacturing and production processes used by the Company’s manufacturing companies. Declines in commodity prices for these scrap materials due to weakened demand or excess supply can negatively impact the profitability of the Company’s manufacturing companies as it reduces their ability to mitigate the cost associated with excess material.

Backlog

The Manufacturing segment has backlog in place to support 2017 revenues of approximately $118 million compared with $134 million one year ago.

Capital Expenditures

Capital expenditures in the Manufacturing segment typically include additional investments in new manufacturing equipment or expenditures to replace worn-out manufacturing equipment. Capital expenditures may also be made for the purchase of land and buildings for plant expansion and for investments in management information systems. During 2016, cash expenditures for capital additions in the Manufacturing segment were approximately $8 million. Total capital expenditures for the Manufacturing segment during the five-year period 2017-2021 are estimated to be approximately $54 million.

Employees

At December 31, 2016 the Manufacturing segment had 1,175 full-time employees. There were 1,037 full-time employees at BTD and its subsidiaries and 138 full-time employees at T.O. Plastics as of December 31, 2016.

PLASTICS

General

Plastics consists of businesses producing PVC pipe at plants in North Dakota and Arizona. The Company derived 19%, 20% and 22% of its consolidated operating revenues and 16%, 19% and 20% of its consolidated operating income from the Plastics segment for the years ended December 31, 2016, 2015 and 2014, respectively. Following is a brief description of these businesses:

Northern Pipe Products, Inc. (Northern Pipe), located in Fargo, North Dakota, manufactures and sells PVC pipe for municipal water, rural water, wastewater, storm drainage systems and other uses in the northern, midwestern, south-central and western regions of the United States as well as central and western Canada.

Vinyltech Corporation (Vinyltech), located in Phoenix, Arizona, manufactures and sells PVC pipe for municipal water, wastewater, water reclamation systems and other uses in the western, northwestern and south-central regions of the United States.

Together these companies have the current capacity to produce approximately 300 million pounds of PVC pipe annually.

Customers

PVC pipe products are marketed through a combination of independent sales representatives, company salespersons and customer service representatives. Customers for the PVC pipe products consist primarily of wholesalers and distributors throughout the northern, midwestern, south-central, western and northwest United States. The principal method for distribution of the PVC pipe companies’ products is by common carrier ground transportation. No single customer of the PVC pipe companies accounts for over 10% of the Company’s consolidated revenue.

Competition

The plastic pipe industry is fragmented and competitive, due to the number of producers, the small number of raw material suppliers and the fungible nature of the product. Due to shipping costs, competition is usually regional, instead of national, in scope. The principal factors of competition are price, service, warranty, and product performance. Northern Pipe and Vinyltech compete not only against other plastic pipe manufacturers, but also ductile iron, steel and concrete pipe producers. Pricing pressure will continue to affect our Plastics segment operating margins in the future.

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

The PVC resins are acquired in bulk and shipped to point of use by rail car. There are four vendors that Northern Pipe and Vinyltech can source to supply their PVC resin requirements. Two vendors provided 100% and 96% of total resin purchases in 2016 and 2015, respectively. The supply of PVC resin may also be limited primarily due to manufacturing capacity and the limited availability of raw material components. A majority of U.S. resin production plants are located in the Gulf Coast region, which is subject to risk of damage to the plants and potential shutdown of resin production because of exposure to hurricanes that occur in that part of the United States. The loss of a key vendor, or any interruption or delay in the supply of PVC resin, could disrupt the ability of the Plastics segment to manufacture products, cause customers to cancel orders or require incurrence of additional expenses to obtain PVC resin from alternative sources, if such sources were available. Both Northern Pipe and Vinyltech believe they have good relationships with their key raw material vendors.

Due to the commodity nature of PVC resin and PVC pipe and the dynamic supply and demand factors worldwide, historically the markets for both PVC resin and PVC pipe have been very cyclical with significant fluctuations in prices and gross margins.

Capital Expenditures

Capital expenditures in the Plastics segment typically include investments in extrusion machines and support equipment. During 2016, cash expenditures for capital additions in the Plastics segment were approximately $3 million. Total capital expenditures for the five-year period 2017-2021 are estimated to be approximately $20 million to replace existing equipment.

Employees

At December 31, 2016 the Plastics segment had 156 full-time employees. Northern Pipe had 90 full-time employees and Vinyltech had 66 full-time employees as of December 31, 2016.

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

We had approximately $37.6 million of goodwill recorded on our consolidated balance sheet as of December 31, 2016. We have recorded goodwill for businesses in our Manufacturing and Plastics business segments. If we make changes in our business strategy or if market or other conditions adversely affect operations in any of these businesses, we may be forced to record an impairment charge, which would lead to decreased assets and a reduction in net operating performance. Goodwill is tested for impairment annually or whenever events or changes in circumstances indicate impairment may have occurred. If the testing performed indicates that impairment has occurred, we are required to record an impairment charge for the difference between the carrying amount of the goodwill and the implied fair value of the goodwill in the period the determination is made. The testing of goodwill for impairment requires us to make significant estimates about our future performance and cash flows, as well as other assumptions. These estimates can be affected by numerous factors, including changes in economic, industry or market conditions, changes in business operations, future business operating performance, changes in competition or changes in technologies. Any changes in key assumptions or actual performance compared with key assumptions about our business and its future prospects or other assumptions could affect the fair value of one or more business segments, which may result in an impairment charge. Declines in projected operating cash flows at BTD or the Plastics segment may result in goodwill impairments that could adversely affect our results of operations and financial position, as well as financing agreement covenants.

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

Under our $130 million revolving credit agreement we may not permit the ratio of our Interest-bearing Debt to Total Capitalization to be greater than 0.60 to 1.00. OTP may not permit the ratio of its Interest-bearing Debt to Total Capitalization to be greater than 0.60 to 1.00 under its $170 million revolving credit agreement. Both credit agreements contain restrictions on the payment of cash dividends on a default or event of default. As of December 31, 2016 we were in compliance with the debt covenants.

Under the Federal Power Act, a public utility may not pay dividends from any funds properly included in a capital account. What constitutes “funds properly included in a capital account” is undefined in the Federal Power Act or the related regulations; however, FERC has consistently interpreted the provision to allow dividends to be paid as long as (1) the source of the dividends is clearly disclosed, (2) the dividend is not excessive and (3) there is no self-dealing on the part of corporate officials. The MPUC indirectly limits the amount of dividends OTP can pay to us by requiring an equity-to-total-capitalization ratio between 47.5% and 58.1% based on OTP’s 2016 capital structure petition. OTP’s equity-to-total-capitalization ratio, including short-term debt, was 52.9% as of December 31, 2016.

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

The breach of certain business systems could affect our ability to correctly record, process and report financial information and transactions. A major cyber incident could result in significant expenses to investigate and repair security breaches or system damage and could lead to litigation, fines, other remedial action, heightened regulatory scrutiny and damage to our reputation. In addition, the misappropriation, corruption or loss of personally identifiable information and other confidential data could lead to significant breach notification expenses and mitigation expenses such as credit monitoring. We have cybersecurity insurance related to a breach event covering expenses for notification, credit monitoring, investigation, crisis management, public relations and legal advice. The policy also provides coverage for regulatory action defense including fines and penalties, potential payment card industry fines and penalties and costs related to cyber extortion. We also maintain property and casualty insurance that may cover restoration of data, certain physical damage or third party injuries caused by potential cybersecurity incidents. However, damage and claims arising from such incidents may not be covered or may exceed the amount of any insurance available.

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

We expect much of our growth in the next few years will come from major capital investment at existing companies. To achieve the organic growth we expect, we must have access to the capital markets, be successful with capital expansion programs related to organic growth, develop new products and services, expand our markets and increase efficiencies in our businesses. Competitive and economic factors could adversely affect our ability to do this. If we are unable to achieve and sustain consistent organic growth, we will be less likely to meet our revenue growth targets, which, together with any resulting impact on our net income growth, may adversely affect the market price of our common shares.

Our plans to grow and realign our business mix through capital projects, acquisitions and dispositions may not be successful, which could result in poor financial performance.

As part of our business strategy, we intend to increase capital expenditures in our existing businesses and to continually assess our mix of businesses and potential strategic acquisitions or dispositions. There are risks associated with capital expenditures including not being granted timely or full recovery of rate base additions in our regulated utility business and the inability to recover the cost of capital additions due to an economic downturn, lack of markets for new products, competition from producers of lower cost or alternative products, product defects, loss of customers or other factors. We may not be able to identify appropriate acquisition candidates or successfully negotiate, finance or integrate acquisitions. Future acquisitions could involve numerous risks including: difficulties in integrating the operations, services, products and personnel of the acquired business; and the potential loss of key employees, customers and suppliers of the acquired business. If we are unable to successfully manage these risks, we could face reductions in net income in future periods.

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

Expenses associated with the remediation of warranty claims for our manufacturing businesses, including our former wind tower manufacturer, could be substantial. The potential exists for multiple claims based on one defect repeated throughout the production process or for claims where the cost to repair or replace the defective part is highly disproportionate to the original cost of the part. If we are required to cover remediation expenses in addition to our regular warranty coverage, we could be required to accrue additional expenses and experience additional unplanned cash expenditures which could adversely affect our consolidated net income and financial condition.

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

Changes in tax laws, as well as judgments and estimates used in the determination of tax-related asset and liability amounts, could materially adversely affect our business, financial condition, results of operations and prospects.

Our provision for income taxes and reporting of tax-related assets and liabilities require significant judgments and the use of estimates. Amounts of tax-related assets and liabilities involve judgments and estimates of the timing and probability of recognition of income, deductions and tax credits, including, but not limited to, estimates for potential adverse outcomes regarding tax positions that have been taken and the ability to utilize tax benefit carryforwards, such as net operating loss and tax credit carryforwards. Actual income taxes could vary significantly from estimated amounts due to the future impacts of, among other things, changes in tax laws, regulations and interpretations, the financial condition and results of operations of Otter Tail Corporation, and the resolution of audit issues raised by taxing authorities. Ultimate resolution of income tax matters may result in material adjustments to tax-related assets and liabilities, which could materially adversely affect our business, financial condition, results of operations and prospects.

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

We are subject to an extensive legal and regulatory framework imposed under federal and state law and regulatory agencies, including FERC and NERC. We could be subject to potential financial penalties for compliance violations. In addition, energy policy initiatives at the state or federal level could increase incentives for distributed generation or municipal utility ownership, or local initiatives could introduce generation or distribution requirements, that could change the current integrated utility model. Our transmission systems and electric generation facilities are subject to the NERC mandatory reliability standards, including cybersecurity standards. If a serious reliability incident did occur, it could have a material effect on our operations or financial results. Some states have the authority to impose substantial penalties in the event of non-compliance. We attempt to mitigate the risk of regulatory penalties through formal training. However, there is no guarantee our compliance program will be sufficient to ensure against violations.

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

OTP’s electric transmission and generation facilities could be vulnerable to cyber and physical attack that could impair our ability to provide electrical service to our customers or disrupt the U.S. bulk power system.

OTP owns electric transmission and generation facilities subject to mandatory and enforceable standards advanced by the NERC. These bulk electric system facilities provide the framework for the electrical infrastructure of OTP’s service territory and interconnected systems, the operation of which is dependent on information technology systems. Further, the information systems that operate OTP’s electric system are interconnected to external networks. Parties that wish to disrupt the U.S. bulk power system or OTP’s operations could view OTP’s computer systems, software or networks as attractive targets for cyber-attack.

In addition, OTP’s generation and transmission facilities are spread throughout a large service territory. These facilities could be subject to physical attack or vandalism that could disrupt OTP’s operations or conceivably the regional or U.S. bulk power system.

OTP is subject to mandatory cybersecurity and physical security regulatory requirements. OTP implements the NERC standards for operating its transmission and generation assets and stays abreast of best practices within business and the utility industry to protect its computers and computer controlled systems from outside attack. We rely on industry accepted security measures and technology to securely maintain confidential and proprietary information necessary for the operation of our systems. In an effort to reduce the likelihood and severity of cyber intrusions, we have cybersecurity processes and controls designed to protect and preserve the confidentiality, integrity and availability of data and systems. We also take prudent and reasonable steps to protect the physical security of our generation and transmission facilities. However, all these measures and technology may not adequately prevent security breaches or cyber-attacks. Any significant interruption or failure of our information systems or any significant breach of security due to cyber-attacks, hacking or internal security breaches or physical attack of our generation or transmission facilities could adversely affect our business and results of operations.

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

Existing or new laws or regulations passed or issued by federal or state authorities addressing climate change or reductions of GHG emissions, such as mandated levels of renewable generation, mandatory reductions in CO2 emission levels, taxes on CO2 emissions or cap and trade regimes, could require us to incur significant new costs, which could negatively impact our net income, financial position and operating cash flows if such costs cannot be recovered through rates granted by ratemaking authorities in the states where OTP provides service or through increased market prices for electricity. Debate continues in Congress and in the new administration on the direction and scope of U.S. and international policy on climate change and regulation of GHGs. Congress has considered but has not adopted GHG legislation which would require a reduction in GHG emissions and there is no legislation under active consideration at this time. The likelihood of any federal mandatory CO2 emissions reduction program being adopted by Congress in the near future, and the specific requirements of any such program, are uncertain, as are the future of additional regulatory actions.

In 2014, the EPA published proposed standards of performance for CO2 emissions from new fossil fuel-fired power plants, proposed CO2 emission guidelines for existing fossil fuel-fired power plants and proposed CO2 standards of performance for CO2 emissions from reconstructed and modified fossil fuel-fired power plants, essentially requiring that such plants install updated control technology when constructing, modifying or reconstructing to reduce their emissions. The EPA published final rules for each of these proposals on October 23, 2015. On February 9, 2016 the U.S. Supreme Court granted a stay of the CO2 emission guidelines for existing fossil fuel-fired power plants pending disposition of petitions for review in the D.C. Circuit and, if a petition for a writ of certiorari seeking review by the U.S. Supreme Court were granted, any final Supreme Court determination. The D.C. Circuit heard oral argument on challenges to the CO2 emission guidelines on September 27, 2016 before the full court, and a decision will likely be rendered in early 2017. In addition, members of Congress and the new administration have been very critical of the emissions guidelines and may take actions that could impact the guidelines or related litigation. Consequently, uncertainty regarding the status of the rules may continue for a period of time. OTP is assessing the potential impact of the EPA’s final rules on existing affected sources of CO2 emissions at OTP. The final outcome of this rulemaking process could have a material adverse impact on our business and financial results.

MANUFACTURING

Competition from foreign and domestic manufacturers, the price and availability of raw materials, prices and supply of scrap or recyclable material and general economic conditions could affect the revenues and earnings of our manufacturing businesses.

Our manufacturing businesses are subject to intense risks associated with competition from foreign and domestic manufacturers, many of whom have broader product lines, greater distribution capabilities, greater capital resources, larger marketing, research and development staffs and facilities and other capabilities that may place downward pressure on margins and profitability. The companies in our Manufacturing segment use a variety of raw materials in the products they manufacture, including steel, aluminum and polystyrene and other plastics resins. Costs for these items can fluctuate significantly. If our manufacturing businesses are not able to pass on cost increases to their customers, it could have a negative effect on profit margins in our Manufacturing segment. Additionally, a certain amount of residual material (scrap) is a by-product of many of the manufacturing and production processes used by our manufacturing companies. Declines in commodity prices for these scrap materials due to weakened demand or excess supply, can negatively impact the profitability of our manufacturing companies as it reduces their ability to mitigate the cost associated with excess material. Changes in macroeconomic conditions can negatively impact demand in the end-use markets for products and parts that we manufacture, resulting in reduced sales and profits.

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

We rely on a limited number of vendors to supply the PVC resin used in our plastics business. Two vendors accounted for 100% of our total purchases of PVC resin in 2016 and 96% of our total purchases of PVC resin in 2015. In addition, the supply of PVC resin may be limited primarily due to manufacturing capacity and the limited availability of raw material components. A majority of U.S. resin production plants are located in the Gulf Coast region, which may increase the risk of a shortage of resin in the event of a hurricane or other natural disaster in that region. The loss of a key vendor or any interruption or delay in the availability or supply of PVC resin could disrupt our ability to deliver our plastic products, cause customers to cancel orders or require us to incur additional expenses to obtain PVC resin from alternative sources, if such sources are available.

We compete against a large number of other manufacturers of PVC pipe and manufacturers of alternative products. Customers may not distinguish our products from those of our competitors.

The plastic pipe industry is fragmented and competitive due to the number of producers and the fungible nature of the product. We compete not only against other plastic pipe manufacturers, but also against ductile iron, steel and concrete pipe manufacturers. Due to shipping costs, competition is usually regional instead of national in scope, and the principal areas of competition are a combination of price, service, warranty, and product performance. Our inability to compete effectively in each of these areas and to distinguish our plastic pipe products from competing products may adversely affect the financial performance of our plastics business.

Changes in PVC resin prices can negatively affect our plastics business.

The PVC pipe industry is highly sensitive to commodity raw material pricing volatility. Historically, when resin prices are rising or stable, margins and sales volume have been higher and when resin prices are falling, sales volumes and margins have been lower. Changes in PVC resin prices can negatively affect PVC pipe prices, profit margins on PVC pipe sales and the value of our finished goods inventory.

By the end of 2016, certain PVC resin producers in the United States had completed approximately 900 million pounds of resin production capacity additions to support the global market for PVC resin. Should this capacity not be used to support the resin export market, vendors may take steps to have it absorbed in the U.S. resin market. If this occurs, our Plastics segment financial results could be adversely impacted by PVC resin pricing strategies implemented by U.S. producers to get this capacity absorbed in the U.S. PVC resin market.

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

Located near Fergus Falls, Minnesota, the Hoot Lake Plant is comprised of two separate generating units: a unit built in 1959 (53,500 kW nameplate rating) and a unit added in 1964 (75,000 kW nameplate rating) and modified in 1988 to provide cycling capability, allowing this unit to be more efficiently brought online from a standby mode. These two generating units have a combined nameplate rating of 128,500 kW. Current plans are for both units to be removed from service in 2021.

OTP owns 27 wind turbines at the Langdon, North Dakota Wind Energy Center with a nameplate rating of 40,500 kW, 32 wind turbines at the Ashtabula Wind Energy Center located in Barnes County, North Dakota with a nameplate rating of 48,000 kW and 33 wind turbines at the Luverne Wind Farm located in Steele County, North Dakota with a nameplate rating of 49,500 kW.

As of December 31, 2016 OTP’s transmission facilities, which are interconnected with lines of other public utilities, consisted of 535 miles of 345 kV lines; 479 miles of 230 kV lines; 878 pole miles of 115 kV lines; and 3,973 miles of lower voltage lines, principally 41.6 kV. OTP owns the uprated portion of 48 pole miles of the 345 kV lines, with Minnkota Power Cooperative retaining title to the original 230 kV construction, and OTP owns an undivided interest in the remaining 345 kV line miles. OTP is a joint owner, with other regional utilities, in transmission lines with the following ownership interests: 14.8% in the 70 mile Bemidji-Grand Rapids 230 kV line, approximately 14.2% of 242 pole miles of energized line in the Fargo-Monticello 345 kV project and approximately 4.8% of 255 pole miles of energized line in the Brookings to Southeast Twin Cities 345 kV project.

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

The Company is the subject of various pending or threatened legal actions and proceedings in the ordinary course of its business. Such matters are subject to many uncertainties and to outcomes that are not predictable with assurance. The Company records a liability in its consolidated financial statements for costs related to claims, including future legal costs, settlements and judgments, where the Company has assessed that a loss is probable and an amount can be reasonably estimated. The Company believes the final resolution of currently pending or threatened legal actions and proceedings, either individually or in the aggregate, will not have a material adverse effect on its consolidated financial position, results of operations or cash flows, excluding any liability for RSG charges described in Note 9 to the Company’s consolidated financial statements for which an estimate cannot be made at this time.

Item 3A.	EXECUTIVE OFFICERS OF THE REGISTRANT (AS OF FEBRUARY 22, 2017)

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

NAME AND AGE	DATE ELECTED TO OFFICE	PRESENT POSITION AND BUSINESS EXPERIENCE
Charles S. MacFarlane (52)	4/13/15	Present:	President and Chief Executive Officer
George A. Koeck (64)	4/10/00	Present:	Senior Vice President, General Counsel and Corporate Secretary
Kevin G. Moug (57)	4/9/01	Present:	Chief Financial Officer and Senior Vice President
Timothy J. Rogelstad (50)	4/14/14	Present:	Senior Vice President, Electric Platform
John Abbott (58)	2/11/15	Present:	Senior Vice President, Manufacturing Platform

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

On February 5, 2015 John Abbott was selected to serve as Senior Vice President, Manufacturing Platform, and President of Varistar. Prior to coming to the Company, Mr. Abbott served as an officer and group vice president for eight years at Standex International Corporation (Standex), a group of restaurant equipment companies,. During his last five years at Standex, Mr. Abbott served as Group Vice President, Food Service Equipment Group. In this role, Mr. Abbott was responsible for all strategic and operational aspects of the Food Service Equipment business. Prior to working at Standex, Mr. Abbott was with Pentair for 20 years, rising from product manager to president and global business unit leader of its water filtration division.

George A. Koeck and Kevin G. Moug have each held their present positions with the Company for more than five years.

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

The Company’s common stock is traded on the NASDAQ Global Select Market under the NASDAQ symbol “OTTR”. The information required by this Item can be found on Page 36 of this Annual Report on Form 10-K under the heading “Selected Financial Data,” on Page 95 under the heading “Retained Earnings and Dividend Restriction” and on Page 116 under the heading “Supplementary Financial Information.” The Company does not have a publicly announced stock repurchase program. The Company did not repurchase any equity securities during the three months ended December 31, 2016.

PERFORMANCE GRAPH

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN

This graph compares the cumulative total shareholder return on the Company’s common shares for the last five fiscal years with the cumulative return of The NASDAQ Stock Market Index and the Edison Electric Institute (EEI) Index over the same period (assuming the investment of $100 in each vehicle on December 31, 2011, and reinvestment of all dividends).

	2011	2012	2013	2014	2015	2016
OTC	$100.00	$119.53	$145.91	$160.79	$144.62	$230.05
EEI	$100.00	$102.09	$115.37	$148.72	$142.92	$167.84
NASDAQ	$100.00	$116.43	$155.41	$174.78	$175.62	$198.47

Item 6.	SELECTED FINANCIAL DATA

(thousands, except number of shareholders and per-share data)	2016	2015	2014	2013	2012
Revenues
Electric	$427,383	$407,131	$407,743	$373,540	$350,765
Manufacturing	221,289	215,011	219,583	204,997	208,965
Plastics	154,901	157,758	172,050	164,957	150,517
Intersegment Eliminations	(34)	(96)	(114)	(80)	(82)
Total Operating Revenues	$803,539	$779,804	$799,262	$743,414	$710,165
Net Income from Continuing Operations	$62,037	$58,589	$56,883	$48,595	$46,034
Net Income (Loss) from Discontinued Operations	284	756	840	2,270	(51,307)
Net Income (Loss)	$62,321	$59,345	$57,723	$50,865	$(5,273)
Operating Cash Flow from Continuing Operations	$163,541	$131,540	$125,769	$142,408	$155,026
Operating Cash Flow - Continuing and Discontinued Operations	163,386	117,540	112,474	147,781	233,547
Capital Expenditures - Continuing Operations	161,259	160,084	163,582	159,833	114,186
Total Assets (1)	1,912,385	1,818,683	1,738,116	1,558,190	1,567,523
Long-Term Debt (1)	505,341	443,846	495,906	387,212	417,830
Basic Earnings Per Share - Continuing Operations (2)	1.61	1.56	1.56	1.33	1.25
Basic Earnings (Loss) Per Share - Total (2)	1.62	1.58	1.58	1.39	(0.17)
Diluted Earnings Per Share - Continuing Operations (2)	1.60	1.56	1.55	1.33	1.25
Diluted Earnings (Loss) Per Share - Total (2)	1.61	1.58	1.57	1.39	(0.17)
Return on Average Common Equity (3)	9.8%	10.1%	10.4%	9.5%	(1.1)%
Dividends Declared Per Common Share	1.25	1.23	1.21	1.19	1.19
Dividend Payout Ratio	78%	78%	77%	86%	—
Common Shares Outstanding - Year End	39,348	37,857	37,218	36,272	36,168
Number of Common Shareholders (4)	13,805	14,062	14,134	14,252	14,584
(1)	2012 through 2015 adjusted in 2016 to reflect the netting of unamortized debt expense against related debt on the liability side of the balance sheet.
(2)	Based on average number of shares outstanding.
(3)	Earnings available for common shares divided by the 13-month average of month-end common equity balances.
(4)	Holders of record at year end.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our strategy is to continue to grow our largest business, the regulated electric utility, which will lower our overall risk, create a more predictable earnings stream, improve our credit quality and preserve our ability to fund the dividend. Over time, we expect the electric utility business will provide approximately 75% to 85% of our overall earnings. We expect our manufacturing and plastic pipe businesses will provide 15% to 25% of our earnings, and will continue to be a fundamental part of our strategy. The actual mix of earnings from continuing operations in 2016, 2015 and 2014 was 80%, 83% and 77%, respectively, from our electric utility business and 20%, 17% and 23%, respectively, from our manufacturing and plastic pipe businesses, including unallocated corporate costs.

Reliable utility performance along with rate base investment opportunities over the next five years will provide us with a strong base of revenues, earnings and cash flows. We also look to our manufacturing and plastic pipe companies to provide organic growth as well. Organic, internal growth comes from new products and services, market expansion and increased efficiencies. We expect much of our growth in these businesses in the next few years will come from utilizing expanded plant capacity from capital investments made in previous years. We will also evaluate opportunities to allocate capital to potential acquisitions in our Manufacturing and Plastics segments. We are a committed long-term owner and therefore we do not acquire companies in pursuit of short-term gains. However, we will divest operating companies that no longer fit into our strategy and risk profile over the long term. In the period 2011 through 2015 we sold several businesses in execution of our announced strategy to realign our portfolio of businesses and refocus our capital investment in the electric utility.

On September 1, 2015 Miller Welding & Iron Works, Inc., a wholly owned subsidiary of BTD Manufacturing, Inc. (BTD), acquired the assets of Impulse Manufacturing, Inc. of Dawsonville, Georgia for $30.8 million in cash. A post-closing reduction in the purchase price of $1.5 million was agreed to in June 2016 resulting in an adjusted purchase price of $29.3 million. The acquired business, now operating under the name BTD-Georgia, is a full-service, high-tech metal fabricator located 30 miles north of Atlanta, Georgia. BTD-Georgia offers a wide range of metal fabrication services ranging from simple laser cutting services and high volume stamping to complex weldments and assemblies for metal fabrication buyers and original equipment manufacturers.

Major growth strategies and initiatives in our future include:

•	Planned capital budget expenditures of up to $936 million for the years 2017 through 2021, of which $862 million are for capital projects at Otter Tail Power Company (OTP), including $315 million for renewable wind and solar energy generation projects, $147 million for natural gas-fired generation to replace Hoot Lake Plant capacity and $116 million for transmission projects designated by the Midcontinent Independent System Operator, Inc. (MISO) as Multi-Value Projects (MVPs). The remainder of OTP’s 2017-2021 anticipated capital expenditures is for asset replacements, additions and improvements across OTP’s generation, transmission, distribution and general plant. See “Capital Requirements” section for further discussion.

•	The $315 million planned investment for renewable wind and solar energy generation projects includes the Merricourt Wind Project. In November 2016 OTP signed agreements to purchase this 150-megawatt (MW) wind farm in southeastern North Dakota that EDF Renewable Energy will design and build in 2019.

•	Continued investigation and evaluation of organic growth opportunities and evaluation of opportunities to allocate capital to potential acquisitions in our Manufacturing and Plastics segments.

In 2016:

•	Our Electric segment net income increased 3.0% to $49.8 million from $48.4 million in 2015.

•	Our Manufacturing segment net income increased 34.1% to $5.7 million from $4.2 million in 2015.

•	Our Plastics segment net income decreased 12.2% to $10.6 million from $12.1 million in 2015.

•	Our net cash from continuing operations was $163.5 million.

•	Capital Expenditures at OTP totaled $149.6 million as work continued on two major MISO-designated MVPs.

•	We raised net proceeds of $43.9 million from the sale of 1,014,115 shares of common stock through our At-the-Market offering program and the issuance of 356,339 shares of common stock through our stock plans.

•	We issued $130.0 million of long-term debt, paid $87.5 million to retire and redeem long-term debt, including the retirement of $52.3 million of our 9.000% notes due in December 2016, and reduced our short-term borrowings by $37.8 million.

The following table summarizes our consolidated results of operations for the years ended December 31:

(in thousands)	2016	2015
Operating Revenues:
Electric	$427,349	$407,039
Manufacturing	221,289	215,011
Plastics	154,901	157,754
Total Operating Revenues	$803,539	$779,804
Net Income (Loss) From Continuing Operations:
Electric	$49,829	$48,370
Manufacturing	5,694	4,247
Plastics	10,628	12,108
Corporate	(4,114)	(6,136)
Total Net Income From Continuing Operations:	$62,037	$58,589

Revenues in our Electric and Manufacturing business segments increased in 2016 compared with 2015. Major factors contributing to a $20.3 million (5.0%) increase in Electric segment revenues between the years were increased kilowatt-hour (kwh) sales to pipeline customers, increased revenue billed under an interim rate increase in Minnesota net of an estimated potential refund, an increase in transmission tariff revenues and a net increase in rider revenues related to increased rider rates, offset by a decrease in revenues from the recovery of fuel and purchased power costs due to a net reduction in those costs in 2016. Manufacturing segment revenues increased $6.3 million (2.9%). Revenues at BTD showed a net increase of $9.8 million, with revenues from BTD-Georgia, acquired in September 2015, increasing by $15.4 million. Revenues from BTD’s other locations decreased $5.6 million, despite a $9.6 million increase in revenue from sales of wind tower components from BTD’s Illinois plant, due to reduced sales to manufacturers of recreational, agricultural and industrial equipment as demand for these products remained soft in 2016. Revenues at T.O. Plastics, Inc. (T.O. Plastics) decreased $3.5 million, mainly due to the loss of product sales to a major customer who began producing the product in-house in 2015. Plastics segment revenues were down $2.9 million (1.8%), despite a 10.5% increase in pounds of polyvinyl chloride (PVC) pipe sold, mainly due to lower PVC sales prices driven by lower raw material costs.

The $3.4 million increase in net income from continuing operations in 2016 compared with 2015 reflects the following:

•	A $1.5 million increase in Electric segment net income due to increased net interim rates in Minnesota and increased retail rider revenues which were almost entirely offset by increased operating and income tax expenses.

•	A $1.4 million increase in Manufacturing segment net income is mainly due to sales of wind tower components from BTD’s Illinois plant and improved productivity and profits at BTD’s Minnesota facilities.

•	A $2.0 million net-of-tax decrease in Corporate net losses as a result of receiving nontaxable benefit proceeds from corporate-owned life insurance and lower operating expenses due to lower benefit and insurance costs.

offset by:

•	A $1.5 million decrease in Plastics segment net income mainly due to reduced margins on pipe sales resulting from sales prices that declined more than the decline in raw material costs.

Following is a more detailed analysis of our operating results by business segment for the years ended December 31, 2016, 2015 and 2014, followed by a discussion of our financial position at the end of 2016 and our outlook for 2017.

Results of Operations

This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes. See note 2 to consolidated financial statements for a complete description of our lines of business, locations of operations and principal products and services.

Intersegment Eliminations—Amounts presented in the following segment tables for 2016, 2015 and 2014 operating revenues, cost of goods sold and other nonelectric operating expenses will not agree with amounts presented in the consolidated statements of income due to the elimination of intersegment transactions. The amounts of intersegment eliminations by income statement line item are listed below:

Intersegment Eliminations (in thousands)	2016	2015	2014
Operating Revenues:
Electric	$34	$92	$114
Product Sales	—	4	—
Cost of Products Sold	6	9	45
Other Nonelectric Expenses	28	87	69

Electric

The following table summarizes the results of operations for our Electric segment for the years ended December 31:

(in thousands)	2016	% change	2015	% change	2014
Retail Sales Revenues	$376,610	3	$364,614	1	$361,100
Wholesale Revenues – Company Generation	4,584	83	2,499	(78)	11,160
Net Revenue – Energy Trading Activity	—	(100)	186	(82)	1,031
Other Revenues	46,189	16	39,832	16	34,452
Total Operating Revenues	$427,383	5	$407,131	—	$407,743
Production Fuel	54,792	28	42,744	(36)	67,216
Purchased Power – System Use	63,226	(19)	78,150	19	65,848
Other Operation and Maintenance Expenses	151,225	7	140,768	(1)	141,936
Depreciation and Amortization	53,743	20	44,786	2	44,076
Property Taxes	14,266	6	13,512	7	12,607
Operating Income	$90,131	3	$87,171	15	$76,060
Electric kilowatt-hour (kwh) Sales (in thousands)
Retail kwh Sales	4,750,421	3	4,593,604	(2)	4,695,062
Wholesale kwh Sales – Company Generation	190,288	77	107,510	(61)	273,454
Wholesale kwh Sales – Purchased Power Resold	—	(100)	5,547	(68)	17,303
Heating Degree Days	5,314	(6)	5,633	(22)	7,205
Cooling Degree Days	451	(7)	483	32	367

2016 Compared with 2015

The following table shows heating and cooling degree days as a percent of normal:

	2016	2015
Heating Degree Days	84.1%	88.2%
Cooling Degree Days	97.4%	103.4%

The following table summarizes the estimated effect on diluted earnings per share of the difference in retail kwh sales under actual weather conditions and expected retail kwh sales under normal weather conditions in 2016 and 2015 and between the years:

	2016 vs Normal	2015 vs Normal	2016 vs 2015
Effect on Diluted Earnings Per Share	$(0.067)	$(0.044)	$(0.023)

The $12.0 million increase in retail revenue includes:

•	An $11.0 million increase in retail revenue related to a 9.56% interim rate increase implemented in April 2016 in conjunction with OTP's 2016 general rate increase request in Minnesota.

•	A $4.4 million increase in Environmental Cost Recovery (ECR) rider revenue due to the recovery of additional investment and costs related to the operation of the air quality control system (AQCS) at Big Stone Plant that was placed in service in December 2015.

•	A $4.3 million increase in revenue related to an increase in retail kwh sales, mainly to pipeline customers.

•	A $2.2 million increase in Transmission Cost Recovery (TCR) rider revenues related to increased investment in transmission plant.

•	A $1.7 million increase in Conservation Improvement Program (CIP) cost recovery revenues directly related to additional CIP activities.

offset by:

•	A $5.7 million decrease in fuel and purchased power cost recovery revenues mainly due to an 11.4% decrease in kwhs purchased partially offset by a 19.7% kwh increase in generation.

•	A $3.6 million reduction in interim rate revenues recorded to provide for an estimated refund related to a modification in OTP’s original request and other expected outcomes in the pending Minnesota general rate case.

•	A $1.6 million decrease in revenues related to decreased consumption due to milder weather in 2016, evidenced by a 5.7% reduction in heating-degree days and 6.6% reduction in cooling-degree days between the years.

•	A $0.6 million decrease in Renewable Resource Adjustment (RRA) rider revenues in North Dakota, which were down as a result of earning more federal Production Tax Credits (PTCs) to pass back to customers due to a 3.6% increase in kwhs generated from wind turbines eligible for PTCs.

A $2.1 million increase in revenue from wholesale electric sales from company-owned generation was partially offset by a $1.5 million increase in fuel costs for wholesale generation, resulting in a $0.6 million increase in wholesale revenue net of fuel costs as increased plant availability in 2016 provided greater opportunity for OTP to respond to market demand.

Other electric revenues increased $6.4 million as a result of:

•	A $4.8 million increase in MISO transmission tariff revenues, mainly driven by increased investment in regional transmission lines and related returns on and recovery of Capacity Expansion 2020 (CapX2020) and MISO-designated MVP investment costs and operating expenses.

•	A $3.0 million increase in MISO network integration transmission service revenues due to a regional transmission cooperative terminating its integrated transmission agreement with OTP and joining the Southwest Power Pool (SPP) in 2016.

offset by:

•	A $1.3 million decrease in revenue related to a reduction in integrated transmission agreement revenues from two regional transmission providers related to the curtailment of services under one agreement and the discontinuance of another agreement.

Production fuel costs increased $12.0 million as a result of a 27.1% increase in kwhs generated from our steam-powered and combustion turbine generators related to Big Stone Plant being fully operational in 2016 after the tie in of the AQCS in 2015, as well as Coyote Station being available to run at full load in 2016 after being restricted to half load in 2015 because of boiler feed water pump problems.

The cost of purchased power to serve retail customers decreased $14.9 million due to an 11.4% decrease in kwhs purchased in combination with an 8.7% decrease in the cost per kwh purchased. Greater availability of company-owned generation in 2016 reduced the need to purchase electricity to serve retail load. The decreased cost per kwh purchased was driven by lower market demand mainly resulting from milder weather in 2016 compared with 2015.

Electric operating and maintenance expenses increased $10.5 million as a result of:

•	$3.7 million in transmission expenses from the SPP as a result of a regional transmission cooperative terminating its integrated transmission agreement with OTP and joining the SPP in 2016.

•	A $1.9 million increase in pollution control reagent costs at Big Stone Plant and Coyote Station related to compliance with the Environmental Protection Agency (EPA) power plant emission regulations.

•	A $1.7 million increase in CIP program expenditures related to additional CIP activities.

•	A $1.3 million increase in MISO transmission service charges due to increased transmission investment by other MISO members.

•	A $1.1 million increase in storm repair expenses associated with excessive storm damage in OTP's Minnesota service area in July 2016 and in its North Dakota and South Dakota service areas in December 2016.

•	$0.8 million related to increases in other expense categories.

Depreciation and amortization expense increased $9.0 million mainly due to the AQCS at Big Stone Plant being placed in service in December 2015 along with increased investment in transmission assets with the final phases of the Fargo-Monticello and Brookings-Southeast Twin Cities 345-kV transmission lines placed in service near the end of the first quarter of 2015.

The $0.8 million increase in property tax expense is related to property additions in Minnesota and North Dakota in 2015.

2015 Compared with 2014

Retail sales revenue increased $3.5 million mainly as a result of:

•	An $8.7 million increase in ECR rider revenues related to earning a return in North Dakota and Minnesota on increasing amounts invested in the AQCS at Big Stone Plant, earning a return on the Hoot Lake Plant Mercury and Air Toxics Standards (MATS) project in North Dakota beginning in 2015, and the initiation of an ECR rider in South Dakota in December 2014 to recover costs and earn a return on amounts invested in the Big Stone Plant AQCS and Hoot Lake Plant MATS projects.

•	A $3.1 million increase in revenues recoverable under CIP riders related to an increase in CIP incentives awarded for 2014 program results as well as increases in CIP accruals for 2015 program incentives and recoverable expenditures.

•	A $3.1 million increase in revenue from higher sales to pipeline customers.

•	A $0.9 million increase in North Dakota RRA rider revenues.

offset by:

•	A $4.8 million decrease in revenues related to a 2.2% decrease in retail kwh sales mainly resulting from milder weather in 2015, evidenced by heating-degree days that were 21.8% lower than in 2014 and 88.2% of normal. Weather impacted diluted earnings per share negatively by approximately $0.08 per share in 2015 compared with 2014 and approximately $0.05 per share compared with weather normalized sales for 2015.

•	A $4.0 million decrease in revenues from the recovery of fuel and purchased power costs due to the 2.2% decrease in retail kwh sales and a 3.0% decrease in the combined cost of fuel and purchased power per kwh purchased and generated.

•	A $3.0 million decrease in revenues due to lower sales to residential customers in North Dakota and Minnesota and lower sales to commercial customers in North Dakota.

•	A $0.4 million reduction in Big Stone II cost recovery rider revenues in North Dakota as the North Dakota share of costs were fully recovered by March 31, 2014.

Wholesale electric revenues from company-owned generation decreased $8.7 million as a result of a 60.7% reduction in wholesale kwh sales combined with a 43.0% decrease in revenue per wholesale kwh sold. The decreases in wholesale kwh sales and prices were driven by decreased wholesale market demand resulting from milder weather in 2015. Also, OTP had fewer resources available for selling into the wholesale market. Big Stone Plant was off line from March through July 2015 for an extended maintenance outage. Coyote Station operated at reduced load in 2015 due to ongoing repairs related to a December 2014 boiler feed pump failure and fire. Hoot Lake Plant was curtailed in 2015 due to low market prices for electricity, which was a factor contributing to a strategic decision to shut down Hoot Lake Plant’s Unit 3 for preventative maintenance in September 2015. Generation from company-owned wind turbines was down 6.0% from 2014, primarily due to lower average wind speeds in the first half of 2015. The decrease in wholesale prices for electricity was due, in part, to lower prices for natural gas used in the generation of electricity in 2015 compared with 2014.

Net revenue from energy trading activities decreased $0.8 million as a result of OTP discontinuing its trading activities not directly associated with serving retail customers in December 2014 due to a lack of market activity and profitable trading opportunities.

Other electric revenues increased $5.4 million, primarily as a result of an increase in MISO transmission tariff revenues related to increased investment in regional transmission projects including returns on and recovery of CapX2020 and MISO-designated MVP investment costs and operating expenses.

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

Electric operating and maintenance expenses decreased $1.2 million reflecting:

•	A $3.0 million net reduction in generation plant operating and maintenance costs between the years as costs incurred in 2014 at Hoot Lake Plant and Coyote Station were more than the maintenance costs incurred at Big Stone Plant in 2015. Although kwh generation decreased for all three plants in 2015, work done on the plants in 2014 was more operating and maintenance in nature while more capitalized projects were completed in 2015. Also, with the plants generating fewer kwhs in 2015, operating costs were lower in 2015.

•	A $1.4 million reduction in travel related expenses as a result of increased vehicle usage on capital projects and lower fuel prices.

•	A $0.7 million increase in capitalized administrative and general expenses due to more time being spent on capital projects.

•	A $0.4 million reduction in the North Dakota share of Big Stone II costs being amortized as the North Dakota share of costs were fully recovered by March 31, 2014.

•	An expense of $0.3 million recorded in June 2014 related to OTP not earning a return on the deferred recovery of the Minnesota share of Big Stone II abandoned transmission plant costs.

offset by:

•	A $3.8 million increase in MISO transmission tariff charges related to increasing investments by other transmission owners in regional CapX2020 and MISO-designated MVP transmission projects.

•	A $0.9 million increase in Minnesota CIP expenditures and new program implementation costs.

Depreciation expense increased $0.7 million as a result of increased investment in transmission, distribution and general plant placed in service in 2014 and 2015.

The $0.9 million increase in property tax expense primarily is due to increased property valuations and transmission plant additions in Minnesota.

Manufacturing

The following table summarizes the results of operations for our Manufacturing segment for the years ended December 31:

(in thousands)	2016	% change	2015	% change	2014
Operating Revenues	$221,289	3	$215,011	(2)	$219,583
Cost of Products Sold	171,732	—	171,956	2	169,033
Lease Exit Costs	—	—	—	—	2,843
Other Operating Expenses	21,994	4	21,116	3	20,497
Depreciation and Amortization	15,794	33	11,853	13	10,518
Operating Income	$11,769	17	$10,086	(40)	$16,692

2016 Compared with 2015

The increase in revenues in our Manufacturing segment in 2016 compared with 2015 relates to the following:

•	Revenues at BTD increased $9.8 million, including:

o	A $15.4 million increase in revenues at BTD-Georgia as a result of BTD owning and operating this plant for the entire year of 2016 compared to four months in 2015.

o	A $9.6 million increase in revenues mainly related to the production of wind tower components.

offset by:

o	A $15.2 million decrease in revenues related to lower sales to manufacturers of recreational and agricultural equipment due to softness in end markets served by those manufacturers.

•	Revenues at T.O. Plastics decreased $3.5 million, including:

o	A $3.0 million decrease in revenue related to a continued decline in sales to a customer insourcing product into its own manufacturing facilities.

o	A $0.6 million decrease in sales of horticultural products due to sales execution challenges, including lower sales to a major distributor.

offset by:

o	A net $0.1 million increase in sales of other products in the industrial and life sciences markets.

The decrease in cost of products sold in our Manufacturing segment includes the following:

•	Cost of products sold at BTD increased $1.7 million. This includes a $15.5 million increase in cost of products sold at BTD-Georgia, offset by a $13.8 million net decrease in cost of products sold at BTD’s other facilities. The $13.8 million decrease is related to the decrease in sales, partially offset by an increase in costs of products sold at BTD’s Illinois plant as a result of the increase in the production of wind tower components.

•	Cost of products sold at T.O. Plastics decreased $1.9 million related to the decrease in sales.

Gross margins at BTD were positively impacted in 2016 by changes in customer product mix between periods.

The $0.9 million increase in operating expenses in our Manufacturing segment includes the following:

•	Operating expenses at BTD increased $1.4 million, of which $1.2 million was due to a full year of operations at BTD-Georgia in 2016.

•	Operating expenses at T.O. Plastics decreased $0.4 million, primarily as a result of a $0.5 million decrease in selling expenses.

The $3.9 million increase in depreciation and amortization expenses in our Manufacturing segment includes a $2.3 million increase at BTD-Georgia and a $1.8 million increase at BTD’s other plants mainly as a result of placing new assets in service in Minnesota in 2015 and 2016. Depreciation expense at T.O. Plastics decreased $0.2 million between the years.

2015 Compared with 2014

The decrease in revenues in our Manufacturing segment in 2015 compared with 2014 relates to the following:

•	Revenues at BTD decreased $6.6 million (3.5%) due to the following:

o	An $8.6 million decrease in sales, mainly to manufacturers of oil and gas exploration and extraction equipment as a result of a reduction in drilling activity related to low oil prices.

o	A $3.2 million decrease in sales of scrap metal due to a reduction in scrap metal prices and a reduction in scrap volume related to lower production and sales volumes between years.

o	A $2.1 million decrease in sales to manufacturers of agricultural equipment related to continued softness in the agricultural industry.

o	A $1.5 million reduction in tooling revenues.

o	Offset by $8.8 million in sales at BTD-Georgia, acquired on September 1, 2015.

•	Revenues at T.O. Plastics increased $2.0 million (6.1%) reflecting:

o	A $1.4 million increase in sales of horticultural containers.

o	A $0.5 million increase in sales of custom products.

o	A $0.1 million increase in sales of various other products to industrial customers.

The increase in cost of products sold in our Manufacturing segment relates to the following:

•	Cost of products sold at BTD decreased $0.4 million, reflecting an $8.7 million decrease in costs related to decreased sales, offset by $8.3 million in costs incurred at BTD-Georgia from September through December 2015.

•	Cost of products sold at T.O. Plastics increased $3.3 million due to increases in material, labor and freight costs related to the increase in sales at T.O. Plastics.

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

Plastics

The following table summarizes the results of operations for our Plastics segment for the years ended December 31:

(in thousands)	2016	% change	2015	% change	2014
Operating Revenues	$154,901	(2)	$157,758	(8)	$172,050
Cost of Products Sold	123,496	—	123,085	(12)	139,081
Other Operating Expenses	9,402	(5)	9,849	6	9,292
Depreciation and Amortization	3,861	9	3,552	6	3,364
Operating Income	$18,142	(15)	$21,272	5	$20,313

2016 Compared with 2015

The $2.9 million decrease in Plastics segment revenues is the result of an 11.2% decrease in the price per pound of pipe sold, partially offset by a 10.5% increase in pounds of pipe sold. The decline in sales price per pound is related to lower raw material prices between the periods. Increased pipe sales in the Colorado, Utah, and the South Central and Northwest regions of the United States were partially offset by decreased sales volumes in Montana, South Dakota and Minnesota. Cost of products sold increased $0.4 million due to the increase in sales volume, partly offset by a 9.2% decrease in the cost per pound of PVC pipe sold, as sales prices declined more than raw material prices. Lower margins have resulted in reduced incentive compensation, which is the primary factor contributing to the $0.4 million decrease in Plastics segment operating expenses.

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

(in thousands)	2016	% change	2015	% change	2014
Airplane Rent and Lease Exit Costs	$—	—	$—	—	$3,012
Other Operating Expenses	8,896	(3)	9,143	(12)	10,406
Depreciation and Amortization	47	(73)	172	48	116

Corporate operating expenses decreased $0.2 million in 2016 as compared to 2015 as a result of decreased expenditures for contracted services and a decrease in claims at our captive insurance company, partially offset by a decrease in expenses allocated to OTP.

Corporate operating expenses decreased $4.3 million in 2015 compared with 2014 primarily due to:

•	A $3.0 million reduction in airplane operating lease expense related to the early termination of an airplane lease in the second quarter of 2014, as divestitures had reduced the need for the airplane. The cost to terminate the lease early was approximately $2.5 million or a net-of-tax impact on diluted earnings per share of ($0.04).

•	A $0.8 million reduction in insurance costs at our captive insurance company related to lower claims activity in 2015.

•	A $0.5 million decrease in labor expense due to a reduction in employees in 2015.

CONSOLIDATED INTEREST CHARGES

(in thousands)	2016	% change	2015	% change	2014
Interest Charges	$31,886	2	$31,160	5	$29,648

The $0.7 million increase in interest charges in 2016 compared with 2015 is due to an increase in interest expense on short-term debt at OTP as a result of a $24.7 million increase in OTP’s daily average balance of short-term debt outstanding between the years and a $0.2 million decrease in capitalized interest expense. The increase in OTP’s use of short-term borrowing is related to its increasing investment in two major MVP transmission line projects under construction.

The $1.5 million increase in interest charges in 2015 compared with 2014 is mainly due to:

•	A $1.3 million increase in interest expense incurred in January and February of 2015 at OTP related to the February 27, 2014 issuance of $60 million aggregate principal amount of OTP’s 4.68% Series A Senior Unsecured Notes due February 27, 2029 and $90 million aggregate principal amount of OTP’s 5.47% Series B Senior Unsecured Notes due February 27, 2044.

•	A $19.6 million increase in the daily average balance of short-term debt outstanding in 2015 compared with 2014.

Consolidated OTHER INCOME

(in thousands)	2016	% change	2015	% change	2014
Other Income	$2,905	33	$2,177	(39)	$3,557

The $0.7 million increase in other income in 2016 compared with 2015 is mainly due to benefit proceeds from corporate-owned life insurance received in 2016.

The $1.4 million decrease in other income in 2015 compared with 2014, includes:

•	A $0.8 million gain on the sale of an investment in tax-credit-qualified low income housing rental property in 2014 that was not duplicated in 2015.

•	A $0.3 million reduction in other income at OTP related to reductions in allowance for equity funds used in construction (AFUDC) and carrying charges earned on funds invested in Minnesota CIP prior to recovery, in alignment with a decrease in short-term borrowing rates.

•	A $0.2 million reduction in corporate-owned life insurance cash surrender value increases.

Consolidated Income Taxes

Income tax expense - continuing operations was $20.1 million in 2016 compared with $21.6 million in 2015 and $16.6 million in 2014. The following table provides a reconciliation of income tax expense – continuing operations calculated at the federal statutory rate on income from continuing operations before income taxes reported on our consolidated statements of income:

	For the Year Ended December 31,
(in thousands)	2016	2015	2014
Tax Computed at Federal Statutory Rate – Continuing Operations	$28,741	$28,081	$25,704
Increases (Decreases) in Tax from:
Federal PTCs	(7,175)	(6,962)	(7,517)
State Income Taxes Net of Federal Income Tax Expense	2,848	4,945	1,993
North Dakota Wind Tax Credit Amortization – Net of Federal Taxes	(850)	(850)	(849)
Corporate-owned Life Insurance	(680)	(167)	(354)
Dividend Received/Paid Deduction	(537)	(560)	(622)
Section 199 Domestic Production Activities Deduction	(482)	—	(1,026)
Investment Tax Credit Amortization	(350)	(571)	(597)
AFUDC - Equity	(280)	(426)	(505)
Differences Reversing in Excess of Federal Rates	77	(1,143)	(106)
Permanent and Other Differences	(1,231)	(705)	436
Total Income Tax Expense – Continuing Operations	$20,081	$21,642	$16,557
Effective Income Tax Rate – Continuing Operations	24.5%	27.0%	22.5%

Federal PTCs are recognized as wind energy is generated based on a per kwh rate prescribed in applicable federal statutes. OTP’s kwh generation from its wind turbines eligible for PTCs increased 3.6% in 2016 compared with 2015. OTP’s kwh generation from its wind turbines eligible for PTCs decreased 7.4% in 2015 primarily due to lower average wind speed in 2015 compared with 2014. North Dakota wind energy credits are based on dollars invested in qualifying facilities and are being recognized on a straight-line basis over 25 years.

DISCONTINUED OPERATIONS

On April 30, 2015 we sold Foley Company (Foley) for $12.0 million in cash, plus $6.3 million in adjustments for working capital and other related items received in October 2015, less $1.0 million in selling expenses. On February 28, 2015 we sold the assets of AEV, Inc. for $22.3 million in cash, plus $0.6 million in adjustments for working capital and fixed assets received in October 2015, less $0.8 million in selling expenses. Foley and AEV, Inc were formerly included in our Construction segment.

On February 8, 2013 we completed the sale of substantially all the assets of our dock and boatlift company, formerly included in our Manufacturing segment. On November 30, 2012 we completed the sale of the assets of our wind tower manufacturing business. This business was the only remaining entity in our former Wind Energy segment.

Our Wind Energy and Construction segments were eliminated as a result of the sales of our wind tower manufacturing business, Foley and AEV, Inc. The financial position, results of operations and cash flows of Foley, AEV, Inc., our wind tower manufacturing business and our dock and boatlift company are reported as discontinued operations in our consolidated financial statements. Following are the results of discontinued operations by entity for the years ended December 31, 2016, 2015 and 2014:

(in thousands)	Foley	AEV, Inc.	Wind Tower Business	Dock and Boatlift Business	Intercompany Transactions Adjustment	Total
2016 Net (Loss) Income	$(114)	$(5)	$454	$(51)	$—	$284
2015 Net (Loss) Income	$(5,489)	$6,216	$344	$(580)	$265	$756
2014 Net (Loss) Income	$(3,034)	$2,621	$(11)	$274	$990	$840

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

Liquidity

The following table presents the status of our lines of credit as of December 31, 2016 and December 31, 2015:

(in thousands)	Line Limit	In Use on December 31, 2016	Restricted due to Outstanding Letters of Credit	Available on December 31, 2016	Available on December 31, 2015
Otter Tail Corporation Credit Agreement	$130,000	$—	$—	$130,000	$90,334
OTP Credit Agreement	170,000	42,883	50	127,067	148,694
Total	$300,000	$42,883	$50	$257,067	$239,028

We believe we have the necessary liquidity to effectively conduct business operations for an extended period if needed. Our balance sheet is strong and we are in compliance with our debt covenants. Financial flexibility is provided by operating cash flows, unused lines of credit, strong financial coverages, investment grade credit ratings and alternative financing arrangements such as leasing.

We believe our financial condition is strong and our cash, other liquid assets, operating cash flows, existing lines of credit, access to capital markets and borrowing ability because of investment-grade credit ratings, when taken together, provide adequate resources to fund ongoing operating requirements and future capital expenditures related to expansion of existing businesses and development of new projects. On May 11, 2015 we filed a shelf registration statement with the Securities and Exchange Commission (SEC) under which we may offer for sale, from time to time, either separately or together in any combination, equity, debt or other securities described in the shelf registration statement, which expires on May 11, 2018. On

May 11, 2015, we entered into a Distribution Agreement with J.P. Morgan Securities LLC (JPMS) under which we may offer and sell our common shares from time to time through JPMS, as our distribution agent, up to an aggregate sales price of $75 million through an At-the-Market offering program. We sold 36,403 shares at the end of the third quarter of 2016 under this program that were settled in October 2016 and received proceeds of $1,256,000 net of $16,000 in commissions paid to JPMS.

Equity or debt financing will be required in the period 2017 through 2021 given the expansion plans related to our Electric segment to fund construction of new rate base investments. Also, such financing will be required should we decide to reduce borrowings under our lines of credit or refund or retire early any of our presently outstanding debt, to complete acquisitions or for other corporate purposes. Our operating cash flows and access to capital markets can be impacted by macroeconomic factors outside our control. In addition, our borrowing costs can be impacted by changing interest rates on short-term and long-term debt and ratings assigned to us by independent rating agencies, which in part are based on certain credit measures such as interest coverage and leverage ratios.

The determination of the amount of future cash dividends to be declared and paid will depend on, among other things, our financial condition, improvement in earnings per share, cash flows from operations, the level of our capital expenditures and our future business prospects. As a result of certain statutory limitations or regulatory or financing agreements, restrictions could occur on the amount of distributions allowed to be made by our subsidiaries. See note 8 to consolidated financial statements for more information. The decision to declare a dividend is reviewed quarterly by the board of directors. On February 2, 2017 our board of directors increased the quarterly dividend from $0.3125 to $0.32 per common share.

2016 Cash Flows Compared with 2015 Cash Flows

Cash provided by operating activities of continuing operations was $163.5 million in 2016 compared with $131.5 million in 2015. The $32.0 million increase in cash provided by continuing operations between the years includes a $32.8 million reduction in cash used for working capital items due to:

•	An $18.2 million decrease in cash used for accounts payable and other current liabilities at OTP, reflecting higher levels of payables in December 2016 for coal deliveries and transmission services related to the colder temperatures in December 2016 and the payment, in January 2015, of large billings for coal transportation, coal and power purchased in December 2014.

•	A $10.7 million decrease in cash used for accounts payable and other current liabilities at the plastic pipe companies related to an increase in year-end resin purchases in 2016 compared to 2015.

•	A $7.3 million decrease in cash used for interest payable and income taxes receivable between the years, mainly related to having made a $4.0 million estimated tax payment in December 2015 that was refunded in the first quarter of 2016, as a five-year extension of bonus depreciation for income taxes, approved on December 18, 2015, resulted in a lower federal income tax liability for the Company in 2015.

offset by:

•	A $2.3 million increase in unbilled revenues at OTP between the years resulting from the 2016 increase in interim rates in Minnesota and increased kwh sales due to colder weather in December 2016 compared with December 2015.

In continuing operations, net cash used in investing activities was $159.3 million in 2016 compared with $193.6 million in 2015. The $34.3 million decrease in cash used for investing activities includes a $32.3 million decrease in cash used in acquisitions as we paid $30.8 million to acquire the assets of BTD-Georgia in September 2015 and received a purchase price adjustment of $1.5 million in June 2016.

Net cash used in financing activities of continuing operations was $4.1 million in 2016 compared with net cash provided by financing activities of $38.1 million in 2015. Financing activities in 2016 included:

•	$80.0 million in proceeds from the issuance of our 3.55% Guaranteed Senior Notes due December 15, 2026 in December 2016.

•	$50.0 million borrowed under our term loan agreement in February 2016.

•	$32.8 million in net proceeds from the issuance of 1,014,115 shares of common stock under the Company’s At-the-Market offering program.

•	$11.1 million in net proceeds from the issuance of 356,399 shares of common stock under the Company’s automatic dividend reinvestment and share purchase plans.

offset by:

•	The repayment of the $52.3 million balance of our 9.000% notes due in December 2016.

•	A $41.2 million reduction of short-term borrowings and checks written in excess of cash.

•	The repayment of $35.0 million of funds borrowed in February 2016 under our term loan agreement.

•	$48.2 million in common stock dividend payments.

The outstanding short-term borrowings that were paid down were, in part, used to fund the expansion of BTD’s Minnesota facilities in 2015 and the September 1, 2015 acquisition of BTD-Georgia. See note 6 to the Company’s consolidated financial statements for further information on stock issuances and retirements in 2016.

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

In continuing operations, net cash used in investing activities was $193.6 million in 2015 compared with $163.9 million in 2014. The purchase of the assets of BTD-Georgia for $30.8 million on September 1, 2015 was the main factor contributing to the $29.7 million increase in cash used in investing activities of continuing operations between the periods. A $3.4 million decrease in cash used for capital expenditures includes a $13.1 million reduction in capital expenditures at OTP as several major projects were completed and placed in service in 2015, including two CapX2020 transmission line projects and the new AQCS at Big Stone Plant, partially offset by a $9.0 million increase in cash used for capital expenditures in our Manufacturing segment, mainly at BTD as it moved forward with its project to expand and realign its Minnesota production and warehouse facilities.

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

Cash used for consolidated capital expenditures was $161.3 million in 2016, $160 million in 2015 and $164 million in 2014. Estimated capital expenditures for 2017 are $149 million. Total capital expenditures for the five-year period 2017 through 2021 are estimated to be approximately $936 million, which includes $315 million for renewable wind and solar energy generation projects, $147 million for natural gas-fired generation to replace Hoot Lake Plant capacity and $116 million for OTP transmission projects designated by the MISO as MVPs.

The breakdown of 2014, 2015 and 2016 actual cash used for capital expenditures and 2017 through 2021 estimated capital expenditures by segment is as follows:

(in millions)	2014	2015	2016	2017	2018	2019	2020	2021	2017-2021
Electric	$149	$136	$150	$135	$173	$346	$130	$78	$862
Manufacturing	11	20	8	10	13	11	10	10	54
Plastics	4	4	3	4	4	4	4	4	20
Total	$164	$160	$161	$149	$190	$361	$144	$92	$936

The following table summarizes our contractual obligations at December 31, 2016 and the effect these obligations are expected to have on our liquidity and cash flow in future periods.

(in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Coal Contracts (required minimums)	$671	$31	$44	$45	$551
Debt Obligations	584	76	15	141	352
Interest on Debt Obligations	337	27	50	50	210
Capacity and Energy Requirements	277	24	49	38	166
Postretirement Benefit Obligations	100	5	11	11	73
Other Purchase Obligations	85	74	11	—	—
Operating Lease Obligations	40	7	9	7	17
Total Contractual Cash Obligations	$2,094	$244	$189	292	$1,369

Postretirement Benefit Obligations include estimated cash expenditures for the payment of retiree medical and life insurance benefits and supplemental pension benefits under our unfunded Executive Survivor and Supplemental Retirement Plan, but do not include amounts to fund our noncontributory funded pension plan, as we are not currently required to make a contribution to that plan.

CAPITAL RESOURCES

Financial flexibility is provided by operating cash flows, unused lines of credit, strong financial coverages, investment grade credit ratings, and alternative financing arrangements such as leasing. Equity or debt financing will be required in the period 2017 through 2021 given the expansion plans related to our Electric segment to fund construction of new rate base and transmission investments, in the event we decide to reduce borrowings under our lines of credit, to refund or retire early any of our presently outstanding debt, to complete acquisitions or for other corporate purposes. There can be no assurance that any additional required financing will be available through bank borrowings, debt or equity financing or otherwise, or that if such financing is available, it will be available on terms acceptable to us. If adequate funds are not available on acceptable terms, our businesses, results of operations and financial condition could be adversely affected.

Under our shelf registration statement filed with the SEC we may offer for sale, from time to time, either separately or together in any combination, equity, debt or other securities described in the shelf registration statement, until May 11, 2018.

Under our At-the-Market offering program, we may offer and sell our common shares from time to time through JPMS, as our distribution agent, up to an aggregate sales price of $75 million, of which $39.2 million remained available at December 31, 2016. Under the Distribution Agreement with JPMS, we will designate the minimum price and maximum number of shares to be sold through JPMS on any given trading day or over a specified period of trading days, and JPMS will use commercially reasonable efforts to sell such shares on such days, subject to certain conditions. We are not obligated to sell and JPMS is not obligated to buy or sell any of the shares under the Agreement.

Short-Term Debt

The following table presents the status of our lines of credit as of December 31, 2016 and December 31, 2015:

(in thousands)	Line Limit	In Use on December 31, 2016	Restricted due to Outstanding Letters of Credit	Available on December 31, 2016	Available on December 31, 2015
Otter Tail Corporation Credit Agreement	$130,000	$—	$—	$130,000	$90,334
OTP Credit Agreement	170,000	42,883	50	127,067	148,694
Total	$300,000	$42,883	$50	$257,067	$239,028

Under the Otter Tail Corporation Credit Agreement (as defined below), the maximum amount of debt outstanding in 2016 was $63,757,000 on January 4, 2016 and the average daily balance of debt outstanding during 2016 was $16,200,000. The weighted average interest rate paid on debt outstanding under the Otter Tail Corporation Credit Agreement during 2016 was 2.3% compared with 2.0% in 2015. Under the OTP Credit Agreement (as defined below), the maximum amount of debt outstanding in 2016 was $51,885,000 on December 16, 2016 and the average daily balance of debt outstanding during 2016 was $32,576,000. The weighted average interest rate paid on debt outstanding under the OTP Credit Agreement during 2016 was 1.8% compared with 1.5% in 2015. The maximum amount of consolidated short-term debt outstanding in 2016 was $87,211,000 on January 25, 2016 and the average daily balance of consolidated short-term debt outstanding during 2016 was $48,776,000. The weighted average interest rate on consolidated short-term debt outstanding on December 31, 2016 was 1.9%.

On October 29, 2012 we entered into a Third Amended and Restated Credit Agreement (the Otter Tail Corporation Credit Agreement), which is an unsecured $130 million revolving credit facility that may be increased to $250 million on the terms and subject to the conditions described in the Otter Tail Corporation Credit Agreement. On October 31, 2016 the Otter Tail Corporation Credit Agreement was amended to extend its expiration date by one year from October 29, 2020 to October 29, 2021 and the unsecured revolving credit facility was reduced from $150 million to $130 million. We can draw on this credit facility to refinance certain indebtedness and support our operations and the operations of certain of our subsidiaries. Borrowings under the Otter Tail Corporation Credit Agreement bear interest at LIBOR plus 1.75%, subject to adjustment based on our senior unsecured credit ratings. We are required to pay commitment fees based on the average daily unused amount available to be drawn under the revolving credit facility. The Otter Tail Corporation Credit Agreement contains a number of restrictions on us and the businesses of our wholly owned subsidiary, Varistar Corporation (Varistar) and its subsidiaries, including restrictions on our and their ability to merge, sell assets, make investments, create or incur liens on assets, guarantee the obligations of certain other parties and engage in transactions with related parties. The Otter Tail Corporation Credit Agreement also contains affirmative covenants and events of default, and financial covenants as described below under the heading “Financial Covenants.” The Otter Tail Corporation Credit Agreement does not include provisions for the termination of the agreement or the acceleration of repayment of amounts outstanding due to changes in our credit ratings. Our obligations under the Otter Tail Corporation Credit Agreement are guaranteed by certain of our subsidiaries. Outstanding letters of credit issued by us under the Otter Tail Corporation Credit Agreement can reduce the amount available for borrowing under the line by up to $40 million.

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

Long-Term Debt

2016 Note Purchase Agreement

On September 23, 2016 we entered into a Note Purchase Agreement (the 2016 Note Purchase Agreement) with the purchasers named therein, pursuant to which we agreed to issue to the purchasers, in a private placement transaction, $80 million aggregate principal amount of our 3.55% Guaranteed Senior Notes due December 15, 2026 (the 2026 Notes). The 2026 Notes were issued on December 13, 2016. Our obligations under the 2016 Note Purchase Agreement and the 2026 Notes are guaranteed by our Material Subsidiaries (as defined in the 2016 Note Purchase Agreement, but specifically excluding OTP). The proceeds from the issuance of the 2026 Notes were used to repay the remaining $52,330,000 of our 9.000% Senior Notes due December 15, 2016, and to pay down a portion of the $50 million in funds borrowed in February 2016 under our term loan agreement.

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

The 2016 Note Purchase Agreement contains a number of restrictions on the business of the Company and our Material Subsidiaries. These include restrictions on our and our Material Subsidiaries’ abilities to merge, sell assets, create or incur liens on assets, guarantee the obligations of any other party, engage in transactions with related parties, redeem or pay dividends on our and our Material Subsidiaries’ shares of capital stock, and make investments. The 2016 Note Purchase Agreement also contains other negative covenants and events of default, as well as certain financial covenants as described below under the heading “Financial Covenants.” The 2016 Note Purchase Agreement does not include provisions for the termination of the agreement or the acceleration of repayment of amounts outstanding due to changes in our or our Material Subsidiaries’ credit ratings.

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

On February 5, 2016 we borrowed $50 million under the Term Loan Agreement at an interest rate based on the 30 day LIBOR plus 90 basis points and used the proceeds to pay down borrowings under the Otter Tail Corporation Credit Agreement that were used to fund the expansion of BTD’s Minnesota facilities in 2015 and to fund the September 1, 2015 acquisition of BTD-Georgia. We repaid $35.0 million under the Term Loan Agreement in the fourth quarter of 2016.

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

Financial Covenants

We were in compliance with the financial covenants in our debt agreements as of December 31, 2016.

No Credit or Note Purchase Agreement contains any provisions that would trigger an acceleration of the related debt as a result of changes in the credit rating levels assigned to the related obligor by rating agencies.

Our borrowing agreements are subject to certain financial covenants. Specifically:

•	Under the Otter Tail Corporation Credit Agreement, the Term Loan Agreement and the 2016 Note Purchase Agreement, we may not permit the ratio of our Interest-bearing Debt to Total Capitalization to be greater than 0.60 to 1.00 or permit our Interest and Dividend Coverage Ratio to be less than 1.50 to 1.00 (each measured on a consolidated basis). As of December 31, 2016 our Interest and Dividend Coverage Ratio calculated under the requirements of the Otter Tail Corporation Credit Agreement, the Term Loan Agreement and the 2016 Note Purchase Agreement was 3.68 to 1.00.

•	Under the 2016 Note Purchase Agreement, we may not permit our Priority Indebtedness to exceed 10% of our Total Capitalization.

•	Under the OTP Credit Agreement, OTP may not permit the ratio of its Interest-bearing Debt to Total Capitalization to be greater than 0.60 to 1.00.

•	Under the 2007 Note Purchase Agreement and 2011 Note Purchase Agreement, OTP may not permit the ratio of its Consolidated Debt to Total Capitalization to be greater than 0.60 to 1.00 or permit its Interest and Dividend Coverage Ratio to be less than 1.50 to 1.00, in each case as provided in the related borrowing agreement, and OTP may not permit its Priority Debt to exceed 20% of its Total Capitalization, as provided in the related agreement. As of December 31, 2016 OTP’s Interest and Dividend Coverage Ratio and Interest Charges Coverage Ratio, calculated under the requirements of the 2007 Note Purchase Agreement and 2011 Note Purchase Agreement, was 3.64 to 1.00.

•	Under the 2013 Note Purchase Agreement, OTP may not permit its Interest-bearing Debt to exceed 60% of Total Capitalization and may not permit its Priority Indebtedness to exceed 20% of its Total Capitalization, each as provided in the 2013 Note Purchase Agreement.

As of December 31, 2016 our ratio of Interest-bearing Debt to Total Capitalization was 0.46 to 1.00 on a consolidated basis and 0.47 to 1.00 for OTP. Neither Otter Tail Corporation or OTP had any Priority Indebtedness outstanding as of December 31, 2016.

Our ratio of earnings to fixed charges from continuing operations reported in Exhibit 12.1 to this Annual Report on Form 10-K, which includes imputed finance costs on operating leases, was 3.4x for 2016 and 2015. During 2017, we expect this coverage ratio to increase, assuming 2017 net income meets our expectations.

OFf-Balance-Sheet Arrangements

We and our subsidiary companies have outstanding letters of credit totaling $4.6 million, but our line of credit borrowing limits are only restricted by $50,000 in outstanding letters of credit. We do not have any other off-balance-sheet arrangements or any relationships with unconsolidated entities or financial partnerships. These entities are often referred to as structured finance special purpose entities or variable interest entities, which are established for the purpose of facilitating off-balance-sheet arrangements or for other contractually narrow or limited purposes. We are not exposed to any financing, liquidity, market or credit risk that could arise if we had such relationships.

2017 BUSINESS OUTLOOK

We anticipate 2017 diluted earnings per share to be in the range of $1.60 to $1.75. This guidance reflects the current mix of businesses we own, considers the cyclical nature of some of our businesses, and reflects current regulatory factors and economic challenges facing our Electric, Manufacturing and Plastics segments and strategies for improving future operating results. We expect capital expenditures for 2017 to be $149 million compared with actual cash used for capital expenditures of $161 million in 2016. Major projects in our planned expenditures for 2017 include investments in two large transmission line projects for the Electric segment, which positively impact earnings by providing an immediate return on invested funds through rider recovery mechanisms.

Segment components of our 2017 earnings per share guidance range compared with 2016 actual earnings are as follows:

	2016 EPS	2017 EPS Guidance
	by Segment	Low	High
Electric	$1.29	$1.31	$1.34
Manufacturing	$0.15	$0.17	$0.21
Plastics	$0.27	$0.26	$0.30
Corporate	$(0.11)	$(0.14)	$(0.10)
Total – Continuing Operations	$1.60	$1.60	$1.75

Contributing to our earnings guidance for 2017 are the following items:

•	We expect 2017 Electric segment net income to be higher than 2016 segment net income based on:

o	Normal weather for 2017. Milder than normal weather in 2016 negatively impacted diluted earnings per share by $0.07 compared to normal.

o	Constructive outcome of a rate case filed in Minnesota on February 16, 2016 with a full year of increased rates compared with 8.5 months in 2016. The Minnesota Public Utilities Commission determines our rates. Our ability to obtain final rates similar to interim rates and reasonable rates of return depends on regulatory action under applicable statutes and regulations. We cannot provide assurance our interim rates will become final and that our modifications to our original request will ultimately be approved.

o	Rider recovery increases, including transmission riders related to the Electric segment’s continuing investments in its share of the MVPs in South Dakota.

o	Expected increases in sales to pipeline and commercial customers.

offset by:

o	Increased operating and maintenance expenses of $0.06 per share due to inflationary increases and increasing costs of medical, workers compensation and retiree medical. Included is an increase in pension costs as a result of a decrease in the discount rate from 4.76% to 4.60% and a decrease in the assumed long-term rate of return on plan assets from 7.75% to 7.50%.

o	Higher depreciation and property tax expense due to large capital projects being put into service.

o	Lower CIP incentives of $0.04 per share in Minnesota as a result of program changes made by the state. OTP estimates the implementation of the new CIP financial incentive model will reduce these incentives by approximately 50% compared to the previous incentive mechanism.

o	Increased costs related to contractual price increases in certain capacity agreements.

•	We expect 2017 net income from our Manufacturing segment to increase over 2016 due to:

o	Increased sales of 4.5% coming primarily from the lawn and garden end markets. We continue to see soft end markets in agriculture, oil and gas.

o	Improved margins on parts and tooling sales given improved productivity across all of BTD’s locations and lower interest costs as a result of the refinancing of long-term debt completed in the fourth quarter of 2016.

o	An increase in earnings from T.O. Plastics mainly driven by year over year sales growth in our horticulture and custom markets and lower interest costs as a result of the refinancing of long-term debt completed in the fourth quarter of 2016.

o	Backlog for the manufacturing companies of approximately $118 million for 2017 compared with $134 million one year ago.
54

•	We expect 2017 net income from the Plastics segment to be similar to 2016. Sales volumes in 2017 are expected to be down compared with 2016 due to lower sales in the Southern California and Texas markets offset by strengthening sales prices resulting in improved operating margins year over year. The Plastics segment also benefits from lower interest costs as a result of the refinancing of long term debt completed in the fourth quarter of 2016.

•	Corporate costs in 2017 are expected to be in line with 2016 costs.

The following table shows our 2016 capital expenditures and 2017 through 2021 anticipated capital expenditures and electric utility average rate base:

(in millions)	2015	2016		2017	2018	2019	2020	2021	Total
Capital Expenditures:
Electric Segment:
Renewables and Natural Gas Generation				$3	$80	$288	$71	$20	$462
Transmission				88	49	11	11	7	166
Other				44	44	47	48	51	234
Total Electric Segment		$150		$135	$173	$346	$130	$78	$862
Manufacturing and Plastics Segments		11		14	17	15	14	14	74
Total Capital Expenditures		$161		$149	$190	$361	$144	$92	$936
Total Electric Utility Average Rate Base	$919	$1,001	*	$1,063	$1,118	$1,267	$1,396	$1,419

*Estimated

The consolidated capital expenditure plan for the 2017-2021 time period calls for $936 million based on the need for additional wind and solar in rate base and capital spending for a natural gas-fired plant that is expected to replace Hoot Lake Plant when it is retired in 2021. Taking into account the increased capital expenditure plan, our compounded annual growth rate in rate base is projected to be 7.5% over the 2015 to 2021 timeframe.

Execution on the currently anticipated electric utility capital expenditure plan is expected to grow rate base and be a key driver in increasing utility earnings over the 2017 through 2021 timeframe.

Our outlook for 2017 is dependent on a variety of factors and is subject to the risks and uncertainties discussed in Item 1A. Risk Factors, and elsewhere in this Annual Report on Form 10-K.

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

We use estimates based on the best information available in recording transactions and balances resulting from business operations. Estimates are used for such items as depreciable lives, asset impairment evaluations, tax provisions, collectability of trade accounts receivable, self-insurance programs, unbilled electric revenues, interim rate refunds, warranty reserves and actuarially determined benefits costs and liabilities. As better information becomes available or actual amounts are known, estimates are revised. Operating results can be affected by revised estimates. Actual results may differ from these estimates under different assumptions or conditions. Management has discussed the application of these critical accounting policies and the development of these estimates with the Audit Committee of the board of directors. The following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

The pension benefit cost for 2017 for our noncontributory funded pension plan is expected to be $5.9 million compared to $5.7 million in 2016, reflecting a decrease in the assumed rate of return on pension plan assets from 7.75% in 2016 to 7.50% in 2017, and a decrease in the estimated discount rate used to determine annual benefit cost accruals from 4.76% in 2016 to 4.60% in 2017. In selecting the discount rate, we consider the yields of fixed income debt securities, which have ratings of “Aa” published by recognized rating agencies, along with bond matching models specific to our plan’s cash flows as a basis to determine the rate.

Subsequent increases or decreases in actual rates of return on plan assets over assumed rates or increases or decreases in the discount rate or rate of increase in future compensation levels could significantly change projected costs. For 2016, all other factors being held constant: a 0.25 increase in the discount rate would have decreased our 2016 pension benefit cost by $892,000; a 0.25 decrease in the discount rate would have increased our 2016 pension benefit cost by $937,000; a 0.25 increase in the assumed rate of increase in future compensation levels would have increased our 2016 pension benefit cost by $521,000; a 0.25 decrease in the assumed rate of increase in future compensation levels would have decreased our 2016 pension benefit cost by $509,000; and a 0.25 increase (or decrease) in the expected long-term rate of return on plan assets would have decreased (or increased) our 2016 pension benefit cost by $628,000.

Increases or decreases in the discount rate or in retiree healthcare cost inflation rates could significantly change our projected postretirement healthcare benefit costs. A 0.25 increase in the discount rate would have decreased our 2016 postretirement medical benefit costs by $197,000. A 0.25 decrease in the discount rate would have increased our 2016 postretirement medical benefit costs by $206,000. See note 11 to consolidated financial statements for the cost impact of a change in medical cost inflation rates.

We believe the estimates made for our pension and other postretirement benefits are reasonable based on the information that is known at the point in time the estimates are made. These estimates and assumptions are subject to a number of variables and are subject to change.

Taxation

We are required to make judgments regarding the potential tax effects of various financial transactions and our ongoing operations to estimate our obligations to taxing authorities. These tax obligations include income, real estate and use taxes. These judgments could result in the recognition of a liability for potential adverse outcomes regarding uncertain tax positions that we have taken. While we believe our liability for uncertain tax positions as of December 31, 2016 reflects the most likely probable expected outcome of these tax matters in accordance with the requirements of ASC Topic 740, Income Taxes, the ultimate outcome of such matters could result in additional adjustments to our consolidated financial statements. However, we do not believe such adjustments would be material.

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

We believe the accounting estimates related to an asset impairment are critical because: (1) they are highly susceptible to change from period to period, reflecting changing business cycles, (2) they require management to make assumptions about future cash flows over future years, and (3) the impact of recognizing an impairment could have a significant effect on operations. Management’s assumptions about future cash flows require significant judgment because actual operating levels have fluctuated in the past and are expected to continue to do so in the future.

As of December 31, 2016 an assessment of the carrying amounts of our long-lived assets and other intangibles indicated these assets were not impaired.

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

The quantitative goodwill impairment test is a two-step process performed at the reporting unit level. We have determined the reporting units for our goodwill impairment test are our operating segments, or components of an operating segment, that constitute a business for which discrete financial information is available and for which our chief operating decision makers regularly review the operating results. For more information on our operating segments, see note 2 to consolidated financial statements. The first step of the quantitative impairment test involves comparing the fair value of each reporting unit to its carrying value. If the fair value of a reporting unit exceeds its carrying value, the test is complete and no impairment is recorded. If the fair value of a reporting unit is less than its carrying value, step two of the test is performed to determine the amount of impairment loss, if any. The impairment is computed by comparing the implied fair value of the reporting unit’s goodwill to the carrying value of that goodwill. If the carrying value is greater than the implied fair value, an impairment loss must be recorded. At December 31, 2016, the fair value substantially exceeded the carrying value at all our reporting units reported under continuing operations.

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

At December 31, 2016 we had exposure to market risk associated with interest rates because we had $15 million outstanding subject to a variable interest rate that is indexed to 30 day LIBOR plus 90 basis points under the Term Loan Agreement that terminates on February 5, 2018. OTP had $42.9 million in short-term debt outstanding subject to variable interest rates indexed to LIBOR plus 1.25% under the OTP Credit Agreement.

All of our remaining consolidated long-term debt outstanding on December 31, 2016 has fixed interest rates. We manage our interest rate risk through the issuance of fixed-rate debt with varying maturities, through economic refunding of debt through optional refundings, limiting the amount of variable interest rate debt, and the utilization of short-term borrowings to allow flexibility in the timing and placement of long-term debt.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of

Otter Tail Corporation

We have audited the accompanying consolidated balance sheets and statements of capitalization of Otter Tail Corporation and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, common shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report Regarding Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Otter Tail Corporation and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
February 22, 2017

Otter Tail Corporation
Consolidated Balance Sheets, December 31
(in thousands)	2016	2015

Assets

Current Assets
Cash and Cash Equivalents	$—	$—
Accounts Receivable:
Trade (less allowance for doubtful accounts of $1,246 for 2016 and $1,262 for 2015)	68,242	62,974
Other	5,850	9,073
Inventories	83,740	85,416
Unbilled Revenues	20,080	17,869
Income Taxes Receivable	662	4,000
Regulatory Assets	21,297	18,904
Other	8,144	8,453
Total Current Assets	208,015	206,689

Investments	8,417	8,284
Other Assets	34,104	32,784
Goodwill	37,572	39,732
Other Intangibles–Net	14,958	15,673
Regulatory Assets	132,094	127,707

Plant
Electric Plant in Service	1,860,357	1,820,763
Nonelectric Operations	211,826	201,343
Construction Work in Progress	153,261	79,612
Total Gross Plant	2,225,444	2,101,718
Less Accumulated Depreciation and Amortization	748,219	713,904
Net Plant	1,477,225	1,387,814

Total Assets	$1,912,385	$1,818,683

See accompanying notes to consolidated financial statements.

Otter Tail Corporation
Consolidated Balance Sheets, December 31
(in thousands, except share data)	2016	2015

Liabilities and Equity

Current Liabilities
Short-Term Debt	$42,883	$80,672
Current Maturities of Long-Term Debt	33,201	52,422
Accounts Payable	89,350	89,499
Accrued Salaries and Wages	17,497	16,182
Accrued Taxes	16,000	14,827
Other Accrued Liabilities	15,377	15,416
Liabilities of Discontinued Operations	1,363	2,098
Total Current Liabilities	215,671	271,116

Pensions Benefit Liability	97,627	104,912
Other Postretirement Benefits Liability	62,571	48,730
Other Noncurrent Liabilities	21,706	23,854

Commitments and Contingencies (note 9)

Deferred Credits
Deferred Income Taxes	226,591	207,669
Deferred Tax Credits	22,849	24,506
Regulatory Liabilities	82,433	77,432
Other	7,492	11,595
Total Deferred Credits	339,365	321,202

Capitalization (page 66)
Long-Term Debt—Net	505,341	443,846

Cumulative Preferred Shares – Authorized 1,500,000 Shares Without Par Value; Outstanding – None	—	—

Cumulative Preference Shares – Authorized 1,000,000 Shares Without Par Value; Outstanding – None	—	—

Common Shares, Par Value $5 Per Share–Authorized, 50,000,000 Shares; Outstanding, 2016—39,348,136 Shares; 2015—37,857,186 Shares	196,741	189,286
Premium on Common Shares	337,684	293,610
Retained Earnings	139,479	126,025
Accumulated Other Comprehensive Loss	(3,800)	(3,898)
Total Common Equity	670,104	605,023

Total Capitalization	1,175,445	1,048,869

Total Liabilities and Equity	$1,912,385	$1,818,683

See accompanying notes to consolidated financial statements.

Otter Tail Corporation
Consolidated Statements of Income–For the Years Ended December 31
(in thousands, except per-share amounts)	2016	2015	2014

Operating Revenues
Electric	$427,349	$407,039	$407,629
Product Sales	376,190	372,765	391,633
Total Operating Revenues	803,539	779,804	799,262

Operating Expenses
Production Fuel – Electric	54,792	42,744	67,216
Purchased Power – Electric System Use	63,226	78,150	65,848
Electric Operation and Maintenance Expenses	151,225	140,768	141,936
Cost of Products Sold (depreciation included below)	295,222	295,032	308,069
Other Nonelectric Expenses	40,264	40,021	45,981
Depreciation and Amortization	73,445	60,363	58,074
Property Taxes – Electric	14,266	13,512	12,607
Total Operating Expenses	692,440	670,590	699,731

Operating Income	111,099	109,214	99,531

Interest Charges	31,886	31,160	29,648
Other Income	2,905	2,177	3,557
Income Before Income Taxes – Continuing Operations	82,118	80,231	73,440
Income Tax Expense – Continuing Operations	20,081	21,642	16,557
Net Income from Continuing Operations	62,037	58,589	56,883
Discontinued Operations
Income (Loss) – net of Income Tax Expense (Benefit) of $138 in 2016, ($1,539) in 2015 and $3,952 in 2014	284	(5,404)	6,445
Impairment Loss – net of Income Tax (Benefit) of $0 in 2015 and 2014	—	(1,000)	(5,605)
Gain on Disposition – net of Income Tax Expense of $4,530 in 2015	—	7,160	—
Net Income from Discontinued Operations	284	756	840
Total Net Income	$62,321	$59,345	$57,723

Average Number of Common Shares Outstanding–Basic	38,546	37,495	36,514
Average Number of Common Shares Outstanding–Diluted	38,731	37,668	36,753

Basic Earnings Per Common Share:
Continuing Operations	$1.61	$1.56	$1.56
Discontinued Operations	$0.01	$0.02	$0.02
	$1.62	$1.58	$1.58
Diluted Earnings Per Common Share:
Continuing Operations	$1.60	$1.56	$1.55
Discontinued Operations	$0.01	$0.02	$0.02
	$1.61	$1.58	$1.57
Dividends Declared Per Common Share	$1.25	$1.23	$1.21

See accompanying notes to consolidated financial statements.

Otter Tail Corporation
Consolidated Statements of Comprehensive Income–For the Years Ended December 31
(in thousands)	2016	2015	2014
Net Income	$62,321	$59,345	$57,723
Other Comprehensive Income (Loss):
Unrealized Loss on Available-for-Sale Securities:
Reversal of Previously Recognized Gains Realized on Sale of Investments and Included in Other Income During Period	(3)	(3)	(19)
Losses Arising During Period	(14)	(49)	(14)
Income Tax Benefit	6	18	12
Change in Unrealized Losses on Available-for-Sale Securities – net-of-tax	(11)	(34)	(21)
Pension and Postretirement Benefit Plans:
Actuarial (Losses) Gains Net of Regulatory Allocation Adjustment	(445)	510	(5,048)
Amortization of Unrecognized Postretirement Benefit Costs (note 11)	628	821	192
Income Tax (Expense) Benefit	(74)	(532)	1,942
Pension and Postretirement Benefit Plans – net-of-tax	109	799	(2,914)
Total Other Comprehensive Income (Loss)	98	765	(2,935)
Total Comprehensive Income	$62,419	$60,110	$54,788

See accompanying notes to consolidated financial statements.

Otter Tail Corporation
Consolidated Statements of Common Shareholders’ Equity
(in thousands, except common shares outstanding)	Common Shares Outstanding	Par Value, Common Shares	Premium on Common Shares	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)		Total Common Equity
Balance, December 31, 2013	36,271,696	$181,358	$255,759	$99,441	$(1,728	)(a)	$534,830
Common Stock Issuances, Net of Expenses	971,286	4,857	21,057				25,914
Common Stock Retirements	(24,929)	(125)	(465)				(590)
Net Income				57,723			57,723
Other Comprehensive Loss					(2,935)		(2,935)
Tax Benefit – Stock Compensation			302				302
Employee Stock Incentive Plan Expense			1,783				1,783
Common Dividends ($1.21 per share)				(44,261)			(44,261)
Balance, December 31, 2014	37,218,053	$186,090	$278,436	$112,903	$(4,663	)(a)	$572,766
Common Stock Issuances, Net of Expenses	690,485	3,453	14,715				18,168
Common Stock Retirements	(51,352)	(257)	(1,339)				(1,596)
Net Income				59,345			59,345
Other Comprehensive Income					765		765
Tax Benefit – Stock Compensation			82				82
Employee Stock Incentive Plan Expense			1,716				1,716
Common Dividends ($1.23 per share)				(46,223)			(46,223)
Balance, December 31, 2015	37,857,186	$189,286	$293,610	$126,025	$(3,898	)(a)	$605,023
Common Stock Issuances, Net of Expenses	1,494,618	7,473	38,490				45,963
Common Stock Retirements	(3,668)	(18)	(86)				(104)
Net Income				62,321			62,321
Other Comprehensive Income					98		98
Employee Stock Incentive Plan Expense			3,178				3,178
ASU 2016-09 Adoption			2,492	(623)			1,869
Common Dividends ($1.25 per share)				(48,244)			(48,244)
Balance, December 31, 2016	39,348,136	$196,741	$337,684	$139,479	$(3,800	)(a)	$670,104

(a) Accumulated Other Comprehensive Loss on December 31 is comprised of the following:
(in thousands)	2016	2015	2014
Unrealized (Loss) Gain on Marketable Equity Securities:
Before Tax	$(29)	$(12)	$40
Tax Effect	10	4	(14)
Unrealized (Loss) Gain on Marketable Equity Securities – net-of-tax	(19)	(8)	26
Unamortized Actuarial Losses and Prior Service Costs Related to Pension and Postretirement Benefits:
Before Tax	(6,300)	(6,484)	(7,815)
Tax Effect	2,519	2,594	3,126
Unamortized Actuarial Losses and Prior Service Costs Related to Pension and Postretirement Benefits – net-of-tax	(3,781)	(3,890)	(4,689)
Accumulated Other Comprehensive Loss:
Before Tax	(6,329)	(6,496)	(7,775)
Tax Effect	2,529	2,598	3,112
Net Accumulated Other Comprehensive Loss	$(3,800)	$(3,898)	$(4,663)

See accompanying notes to consolidated financial statements.

Otter Tail Corporation
Consolidated Statements of Cash Flows—For the Years Ended December 31
(in thousands)	2016	2015	2014
Cash Flows from Operating Activities
Net Income	$62,321	$59,345	$57,723
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Net Gain from Sale of Discontinued Operations	—	(7,160)	—
Net (Income) Loss from Discontinued Operations	(284)	6,404	(840)
Depreciation and Amortization	73,445	60,363	58,074
Deferred Tax Credits	(1,657)	(1,878)	(1,904)
Deferred Income Taxes	19,124	26,027	28,204
Change in Deferred Debits and Other Assets	(10,090)	11,407	(50,361)
Discretionary Contribution to Pension Fund	(10,000)	(10,000)	(20,000)
Change in Noncurrent Liabilities and Deferred Credits	14,685	20,524	58,442
Allowance for Equity/Other Funds Used During Construction	(857)	(1,303)	(1,543)
Change in Derivatives Net of Regulatory Deferral	—	(14,736)	519
Stock Compensation Expense – Equity Awards	3,178	1,716	1,783
Other—Net	7	(80)	601
Cash (Used for) Provided by Current Assets and Current Liabilities:
Change in Receivables	(944)	(1,746)	(4,647)
Change in Inventories	1,874	1,960	(12,577)
Change in Other Current Assets	(2,541)	(210)	(579)
Change in Payables and Other Current Liabilities	11,941	(15,150)	10,296
Change in Interest Payable and Income Taxes Receivable/Payable	3,339	(3,943)	2,578
Net Cash Provided by Continuing Operations	163,541	131,540	125,769
Net Cash Used in Discontinued Operations	(155)	(14,000)	(13,295)
Net Cash Provided by Operating Activities	163,386	117,540	112,474
Cash Flows from Investing Activities
Capital Expenditures	(161,259)	(160,084)	(163,582)
Proceeds from Disposal of Noncurrent Assets	4,837	3,590	2,467
Acquisition Purchase Price Cash Received (Paid)	1,500	(30,806)	—
Cash Used for Investments and Other Assets	(4,402)	(6,302)	(2,785)
Net Cash Used in Investing Activities – Continuing Operations	(159,324)	(193,602)	(163,900)
Net Proceeds from Sale of Discontinued Operations	—	39,401	—
Net Cash Used in Investing Activities – Discontinued Operations	—	(1,769)	(596)
Net Cash Used in Investing Activities	(159,324)	(155,970)	(164,496)
Cash Flows from Financing Activities
Change in Checks Written in Excess of Cash	(3,363)	2,857	1,236
Net Short-Term (Repayments) Borrowings	(37,789)	69,818	(40,341)
Proceeds from Issuance of Common Stock	44,435	14,233	26,259
Common Stock Issuance Expenses	(562)	(451)	(673)
Payments for Retirement of Capital Stock	(104)	(1,596)	(590)
Proceeds from Issuance of Long-Term Debt	130,000	—	150,000
Short-Term and Long-Term Debt Issuance Expenses	(888)	(312)	(856)
Payments for Retirement of Long-Term Debt	(87,547)	(212)	(41,088)
Dividends Paid and Other Distributions	(48,244)	(46,223)	(44,261)
Net Cash (Used in) Provided by Financing Activities – Continuing Operations	(4,062)	38,114	49,686
Net Cash Provided by Financing Activities – Discontinued Operations	—	316	1,178
Net Cash (Used in) Provided by Financing Activities	(4,062)	38,430	50,864
Net Change in Cash and Cash Equivalents – Discontinued Operations	—	—	(849)
Net Change in Cash and Cash Equivalents	—	—	(2,007)
Cash and Cash Equivalents at Beginning of Period	—	—	2,007
Cash and Cash Equivalents at End of Period	$—	$—	$—

See accompanying notes to consolidated financial statements.

Otter Tail Corporation
Consolidated Statements of Capitalization, December 31
(in thousands, except share data)	2016	2015
Short-Term Debt
Otter Tail Corporation Credit Agreement	$—	$59,666
Otter Tail Power Company Credit Agreement	42,883	21,006
Total Short-Term Debt	$42,883	$80,672

Long-Term Debt
Obligations of Otter Tail Corporation
9.000% Notes, due December 15, 2016	$—	$52,330
Term Loan, LIBOR plus 0.90%, due February 5, 2018	15,000	—
3.55% Guaranteed Senior Notes, due December 15, 2026	80,000	—
North Dakota Development Note, 3.95%, due April 1, 2018	106	182
Partnership in Assisting Community Expansion (PACE) Note, 2.54%, due March 18, 2021	836	977
Total – Otter Tail Corporation	95,942	53,489
Less: Current Maturities—net of Unamortized Debt Issuance Costs	231	52,422
Unamortized Long-Term Debt Issuance Costs	539	122
Total Otter Tail Corporation Long-Term Debt net of Unamortized Debt Issuance Costs	95,172	945

Obligations of Otter Tail Power Company
Senior Unsecured Notes 5.95%, Series A, due August 20, 2017	33,000	33,000
Senior Unsecured Notes 4.63%, due December 1, 2021	140,000	140,000
Senior Unsecured Notes 6.15%, Series B, due August 20, 2022	30,000	30,000
Senior Unsecured Notes 6.37%, Series C, due August 20, 2027	42,000	42,000
Senior Unsecured Notes 4.68%, Series A, due February 27, 2029	60,000	60,000
Senior Unsecured Notes 6.47%, Series D, due August 20, 2037	50,000	50,000
Senior Unsecured Notes 5.47%, Series B, due February 27, 2044	90,000	90,000
Total – Otter Tail Power Company	445,000	445,000
Less: Current Maturities—net of Unamortized Debt Issuance Costs	32,970	—
Unamortized Long-Term Debt Issuance Costs	1,861	2,099
Total Otter Tail Power Company Long-Term Debt net of Unamortized Debt Issuance Costs	410,169	442,901

Total Consolidated Long-Term Debt	540,942	498,489
Less: Current Maturities—net of Unamortized Debt Issuance Costs	33,201	52,422
Unamortized Long-Term Debt Issuance Costs	2,400	2,221
Total Consolidated Long-Term Debt net of Unamortized Debt Issuance Costs	505,341	443,846
Cumulative Preferred Shares—Without Par Value, Authorized 1,500,000 Shares; Outstanding: None
Cumulative Preference Shares–Without Par Value, Authorized 1,000,000 Shares; Outstanding: None
Total Common Shareholders’ Equity	670,104	605,023
Total Capitalization	$1,175,445	$1,048,869

See accompanying notes to consolidated financial statements.

Otter Tail Corporation

Notes to Consolidated Financial Statements

For the years ended December 31, 2016, 2015 and 2014

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

Plant, Retirements and Depreciation

Utility plant is stated at original cost. The cost of additions includes contracted work, direct labor and materials, allocable overheads and allowance for funds used during construction. The amount of interest capitalized on electric utility plant was $495,000 in 2016, $723,000 in 2015 and $689,000 in 2014. The cost of depreciable units of property retired less salvage is charged to accumulated depreciation. Removal costs, when incurred, are charged against the accumulated reserve for estimated removal costs, a regulatory liability. Maintenance, repairs and replacement of minor items of property are charged to operating expenses. The provisions for utility depreciation for financial reporting purposes are made on the straight-line method based on the estimated remaining service lives of the properties (5 to 82 years). Such provisions as a percent of the average balance of depreciable electric utility property were 2.88% in 2016, 2.61% in 2015 and 2.89% in 2014. Gains or losses on group asset dispositions are taken to the accumulated provision for depreciation reserve and impact current and future depreciation rates.

Property and equipment of nonelectric operations are carried at historical cost or at the then-current replacement cost if acquired in a business combination, and are depreciated on a straight-line basis over the assets’ estimated useful lives (3 to 40 years). The cost of additions includes contracted work, direct labor and materials, allocable overheads and capitalized interest. No interest was capitalized on nonelectric plant in 2016, 2015 or 2014. Maintenance and repairs are expensed as incurred. Gains or losses on asset dispositions are included in the determination of operating income.

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

Jointly Owned Facilities

OTP is a joint owner in two coal-fired steam-powered electric generation plants: Big Stone Plant near Big Stone City, South Dakota and Coyote Station near Beulah, North Dakota. OTP is also a joint owner, with other regional utilities, in three major in-service transmission lines and two additional major transmission lines under construction. The following table provides OTP’s ownership percentages and amounts included in the Company’s December 31, 2016 and 2015 consolidated balance sheets for OTP’s share of jointly owned assets in each of these jointly owned facilities:

Jointly Owned Facilities (dollars in thousands)	OTP Ownership Percentage	Electric Plant in Service	Construction Work in Progress	Accumulated Depreciation	Net Plant
December 31, 2016
Big Stone Plant	53.9%	$328,809	$23	$(65,665)	$263,167
Coyote Station	35.0%	176,315	113	(101,499)	74,929
Fargo-Monticello 345 kV line	14.2%	78,298	—	(3,511)	74,787
Brookings-Southeast Twin Cities 345 kV line[1]	4.8%	26,406	—	(924)	25,482
Bemidji-Grand Rapids 230 kV line	14.8%	16,331	—	(1,573)	14,758
Big Stone South to Brookings 345 kV line[1]	50.0%	—	45,050	—	45,050
Big Stone South to Ellendale 345 kV line[1]	50.0%	—	49,160	—	49,160
December 31, 2015
Big Stone Plant	53.9%	$327,474	$(305)	$(57,641)	$269,528
Coyote Station	35.0%	165,497	7,405	(103,822)	69,080
Fargo-Monticello 345 kV line	14.2%	78,272	—	(2,213)	76,059
Brookings-Southeast Twin Cities 345 kV line[1]	4.8%	26,189	—	(486)	25,703
Bemidji-Grand Rapids 230 kV line	14.8%	16,331	—	(1,233)	15,098
Big Stone South to Brookings 345 kV line[1]	50.0%	—	14,210	—	14,210
Big Stone South to Ellendale 345 kV line[1]	50.0%	—	8,335	—	8,335
[1]	Midcontinent Independent System Operator, Inc. (MISO) Multi-Value Project (MVP) designation provides for a return on invested funds while under construction under the MISO Open Access Transmission, Energy and Operating Reserve Markets Tariff (MISO Tariff).

The Company’s share of direct revenue and expenses of the jointly owned facilities is included in operating revenue and expenses in the consolidated statements of income.

Coyote Station Lignite Supply Agreement – Variable Interest Entity—In October 2012, the Coyote Station owners, including OTP, entered into a lignite sales agreement (LSA) with Coyote Creek Mining Company, L.L.C. (CCMC), a subsidiary of The North American Coal Corporation, for the purchase of lignite coal to meet the coal supply requirements of Coyote Station for the period beginning in May 2016 and ending in December 2040. The price per ton paid by the Coyote Station owners under the LSA reflects the cost of production, along with an agreed profit and capital charge. CCMC was formed for the purpose of mining coal to meet the coal fuel supply requirements of Coyote Station from May 2016 through December 2040 and, based on the terms of the LSA, is considered a variable interest entity (VIE) due to the transfer of all operating and economic risk to the Coyote Station owners, as the agreement is structured so that the price of the coal would cover all costs of operations as well as future reclamation costs. The Coyote Station owners are also providing a guarantee of the value of the assets of CCMC as they would be required to buy certain assets at book value should they terminate the contract prior to the end of the contract term and are providing a guarantee of the value of the equity of CCMC in that they are required to buy the entity at the end of the contract term at equity value. Under current accounting standards, the primary beneficiary of a VIE is required to include the assets, liabilities, results of operations and cash flows of the VIE in its consolidated financial statements. No single owner of Coyote Station owns a majority interest in Coyote Station and none, individually, has the power to direct the activities that most significantly impact CCMC. Therefore, none of the owners individually, including OTP, is considered a primary beneficiary of the VIE and the Company is not required to include CCMC in its consolidated financial statements.

If the LSA terminates prior to the expiration of its term or the production period terminates prior to December 31, 2040 and the Coyote Station owners purchase all of the outstanding membership interests of CCMC as required by the LSA, the owners will satisfy, or (if permitted by CCMC’s applicable lender) assume, all of CCMC’s obligations owed to CCMC’s lenders under its loans and leases. The Coyote Station owners have limited rights to assign their rights and obligations under the LSA without the consent of CCMC’s lenders during any period in which CCMC’s obligations to its lenders remain outstanding. Coyote Station started taking delivery of coal and paying for coal and accumulated development fees and capital charges under the LSA in May 2016. In the event the contract is terminated because regulations or legislation render the burning of coal cost prohibitive and the assets worthless, OTP’s maximum exposure to loss as a result of its involvement with CCMC as of December 31, 2016 could be as high as $60.6 million, OTP’s 35% share of unrecovered costs.

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

Revenue Recognition

Due to the diverse business operations of the Company, revenue recognition depends on the product produced and sold or service performed. The Company recognizes revenue when the earnings process is complete, evidenced by an agreement with the customer, there has been delivery and acceptance, the price is fixed or determinable and collectability is reasonably assured. In cases where significant obligations remain after delivery, revenue recognition is deferred until such obligations are fulfilled. Provisions for sales returns are recorded at the time of the sale based on historical information and current trends. In the case of derivative instruments, such as OTP’s 2015 forward energy contracts, marked-to-market and realized gains and losses are recognized on a net basis in revenue in accordance with ASC Topic 815, Derivatives and Hedging (ASC 815). Gains and losses on forward energy contracts subject to regulatory treatment, if any, have been deferred and recognized on a net basis in revenue in the period realized.

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

Warranty Reserves

Certain products sold by the Company’s manufacturing and plastics companies carry product warranties for one year after the shipment date. These companies’ standard product warranty terms generally include post-sales support and repairs or replacement of a product at no additional charge for a specified period of time. While these companies engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of their component suppliers, they base their estimated warranty obligations on warranty terms, ongoing product failure rates, repair costs, product call rates, average cost per call, and current period product shipments. The Company’s manufacturing and plastics companies have not incurred any significant warranty costs over the last three fiscal years in continuing operations.

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

Cash Equivalents

The Company considers all highly liquid debt instruments purchased with maturity of 90 days or less to be cash equivalents.

Investments

The following table provides a breakdown of the Company’s investments at December 31:

(in thousands)	2016	2015
Cost Method:
Economic Development Loan Pools	$54	$81
Other	115	2,088
Equity Method Partnerships	23	22
Marketable Securities Classified as Available-for-Sale	8,225	8,093
Total Investments	$8,417	$10,284
Less: Aevenia, Inc. (AEV, Inc.) Escrow Funds Reported Under Other Current Assets	—	(1,500)
Foley Company (Foley) Escrow Funds Reported Under Other Current Assets	—	(500)
Investments	$8,417	$8,284

The Company’s marketable securities classified as available-for-sale are held for insurance purposes and are reflected at their fair values on December 31, 2016. See further discussion below.

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

The following tables present, for each of the hierarchy levels, the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2016 and December 31, 2015:

December 31, 2016 (in thousands)	Level 1	Level 2	Level 3
Assets:
Investments:
Corporate Debt Securities – Held by Captive Insurance Company		$5,280
Government-Backed and Government-Sponsored Enterprises’ Debt Securities – Held by Captive Insurance Company		2,945
Other Assets:
Money Market and Mutual Funds – Nonqualified Retirement Savings Plan	$849
Total Assets	$849	$8,225

December 31, 2015 (in thousands)	Level 1	Level 2	Level 3
Assets:
Current Assets – Other:
Money Market Escrow Accounts – AEV, Inc. and Foley Company Dispositions	$2,000
Investments:
Government-Backed and Government-Sponsored Enterprises’ Debt Securities – Held by Captive Insurance Company		$4,235
Corporate Debt Securities – Held by Captive Insurance Company		3,858
Other Assets:
Money Market and Mutual Funds – Nonqualified Retirement Savings Plan	196
Total Assets	$2,196	$8,093
Liabilities:
Other Accrued Liabilities:
Derivative Liabilities – Forward Gasoline Purchase Contracts		$199
Total Liabilities		$199

The valuation techniques and inputs used for the Level 2 fair value measurements in the table above are as follows:

Forward Gasoline Purchase Contracts –These contracts were priced based on NYMEX quoted prices for Reformulated Blendstock for Oxygenate Blending (RBOB) Gasoline contracts. Prices used for the fair valuation of these contracts are based on NYMEX daily reporting date quoted prices for RBOB contracts with the same settlement periods. As of December 31, 2016 OTP held, and currently holds, no RBOB contracts.

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

Inventories

Electric segment inventories are reported at average cost. The Manufacturing and Plastics segments’ inventories are stated at the lower of average cost or market. Inventories consist of the following at December 31:

(in thousands)	2016	2015
Finished Goods	$27,755	$25,971
Work in Process	11,754	12,821
Raw Material, Fuel and Supplies	44,231	46,624
Total Inventories	$83,740	$85,416

Goodwill and Other Intangible Assets

The Company accounts for goodwill and other intangible assets in accordance with the requirements of ASC Topic 350, Intangibles—Goodwill and Other, measuring its goodwill for impairment annually in the fourth quarter, and more often when events indicate the assets may be impaired. The Company does qualitative assessments of its reporting units with recorded goodwill to determine if it is more likely than not that the fair value of the reporting unit exceeds its book value. The Company also does quantitative assessments of its reporting units with recorded goodwill to determine the fair value of the reporting unit.

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

On September 1, 2015 Miller Welding & Iron Works, Inc. (BTD-Illinois), a wholly owned subsidiary of BTD Manufacturing, Inc. (BTD), acquired the assets of Impulse Manufacturing, Inc. (Impulse) of Dawsonville, Georgia. The acquired business operates under the name BTD-Georgia. Based on the preliminary purchase price allocation, the difference in the fair value of assets acquired and the price paid for Impulse resulted in an initial estimate of acquired goodwill of $8.2 million. A final determination of the purchase price was agreed to in June 2016 resulting in a $2.2 million reduction in acquired goodwill in June 2016. See note 2 to the Company’s consolidated financial statements for more information.

The following tables summarize changes to goodwill by business segment during 2016 and 2015:

(in thousands)	Gross Balance December 31, 2015	Accumulated Impairments	Balance (net of impairments) December 31, 2015	Adjustments to Goodwill in 2016	Balance (net of impairments) December 31, 2016
Manufacturing	$20,430	$—	$20,430	$(2,160)	$18,270
Plastics	19,302	—	19,302	—	19,302
Total	$39,732	$—	$39,732	$(2,160)	$37,572

(in thousands)	Gross Balance December 31, 2014	Accumulated Impairments	Balance (net of impairments) December 31, 2014	Adjustments and Additions to Goodwill in 2015	Balance (net of impairments) December 31, 2015
Manufacturing	$12,186	$—	$12,186	$8,244	$20,430
Plastics	19,302	—	19,302	—	19,302
Total	$31,488	$—	$31,488	$8,244	$39,732

Intangible assets with finite lives are amortized over their estimated useful lives and reviewed for impairment in accordance with requirements under ASC Topic 360-10-35, Property, Plant, and Equipment—Overall—Subsequent Measurement. With the purchase of BTD-Georgia on September 1, 2015, the Company acquired customer relationships valued at $4,870,000 to be amortized over 20 years and the seller entered into a covenant not to compete valued at $620,000 to be amortized over three years. The final purchase price adjustment agreed to in June 2016 resulted in an $810,000 increase in the fair value of acquired customer relationships and a $30,000 reduction in the fair value of the covenant not to compete. The changes in the value of these intangibles had an insignificant impact on the Company’s consolidated net income in 2016 related to a change in amortization expense that would have been recorded in 2015 had the adjusted asset values been established on acquisition in 2015. See note 2 to the Company’s consolidated financial statements for more information.

The following table summarizes the components of the Company’s intangible assets at December 31, 2016 and December 31, 2015:

December 31, 2016 (in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Amortization Periods
Amortizable Intangible Assets:
Customer Relationships	$22,491	$7,861	$14,630	36-224 months
Covenant not to Compete	590	262	328	20 months
Total	$23,081	$8,123	$14,958

December 31, 2015 (in thousands)
Amortizable Intangible Assets:
Customer Relationships	$21,681	$6,714	$14,967	48-236 months
Covenant not to Compete	620	69	551	32 months
Other Intangible Assets	639	543	96	9 months
Emission Allowances	59	NA	59	Expensed as used
Total	$22,999	$7,326	$15,673

The amortization expense for these intangible assets was:

(in thousands)	2016	2015	2014
Amortization Expense – Intangible Assets	$1,436	$1,127	$977

The estimated annual amortization expense for these intangible assets for the next five years is:

(in thousands)	2017	2018	2019	2020	2021
Estimated Amortization Expense – Intangible Assets	$1,330	$1,264	$1,133	$1,099	$1,099

Supplemental Disclosures of Cash Flow Information

	As of December 31,
(in thousands)	2016	2015
Noncash Investing Activities:
Transactions Related to Capital Additions not Settled in Cash	$13,533	$20,371

(in thousands)	2016	2015	2014
Cash Paid (Received) During the Year for:
Interest (net of amount capitalized)	$31,269	$30,512	$26,364
Income Taxes	$(1,291)	$7,322	$145

New Accounting Standards

Accounting Standards Update (ASU) 2014-09—In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASC 606). ASC 606 is a comprehensive, principles-based accounting standard which amends current revenue recognition guidance with the objective of improving revenue recognition requirements by providing a single comprehensive model to determine the measurement of revenue and the timing of revenue recognition. ASC 606 also requires expanded disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.

Amendments to the ASC in ASU 2014-09, as amended, are effective for fiscal years beginning after December 15, 2017. Early adoption is permitted, but not any earlier than January 1, 2017. Application methods permitted are: (1) full retrospective, (2) retrospective using one or more practical expedients and (3) retrospective with the cumulative effect of initial application recognized at the date of initial application. As of December 31, 2016 the Company has reviewed its revenue streams and contracts to determine areas where the amendments in ASU 2014-09 will be applicable and is evaluating transition options. Based on review of the Company’s revenue streams, the Company does not anticipate a significant change in the levels or timing of revenue recognition over an annual or interim period as a result of the adoption of ASU 2014-09, with the exception of the treatment of contributions in aid of construction in the Electric segment on which consensus treatment has not been determined and guidance has not been provided. Currently, the Company reduces its investment in fixed assets for the amount of these contributions. Should the Company be required to recognize these contributions as revenue under ASU 2014-09, it could result in a significant increase in reported revenues and expenses. Adoption of ASU

2014-09 will result in additional disclosures related to the nature, timing and certainty of revenues and any contract assets or liabilities that may be required to be reported under the updated standard. The Company does not plan to adopt the updated guidance prior to January 1, 2018.

ASU 2015-03—In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03), which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for interim and annual reporting periods beginning after December 15, 2015 and must be applied retrospectively to balance sheets presented for periods prior to adoption. The Company adopted the updated standards in ASU 2015-03 in the first quarter of 2016. In conjunction with implementing this update, the Company is reclassifying the remaining balance of unamortized line of credit issuance costs from the deferred debit section of its consolidated balance sheet to other assets, eliminating the deferred debits section of its consolidated balance sheet and displaying long-term regulatory assets as a separate line item on its consolidated balance sheet. The effects of applying the guidance in ASU 2015-03 retrospectively to the Company’s December 31, 2015 consolidated balance sheet and statement of capitalization and of the associated reclassification of unamortized line of credit issuance costs are shown in the following table:

(in thousands)	December 31, 2015 Previously Stated	Adjustments	December 31, 2015 Adjusted
Other Assets	$31,108	$1,676	$32,784
Unamortized Debt Expense	3,897	(3,897)	—
Total Assets	1,820,904	(2,221)	1,818,683

Current Liabilities
Current Maturities of Long-Term Debt	52,544	(122)	52,422
Total Current Liabilities	271,238	(122)	271,116
Capitalization
Long-Term Debt—Net	445,945	(2,099)	443,846
Total Capitalization	1,050,968	(2,099)	1,048,869
Total Liabilities and Equity	1,820,904	(2,221)	1,818,683

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

ASU 2015-16—In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments (ASU 2015-16), which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in ASU 2015-16 require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in ASU 2015-16 are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years and should be applied prospectively to adjustments to provisional amounts that occur after the effective date, with earlier application permitted for financial statements that have not been issued. The Company elected to adopt the updated standard in the fourth quarter of 2015 in order to apply the updates to its recent acquisition of BTD-Georgia. Adoption of the updated standard did not have a material impact on the Company’s consolidated financial statements. The early adoption of the standard alleviated the need for prior period adjustments of income related to the BTD-Georgia acquisition purchase price adjustment recorded in June 2016. See note 2 to the Company’s consolidated financial statements for more information.

ASU 2016-02—In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02). ASU 2016-02 is a comprehensive amendment of the ASC, creating Topic 842, which will supersede the current requirements under ASC Topic 840 on leases and require the recognition of lease assets and lease liabilities on the balance sheet and the disclosure of key information about leasing arrangements. Topic 842 affects any entity that enters into a lease, with some specified scope exemptions. The main difference between previous Generally Accepted Accounting Principles in the United States (GAAP) and Topic 842 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. Topic 842 retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous guidance. Topic 842 also requires qualitative and specific quantitative disclosures by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the amendments in ASU 2016-02 is permitted. The Company is currently reviewing ASU 2016-02, identifying key impacts to its businesses to determine areas where the amendments in ASU 2016-02 will be applicable and evaluating transition options. The Company does not currently plan to apply the amendments in ASU 2016-02 to its consolidated financial statements prior to 2019.

ASU 2016-09— In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09), which is intended to improve and simplify accounting and reporting requirements related to stock-based compensation programs. The amendments in ASU 2016-09 change how companies account for certain aspects of share-based payments to employees, including: (1) changing award classifications from liability to equity as a result of an increase in the permitted level of share withholding to cover income taxes to satisfy statutory income tax withholding requirements on the awards, (2) recognizing excess tax benefits as an adjustment to income tax expense when the awards vest rather than directly adjusting stockholders' equity, and (3) introducing an accounting policy election that permits reporting entities to elect to account for forfeitures as they occur. The amendments in ASU 2016-09 are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted.

In the fourth quarter of 2016, the Company elected to early adopt the updates in ASU 2016-09. The withholding provisions in the award agreements applicable to the Company’s outstanding performance awards granted to executive officers in 2014, 2015 and 2016 allow for withholding up to the maximum statutory tax rates in the applicable jurisdictions. The updates in ASU 2016-09 result in these awards being classified as equity awards rather than liability awards, requiring the amount of expense recognized for these awards to be based on the grant-date fair value of the awards rather than the reporting-date fair value of the awards. The reporting-date fair values of the 2014 and 2015 awards outstanding on December 31, 2015 were less than the grant-date fair values of the awards. On adoption of the updates in ASU 2016-09 in the fourth quarter of 2016, the difference in expense that would have been recognized related to the outstanding 2014 and 2015 awards in 2014 and 2015 had the awards been classified as equity awards instead of liability awards results in a cumulative-effect net-of-tax adjustment to retained earnings of $623,000, with related adjustments to unvested restricted stock liability, deferred tax and miscellaneous paid-in capital accounts, effective as of January 1, 2016, as illustrated below:

Balance Sheet Account Affected, Effective January 1, 2016	Debit	Credit
Adjustment to Retained Earnings	$623,000
Long-Term Incentive Payable	$1,453,000
Deferred Taxes	$416,000
Miscellaneous Paid-In Capital		$2,492,000

The impact of adopting the updates in ASU 2016-09 effective January 1, 2016 on 2016 interim reporting periods was not material.

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

In the fourth quarter of 2015, the Company elected to early adopt ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, which requires that an acquirer in a business combination recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The purchase price adjustment agreed to in June 2016 resulted in a $2.2 million reduction to the value of acquired goodwill, a $0.8 million increase in the fair value of acquired customer relationships and a $0.1 million increase in acquired liabilities. The changes in the value of customer relationships had an immaterial impact on the Company’s consolidated net income in 2016 related to a change in amortization expense that would have been recorded in 2015 had the adjusted asset values been established on acquisition in 2015.

The Company acquired no new businesses in 2016 or 2014.

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

The results of operations of the Company’s recently disposed businesses are reported as discontinued operations in the Company’s consolidated financial statements as of and for the years ended December 31, 2016, 2015 and 2014, and are summarized in note 16 to consolidated financial statements.

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

No single customer accounted for over 10% of the Company’s consolidated revenues in 2016, 2015 and 2014. All of the Company’s long-lived assets are within the United States and sales within the United States accounted for 98.6% of sales in 2016, 97.1% of sales in 2015 and 95.9% of sales in 2014.

The Company evaluates the performance of its business segments and allocates resources to them based on segment net income contribution and return on total invested capital. Information on continuing operations for the business segments for 2016, 2015 and 2014 is presented in the following table:

(in thousands)	2016	2015	2014
Operating Revenue
Electric	$427,383	$407,131	$407,743
Manufacturing	221,289	215,011	219,583
Plastics	154,901	157,758	172,050
Intersegment Eliminations	(34)	(96)	(114)
Total	$803,539	$779,804	$799,262
Cost of Products Sold
Manufacturing	$171,732	$171,956	$169,033
Plastics	123,496	123,085	139,081
Intersegment Eliminations	(6)	(9)	(45)
Total	$295,222	$295,032	$308,069
Other Nonelectric Expenses
Manufacturing	$21,994	$21,115	$23,340
Plastics	9,402	9,850	9,292
Corporate	8,896	9,143	13,418
Intersegment Eliminations	(28)	(87)	(69)
Total	$40,264	$40,021	$45,981
Depreciation and Amortization
Electric	$53,743	$44,786	$44,076
Manufacturing	15,794	11,853	10,518
Plastics	3,861	3,552	3,364
Corporate	47	172	116
Total	$73,445	$60,363	$58,074
Operating Income (Loss)
Electric	$90,131	$87,171	$76,060
Manufacturing	11,769	10,086	16,692
Plastics	18,142	21,272	20,313
Corporate	(8,943)	(9,315)	(13,534)
Total	$111,099	$109,214	$99,531

(in thousands)	2016	2015	2014
Interest Charges
Electric	$25,069	$24,371	$23,322
Manufacturing	3,859	3,560	3,243
Plastics	1,034	1,026	1,043
Corporate and Intersegment Eliminations	1,924	2,203	2,040
Total	$31,886	$31,160	$29,648
Income Tax Expense (Benefit) – Continuing Operations
Electric	$16,366	$16,067	$11,029
Manufacturing	2,276	2,299	4,117
Plastics	6,538	8,187	7,301
Corporate	(5,099)	(4,911)	(5,890)
Total	$20,081	$21,642	$16,557
Net Income (Loss)
Electric	$49,829	$48,370	$43,684
Manufacturing	5,694	4,247	9,361
Plastics	10,628	12,108	12,085
Corporate	(4,114)	(6,136)	(8,247)
Discontinued Operations	284	756	840
Total	$62,321	$59,345	$57,723
Capital Expenditures
Electric	$149,648	$135,572	$148,719
Manufacturing	8,429	20,295	11,252
Plastics	3,085	4,206	3,567
Corporate	97	11	44
Total	$161,259	$160,084	$163,582
Identifiable Assets
Electric	$1,622,231	$1,520,887	$1,438,791
Manufacturing	166,525	173,860	128,608
Plastics	84,592	81,624	86,650
Corporate	39,037	42,312	36,508
Assets of Discontinued Operations	—	—	47,559
Total	$1,912,385	$1,818,683	$1,738,116

3. Rate and Regulatory Matters

Below are descriptions of OTP’s major capital expenditure projects and use of reagents and emission allowances that have had, or will have, a significant impact on OTP’s revenue requirements, rates and alternative revenue recovery mechanisms, followed by summaries of specific electric rate or rider proceedings with the Minnesota Public Utilities Commission (MPUC), the North Dakota Public Service Commission (NDPSC), the South Dakota Public Utilities Commission (SDPUC) and the FERC, impacting OTP’s revenues in 2016, 2015 and 2014.

Major Capital Expenditure Projects

The Big Stone South – Brookings MVP and CapX2020 Project—This 345 kiloVolt (kV) transmission line, currently under construction, will extend approximately 70 miles between a substation near Big Stone City, South Dakota and the Brookings County Substation near Brookings, South Dakota. OTP and Northern States Power – MN (NSP MN), a subsidiary of Xcel Energy Inc., jointly developed this project and the parties will have equal ownership interest in the transmission line portion of the project. MISO approved this project as an MVP under the MISO Tariff in December 2011. MVPs are designed to enable the region to comply with energy policy mandates and to address reliability and economic issues affecting multiple areas within the MISO region. The cost allocation is designed to ensure the costs of transmission projects with regional benefits are properly assigned to those who benefit. Construction began on this line in the third quarter of 2015 and the line is expected to be in service in fall 2017.

The Big Stone South – Ellendale MVP—This is a 345 kV transmission line that will extend 163 miles between a substation near Big Stone City, South Dakota and a substation near Ellendale, North Dakota. OTP jointly developed this project with Montana-Dakota Utilities Co., a division of MDU Resources Group, Inc. (MDU), and the parties will have equal ownership interest in the transmission line portion of the project. MISO approved this project as an MVP under the MISO Tariff in December 2011. Construction began on this line in the second quarter of 2016 and is expected to be completed in 2019.

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

Big Stone Plant Air Quality Control System (AQCS)— OTP completed construction and testing of the Big Stone Plant AQCS in the fourth quarter of 2015 and placed the AQCS into commercial operation on December 29, 2015. OTP’s capitalized cost of the project, excluding allowance for funds used during construction, was approximately $200 million.

Recovery of OTP’s major transmission investments is through the MISO Tariff (several as MVPs) and, currently, Minnesota, North Dakota and South Dakota Transmission Cost Recovery (TCR) Riders.

Reagent Costs

OTP’s systemwide costs for reagents are expected to increase to approximately $2.2 million annually through May 2021 when Hoot Lake Plant is expected to be retired. The Minnesota, North Dakota and South Dakota share of costs are approximately 50%, 40% and 10%, respectively. Reagent costs for the Big Stone Plant AQCS and Coyote Station and Hoot Lake Plant Mercury and Air Toxics Standards (MATS) were initially incurred in 2015 when projects went into service.

Minnesota

2016 General Rate Case—On February 16, 2016 OTP filed a request with the MPUC for an increase in revenue recoverable under general rates in Minnesota. In its filing, OTP requested an allowed rate of return on rate base of 8.07% and an allowed rate of return on equity of 10.4% based on an equity ratio of 52.5% of total capital. On April 14, 2016 the MPUC issued an order approving an interim rate increase of 9.56% to the base rate portion of customers’ bills effective April 16, 2016, as modified and subject to refund. The request and interim rate information is detailed in the table below:

($ in thousands)	Annualized or Test Year	Actual Through December 31, 2016
Revenue Increase Requested	$19,296
Increase Percentage Requested	9.80%
Jurisdictional Rate Base	$483,000
Interim Revenue Increase (subject to refund)	$16,816	$10,976

The major components of the requested rate increase are summarized below:

Revenue Requirement Deficiency Cost Factors (in thousands)	2016 Test Year Allocation
Increased Rate Base	$10,000
Increased Expenses	7,700
Other	1,596
Total Requested Revenue Increase	$19,296
Excluded from Interim Rates: Rate Base Effect of Prepaid Pension Asset	(2,480)
Approved Interim Revenue Increase (subject to refund)	$16,816

The deadline for submission of intervenor direct testimony was August 16, 2016. Direct testimony of the Minnesota Department of Commerce (MNDOC) included a recommendation for an 8.87% allowed rate of return on equity, and direct testimony of the Minnesota Office of the Attorney General (OAG) included a recommendation for a 6.96% allowed rate of return on equity. In response, in rebuttal testimony, OTP modified its request to provide for an allowed rate of return on equity of 10.05%. In rebuttal testimony, the MNDOC revised its recommendation to an 8.66% allowed rate of return on equity, and the Minnesota OAG revised its recommendation to a 7.14% allowed rate of return on equity. Hearings before the Administrative Law Judge (ALJ) occurred in October 2016. On January 5, 2017 the ALJ issued his report which included a recommendation for a 9.54% allowed rate of return on equity.

Based on OTP’s modifications to its original request and other expected outcomes in the aforementioned rate case, OTP has recorded an estimated interim rate refund of $3.6 million as of December 31, 2016. Oral arguments before the MPUC are expected to occur in late February 2017. The MPUC is expected to make its final decision in March 2017 and issue its written order in spring 2017.

2010 General Rate Case—OTP’s most recently completed general rate increase in Minnesota of approximately $5.0 million, or 1.6%, was granted by the MPUC in an order issued on April 25, 2011 and effective October 1, 2011. Pursuant to the order, OTP’s allowed rate of return on rate base increased from 8.33% to 8.61% and its allowed rate of return on equity increased from 10.43% to 10.74%.

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

Based on results from the 2015 MNCIP program year, OTP recognized a financial incentive of $4.2 million. The 2015 MNCIP program resulted in an approximate 39% increase in energy savings compared to 2014 program results. On April 1, 2016 OTP requested approval for recovery of its 2015 MNCIP program costs not included in base rates, a $4.3 million financial incentive and an update to the MNCIP surcharge from the MPUC. On July 19, 2016 the MPUC issued an order approving OTP’s request with an effective date of October 1, 2016.

Based on results from the 2016 MNCIP program year, OTP recognized a financial incentive of $5.1 million in 2016. The 2016 program resulted in an approximate 18% increase in energy savings compared to 2015 program results. OTP will request approval for recovery of its 2016 MNCIP program costs not included in base rates, a $5.1 million financial incentive and an update to the MNCIP surcharge from the MPUC by April 1, 2017.

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

Transmission Cost Recovery Rider—The Minnesota Public Utilities Act (the MPU Act) provides a mechanism for automatic adjustment outside of a general rate proceeding to recover the costs of new transmission facilities that have been previously approved by the MPUC in a Certificate of Need (CON) proceeding, certified by the MPUC as a Minnesota priority transmission project, made to transmit the electricity generated from renewable generation sources ultimately used to provide service to the utility's retail customers, or exempt from the requirement to obtain a Minnesota CON. The MPUC may also authorize cost recovery via such TCR riders for charges incurred by a utility under a federally approved tariff that accrue from other transmission owners’ regionally planned transmission projects that have been determined by the MISO to benefit the utility or integrated transmission system. The MPU Act also authorizes TCR riders to recover the costs of new transmission facilities approved by the regulatory commission of the state in which the new transmission facilities are to be constructed, to the extent approval is required by the laws of that state, and determined by the MISO to benefit the utility or integrated transmission system. Finally, under certain circumstances, the MPU Act also authorizes TCR riders to recover the costs associated with distribution planning and investments in distribution facilities to modernize the utility grid. Such TCR riders allow a return on investment at the level approved in a utility’s last general rate case. Additionally, following approval of the rate schedule, the MPUC may approve annual rate adjustments filed pursuant to the rate schedule.

MISO regional cost allocation allows OTP to recover some of the costs of its transmission investment from other MISO customers.

OTP filed an annual update to its Minnesota TCR rider on February 7, 2013 to include three new projects as well as updated costs associated with existing projects. In a written order issued on March 10, 2014, the MPUC approved OTP’s 2013 TCR rider update but found capitalized internal costs, costs in excess of CON estimates and a carrying charge ineligible for recovery through the TCR rider. These items were removed from OTP’s Minnesota TCR rider effective March 1, 2014. OTP is seeking recovery of the capitalized internal costs and costs in excess of CON estimates in its current general rate case filing in Minnesota. In response to the MPUC’s approval of OTP’s annual TCR update, OTP submitted a compliance filing in April 2014 reflecting the TCR rider revenue requirements changes relating to the MPUC’s ruling and requesting no rate change be implemented at the time. The MPUC approved OTP’s compliance filing on June 19, 2014. On February 18, 2015 the MPUC approved OTP’s 2014 TCR rider annual update with an effective date of March 1, 2015. OTP filed an annual update to its Minnesota TCR rider on September 30, 2015 requesting revenue recovery of approximately $7.8 million. A supplemental filing to the update was made on December 21, 2015 to address an issue surrounding the proration of accumulated deferred income taxes and, in an unrelated adjustment, the TCR rider update revenue request was reduced to $7.2 million. On March 9, 2016 the MPUC issued an order approving OTP’s annual update to its TCR rider, with an effective date of April 1, 2016.

OTP filed an update to its TCR rider on April 29, 2016 to incorporate the impact of bonus depreciation for income taxes, an adjusted rate of return on rate base and allocation factors to align with its 2016 general rate case request. On July 5, 2016 the MPUC issued an order approving the proposed rates on a provisional basis, as recommended by the MNDOC. The proposed rate changes went into effect on September 1, 2016. The MPUC has granted extensions to the MNDOC to file initial comments in this docket until February 2, 2017.

In OTP’s 2016 general rate case, the MNDOC has argued that the MPUC should require OTP to include in the TCR rider retail rate base 100% of OTP’s investment in the Big Stone South – Brookings and Big Stone South – Ellendale MVP Projects and all revenues received from other utilities under MISO’s tariffed rates as a credit in its TCR revenue requirement calculations. OTP has opposed this treatment, arguing that the projects are appropriately assigned to the FERC jurisdiction, and the FERC’s determination of the projects’ revenue requirements should not be altered by forcing the revenues into the retail revenue requirement calculations. In the general rate case proceeding, the ALJ has recommended that the MPUC should affirm OTP’s treatment. If the MPUC finds that the MNDOC’s treatment should be followed, it would result in the projects being treated as retail investments for Minnesota retail ratemaking purposes. Because the FERC’s revenue requirements and authorized returns will vary from the MPUC revenue requirements and authorized returns for the project investments over the lives of the projects, the impact of this decision will vary over time and be dependent on the differences between the revenue requirements and returns in the two jurisdictions at any given time.

Environmental Cost Recovery (ECR) Rider—On December 18, 2013 the MPUC granted approval of OTP’s Minnesota ECR rider for recovery of OTP’s Minnesota jurisdictional share of the revenue requirements of its investment in the Big Stone Plant AQCS effective January 1, 2014. The ECR rider recoverable revenue requirements included a return on the project’s construction work in progress (CWIP) balance at the level approved in OTP’s 2010 general rate case. The MPUC approved OTP’s 2014 ECR rider annual update request on November 24, 2014 with an effective date of December 1, 2014. OTP filed its 2015 annual update on July 31, 2015, with a request to keep the 2014 annual update rate in place. On December 21, 2015 OTP filed a supplemental filing with updated financial information. The MPUC issued an order on March 9, 2016 approving OTP’s request to leave the 2014 annual update rate in place. OTP filed an update to its Minnesota ECR rider on April 29, 2016 to incorporate the impact of bonus depreciation for income taxes, an adjusted rate of return on rate base and allocation factors to align with its 2016 general rate case request, with an effective date of September 1, 2016. On July 5, 2016 the MPUC issued an order approving the proposed rates on a provisional basis and has since granted extensions to the MNDOC to file initial comments in this docket until February 2, 2017. Reply comments were due from OTP on February 13, 2017.

Reagent Costs and Emission Allowances—On July 31, 2014 OTP filed a request with the MPUC to revise its Fuel Clause Adjustment (FCA) rider in Minnesota to include recovery of reagent and emission allowance costs. On March 12, 2015 the MPUC denied OTP’s request to revise its FCA rider to include recovery of these costs. These costs are included in OTP’s 2016 general rate case in Minnesota and are being considered for recovery either through the FCA rider or general rates. These costs are currently being expensed as incurred.

North Dakota

General Rates—OTP’s most recent general rate increase in North Dakota of $3.6 million, or approximately 3.0%, was granted by the NDPSC in an order issued on November 25, 2009 and effective December 2009. Pursuant to the order, OTP’s allowed rate of return on rate base was set at 8.62%, and its allowed rate of return on equity was set at 10.75%.

Renewable Resource Adjustment—OTP has a North Dakota Renewable Resource Adjustment (NDRRA) which enables OTP to recover the North Dakota share of its investments in renewable energy facilities it owns in North Dakota. This rider allows OTP to recover costs associated with new renewable energy projects as they are completed, along with a return on investment. The NDPSC approved OTP’s 2013 annual update to its NDRRA on March 12, 2014 with an effective date of April 1, 2014, which resulted in a 13.5% reduction in the NDRRA rate. The NDPSC approved OTP’s 2014 annual update to the NDRRA, including a change in rate design from an amount per kwh consumed to a percentage of a customer’s bill, on March 25, 2015 with an effective date of April 1, 2015. OTP submitted its 2015 annual update to the NDRRA rider rate on December 31, 2015 with a requested implementation date of April 1, 2016. On February 25, 2016 OTP made a supplemental filing to address the impact of bonus depreciation for income taxes and related deferred tax assets on the NDRRA, as well as an adjustment to the estimated amount of Federal Production Tax Credits used. The NDPSC approved the NDRRA 2015 annual update on June 22, 2016 with an effective date of July 1, 2016. The updated NDRRA reflects a reduction in the return on equity (ROE) component of the rate from 10.75%, approved in OTP’s most recent general rate case, to 10.50%. OTP submitted its 2016 annual update to the NDRRA rider rate on December 30, 2016, requesting a decrease to the NDRRA rate from 7.573% to 7.005%, with a requested implementation date of April 1, 2017.

Transmission Cost Recovery Rider—North Dakota law provides a mechanism for automatic adjustment outside of a general rate proceeding to recover jurisdictional capital and operating costs incurred by a public utility for new or modified electric transmission facilities. For qualifying projects, the law authorizes a current return on CWIP and a return on investment at the level approved in the utility's most recent general rate case. The NDPSC approved OTP’s 2014 annual update to its TCR rider rate on December 17, 2014 with an effective date of January 1, 2015. On August 31, 2015 OTP filed its 2015 annual update to its North Dakota TCR rider rate requesting recovery of approximately $10.2 million for 2016 compared with $8.5 million for 2015, including costs assessed by the MISO as well as new costs from the Southwest Power Pool (SPP) that OTP began incurring January 1, 2016. These new costs are associated with OTP’s load connected to the transmission system of Central Power Electric Cooperative (CPEC). OTP’s load became subject to SPP transmission-related charges when CPEC transmission assets were added to the SPP. The NDPSC approved OTP’s 2015 annual update to its TCR rider rate on December 16, 2015, with an effective date of January 1, 2016. On September 1, 2016 OTP filed its annual update to the TCR rider requesting a revenue requirement of $5.7 million, which includes a reduction of $2.6 million for a projected over-collection for 2016. Primary drivers of the decrease from the 2015 updated rider rate include the impact of federal bonus depreciation and unresolved MISO ROE complaint proceedings. OTP filed a supplemental filing on September 14, 2016, requesting that the over-collection balance be spread over the next two years for purposes of reducing the volatility of the rates from year to year. The NDPSC approved the update on December 14, 2016. The new rates went into effect on January 1, 2017.

Environmental Cost Recovery Rider—On December 18, 2013 the NDPSC approved OTP’s request for an ECR rider to recover OTP’s North Dakota jurisdictional share of the revenue requirements associated with its investment in the Big Stone Plant AQCS. The ECR provides for a current return on CWIP and a return on investment at the level approved in OTP’s most recent general rate case. On March 31, 2014 OTP filed an annual update to its North Dakota ECR rider rate. The update included a request to increase the ECR rider rate from 4.319% of base rates to 7.531% of base rates. The NDPSC approved OTP’s 2014 ECR rider annual update request on July 10, 2014 with an August 1, 2014 implementation date. On March 31, 2015 OTP filed its annual update to the ECR. This update included a request to increase the ECR rider rate from 7.531% to 9.193% of base rates. The NDPSC approved the annual update on June 17, 2015 with an effective date of July 1, 2015, along with the approval of recovery of OTP’s North Dakota jurisdictional share of Hoot Lake Plant MATS project costs.

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

Transmission Cost Recovery Rider—South Dakota law provides a mechanism for automatic adjustment outside of a general rate proceeding to recover jurisdictional capital and operating costs incurred by a public utility for new or modified electric transmission facilities. The SDPUC approved OTP’s 2013 annual update on February 18, 2014 with an effective date of March 1, 2014. The SDPUC approved OTP’s 2014 annual update on February 13, 2015 with an effective date of March 1, 2015. OTP filed its 2015 annual update on October 30, 2015 with a proposed effective date of March 1, 2016. A supplemental filing was made on February 3, 2016 to true-up the filing to include the impact of bonus depreciation elected for 2015, the inclusion of a deferred tax asset relating to a net operating loss and the proration of accumulated deferred income taxes. This update included the recovery of new SPP transmission costs OTP began to incur on January 1, 2016. On February 12, 2016 the SDPUC approved OTP’s annual update to its TCR rider, with an effective date of March 1, 2016. On November 1, 2016 OTP filed the annual update to the South Dakota TCR rider. OTP made a supplemental filing on January 20, 2017 to include updated costs through December 2016 as well as updated forecast information. The proposed effective date of the new rates is March 1, 2017.

Environmental Cost Recovery Rider—On November 25, 2014 the SDPUC approved OTP’s ECR rider request to recover OTP’s South Dakota jurisdictional share of revenue requirements associated with its investment in the Big Stone Plant AQCS and Hoot Lake Plant MATS projects, with an effective date of December 1, 2014. On August 31, 2015 OTP filed its annual update to the South Dakota ECR requesting recovery of approximately $2.7 million in annual revenue. The SDPUC approved the request on October 15, 2015 with an effective date of November 1, 2015. On August 31, 2016 OTP filed its 2016 update to the ECR rider, requesting recovery of approximately $2.3 million in annual revenue. The SDPUC approved the request on October 26, 2016 with an effective date of November 1, 2016. The lower revenue requirement is a result of the implementation of federal bonus depreciation taken on the Big Stone Plant AQCS.

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

Revenues Recorded under Rate Riders

The following table presents revenue recorded by OTP under rate riders in place in Minnesota, North Dakota and South Dakota for the years ended December 31:

Rate Rider (in thousands)	2016	2015	2014
Minnesota
Conservation Improvement Program Costs and Incentives[1]	$12,920	$10,724	$7,757
Environmental Cost Recovery	12,443	10,238	6,891
Transmission Cost Recovery	5,795	5,202	6,275
North Dakota
Environmental Cost Recovery	11,089	9,502	5,872
Renewable Resource Adjustment	7,800	8,409	7,484
Transmission Cost Recovery	7,694	6,609	5,794
South Dakota
Environmental Cost Recovery	2,538	1,967	234
Transmission Cost Recovery	1,820	1,290	1,207
Conservation Improvement Program Costs and Incentives	468	583	435

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

On November 12, 2013 a group of industrial customers and other stakeholders filed a complaint with the FERC seeking to reduce the ROE component of the transmission rates that MISO transmission owners, including OTP, may collect under the MISO Tariff. The complainants sought to reduce the 12.38% ROE used in MISO’s transmission rates to a proposed 9.15%. The complaint established a 15-month refund period from November 12, 2013 to February 11, 2015. On October 16, 2014 the FERC issued an order finding that the current MISO ROE may be unjust and unreasonable and setting the issue for hearing. Parties, including OTP, sought rehearing of the FERC’s decision to set the November 12, 2013 complaint for hearing. This rehearing was denied on July 21, 2016. On September 19, 2016 the MISO transmission owners sought appeal to the United States Court of Appeals for the District of Columbia (D.C. Circuit). A non-binding decision by the presiding ALJ was issued on December 22, 2015 finding that the MISO transmission owners’ ROE should be 10.32%, and the FERC issued an order on September 28, 2016 setting the base ROE at 10.32%.

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

On February 12, 2015 another group of stakeholders filed a complaint with the FERC seeking to reduce the ROE component of the transmission rates that MISO transmission owners, including OTP, may collect under the MISO Tariff from 12.38% to a proposed 8.67%. This second complaint established a second 15-month refund period from February 12, 2015 to May 11, 2016. The FERC issued an order on June 18, 2015 setting the complaint for hearings before an ALJ, which were held the week of February 16, 2016. Parties, including OTP, sought rehearing of the FERC’s decision to set the November 12, 2013 complaint for hearing. This rehearing was denied on July 21, 2016. On September 19, 2016 the MISO transmission owners sought appeal to the D.C. Circuit. A non-binding decision by the presiding ALJ was issued on June 30, 2016 finding that the MISO transmission owners’ ROE should be 9.7%. The FERC is expected to issue its order not earlier than spring 2017.

Based on a potential reduction by the FERC in the ROE component of the MISO Tariff, OTP recorded reductions in revenue of $1.6 million in 2016 and $1.1 million in 2015 and has a $2.7 million liability on its balance sheet as of December 31, 2016, representing OTP’s best estimate of the refund obligations that would arise, net of amounts that would be subject to recovery under state jurisdictional TCR riders, based on a reduced ROE.

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

	December 31, 2016			Remaining Recovery/
(in thousands)	Current	Long-Term	Total	Refund Period
Regulatory Assets:
Prior Service Costs and Actuarial Losses on Pensions and Other Postretirement Benefits[1]	$6,443	$108,267	$114,710	see below
Deferred Marked-to-Market Losses[1]	4,063	6,467	10,530	48 months
Conservation Improvement Program Costs and Incentives[2]	4,836	5,158	9,994	21 months
Accumulated ARO Accretion/Depreciation Adjustment[1]	—	6,153	6,153	asset lives
Big Stone II Unrecovered Project Costs – Minnesota[1]	778	2,087	2,865	52 months
North Dakota Renewable Resource Rider Accrued Revenues[2]	1,319	482	1,801	15 months
Recoverable Fuel and Purchased Power Costs[1]	1,798	—	1,798	12 months
Debt Reacquisition Premiums[1]	325	1,214	1,539	189 months
Minnesota Deferred Rate Case Expenses Subject to Recovery[1]	1,082	—	1,082	12 months
Deferred Income Taxes[1]	—	1,014	1,014	asset lives
Big Stone II Unrecovered Project Costs – South Dakota[2]	100	543	643	77 months
North Dakota Transmission Cost Recovery Rider Accrued Revenues[2]	—	568	568	24 months
MISO Schedule 26/26A Transmission Cost Recovery Rider True-up2	333	—	333	12 months
South Dakota Transmission Cost Recovery Rider Accrued Revenues[2]	73	141	214	14 months
North Dakota Environmental Cost Recovery Rider Accrued Revenues[2]	113	—	113	12 months
Minnesota Renewable Resource Rider Accrued Revenues[2]	34	—	34	9 months
Total Regulatory Assets	$21,297	$132,094	$153,391
Regulatory Liabilities:
Accumulated Reserve for Estimated Removal Costs – Net of Salvage	$—	$80,404	$80,404	asset lives
North Dakota Transmission Cost Recovery Rider Accrued Refund	1,381	782	2,163	24 months
Revenue for Rate Case Expenses Subject to Refund – Minnesota	711	208	919	16 months
Deferred Income Taxes	—	818	818	asset lives
Minnesota Transmission Cost Recovery Rider Accrued Refund	757	—	757	12 months
South Dakota Environmental Cost Recovery Rider Accrued Refund	285	—	285	12 months
Minnesota Environmental Cost Recovery Rider Accrued Refund	139	—	139	12 months
MISO Schedule 26/26A Transmission Cost Recovery Rider True-up	—	132	132	24 months
Other	21	89	110	204 months
Total Regulatory Liabilities	$3,294	$82,433	$85,727
Net Regulatory Asset Position	$18,003	49,661	$67,664

1Costs subject to recovery without a rate of return.

2Amount eligible for recovery under an alternative revenue program which includes an incentive or rate of return.

	December 31, 2015			Remaining Recovery/
(in thousands)	Current	Long-Term	Total	Refund Period
Regulatory Assets:
Prior Service Costs and Actuarial Losses on Pensions and Other Postretirement Benefits[1]	$7,439	$99,293	$106,732	see below
Deferred Marked-to-Market Losses[1]	4,063	10,530	14,593	60 months
Conservation Improvement Program Costs and Incentives[2]	4,411	4,266	8,677	18 months
Accumulated ARO Accretion/Depreciation Adjustment[1]	—	5,672	5,672	asset lives
Big Stone II Unrecovered Project Costs – Minnesota[1]	942	2,620	3,562	84 months
North Dakota Renewable Resource Rider Accrued Revenues[2]	—	1,266	1,266	15 months
Debt Reacquisition Premiums[1]	351	1,539	1,890	201 months
Minnesota Deferred Rate Case Expenses Subject to Recovery[1]	291	—	291	12 months
Deferred Income Taxes[1]	—	1,455	1,455	asset lives
Big Stone II Unrecovered Project Costs – South Dakota[2]	100	643	743	89 months
MISO Schedule 26/26A Transmission Cost Recovery Rider True-up2	698	355	1,053	24 months
Minnesota Transmission Cost Recovery Rider Accrued Revenues[2]	576	—	576	12 months
South Dakota Transmission Cost Recovery Rider Accrued Revenues[2]	33	—	33	12 months
Minnesota Renewable Resource Rider Accrued Revenues[2]	—	68	68	see below
Total Regulatory Assets	$18,904	$127,707	$146,611
Regulatory Liabilities:
Accumulated Reserve for Estimated Removal Costs – Net of Salvage	$—	$74,948	$74,948	asset lives
Refundable Fuel Clause Adjustment Revenues	1,834	—	1,834	12 months
North Dakota Transmission Cost Recovery Rider Accrued Refund	132	—	132	12 months
Revenue for Rate Case Expenses Subject to Refund – Minnesota	—	1,279	1,279	see below
Deferred Income Taxes	—	1,110	1,110	asset lives
South Dakota Environmental Cost Recovery Rider Accrued Refund	185	—	185	12 months
Minnesota Environmental Cost Recovery Rider Accrued Refund	777	—	777	12 months
Deferred Gain on Sale of Utility Property – Minnesota Portion	5	95	100	216 months
North Dakota Environmental Cost Recovery Rider Accrued Refund	321	—	321	12 months
North Dakota Renewable Resource Rider Accrued Refund	68	—	68	12 months
Total Regulatory Liabilities	$3,322	$77,432	$80,754
Net Regulatory Asset Position	$15,582	$50,275	$65,857

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

All Deferred Marked-to-Market Losses recorded as of December 31, 2016 relate to forward purchases of energy scheduled for delivery through December 2020.

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

North Dakota Renewable Resource Rider Accrued Revenues relate to qualifying renewable resource costs incurred to serve North Dakota customers that have not been billed to North Dakota customers as of December 31, 2016.

Debt Reacquisition Premiums are being recovered from OTP customers over the remaining original lives of the reacquired debt issues, the longest of which is 189 months.

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

The North Dakota Transmission Cost Recovery Rider Accrued Revenues relate to revenues earned on qualifying transmission system facilities that have not been billed to North Dakota customers as of December 31, 2016.

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

The South Dakota Transmission Cost Recovery Rider Accrued Revenues relate to revenues earned on qualifying transmission system facilities that have not been billed to South Dakota customers as of December 31, 2016.

The North Dakota Environmental Cost Recovery Rider Accrued Revenues relate to revenues earned on the North Dakota share of OTP’s investments in the Big Stone Plant AQCS and Hoot Lake Plant MATS projects that have not been billed to North Dakota customers as of December 31, 2016.

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

The North Dakota Transmission Cost Recovery Rider Accrued Refund relates to amounts collected for qualifying transmission system facilities and operating costs incurred to serve North Dakota customers that are refundable to North Dakota customers as of December 31, 2016.

Revenue for Rate Case Expenses Subject to Refund – Minnesota relates to revenues collected under general rates to recover costs related to prior rate case proceedings in excess of the actual costs incurred, which are subject to refund over a 24-month period beginning with the establishment of interim rates in April 2016.

The Minnesota Transmission Cost Recovery Rider Accrued Refund relates to amounts collected for qualifying transmission system facilities and operating costs incurred to serve Minnesota customers that are refundable to Minnesota customers as of December 31, 2016.

The South Dakota Environmental Cost Recovery Rider Accrued Refund relates to amounts collected on the South Dakota share of OTP’s investments in the Big Stone Plant AQCS and Hoot Lake Plant MATS projects that are refundable to South Dakota customers as of December 31, 2016.

The Minnesota Environmental Cost Recovery Rider Accrued Refund relates to amounts collected on the Minnesota share of OTP’s investment in the Big Stone Plant AQCS project that are refundable to Minnesota customers as of December 31, 2016.

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

5. Open Contract Positions Subject to Legally Enforceable Netting Arrangements

OTP has certain derivative contracts that are designated as normal purchases and carried at historical cost in the accompanying balance sheet. Individual counterparty exposures for these contracts can be offset according to legally enforceable netting arrangements. The following table shows the current fair value of these forward contract positions subject to legally enforceable netting arrangements as of December 31:

(in thousands)	2016	2015
Derivatives in Gain Positions Subject to Legally Enforceable Netting Arrangements	$—	$—
Open Contract Loss Positions Subject to Legally Enforceable Netting Arrangements	(17,382)	(16,070)
Net Balance Subject to Legally Enforceable Netting Arrangements	$(17,382)	$(16,070)

The following table provides a breakdown of OTP’s credit risk standing on forward energy contracts in marked-to-market loss positions as of December 31:

(in thousands)	2016	2015
Loss Contracts Covered by Deposited Funds or Letters of Credit	$—	$199
Contracts Requiring Cash Deposits if OTP’s Credit Falls Below Investment Grade[1]	17,382	15,871
Total Loss Contracts based on Current Market Values	$17,382	$16,070
[1]Certain OTP derivative energy contracts contain provisions that require an investment grade credit rating from each of the major credit rating agencies on OTP’s debt. If OTP’s debt ratings were to fall below investment grade, the counterparties to these forward energy contracts could request the immediate deposit of cash to cover contracts in net liability positions.
Contracts Requiring Cash Deposits if OTP’s Credit Falls Below Investment Grade	$17,382	$15,871
Offsetting Gains with Counterparties under Master Netting Agreements	—	—
Reporting Date Deposit Requirement if Credit Risk Feature Triggered	$17,382	$15,871

6. Common Shares and Earnings per Share

Shelf Registration

The Company’s shelf registration statement filed with the Securities and Exchange Commission on May 11, 2015, under which the Company may offer for sale, from time to time, either separately or together in any combination, equity, debt or other securities described in the shelf registration statement, including common shares of the Company, expires on May 11, 2018.

Common Share Distribution Agreement

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

2016 Common Stock Activity

Following is a reconciliation of the Company’s common shares outstanding from December 31, 2015 through December 31, 2016:

Common Shares Outstanding, December 31, 2015	37,857,186
Issuances:
At-the-Market Offering	1,014,115
Automatic Dividend Reinvestment and Share Purchase Plan:
Dividends Reinvested	163,010
Cash Invested	115,801
Vesting of Executive Stock Performance Awards	54,700
Employee Stock Purchase Plan:
Cash Invested	53,875
Dividends Reinvested	23,713
Employee Stock Ownership Plan	23,837
Restricted Stock Issued to Directors	23,200
Vesting of Restricted Stock Units	21,825
Directors Deferred Compensation	542
Retirements:
Shares Withheld for Individual Income Tax Requirements	(3,668)
Common Shares Outstanding, December 31, 2016	39,348,136

2014 Stock Incentive Plan

The 2014 Stock Incentive Plan (2014 Incentive Plan), which was approved by the Company’s shareholders in April 2014, provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, and other stock and stock-based awards. A total of 1,900,000 common shares were authorized for granting stock awards under the 2014 Incentive Plan, of which 1,356,811 were available for issuance as of December 31, 2016. The 2014 Incentive Plan terminates on December 13, 2023.

Employee Stock Purchase Plan

The 1999 Employee Stock Purchase Plan (Purchase Plan) allows eligible employees to purchase the Company’s common shares at 85% of the market price at the end of each six-month purchase period. For purchase periods beginning after January 1, 2017, the purchase price will be 100% of the market price at the end of each six-month purchase period. On April 16, 2012, the Company’s shareholders approved an amendment to the Purchase Plan, increasing the number of shares available under the Purchase Plan from 900,000 common shares to 1,400,000 common shares and making certain other changes to the terms of the Purchase Plan. Of the 1,400,000 common shares authorized to be issued under the Purchase Plan, 384,159 were available for purchase as of December 31, 2016. At the discretion of the Company, shares purchased under the Purchase Plan can be either new issue shares or shares purchased in the open market. To provide shares for purchases for the Purchase Plan, 53,875 common shares were issued in 2016, 42,253 common shares were issued in 2015 and 39,222 common shares were issued in 2014. The shares to be purchased by employees participating in the Purchase Plan were not material to the calculation of diluted earnings per share during the investment period.

Dividend Reinvestment and Share Purchase Plan

The Company’s shelf registration statement filed with the SEC on May 11, 2015, as amended on October 13, 2015, provides for the issuance of up to 1,500,000 common shares under the Company's Automatic Dividend Reinvestment and Share Purchase Plan (the Plan), which permits shares purchased by participants in the Plan to be either new issue common shares or common shares purchased in the open market. New common shares issued under the Plan totaled 278,811 in 2016 and 302,519 in 2015, leaving 918,670 common shares available for issuance under the Plan as of December 31, 2016.

Earnings Per Share

The numerator used in the calculation of both basic and diluted earnings per common share is net income with no adjustments in 2016, 2015 and 2014. The denominator used in the calculation of basic earnings per common share is the weighted average number of common shares outstanding during the period excluding nonvested restricted shares granted to the Company’s directors and employees, which are considered contingently returnable and not outstanding for the purpose of calculating basic earnings per share. The denominator used in the calculation of diluted earnings per common share is derived by adjusting basic shares outstanding for the items listed in the following reconciliation:

	2016	2015	2014
Weighted Average Common Shares Outstanding – Basic	38,546,459	37,494,986	36,514,397
Plus Outstanding Share Awards net of Share Reductions for Unrecognized Stock-Based Compensation Expense and Excess Tax Benefits:
Shares Expected to be Awarded for Stock Performance Awards Granted to Executive Officers based on Measurement Period-to-Date Performance	118,644	100,194	135,480
Underlying Shares Related to Nonvested Restricted Stock Units Granted to Employees	45,712	36,180	27,540
Nonvested Restricted Shares	16,778	22,848	49,998
Shares Expected to be Issued Under the Deferred Compensation Program for Directors	3,417	13,488	24,048
Potentially Dilutive Stock Options	—	330	1,096
Total Dilutive Shares	184,551	173,040	238,162
Weighted Average Common Shares Outstanding – Diluted	38,731,010	37,668,026	36,752,559

The effect of dilutive shares on earnings per share for the years ended December 31, 2016, 2015 and 2014, resulted in no differences greater than $0.01 between basic and diluted earnings per share in total or from continuing or discontinued operations in any period.

7. Share-Based Payments

Purchase Plan

Through December 31, 2016, the Purchase Plan allowed employees through payroll withholding to purchase shares of the Company’s common stock at a 15% discount from the average market price on the last day of a six month investment period. Under ASC Topic 718, Compensation—Stock Compensation (ASC 718), the Company is required to record compensation expense related to the 15% discount. The 15% discount resulted in compensation expense of $173,000 in 2016, $184,000 in 2015 and $175,000 in 2014. For purchase periods beginning after January 1, 2017, the purchase price will be 100% of the market price at the end of each six-month purchase period.

Stock Options Granted Under the 1999 Incentive Plan

The Company granted 2,041,500 options for the purchase of the Company’s common stock under the 1999 Stock Incentive Plan (1999 Incentive Plan). The exercise price of the options granted was the average market price of the Company’s common stock on the grant date. Under ASC 718 accounting requirements, compensation expense is recorded based on the estimated fair value of the options on their grant date using a fair-value option pricing model. Under ASC 718 accounting requirements, the fair value of the options granted has been recorded as compensation expense over the requisite service period (the vesting period of the options). The estimated fair value of all options granted under the 1999 Incentive Plan was based on the Black-Scholes option pricing model. There were no options outstanding as of December 31, 2016 or December 31, 2015.

Presented below is a summary of the stock options activity:

Stock Option Activity	2016		2015		2014
	Options	Average Exercise Price	Options	Average Exercise Price	Options	Average Exercise Price
Outstanding, Beginning of Year	—		12,750	$24.93	34,700	$25.69
Exercised	—		10,250	24.93	20,800	26.11
Forfeited or Expired	—		2,500	24.93	1,150	26.495
Outstanding, End of Year	—		—		12,750	24.93
Exercisable, End of Year	—		—		12,750	24.93
Cash Received for Options Exercised				$256,000		$543,000
Intrinsic Value of Options Exercised				$75,000		$89,000

Restricted Stock Granted to Directors

Under the 1999 Incentive Plan and the 2014 Incentive Plan, restricted shares of the Company’s common stock have been granted to members of the Company’s board of directors as a form of compensation. Under ASC 718 accounting requirements, compensation expense related to restricted shares is based on the fair value of the restricted shares on their grant dates. On April 11, 2016, 23,200 shares of restricted stock were granted to the Company’s nonemployee directors. The grant-date fair value of each share of restricted stock granted on April 11, 2016 was $28.66 per share, the average of the high and low market price on the date of grant. The restricted shares granted in 2016 vest 25% per year on April 8 of each year in the period 2017 through 2020 and are eligible for full dividend and voting rights. Restricted shares not vested and dividends on those restricted shares are subject to forfeiture under the terms of the restricted stock award agreement.

Presented below is a summary of the status of directors’ restricted stock awards for the years ended December 31:

Directors’ Restricted Stock Awards	2016		2015		2014
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Nonvested, Beginning of Year	38,217	$29.78	38,050	$27.47	42,483	$25.03
Granted	23,200	28.66	15,200	31.775	16,800	29.41
Vested	15,083	28.28	15,033	25.96	21,233	24.11
Forfeited	—		—		—
Nonvested, End of Year	46,334	29.71	38,217	29.78	38,050	27.47
Compensation Expense Recognized		$491,000		$417,000		$416,000
Fair Value of Shares Vested in Year		$427,000		$390,000		$512,000

Restricted Stock Granted to Employees

Under the 1999 Incentive Plan and 2014 Incentive Plan, restricted shares of the Company’s common stock have been granted to employees as a form of compensation. Under ASC 718 accounting requirements, compensation expense related to restricted shares is based on the fair value of the restricted shares on their grant dates. No shares of restricted stock were granted to employees in 2016 or 2015.

Presented below is a summary of the status of employees’ restricted stock awards for the years ended December 31:

Employees’ Restricted Stock Awards	2016		2015		2014
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Nonvested, Beginning of Year	13,581	$28.56	45,280	$27.46	48,315	$25.04
Granted	—		—		26,700	29.41
Vested	6,401	27.25	31,699	27.09	25,360	24.80
Forfeited	—		—		4,375	28.03
Nonvested, End of Year	7,180	29.72	13,581	28.56	45,280	27.46
Compensation Expense Recognized		$96,000		$359,000		$998,000
Fair Value of Awards Vested		$174,000		$859,000		$629,000

Restricted Stock Units Granted to Executive Officers

On February 4, 2016, 22,000 restricted stock units under the 2014 Incentive Plan were granted to the Company’s executive officers. The grant-date fair value of each restricted stock unit was $28.915 per share, the average of the high and low market price on the date of grant. The restricted stock units granted to executive officers in 2016 vest 25% per year on February 6 of each year in the period 2017 through 2020 and are eligible to receive dividend equivalent payments on all unvested awards over the awards’ respective vesting periods, subject to forfeiture under the terms of the restricted stock unit award agreements. The vesting of restricted stock units is accelerated in the event of a change in control, disability, death or retirement, subject to proration on retirement in certain cases.

Presented below is a summary of the status of restricted stock unit awards granted to executive officers for the years ended December 31:

Executives’ Restricted Stock Unit Awards	2016		2015
	Restricted Stock Units	Weighted Average Grant-Date Fair Value	Restricted Stock Units	Weighted Average Grant-Date Fair Value
Nonvested, Beginning of Year	24,300	$31.682	—
Granted	22,000	28.915	29,100	$31.681
Vested	4,475	31.69	4,800	31.675
Forfeited	—		—
Nonvested, End of Year	41,825	30.23	24,300	31.682
Compensation Expense Recognized		$446,000		$452,000
Fair Value of Awards Vested		$142,000		$152,000

Restricted Stock Units Granted to Employees

In 2016 the following restricted stock unit awards under the 2014 Incentive Plan were granted to key employees of the Company who are not executive officers:

	Grant Date	Units Granted	Grant-Date Fair Value per Award
Restricted Stock Units Vesting 100% on April 8, 2020	April 11, 2016	15,800	$24.00
Restricted Stock Units Vesting 100% on April 8, 2020	September 21, 2016	1,420	$30.59

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

Presented below is a summary of the status of employees’ restricted stock unit awards for the years ended December 31:

Employees’ Restricted Stock Unit Awards	2016		2015		2014
	Restricted Stock Units	Weighted Average Grant-Date Fair Value	Restricted Stock Units	Weighted Average Grant-Date Fair Value	Restricted Stock Units	Weighted Average Grant-Date Fair Value
Nonvested, Beginning of Year	46,600	$23.75	45,900	$21.82	56,180	$19.79
Granted	17,220	24.54	15,650	25.89	11,800	24.95
Reinstated	—		—		75	30.81
Vested	12,250	19.03	12,250	19.46	14,305	18.05
Forfeited	4,200	24.51	2,700	22.84	7,850	18.90
Nonvested, End of Year	47,370	25.19	46,600	23.75	45,900	21.82
Compensation Expense Recognized		$307,000		$304,000		$194,000
Fair Value of Awards Vested		$233,000		$238,000		$258,000

Stock Performance Awards granted to Executive Officers

Stock performance award agreements have been granted under the 1999 Incentive Plan and the 2014 Incentive Plan for the Company’s executive officers. Under these agreements, the officers could be awarded shares of the Company’s common stock based on the Company’s total shareholder return relative to that of its peer group of companies in the Edison Electric Institute (EEI) Index over a three-year period beginning on January 1 of the year the awards are granted. Awards granted in 2016 and 2015 also included a performance incentive based on the Company’s average 3-year adjusted return on equity relative to a targeted average 3-year adjusted return on equity. The number of shares earned, if any, will be awarded and issued at the end of each three-year performance measurement period. The participants have no voting or dividend rights under these award agreements until the shares are issued at the end of the performance measurement period.

On February 4, 2016 performance share awards were granted to the Company’s executive officers under the 2014 Incentive Plan for the 2016-2018 performance measurement period. Under the 2016 performance share award agreements the aggregate award for performance at target is 81,500 shares. For target performance the Company’s executive officers would earn an aggregate of 54,333 common shares based on the Company’s total shareholder return relative to the total shareholder return of the companies that comprise the EEI Index over the performance measurement period of January 1, 2016 through December 31, 2018. The Company’s executive officers would also earn an aggregate of 27,167 common shares for achieving the target set for the Company’s 3-year average adjusted return on equity. Actual payment may range from zero to 150% of the target amount, or up to 122,250 common shares.

Under the 2016 performance award agreements, payment in the event of retirement, resignation for good reason or involuntary termination without cause is to be made at the end of the performance period based on actual performance, subject to proration in certain cases, except that the payment of performance awards granted to certain officers who are parties to executive employment agreements with the Company is to be made at the target amount at the date of any such event. The vesting of these performance award agreements is accelerated and paid at target in the event of a change in control, disability or death (and upon retirement at or after age 62 for certain officers who are parties to executive employment agreements with the Company).

Through December 31, 2015, the income tax withholding terms applicable to outstanding performance awards dictated that the awards be classified and accounted for as liability awards, in accordance with the requirements of ASC 718, with compensation measured over the performance period based on the fair value of the award at the end of each reporting period subsequent to the grant date. In the fourth quarter of 2016, the Company elected to early adopt the updates in ASU 2016-09, resulting in the outstanding 2015 and 2016 performance awards being now classified as equity awards. See note 1 for additional information on the impact of the adoption of ASU 2016-09.

The table below provides a summary of stock performance awards granted and amounts expensed related to the stock performance awards:

Performance Period	Maximum Shares Subject To Award	Target Shares	Expense Recognized in the Year Ended December 31,[1]			Earned Shares
			2016	2015	2014
2016-2018	122,250	81,500	$798,000
2015-2017	126,450	84,300	535,000	$943,000
2014-2016	159,450	106,300	332,000	(64,000)	$1,422,000	121,491
2013-2015	90,600	45,300	—	(445,000)	458,000	22,500
2012-2014	148,400	74,200	—	—	142,000	89,991
Total			$1,665,000	$434,000	$2,022,000	233,982

1Expenses prior to 2016 are not restated to reflect what would have been expensed had the performance-to-date value of the outstanding awards been based on the grant-date fair value of the awards rather than the reporting-date fair value of the awards.

Stock-based payment expense recognized in 2016 and 2015 for the 2016-2018 and 2015-2017 performance awards reflects the accelerated recognition of expense for outstanding and unvested awards of executives who are eligible for retirement and whose awards vest on normal retirement, as defined in the performance award agreements, prior to the vesting dates of the awards.

The earned shares shown in the table above for the 2014-2016 performance period include shares received in 2017 by participants in the plan, based on the Company achieving a total shareholder return ranking of 19 out of 43 companies in the EEI Index and a resulting payout at 114.29% of target. The earned shares also include shares for a portion of the award that vested on normal retirement of the Company’s former CEO on July 1, 2015 that were issued in 2016 following the 180 day deferral period required under the Internal Revenue Code at a value of $26.35 per share or $848,000.

The earned shares shown in the table above for the 2013-2015 performance period reflect shares that vested on normal retirement of the Company’s former CEO on July 1, 2015 that were issued in 2016 following the 180 day deferral period required under the Internal Revenue Code at a value of $26.35 per share or $593,000.

The earned shares shown in the table above for the 2012-2014 performance period reflect shares received in 2015 by active participants in the plan on December 31, 2014, based on the Company achieving a total shareholder return ranking of 21 out of 48 companies in the EEI Index and a resulting payout at 121.28% of target.

In connection with the resignation of executive officers in May 2014 and March 2012, the following unvested stock performance awards were forfeited: 8,900 granted in 2014, 4,900 granted in 2013, and 6,600 granted in 2012.

As of December 31, 2016 the total remaining unrecognized amount of compensation expense related to stock-based compensation for all of the Company’s stock-based payment programs was approximately $4.0 million (before income taxes), which will be amortized over a weighted average period of 2.2 years.

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

Both the Company and OTP credit agreements contain restrictions on the payment of cash dividends upon a default or event of default. An event of default would be considered to have occurred if the Company did not meet certain financial covenants. As of December 31, 2016 the Company was in compliance with these financial covenants. See note 10 to consolidated financial statements for further information on the covenants.

Under the Federal Power Act, a public utility may not pay dividends from any funds properly included in a capital account. What constitutes “funds properly included in a capital account” is undefined in the Federal Power Act or the related regulations; however, the FERC has consistently interpreted the provision to allow dividends to be paid as long as (1) the source of the dividends is clearly disclosed, (2) the dividend is not excessive and (3) there is no self-dealing on the part of corporate officials.

The MPUC indirectly limits the amount of dividends OTP can pay to the Company by requiring an equity-to-total-capitalization ratio between 47.5% and 58.1% based on OTP’s 2016 capital structure petition approved by order of the MPUC on August 2, 2016. As of December 31, 2016 OTP’s equity-to-total-capitalization ratio including short-term debt was 52.9% and its net assets restricted from distribution totaled approximately $440,000,000. Total capitalization for OTP cannot currently exceed $1,123,168,000.

9. Commitments and Contingencies of Continuing Operations

Construction and Other Purchase Commitments

At December 31, 2016 OTP had commitments under contracts, including its share of construction program commitments, extending into 2019, of approximately $84.8 million.

Electric Utility Capacity and Energy Requirements and Coal Contracts

OTP has commitments for the purchase of capacity and energy requirements under agreements extending into 2040. OTP has commitments under contracts providing for the purchase of a significant portion of its current coal requirements. Current coal purchase agreements for Big Stone Plant and Coyote Station expire in 2017 and 2040, respectively. In January 2016, OTP entered into an agreement with Cloud Peak Energy Resources LLC for the purchase of subbituminous coal for Hoot Lake Plant for the period of January 1, 2016 through December 31, 2023. OTP has no fixed minimum purchase requirements under the agreement but all of Hoot Lake Plant’s coal requirements for the period covered must be purchased under this agreement. The dollar amounts of OTP’s estimated purchase requirements under this agreement are excluded from the table below because OTP has not committed to any minimum level of purchases under the agreement. Fuel clause adjustment mechanisms lessen the risk of loss from market price changes because they provide for recovery of most fuel costs. See table below for schedule of commitments.

Operating Leases

OTP has obligations to make future operating lease payments primarily related to land leases and coal rail-car leases. The Company’s nonelectric companies have obligations to make future operating lease payments primarily related to leases of buildings and manufacturing equipment. Rent expense from continuing operations was $7,565,000, $6,447,000 and $10,165,000 for 2016, 2015 and 2014, respectively.

The amounts of the Company’s construction program and other commitments and commitments under capacity and energy agreements, coal and coal delivery contracts and operating leases for continuing operations as of December 31, 2016, are as follows:

	Construction Program and Other	Capacity and Energy	Coal Purchase	Operating Leases
(in thousands)	Commitments	Requirements	Commitments	OTP	Nonelectric	Total
2017	$74,328	$23,711	$30,699	$2,374	$4,760	$7,134
2018	7,139	24,356	21,563	1,513	4,129	5,642
2019	3,331	24,925	22,102	1,237	2,598	3,835
2020	—	24,844	22,331	1,251	2,259	3,510
2021	—	12,988	22,840	1,103	1,996	3,099
Beyond 2021	—	166,137	550,719	9,396	7,320	16,716
Total	$84,798	$276,961	$670,254	$16,874	$23,062	$39,936

Contingencies

Based on the reduction by the FERC in the ROE component of the MISO Tariff, OTP has a $2.7 million liability on its balance sheet as of December 31, 2016 representing OTP’s best estimate of its current refund obligation related to amounts collected under the MISO Tariff, net of amounts that would be subject to recovery under state jurisdictional TCR riders.

Together with as many as 200 utilities, generators and power marketers, OTP participated in proceedings before the FERC regarding the calculation, assessment and implementation of MISO Revenue Sufficiency Guarantee (RSG) charges for entities participating in the MISO wholesale energy market since that market’s start on April 1, 2005 until the conclusion of the proceedings on May 2, 2015. The proceedings fundamentally concerned MISO’s application of its MISO RSG rate on file with the FERC to market participants, revisions to the RSG rate based on several FERC orders and the FERC’s decision to resettle the markets based on MISO application of the RSG rate to market participants. Several of the FERC’s orders are on review in a set of consolidated cases before the D.C. Circuit. The consolidated petitions at the D.C. Circuit involve multiple petitioners and intervenors. These consolidated cases are currently held in abeyance while the parties engage in mediation before the D.C. Circuit. OTP is an intervenor in these cases and a participant in mediation. The scope of the issues that will be subject to appeal at the D.C. Circuit have not yet been finalized. In addition, MISO has not made available past billing or resettlement data necessary for determining amounts that might be payable if the FERC’s decisions are reversed. Therefore, the Company cannot estimate OTP’s exposure at this time from a final order reversing the relevant FERC orders. Although the Company cannot estimate OTP’s exposure at this time, a final order reversing the relevant FERC orders could have a material adverse effect on the Company’s results of operations.

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

In 2014 the Environmental Protection Agency (EPA) published proposed standards of performance for carbon dioxide (CO2) emissions from new fossil fuel-fired power plants, proposed CO2 emission guidelines for existing fossil fuel-fired power plants and proposed CO2 standards of performance for CO2 emissions from reconstructed and modified fossil fuel-fired power plants under section 111 of the Clean Air Act. The EPA published final rules for each of these proposals on October 23, 2015. All of these rules have been challenged on legal grounds and are currently pending before the D.C. Circuit. On February 9, 2016 the U.S. Supreme Court granted a stay of the CO2 emission guidelines for existing fossil fuel-fired power plants, pending disposition of petitions for review in the D.C. Circuit and, if a petition for a writ of certiorari seeking review by the U.S. Supreme Court were granted, any final Supreme Court determination. The D.C. Circuit heard oral argument on challenges to the CO2 emission guidelines on September 27, 2016 before the full court, and a decision will likely be rendered in the first half of 2017. In addition, members of Congress and the new administration have been very critical of the Clean Power Plan (CPP) and may take actions that could impact the rule or the litigation. Therefore, while the CPP remains stayed, there is uncertainty regarding the future of the rule. The final outcome of this rulemaking process could have an adverse impact on the Company’s business and results of operations.

Other

The Company is a party to litigation and regulatory enforcement matters arising in the normal course of business. The Company regularly analyzes current information and, as necessary, provides accruals for liabilities that are probable of occurring and that can be reasonably estimated. The Company believes the effect on its consolidated results of operations, financial position and cash flows, if any, for the disposition of all matters pending as of December 31, 2016 will not be material.

10. Short-Term and Long-Term Borrowings

Short-Term Debt

The following table presents the status of the Company’s lines of credit as of December 31, 2016 and December 31, 2015:

(in thousands)	Line Limit	In Use on December 31, 2016	Restricted due to Outstanding Letters of Credit	Available on December 31, 2016	Available on December 31, 2015
Otter Tail Corporation Credit Agreement	$130,000	$—	$—	$130,000	$90,334
OTP Credit Agreement	170,000	42,883	50	127,067	148,694
Total	$300,000	$42,883	$50	$257,067	$239,028

Under the Otter Tail Corporation Credit Agreement (as defined below), the maximum amount of debt outstanding in 2016 was $63,757,000 on January 4, 2016 and the average daily balance of debt outstanding during 2016 was $16,200,000. The weighted average interest rate paid on debt outstanding under the Otter Tail Corporation Credit Agreement during 2016 was 2.3% compared with 2.0% in 2015. Under the OTP Credit Agreement (as defined below), the maximum amount of debt outstanding in 2016 was $51,885,000 on December 16, 2016 and the average daily balance of debt outstanding during 2016 was $32,576,000. The weighted average interest rate paid on debt outstanding under the OTP Credit Agreement during 2016 was 1.8% compared with 1.5% in 2015. The maximum amount of consolidated short-term debt outstanding in 2016 was $87,211,000 on January 25, 2016 and the average daily balance of consolidated short-term debt outstanding during 2016 was $48,776,000. The weighted average interest rate on consolidated short-term debt outstanding on December 31, 2016 was 1.9%.

On October 29, 2012 the Company entered into a Third Amended and Restated Credit Agreement (the Otter Tail Corporation Credit Agreement), which is an unsecured $130 million revolving credit facility that may be increased to $250 million on the terms and subject to the conditions described in the Otter Tail Corporation Credit Agreement. On October 31, 2016 the Otter Tail Corporation Credit Agreement was amended to extend its expiration date by one year from October 29, 2020 to October 29, 2021 and the unsecured revolving credit facility was reduced from $150 million to $130 million. The Company can draw on this credit facility to refinance certain indebtedness and support its operations and the operations of its subsidiaries. Borrowings under the Otter Tail Corporation Credit Agreement bear interest at LIBOR plus 1.75%, subject to adjustment based on the Company’s senior unsecured credit ratings. The Company is required to pay commitment fees based on the average daily unused amount available to be drawn under the revolving credit facility. The Otter Tail Corporation Credit Agreement contains a number of restrictions on the Company and the businesses of its wholly owned subsidiary, Varistar Corporation (Varistar) and its subsidiaries, including restrictions on the Company’s and Varistar’s ability to merge, sell assets, make investments, create or incur liens on assets, guarantee the obligations of certain other parties and engage in transactions with related parties. The Otter Tail Corporation Credit Agreement also contains affirmative covenants and events of default, and financial covenants as described below under the heading “Financial Covenants.” The Otter Tail Corporation Credit Agreement does not include provisions for the termination of the agreement or the acceleration of repayment of amounts outstanding due to changes in the Company’s credit ratings. The Company’s obligations under the Otter Tail Corporation Credit Agreement are guaranteed by certain of the Company’s subsidiaries. Outstanding letters of credit issued by the Company under the Otter Tail Corporation Credit Agreement can reduce the amount available for borrowing under the line by up to $40 million.

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

Long-Term Debt Issuances and Retirements

2016 Note Purchase Agreement

On September 23, 2016 the Company entered into a Note Purchase Agreement (the 2016 Note Purchase Agreement) with the purchasers named therein, pursuant to which the Company agreed to issue to the purchasers, in a private placement transaction, $80 million aggregate principal amount of our 3.55% Guaranteed Senior Notes due December 15, 2026 (the 2026 Notes). The 2026 Notes were issued on December 13, 2016. The Company’s obligations under the 2016 Note Purchase Agreement and the 2026 Notes are guaranteed by its Material Subsidiaries (as defined in the 2016 Note Purchase Agreement, but specifically excluding OTP). The proceeds from the issuance of the 2026 Notes were used to repay the remaining $52,330,000 of our 9.000% Senior Notes due December 15, 2016, and to pay down a portion of the $50 million in funds borrowed in February 2016 under the Company’s term loan agreement.

The Company may prepay all or any part of the 2026 Notes (in an amount not less than 10% of the aggregate principal amount of the 2026 Notes then outstanding in the case of a partial prepayment) at 100% of the principal amount prepaid, together with unpaid accrued interest and a make-whole amount; provided that if no default or event of default exists under the 2016 Note Purchase Agreement, any optional prepayment made by the Company of all of the 2026 Notes on or after September 15, 2026 will be made without any make-whole amount. The Company is required to offer to prepay all of the outstanding 2026 Notes at 100% of the principal amount together with unpaid accrued interest in the event of a Change of Control (as defined in the 2016 Note Purchase Agreement) of the Company. In addition, if the Company and its Material Subsidiaries sell a “substantial part” of its or their assets and use the proceeds to prepay or retire senior Interest-bearing Debt (as defined in the 2016 Note Purchase Agreement) of the Company and/or a Material Subsidiary in accordance with the terms of the 2016 Note Purchase Agreement, we are required to offer to prepay a Ratable Portion (as defined in the 2016 Note Purchase Agreement) of the 2026 Notes held by each holder of the 2026 Notes.

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

Term Loan Agreement

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

The Term Loan Agreement contains a number of restrictions on the Company, Varistar and certain subsidiaries of Varistar, including restrictions on its and their ability to merge, sell assets, make investments, create or incur liens on assets, guarantee the obligations of any other party and engage in transactions with related parties. The Term Loan Agreement also contains affirmative covenants and events of default, as well as certain financial covenants as described below under the heading “Financial Covenants.” The Term Loan Agreement does not include provisions for the termination of the agreement or the acceleration of repayment of amounts outstanding due to changes in the Company’s credit ratings. The Company’s obligations under the Term Loan Agreement are guaranteed by Varistar and certain of its subsidiaries.

2013 Note Purchase Agreement

On August 14, 2013 OTP entered into a Note Purchase Agreement (the 2013 Note Purchase Agreement) pursuant to which OTP has agreed to issue to the purchasers named therein, in a private placement transaction, $60 million aggregate principal amount of OTP’s 4.68% Series A Senior Unsecured Notes due February 27, 2029 (the Series A Notes) and $90 million aggregate principal amount of OTP’s 5.47% Series B Senior Unsecured Notes due February 27, 2044 (the Series B Notes and, together with the Series A Notes, the Notes). The Notes were issued on February 27, 2014. OTP used a portion of the proceeds of the Notes to retire early a $40.9 million term loan then outstanding and to repay OTP’s short-term debt outstanding on February 27, 2014. The remaining proceeds of the Notes were used to pay fees and expenses related to the issuance of the Notes and for other general purposes, including construction program expenditures.

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

The following tables provide a breakdown of the assignment of the Company’s consolidated short-term and long-term debt outstanding as of December 31, 2016 and December 31, 2015:

December 31, 2016 (in thousands)	OTP	Otter Tail Corporation	Otter Tail Corporation Consolidated
Short-Term Debt	$42,883	$—	$42,883
Long-Term Debt:
Term Loan, LIBOR plus 0.90%, due February 5, 2018		$15,000	$15,000
3.55% Guaranteed Senior Notes, due December 15, 2026		80,000	80,000
Senior Unsecured Notes 5.95%, Series A, due August 20, 2017	$33,000		33,000
Senior Unsecured Notes 4.63%, due December 1, 2021	140,000		140,000
Senior Unsecured Notes 6.15%, Series B, due August 20, 2022	30,000		30,000
Senior Unsecured Notes 6.37%, Series C, due August 20, 2027	42,000		42,000
Senior Unsecured Notes 4.68%, Series A, due February 27, 2029	60,000		60,000
Senior Unsecured Notes 6.47%, Series D, due August 20, 2037	50,000		50,000
Senior Unsecured Notes 5.47%, Series B, due February 27, 2044	90,000		90,000
North Dakota Development Note, 3.95%, due April 1, 2018		106	106
PACE Note, 2.54%, due March 18, 2021		836	836
Total	$445,000	$95,942	$540,942
Less: Current Maturities net of Unamortized Debt Issuance Costs	32,970	231	33,201
Unamortized Long-Term Debt Issuance Costs	1,861	539	2,400
Total Long-Term Debt net of Unamortized Debt Issuance Costs	$410,169	$95,172	$505,341
Total Short-Term and Long-Term Debt (with current maturities)	$486,022	$95,403	$581,425

December 31, 2015 (in thousands)	OTP	Otter Tail Corporation	Otter Tail Corporation Consolidated
Short-Term Debt	$21,006	$59,666	$80,672
Long-Term Debt:
9.000% Notes, due December 15, 2016		$52,330	$52,330
Senior Unsecured Notes 5.95%, Series A, due August 20, 2017	$33,000		33,000
Senior Unsecured Notes 4.63%, due December 1, 2021	140,000		140,000
Senior Unsecured Notes 6.15%, Series B, due August 20, 2022	30,000		30,000
Senior Unsecured Notes 6.37%, Series C, due August 20, 2027	42,000		42,000
Senior Unsecured Notes 4.68%, Series A, due February 27, 2029	60,000		60,000
Senior Unsecured Notes 6.47%, Series D, due August 20, 2037	50,000		50,000
Senior Unsecured Notes 5.47%, Series B, due February 27, 2044	90,000		90,000
North Dakota Development Note, 3.95%, due April 1, 2018		182	182
PACE Note, 2.54%, due March 18, 2021		977	977
Total	$445,000	$53,489	$498,489
Less: Current Maturities net of Unamortized Debt Issuance Costs		52,422	52,422
Unamortized Long-Term Debt Issuance Costs	2,099	122	2,221
Total Long-Term Debt net of Unamortized Debt Issuance Costs	$442,901	$945	$443,846
Total Short-Term and Long-Term Debt (with current maturities)	$463,907	$113,033	$576,940

The aggregate amounts of maturities on bonds outstanding and other long-term obligations at December 31, 2016 for each of the next five years are:

(in thousands)	2017	2018	2019	2020	2021
Aggregate Amounts of Debt Maturities	$33,231	$15,187	$172	$185	$140,171

Financial Covenants

The Company and OTP were in compliance with the financial covenants in these debt agreements as of December 31, 2016.

No Credit or Note Purchase Agreement contains any provisions that would trigger an acceleration of the related debt as a result of changes in the credit rating levels assigned to the related obligor by rating agencies.

The Company’s and OTP’s borrowing agreements are subject to certain financial covenants. Specifically:

•	Under the Otter Tail Corporation Credit Agreement, the Term Loan Agreement and the 2016 Note Purchase Agreement, the Company may not permit the ratio of its Interest-bearing Debt to Total Capitalization to be greater than 0.60 to 1.00 or permit its Interest and Dividend Coverage Ratio to be less than 1.50 to 1.00 (each measured on a consolidated basis) as provided in the agreements.

•	Under the 2016 Note Purchase Agreement, the Company may not permit its Priority Indebtedness to exceed 10% of its Total Capitalization. The Company had no Priority Indebtedness outstanding as of December 31, 2016.

•	Under the OTP Credit Agreement, OTP may not permit the ratio of its Interest-bearing Debt to Total Capitalization to be greater than 0.60 to 1.00.

•	Under the 2007 Note Purchase Agreement and 2011 Note Purchase Agreement, OTP may not permit the ratio of its Consolidated Debt to Total Capitalization to be greater than 0.60 to 1.00 or permit its Interest and Dividend Coverage Ratio to be less than 1.50 to 1.00, in each case as provided in the related borrowing agreement, and OTP may not permit its Priority Debt to exceed 20% of its Total Capitalization, as provided in the related agreement.

•	Under the 2013 Note Purchase Agreement, OTP may not permit its Interest-bearing Debt to exceed 60% of Total Capitalization and may not permit its Priority Indebtedness to exceed 20% of its Total Capitalization, each as provided in the 2013 Note Purchase Agreement. OTP had no Priority Indebtedness outstanding as of December 31, 2016.

11. Pension Plan and Other Postretirement Benefits

For valuation of the Company’s pension and other postretirement benefit plans’ projected benefit obligations as of December 31, 2016, the Company adopted updated and modified mortality tables and an updated and modified mortality improvement scale that projects lower mortality improvements in the future for plan participants. The adoption of the updated and modified mortality tables and mortality improvement scale in 2016 decreased the Company’s pension and other postretirement benefit obligations from projected benefit obligations that would have been rendered using the mortality tables the Company had been using since 2014. Although the adoption of the updated and modified tables and improvement scale will have the effect of decreasing the estimated and recognized cost of future benefit payments in the near term, the ultimate cost recognized will be determined by the actual level and duration of future benefit payments.

Pension Plan

The Company's noncontributory funded pension plan covers substantially all corporate employees and OTP nonunion employees hired prior to September 1, 2006, and all union employees of OTP hired prior to November 1, 2013, excluding Coyote Station employees. Coyote Station employees hired before January 1, 2009 are covered under the plan. The plan provides 100% vesting after five vesting years of service and for retirement compensation at age 65, with reduced compensation in cases of retirement prior to age 62. The Company reserves the right to discontinue the plan but no change or discontinuance may affect the pensions theretofore vested.

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

The following table lists components of net periodic pension benefit cost for the year ended December 31:

(in thousands)	2016	2015	2014
Service Cost–Benefit Earned During the Period	$5,518	$6,059	$4,666
Interest Cost on Projected Benefit Obligation	14,195	13,344	13,111
Expected Return on Assets	(19,454)	(18,383)	(16,743)
Amortization of Prior Service Cost:
From Regulatory Asset	189	188	257
From Other Comprehensive Income[1]	5	5	7
Amortization of Net Actuarial Loss:
From Regulatory Asset	5,153	6,676	3,400
From Other Comprehensive Income[1]	127	171	83
Net Periodic Pension Cost	$5,733	$8,060	$4,781
[1]Corporate cost included in Other Nonelectric Expenses.

Weighted average assumptions used to determine net periodic pension cost for the year ended December 31:

	2016	2015	2014
Discount Rate	4.76%	4.35%	5.30%
Long-Term Rate of Return on Plan Assets	7.75%	7.75%	7.75%
Rate of Increase in Future Compensation Level	3.13%	3.13%	3.13%

The following table presents amounts recognized in the consolidated balance sheets as of December 31:

(in thousands)	2016	2015
Regulatory Assets:
Unrecognized Prior Service Cost	$141	$329
Unrecognized Actuarial Loss	98,039	101,974
Total Regulatory Assets	$98,180	$102,303
Accumulated Other Comprehensive Loss:
Unrecognized Prior Service Cost	$12	$16
Unrecognized Actuarial Loss	406	820
Total Accumulated Other Comprehensive Loss	$418	$836
Noncurrent Liability	$60,292	$69,101

Funded status as of December 31:

(in thousands)	2016	2015
Accumulated Benefit Obligation	$(281,414)	$(268,387)
Projected Benefit Obligation	$(314,637)	$(302,740)
Fair Value of Plan Assets	254,345	233,639
Funded Status	$(60,292)	$(69,101)

The following tables provide a reconciliation of the changes in the fair value of plan assets and the plan’s benefit obligations over the two-year period ended December 31, 2016:

(in thousands)	2016	2015
Reconciliation of Fair Value of Plan Assets:
Fair Value of Plan Assets at January 1	$233,639	$244,589
Actual Return on Plan Assets	23,794	(9,160)
Discretionary Company Contributions	10,000	10,000
Benefit Payments	(13,088)	(11,790)
Fair Value of Plan Assets at December 31	$254,345	$233,639
Estimated Asset Return	10.1%	(3.7)%
Reconciliation of Projected Benefit Obligation:
Projected Benefit Obligation at January 1	$302,740	$311,650
Service Cost	5,518	6,059
Interest Cost	14,195	13,344
Benefit Payments	(13,088)	(11,790)
Actuarial Loss (Gain)	5,272	(16,523)
Projected Benefit Obligation at December 31	$314,637	$302,740

Weighted average assumptions used to determine benefit obligations at December 31:

	2016	2015
Discount Rate	4.60%	4.76%
Rate of Increase in Future Compensation Level	3.00%	3.13%

The assumed rate of return on pension fund assets used for the determination of 2017 net periodic pension cost is 7.50%. The assumed long-term rate of return on plan assets is based primarily on asset category studies using historical market return and volatility data with forward looking estimates based on existing financial market conditions and forecasts of capital markets. Modest excess return expectations versus some market indices are incorporated into the return projections based on the actively managed structure of the investment programs and their records of achieving such returns historically. The Company reviews its rate of return on plan asset assumptions annually. The assumptions are largely based on the asset category rate-of-return assumptions developed annually with the Company’s pension plan investment advisors, as well as input from actuaries who work with the pension plan.

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

Measurement Dates:	2016	2015
Net Periodic Pension Cost	January 1, 2016	January 1, 2015
End of Year Benefit Obligations	January 1, 2016 projected to December 31, 2016	January 1, 2015 projected to December 31, 2015
Market Value of Assets	December 31, 2016	December 31, 2015

The estimated amounts of unrecognized net actuarial losses and prior service costs to be amortized from regulatory assets and accumulated other comprehensive loss into the net periodic pension cost in 2017 are:

(in thousands)	2017
Decrease in Regulatory Assets:
Amortization of Unrecognized Prior Service Cost	$120
Amortization of Unrecognized Actuarial Loss	5,090
Decrease in Accumulated Other Comprehensive Loss:
Amortization of Unrecognized Prior Service Cost	3
Amortization of Unrecognized Actuarial Loss	125
Total Estimated Amortization	$5,338

Cash flows—The Company had no minimum funding requirement as of December 31, 2016 and will continue to evaluate if discretionary plan contributions will be made in 2017.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid out from plan assets:

(in thousands)	2017	2018	2019	2020	2021	Years 2022-2026
	$13,413	$14,140	$14,806	$15,564	$16,335	$92,083

The following objectives guide the investment strategy of the Company’s pension plan (the Plan):

•	The assets of the Plan will be invested in accordance with all applicable laws in a manner consistent with fiduciary standards including Employee Retirement Income Security Act standards (if applicable). Specifically:
o	The safeguards and diversity that a prudent investor would adhere to must be present in the investment program.
o	All transactions undertaken on behalf of the Plan must be in the best interest of plan participants and their beneficiaries.
•	The primary objective of the Plan is to provide a source of retirement income for its participants and beneficiaries.
•	The near-term primary financial objective of the Plan is to improve the funded status of the Plan.
•	A secondary financial objective is to minimize pension funding and expense volatility where possible.

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

The Company’s pension plan asset allocations at December 31, 2016 and 2015, by asset category are as follows:

Asset Allocation	2016	2015
Large Capitalization Equity Securities	21.4%	21.2%
International Equity Securities	22.0%	21.6%
Small and Mid-Capitalization Equity Securities	9.0%	8.1%
SEI Dynamic Asset Allocation Fund	5.4%	5.6%
Equity Securities	57.8%	56.5%
Fixed-Income Securities and Cash	34.3%	35.8%
Other – SEI Energy Debt Collective Fund	4.1%	3.6%
Other – SEI Special Situation Collective Investment Trust	3.8%	4.1%
	100.0%	100.0%

The following table presents the Company’s pension fund assets measured at fair value and included in Level 1 of the fair value hierarchy and assets measured using the NAV practical expedient to fair valuation as of December 31:

(in thousands)	2016	2015
Assets in Level 1 of the Fair Value Hierarchy	$234,303	$215,676
SEI Energy Debt Collective Fund at NAV	10,441	8,342
SEI Special Situation Collective Investment Trust Fund at NAV (1)	9,601	9,621
Total Assets	$254,345	$233,639

(1)On December 30, 2016 the Company instructed the pension fund manager to sell the pension fund investment in the SEI Special Situation Collective Investment Trust Fund. The cash value of the investment on settlement of the sale in January 2017 was $9,679,000.

Fair Value Measurements of Pension Fund Assets

ASC 715, Compensation – Retirement Benefits, requires disclosures about pension plan assets identified by the three levels of the fair value hierarchy established by ASC 820-10-35.

The following table presents, the Company’s pension fund assets measured at fair value and included in Level 1 of the fair value hierarchy as of December 31:

(in thousands)	2016	2015
Large Capitalization Equity Securities Mutual Fund	$54,483	$49,513
International Equity Securities Mutual Funds	55,916	50,504
Small and Mid-Capitalization Equity Securities Mutual Fund	23,011	18,823
SEI Dynamic Asset Allocation Mutual Fund	13,622	13,004
Fixed Income Securities Mutual Funds	87,268	83,830
Cash Management – Money Market Fund	3	2
Total Assets	$234,303	$215,676

The investments held by the SEI Special Situation Collective Investment Trust on December 31, 2016 and 2015 consisted of investments primarily in hedge funds that pursue alternative strategies, private equity funds and hybrid funds, as well as investments directly in other securities and financial instruments, with the objective of achieving high returns balanced against an appropriate level of volatility and market exposure over a full market cycle. The NAV of the SEI Special Situations Collective Investment Trust is determined by using the fair value of the portfolio as of the close of business at the end of the year. The fair value of the fund is calculated independently by the fund’s administrator and is reviewed by the Company.

The investments held by the SEI Energy Debt Collective Fund on December 31, 2016 and 2015 consist mainly of below investment grade high yielding bonds and loans of U.S. energy companies which trade at a discount to fair value. Redemptions are allowed semi-annually with a 95-day notice period, subject to fund director consent and certain gate, holdback and suspension restrictions. Subscriptions are allowed monthly with a three-year lock up on subscriptions. The Company invested $10.0 million in the SEI Energy Debt Fund in July 2015. The fund’s assets are valued in accordance with valuations reported by the fund’s sub-advisor or the fund’s underlying investments or other independent third party sources, although SEI in its discretion may use other valuation methods, subject to compliance with ERISA (as applicable). The fund’s assets are valued as of the close of business on the last business day of each calendar month and are available 30 days after the end of a calendar quarter. On an annual basis, as determined by the investment manager in its sole discretion, an independent valuation agent is retained to provide a valuation of the illiquid assets of the fund and of any other asset of the fund, as determined by the investment manager in its sole discretion. The Company reviews and verifies the reasonableness of the year-end valuations.

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

The following table lists components of net periodic pension benefit cost for the year ended December 31:

(in thousands)	2016	2015	2014
Service Cost–Benefit Earned During the Period	$252	$189	$51
Interest Cost on Projected Benefit Obligation	1,667	1,523	1,520
Amortization of Prior Service Cost:
From Regulatory Asset	16	16	22
From Other Comprehensive Income[1]	38	38	51
Amortization of Net Actuarial Loss:
From Regulatory Asset	293	334	142
From Other Comprehensive Income[2]	446	602	46
Net Periodic Pension Cost	$2,712	$2,702	$1,832
[1] Amortization of Prior Service Costs from Other Comprehensive Income Charged to:
Electric Operation and Maintenance Expenses	$15	$15	$20
Other Nonelectric Expenses	23	23	31

[2] Amortization of Net Actuarial Loss from Other Comprehensive Income Charged to:
Electric Operation and Maintenance Expenses	$272	$310	$132
Other Nonelectric Expenses	174	292	(86)

Weighted average assumptions used to determine net periodic pension cost for the year ended December 31:

	2016	2015	2014
Discount Rate	4.76%	4.35%	5.30%
Rate of Increase in Future Compensation Level	3.13%	3.15%	3.18%

The following table presents amounts recognized in the consolidated balance sheets as of December 31:

(in thousands)	2016	2015
Regulatory Assets:
Unrecognized Prior Service Cost	$58	$75
Unrecognized Actuarial Loss	2,890	2,936
Total Regulatory Assets	$2,948	$3,011
Projected Benefit Obligation Liability – Net Amount Recognized	$(37,335)	$(35,811)
Accumulated Other Comprehensive Loss:
Unrecognized Prior Service Cost	$134	$172
Unrecognized Actuarial Loss	5,915	5,815
Total Accumulated Other Comprehensive Loss	$6,049	$5,987

The following tables provide a reconciliation of the changes in the fair value of plan assets and the plan’s projected benefit obligations over the two-year period ended December 31, 2016 and a statement of the funded status as of December 31 of both years:

(in thousands)	2016	2015
Reconciliation of Fair Value of Plan Assets:
Fair Value of Plan Assets at January 1	$—	$—
Actual Return on Plan Assets	—	—
Employer Contributions	1,188	1,119
Benefit Payments	(1,188)	(1,119)
Fair Value of Plan Assets at December 31	$—	$—
Reconciliation of Projected Benefit Obligation:
Projected Benefit Obligation at January 1	$35,811	$35,650
Service Cost	252	189
Interest Cost	1,667	1,523
Benefit Payments	(1,188)	(1,119)
Plan Amendments	—	—
Actuarial Loss (Gain)	793	(432)
Projected Benefit Obligation at December 31	$37,335	$35,811

Weighted average assumptions used to determine benefit obligations at December 31:

	2016	2015
Discount Rate	4.60%	4.76%
Rate of Increase in Future Compensation Level	3.00%	3.13%

The estimated amounts of unrecognized net actuarial losses and prior service costs to be amortized from regulatory assets and accumulated other comprehensive loss into the net periodic pension cost for the ESSRP in 2017 are:

(in thousands)	2017
Decrease in Regulatory Assets:
Amortization of Unrecognized Prior Service Cost	$16
Amortization of Unrecognized Actuarial Loss	285
Decrease in Accumulated Other Comprehensive Loss:
Amortization of Unrecognized Prior Service Cost	38
Amortization of Unrecognized Actuarial Loss	440
Total Estimated Amortization	$779

Cash flows—The ESSRP is unfunded and has no assets; contributions are equal to the benefits paid to plan participants. The following benefit payments, which reflect future service, as appropriate, are expected to be paid:

						Years
(in thousands)	2017	2018	2019	2020	2021	2022-2026
	$1,253	$1,487	$1,562	$1,544	$1,754	$12,700

Other Postretirement Benefits

The Company provides a portion of health insurance and life insurance benefits for retired OTP and corporate employees. Substantially all of the Company's electric utility and corporate employees may become eligible for health insurance benefits if they reach age 55 and have 10 years of service. There are no plan assets. The following table lists components of net periodic postretirement benefit cost for the year ended December 31:

(in thousands)	2016	2015	2014
Service Cost–Benefit Earned During the Period	$1,301	$1,297	$1,055
Interest Cost on Projected Benefit Obligation	2,503	2,097	2,200
Amortization of Prior Service Cost
From Regulatory Asset	134	205	205
From Other Comprehensive Income[1]	3	5	5
Amortization of Net Actuarial Loss
From Regulatory Asset	379	—	—
From Other Comprehensive Income[1]	9	—	—
Net Periodic Postretirement Benefit Cost	$4,329	$3,604	$3,465
Effect of Medicare Part D Subsidy	$(923)	$(1,487)	$(948)
[1] Corporate cost included in Other Nonelectric Expenses.

Weighted average assumptions used to determine net periodic postretirement benefit cost for the year ended December 31:

	2016	2015	2014
Discount Rate	4.57%	4.20%	5.10%

The following table presents amounts recognized in the consolidated balance sheets as of December 31:

(in thousands)	2016	2015
Regulatory Asset:
Unrecognized Prior Service Cost	$(4)	$129
Unrecognized Net Actuarial Loss	13,586	1,289
Net Regulatory Asset	$13,582	$1,418
Projected Benefit Obligation Liability – Net Amount Recognized	$(62,571)	$(48,730)
Accumulated Other Comprehensive (Income) Loss:
Unrecognized Prior Service Cost	$4	$8
Unrecognized Net Actuarial Gain	(171)	(347)
Accumulated Other Comprehensive Income	$(167)	$(339)

The following tables provide a reconciliation of the changes in the fair value of plan assets and the plan’s projected benefit obligations and accrued postretirement benefit cost over the two-year period ended December 31, 2016:

(in thousands)	2016	2015
Reconciliation of Fair Value of Plan Assets:
Fair Value of Plan Assets at January 1	$—	$—
Actual Return on Plan Assets	—	—
Company Contributions	2,825	2,365
Benefit Payments (Net of Medicare Part D Subsidy)	(5,908)	(5,324)
Participant Premium Payments	3,083	2,959
Fair Value of Plan Assets at December 31	$—	$—
Reconciliation of Projected Benefit Obligation:
Projected Benefit Obligation at January 1	$48,730	$53,638
Service Cost (Net of Medicare Part D Subsidy)	1,301	1,297
Interest Cost (Net of Medicare Part D Subsidy)	2,503	2,097
Benefit Payments (Net of Medicare Part D Subsidy)	(5,908)	(5,324)
Participant Premium Payments	3,083	2,959
Actuarial Loss (Gain)	12,862	(5,937)
Projected Benefit Obligation at December 31	$62,571	$48,730
Reconciliation of Accrued Postretirement Cost:
Accrued Postretirement Cost at January 1	$(47,652)	$(46,413)
Expense	(4,329)	(3,604)
Net Company Contribution	2,825	2,365
Accrued Postretirement Cost at December 31	$(49,156)	$(47,652)

Weighted average assumptions used to determine benefit obligations at December 31:

	2016	2015
Discount Rate	4.46%	4.57%

Assumed healthcare cost-trend rates as of December 31:

	2016	2015
Healthcare Cost-Trend Rate Assumed for Next Year Pre-65	6.01%	6.16%
Healthcare Cost-Trend Rate Assumed for Next Year Post-65	6.23%	6.43%
Rate to Which the Cost-Trend Rate is Assumed to Decline	4.50%	4.50%
Year the Rate Reaches the Ultimate Trend Rate	2038	2038

Assumed healthcare cost-trend rates have a significant effect on the amounts reported for healthcare plans. A one-percentage-point change in assumed healthcare cost-trend rates for 2016 would have the following effects:

(in thousands)	1 Point Increase	1 Point Decrease
Effect on the Postretirement Benefit Obligation	$7,151	$(7,492)
Effect on Total of Service and Interest Cost	$653	$(519)
Effect on Expense	$1,454	$(907)

Measurement Dates:	2016	2015
Net Periodic Postretirement Benefit Cost	January 1, 2016	January 1, 2015

End of Year Benefit Obligations	January 1, 2016 projected to December 31, 2016	January 1, 2015 projected to December 31, 2015

The estimated net amounts of unrecognized prior service cost to be amortized from regulatory assets and accumulated other comprehensive loss into the net periodic postretirement benefit cost in 2017 are:

(in thousands)	2017
Decrease in Regulatory Assets:
Amortization of Unrecognized Prior Service Cost	$—
Amortization of Unrecognized Actuarial Loss	932
Decrease in Accumulated Other Comprehensive Loss:
Amortization of Unrecognized Prior Service Cost	—
Amortization of Unrecognized Actuarial Loss	23
Total Estimated Amortization	$955

Cash flows—The Company expects to contribute $3.5 million net of expected employee contributions for the payment of retiree medical benefits and Medicare Part D subsidy receipts in 2017. The Company expects to receive a Medicare Part D subsidy from the Federal government of approximately $416,000 in 2017. The following benefit payments, which reflect expected future service, as appropriate, net of expected Medicare Part D subsidy receipts and participant premium payments, are expected to be paid:

						Years
(in thousands)	2017	2018	2019	2020	2021	2022-2026
	$3,512	$3,669	$3,828	$3,912	$4,046	$20,377

401K Plan

The Company sponsors a 401K plan for the benefit of all corporate and subsidiary company employees. Contributions made to these plans by the Company and its subsidiary companies included in continuing operations totaled $3,877,000 for 2016, $3,602,000 for 2015 and $3,171,000 for 2014.

Employee Stock Ownership Plan

The Company has a stock ownership plan for the benefit of all its electric utility employees. Contributions made by the Company were $647,000 for 2016, $674,000 for 2015 and $696,000 for 2014.

12. Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Short-Term Debt—The carrying amount approximates fair value because the debt obligations are short-term and the balances outstanding as of December 31, 2016 and December 31, 2015 related to the Otter Tail Corporation Credit Agreement and the OTP Credit Agreement were subject to variable interest rates of LIBOR plus 1.75% and LIBOR plus 1.25%, for the respective entities, which approximate market rates.

Long-Term Debt including Current Maturities—The fair value of the Company's and OTP’s long-term debt is estimated based on the current market indications of rates available to the Company for the issuance of debt. The fair value measurements of the Company’s long-term debt issues fall into level 2 of the fair value hierarchy set forth in ASC 820.

	December 31, 2016		December 31, 2015
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and Cash Equivalents	$—	$—	$—	$—
Short-Term Debt	(42,883)	(42,883)	(80,672)	(80,672)
Long-Term Debt including Current Maturities	(538,542)	(583,835)	(496,268)	(561,245)

13. Property, Plant and Equipment

(in thousands)	December 31, 2016	December 31, 2015
Electric Plant in Service
Production	$891,330	$879,121
Transmission	410,679	391,941
Distribution	466,285	451,820
General	92,063	97,881
Electric Plant in Service	1,860,357	1,820,763
Construction Work in Progress	149,997	64,117
Total Gross Electric Plant	2,010,354	1,884,880
Less Accumulated Depreciation and Amortization	622,657	592,001
Net Electric Plant	$1,387,697	$1,292,879
Nonelectric Operations Plant
Equipment	$155,809	$155,715
Buildings and Leasehold Improvements	51,323	41,149
Land	4,694	4,479
Nonelectric Operations Plant	211,826	201,343
Construction Work in Progress	3,264	15,495
Total Gross Nonelectric Plant	215,090	216,838
Less Accumulated Depreciation and Amortization	125,562	121,903
Net Nonelectric Operations Plant	$89,528	$94,935
Net Plant	$1,477,225	$1,387,814

The estimated service lives for rate-regulated properties is 5 to 82 years. For nonelectric property the estimated useful lives are from 3 to 40 years.

	Service Life Range
(years)	Low	High
Electric Fixed Assets:
Production Plant	9	82
Transmission Plant	42	70
Distribution Plant	5	68
General Plant	5	50
Nonelectric Fixed Assets:
Equipment	3	12
Buildings and Leasehold Improvements	7	40

14. Income Taxes

The total income tax expense differs from the amount computed by applying the federal income tax rate (35% in 2016, 2015 and 2014) to net income before total income tax expense for the following reasons:

(in thousands)	2016	2015	2014
Tax Computed at Federal Statutory Rate – Continuing Operations	$28,741	$28,081	$25,704
Increases (Decreases) in Tax from:
Federal PTCs	(7,175)	(6,962)	(7,517)
State Income Taxes Net of Federal Income Tax Expense	2,848	4,945	1,993
North Dakota Wind Tax Credit Amortization – Net of Federal Taxes	(850)	(850)	(849)
Corporate-owned Life Insurance	(680)	(167)	(354)
Dividend Received/Paid Deduction	(537)	(560)	(622)
Section 199 Domestic Production Activities Deduction	(482)	—	(1,026)
Investment Tax Credit Amortization	(350)	(571)	(597)
Allowance for Funds Used During Construction – Equity	(280)	(426)	(505)
Differences Reversing in Excess of Federal Rates	77	(1,143)	(106)
Permanent and Other Differences	(1,231)	(705)	436
Total Income Tax Expense – Continuing Operations	$20,081	$21,642	$16,557
Income Tax Expense – Discontinued Operations – U.S.	138	2,991	3,952
Income Tax Expense – Continuing and Discontinued Operations	$20,219	$24,633	$20,509
Overall Effective Federal, State and Foreign Income Tax Rate	24.5%	29.3%	26.2%
Income Tax Expense From Continuing Operations Includes the Following:
Current Federal Income Taxes	$1,070	$211	$124
Current State Income Taxes	1,211	1	5
Deferred Federal Income Taxes	23,586	23,050	21,044
Deferred State Income Taxes	2,589	6,763	4,347
Federal PTCs	(7,175)	(6,962)	(7,517)
North Dakota Wind Tax Credit Amortization – Net of Federal Taxes	(850)	(850)	(849)
Investment Tax Credit Amortization	(350)	(571)	(597)
Total	$20,081	$21,642	$16,557
Total Income Before Income Taxes – Continuing and Discontinued Operations	$82,540	$83,978	$78,232

The Company's deferred tax assets and liabilities were composed of the following on December 31:

(in thousands)	2016	2015
Deferred Tax Assets
Benefit Liabilities	$44,381	$41,788
Federal PTCs	43,433	39,505
Retirement Benefits Liabilities	38,390	41,958
North Dakota Wind Tax Credits	32,962	32,962
Cost of Removal	31,636	29,463
Differences Related to Property	9,876	10,177
Net Operating Loss Carryforward	3,865	22,824
Vacation Accrual	2,725	2,500
Investment Tax Credits	818	1,109
Other	7,793	7,617
Total Deferred Tax Assets	$215,879	$229,903
Deferred Tax Liabilities
Differences Related to Property	$(371,761)	$(366,234)
Retirement Benefits Regulatory Asset	(38,390)	(41,958)
Excess Tax over Book Pension	(15,509)	(13,775)
North Dakota Wind Tax Credits	(3,654)	(3,179)
Impact of State Net Operating Losses on Federal Taxes	(1,352)	(1,596)
Other	(11,804)	(10,830)
Total Deferred Tax Liabilities	$(442,470)	$(437,572)
Deferred Income Taxes	$(226,591)	$(207,669)

Federal PTCs are earned as wind energy is generated based on a per kwh rate prescribed in applicable federal statutes. OTP’s kwh generation from its wind turbines eligible for PTCs increased 3.6% in 2016 compared with 2015. North Dakota wind energy credits are based on dollars invested in qualifying facilities and are being recognized on a straight-line basis over 25 years.

Schedule of expiration of tax credits and tax net operating losses available as of December 31, 2016:

(in thousands)	Amount	2017	2027-36
United States
Federal Net Operating Losses	$—	$—	$—
Federal Tax Credits	46,435	—	46,435
State Net Operating Losses	3,865	—	3,865
State Tax Credits	33,993	389	33,604

The carryforward period on a portion of the North Dakota wind tax credits from the Langdon wind project is five years. OTP has adjusted its deferred tax assets and deferred tax credits by $0.4 million for potential unused North Dakota wind tax credits related to the Langdon wind project.

The following table summarizes the activity related to our unrecognized tax benefits:

(in thousands)	2016	2015	2014
Balance on January 1	$468	$222	$4,239
Increases Related to Tax Positions for Prior Years	406	236	120
Decreases Related to Tax Positions for Prior Years	—	—	(4,142)
Increases Related to Tax Positions for Current Year	114	10	5
Uncertain Positions Resolved During Year	(97)	—	—
Balance on December 31	$891	$468	$222

The balance of unrecognized tax benefits as of December 31, 2016 would reduce the Company’s effective tax rate if recognized. The total amount of unrecognized tax benefits as of December 31, 2016 is not expected to change significantly within the next 12 months. The Company classifies interest and penalties on tax uncertainties as components of the provision for income taxes in our consolidated statement of income. There was no amount accrued for interest on tax uncertainties as of December 31, 2016.

The Company and its subsidiaries file a consolidated U.S. federal income tax return and various state income tax returns. As of December 31, 2016, with limited exceptions, the Company is no longer subject to examinations by taxing authorities for tax years prior to 2013 for federal and Minnesota and North Dakota state income taxes.

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

On December 19, 2014 the EPA’s rule regulating coal combustion residuals (CCR) went into effect. The final rule regulates CCR as a non-hazardous solid waste under Subtitle D of the Resource Conservation and Recovery Act. In the second quarter of 2015, subsequent to publication of the CCR rule, OTP completed an assessment of its ash handling and storage facilities at Hoot Lake Plant, Coyote Station and Big Stone Plant and determined that it had no immediate obligation under the rules to close or modify any existing ash handling facilities or storage sites but has discontinued the use of one pit at Coyote Station to avoid the potential for future obligations related to this site under the CCR rule. Additionally, OTP identified a slag sluice pond and slag stockpile area at Big Stone Plant that will need to be reclaimed at a future date to comply with the CCR rule. OTP established an ARO liability of approximately $0.5 million for its share of the estimated future costs to reclaim this site. Although identified as a new ARO resulting from the issuance of the CCR rule, the slag sluice pond and slag stockpile are currently in use, so the cost of the new ARO was capitalized. Therefore, the establishment of the ARO will have no impact on current year consolidated operating expenses but will result in an offsetting charge to the removal cost component of the accumulated provision for depreciation on the Company’s consolidated balance sheet. Future reclamation costs, when incurred, will be charged against, and reduce, the accumulated ARO liability.

OTP recorded no new AROs in 2016.

Reconciliations of carrying amounts of the present value of the Company’s legal AROs, capitalized asset retirement costs and related accumulated depreciation and a summary of settlement activity for the years ended December 31, 2016 and 2015 are presented in the following table:

(in thousands)	2016	2015
Asset Retirement Obligations
Beginning Balance	$8,084	$7,721
New Obligations Recognized	—	451
Adjustments Due to Revisions in Cash Flow Estimates	(103)	(424)
Accrued Accretion	360	336
Settlements	—	—
Ending Balance	$8,341	$8,084
Asset Retirement Costs Capitalized
Beginning Balance	$3,086	$3,059
New Obligations Recognized	—	451
Adjustments Due to Revisions in Cash Flow Estimates	(103)	(424)
Settlements	—	—
Ending Balance	$2,983	$3,086
Accumulated Depreciation – Asset Retirement Costs Capitalized
Beginning Balance	$673	$527
New Obligations Recognized	—	—
Adjustments Due to Revisions in Cash Flow Estimates	—	—
Depreciation Expense	122	146
Settlements	—	—
Ending Balance	$795	$673
Settlements	None	None
Original Capitalized Asset Retirement Cost – Retired	$—	$—
Accumulated Depreciation	—	—

Asset Retirement Obligation	$—	$—
Settlement Cost	—	—
Gain on Settlement – Deferred Under Regulatory Accounting	$—	$—

16. Discontinued Operations

On April 30, 2015 the Company sold Foley for $12.0 million in cash, plus $6.3 million in adjustments for working capital and other related items received in October 2015, less $1.0 million in selling expenses. On February 28, 2015 the Company sold the assets of AEV, Inc. for $22.3 million in cash, plus $0.6 million in adjustments for working capital and fixed assets received in October 2015, less $0.8 million in selling expenses. Foley and AEV, Inc. were formerly included in the Company’s Construction segment.

On February 8, 2013 the Company completed the sale of substantially all the assets of its dock and boatlift company, formerly included in our Manufacturing segment. On November 30, 2012 the Company completed the sale of the assets of our wind tower manufacturing business. This business was the only remaining entity in the Company’s former Wind Energy segment.

The Company’s Wind Energy and Construction segments were eliminated as a result of the sales of its wind tower manufacturing business, Foley and AEV, Inc. The financial position, results of operations and cash flows of Foley, AEV, Inc., the Company’s wind tower manufacturing business and its dock and boatlift company are reported as discontinued operations in the Company’s consolidated financial statements.

Following are summary presentations of the results of discontinued operations for the years ended December 31, 2016, 2015 and 2014:

	For the Year Ended December 31, 2016
(in thousands)	Foley	AEV, Inc.	Wind Tower Business	Dock and Boatlift Business	Intercompany Transactions Adjustment	Total
Operating Expenses	$250	$—	$(757)	$85	$—	$(422)
Income Tax (Benefit) Expense	(136)	5	303	(34)	—	138
Net (Loss) Income	$(114)	$(5)	$454	$(51)	$—	$284

	For the Year Ended December 31, 2015
(in thousands)	Foley	AEV, Inc.	Wind Tower Business	Dock and Boatlift Business	Intercompany Transactions Adjustment	Total
Operating Revenues	$21,625	$2,998	$—	$—	$—	$24,623
Operating Expenses	26,839	4,532	(462)	966	(240)	31,635
Asset Impairment Charge	1,000	—	—	—	—	1,000
Interest Expense	177	27	—	—	(204)	—
Other Income (Deductions)	(42)	2	111	—	(2)	69
Income Tax (Benefit) Expense	(921)	(638)	229	(386)	177	(1,539)
Net (Loss) Income from Operations	(5,512)	(921)	344	(580)	265	(6,404)
(Loss) Gain on Disposition Before Taxes	(204)	11,894	—	—	—	11,690
Income Tax (Benefit) Expense on Disposition	(227)	4,757	—	—	—	4,530
Net Gain on Disposition	23	7,137	—	—	—	7,160
Net (Loss) Income	$(5,489)	$6,216	$344	$(580)	$265	$756

	For the Year Ended December 31, 2014
(in thousands)	Foley	AEV, Inc.	Wind Tower Business	Dock and Boatlift Business	Intercompany Transactions Adjustment	Total
Operating Revenues	$105,333	$44,527	$—	$—	$—	$149,860
Operating Expenses	100,826	40,297	19	(180)	(960)	140,002
Asset Impairment Charge	5,605	—	—	—	—	5,605
Interest Expense	510	184	—	—	(694)	—
Other (Deductions) Income	(38)	304	—	277	(4)	539
Income Tax Expense (Benefit)	1,388	1,729	(8)	183	660	3,952
Net (Loss) Income	$(3,034)	$2,621	$(11)	$274	$990	$840

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

Following are summary presentations of the major components of assets and liabilities of discontinued operations as of December 31, 2016 and December 31, 2015:

	December 31, 2016
(in thousands)	Foley	AEV, Inc.	Wind Tower Business	Dock and Boatlift Business	Total
Current Liabilities	$—	$—	$589	$774	$1,363
Liabilities of Discontinued Operations	$—	$—	$589	$774	$1,363

	December 31, 2015
(in thousands)	Foley	AEV, Inc.	Wind Tower Business	Dock and Boatlift Business	Total
Current Liabilities	$—	$—	$1,299	$799	$2,098
Liabilities of Discontinued Operations	$—	$—	$1,299	$799	$2,098

Included in current liabilities of discontinued operations are warranty reserves. Details regarding the warranty reserves follow:

(in thousands)	2016	2015
Warranty Reserve Balance, January 1	$2,103	$2,527
Additional Provision for Warranties Made During the Year	—	—
Settlements Made During the Year	(24)	(124)
Decrease in Warranty Estimates for Prior Years	(710)	(300)
Warranty Reserve Balance, December 31	$1,369	$2,103

The warranty reserve balances as of December 31, 2016 relate entirely to products produced by the Company’s former wind tower and dock and boatlift manufacturing companies. Certain products sold by the companies carried one to fifteen year warranties. Although the assets of these companies have been sold and their operating results are reported under discontinued operations in the Company’s consolidated statements of income, the Company retains responsibility for warranty claims related to the products they produced prior to the sales of these companies.

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

17. Subsequent Events

Stock Incentive Awards

On February 2, 2017 the following stock incentive awards were granted to officers under the 2014 Incentive Plan:

Award	Shares/Units Granted	Weighted Average Grant-Date Fair Value per Award	Vesting
Restricted Stock Units Granted	15,900	$37.65	25% per year through February 6, 2021
Stock Performance Awards Granted	59,500	$31.00	December 31, 2019

The vesting of restricted stock units is accelerated in the event of a change in control, disability, death or retirement, subject to proration in certain cases. All restricted stock units granted to executive officers are eligible to receive dividend equivalent payments on all unvested awards over the awards respective vesting periods, subject to forfeiture under the terms of the restricted stock unit award agreements. The grant-date fair value of each restricted stock unit was the average of the high and low market price per share on the date of grant.

Under the performance share awards the aggregate award for performance at target is 59,500 shares. For target performance the participants would earn an aggregate of 39,667 common shares based on the Company’s total shareholder return relative to the total shareholder return of the companies that comprise the EEI Index over the performance measurement period of January 1, 2017 through December 31, 2019, with the beginning and ending share values based on the average closing price of a share of the Company’s common stock for the 20 trading days immediately following January 1, 2017 and the average closing price for the 20 trading days immediately preceding January 1, 2020. The participants would also earn an aggregate of 19,833 common shares for achieving the target set for the Company’s 3-year average adjusted return on equity. Actual payment may range from zero to 150% of the target amount, or up to 89,250 common shares. There are no voting or dividend rights related to these shares until the shares, if any, are issued at the end of the performance measurement period. The terms of these awards are such that the entire award will be classified and accounted for as equity, as required under ASC 718, and will be measured over the performance period based on the grant-date fair value of the award.

Under the 2017 Performance Award Agreements, payment and the amount of payment in the event of retirement, resignation for good reason or involuntary termination without cause is to be made at the end of the performance period based on actual performance, subject to proration in certain cases, except that the payment of performance awards granted to certain officers who are parties to Executive Employment Agreements with the Company is to be made at target at the date of any such event.

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

Three Months Ended	March 31		June 30		September 30		December 31
(in thousands, except per share data)	2016	2015[1]	2016	2015	2016	2015	2016	2015
Operating Revenues–Continuing Operations	$206,242	$202,841	$203,482	$188,153	$197,175	$200,023	$196,640	$188,787
Operating Income–Continuing Operations	$27,576	$25,025	$27,083	$24,800	$27,284	$29,626	$29,156	$29,763
Net Income (Loss):
Continuing Operations	$14,490	$13,781	$15,556	$13,657	$14,594	$15,709	$17,397	$15,442
Discontinued Operations	$30	$4,154	$119	$(2,221)	$22	$(317)	$113	$(860)
Total Net Income	$14,520	$17,935	$15,675	$11,436	$14,616	$15,392	$17,510	$14,582
Basic Earnings (Loss) Per Share:
Continuing Operations	$.38	$.37	$.41	$.37	$.38	$.42	$.45	$.41
Discontinued Operations	$—	$.11	$—	$(.06)	$—	$(.01)	$—	$(.02)
Total Basic Earnings Per Share	$.38	$.48	$.41	$.31	$.38	$.41	$.45	$.39
Diluted Earnings (Loss) Per Share:
Continuing Operations	$.38	$.37	$.41	$.36	$.37	$.42	$.44	$.41
Discontinued Operations	$—	$.11	$—	$(.06)	$—	$(.01)	$—	$(.02)
Total Diluted Earnings Per Share	$.38	$.48	$.41	$.30	$.37	$.41	$.44	$.39
Dividends Declared Per Common Share	$.3125	$.3075	$.3125	$.3075	$.3125	$.3075	$.3125	$.3075
Price Range:
High	29.73	33.44	33.50	32.76	36.42	28.34	42.55	28.76
Low	25.80	30.60	27.77	26.14	32.89	24.82	33.08	25.20
Average Number of Common Shares Outstanding—Basic	37,937	37,243	38,179	37,433	38,833	37,575	39,236	37,728
Average Number of Common Shares Outstanding—Diluted	38,045	37,498	38,321	37,653	39,006	37,795	39,552	37,868

1 Results include pre-tax goodwill impairment charges of $1.0 million at Foley in discontinued operations.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosures Controls and Procedures. Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) as of December 31, 2016, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2016.

Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the fourth quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management has completed its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013) to conduct the required assessment of the effectiveness of the Company’s internal control over financial reporting. Based on this assessment, management concluded that, as of December 31, 2016, the Company’s internal control over financial reporting was effective based on those criteria. The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K and issued an attestation report on the Company’s internal control over financial reporting.

Attestation Report of Independent Registered Public Accounting Firm. The attestation report of Deloitte & Touche LLP, the Company’s independent registered public accounting firm, regarding the Company’s internal control over financial reporting is provided on page 59.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item regarding Directors is incorporated by reference to the information under “Election of Directors” in the Company's definitive Proxy Statement for the 2017 Annual Meeting. The information regarding executive officers and family relationships is set forth in Item 3A hereto. The information regarding Section 16 reporting is incorporated by reference to the information under “Security Ownership of Directors and Officers - Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the 2017 Annual Meeting. The information required by this Item regarding the Company’s procedures for recommending nominees to the board of directors is incorporated by reference to the information under “Meetings and Committees of the Board of Directors – Corporate Governance Committee” in the Company’s definitive Proxy Statement for the 2017 Annual Meeting. The information required by this Item in regard to the Audit Committee and the Company’s Audit Committee financial experts is incorporated by reference to the information under “Meetings and Committees of the Board of Directors – Audit Committee” in the Company’s definitive Proxy Statement for the 2017 Annual Meeting.

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

The information required by this Item is incorporated by reference to the information under “Compensation Discussion and Analysis,” “Report of Compensation Committee,” “Executive Compensation” and “Director Compensation” in the Company's definitive Proxy Statement for the 2017 Annual Meeting.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item regarding security ownership is incorporated by reference to the information under “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Directors and Officers” in the Company’s definitive Proxy Statement for the 2017 Annual Meeting.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information as of December 31, 2016 about the Company’s common stock that may be issued under all of its equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
2014 Stock Incentive Plan	417,193	(1)	$0.00	1,356,811	(2)
1999 Stock Incentive Plan	14,135	(3)	$0.00	—	(4)
1999 Employee Stock Purchase Plan	—		N/A	384,159	(5)
Equity compensation plans not approved by security holders	—		—	—
Total	431,328		$0.00	1,740,970

(1)	Includes 122,250, 126,450 and 89,291 performance based share awards granted in 2016, 2015 and 2014, respectively, 78,745 restricted stock units outstanding as of December 31, 2016, and 457 stock units as part of the director deferred compensation program, and excludes 48,789 shares of restricted stock issued under the 2014 Stock Incentive Plan.

(2)	The 2014 Stock Incentive Plan provides for the issuance of any shares available under the plan in the form of restricted stock, restricted stock units, performance awards and other types of stock-based awards, in addition to the granting of options, warrants or stock appreciation rights.

(3)	Includes 11,250 restricted stock units outstanding as of December 31, 2016, and 2,885 stock units as part of the director deferred compensation program, and excludes 4,725 shares of restricted stock issued under the 1999 Stock Incentive Plan.

(4)	The 1999 Stock Incentive Plan provided for the issuance of any shares available under the plan in the form of restricted stock, restricted stock units, performance awards and other types of stock-based awards, in addition to the granting of options, warrants or stock appreciation rights. The 1999 Stock Incentive Plan expired by its terms on December 13, 2013 and no more awards may be granted thereunder.

(5)	Shares are issued based on employee’s election to participate in the plan.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the information under “Policy and Procedures Regarding Transactions with Related Persons,” “Election of Directors” and “Meetings and Committees of the Board of Directors” in the Company’s definitive Proxy Statement for the 2017 Annual Meeting.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the information under “Ratification of Independent Registered Public Accounting Firm – Fees” and “Ratification of Independent Registered Public Accounting Firm – Pre-Approval of Audit/Non-Audit Services Policy” in the Company’s definitive Proxy Statement for the 2017 Annual Meeting.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	List of documents filed as part of this report:

1.	Financial Statements

2.	Financial Statement Schedules

SCHEDULE 1 - Condensed financial information of registrant
Otter Tail Corporation (PARENT COMPANY)
Condensed Balance Sheets, December 31
(in thousands)	2016	2015
Assets
Current Assets
Cash and Cash Equivalents	$6,218	$—
Accounts Receivable	12	38
Accounts Receivable from Subsidiaries	1,706	2,311
Interest Receivable from Subsidiaries	141	175
Income Taxes Receivable	662	4,000
Notes Receivable from Subsidiaries	1,671	5,645
Other	936	1,096
Total Current Assets	11,346	13,265
Investments in Subsidiaries	692,723	713,344
Notes Receivable from Subsidiaries	79,843	72,560
Deferred Income Taxes	35,387	37,406
Other Assets	29,079	26,957
Total Assets	$848,378	$863,532

Liabilities and Equity

Current Liabilities
Short-Term Debt	$—	$59,666
Current Maturities of Long-Term Debt	231	52,422
Accounts Payable to Subsidiaries	5,958	5,959
Notes Payable to Subsidiaries	38,519	99,467
Other	5,838	6,035
Total Current Liabilities	50,546	223,549

Other Noncurrent Liabilities	32,556	34,015
Commitments and Contingencies
Capitalization
Long-Term Debt, Net of Current Maturities	95,172	945
Common Shareholder Equity	670,104	605,023
Total Capitalization	765,276	605,968
Total Liabilities and Equity	$848,378	$863,532
See accompanying notes to condensed financial statements.

Otter Tail Corporation (PARENT COMPANY)
Condensed Statements of Income—For the Years Ended December 31
(in thousands)	2016	2015	2014

Operating Loss
Revenue	$—	$—	$—
Operating Expenses	9,689	10,188	12,593
Operating Loss	(9,689)	(10,188)	(12,593)

Other Income (Expense)
Equity Income in Earnings of Subsidiaries	67,047	66,067	64,926
Interest Charges	(6,817)	(6,786)	(6,326)
Interest Charges to Subsidiaries	(173)	(193)	(117)
Interest Income from Subsidiaries	4,897	4,786	4,980
Other Income	1,621	421	1,379
Total Other Income	66,575	64,295	64,842

Income Before Income Taxes	56,886	54,107	52,249
Income Tax Benefit	(5,435)	(5,238)	(5,474)
Net Income	$62,321	$59,345	$57,723
See accompanying notes to condensed financial statements.

Otter Tail Corporation (PARENT COMPANY)
Condensed Statements of Cash Flows—For the Years Ended December 31
(in thousands)	2016	2015	2014
Cash Flows from Operating Activities

Net Cash Provided by Operating Activities	$83,296	$53,958	$47,697

Cash Flows from Investing Activities
Return of Capital (Investment in Subsidiaries)	9,912	(88,079)	(44,000)
Debt Issued to Subsidiaries	(3,309)	(12,592)	(7,662)
Cash Provided by (Used in) Investing Activities	106	(11)	(44)
Net Cash Provided by (Used in) Investing Activities	6,709	(100,682)	(51,706)

Cash Flows from Financing Activities
Change in Checks Written in Excess of Cash	(428)	213	215
Net Short-Term (Repayments) Borrowings	(59,666)	48,812	10,854
(Repayments to) Borrowings from Subsidiaries	(60,948)	32,249	4,656
Proceeds from Issuance of Common Stock	44,435	14,233	26,259
Common Stock Issuance Expenses	(562)	(451)	(673)
Payments for Retirement of Capital Stock	(104)	(1,596)	(590)
Proceeds from the Issuance of Long-Term Debt	130,000	—	—
Short-Term and Long-Term Debt Issuance Expenses	(723)	(312)	(170)
Payments for Retirement of Long-Term Debt	(87,547)	(201)	(188)
Dividends Paid and Other Distributions	(48,244)	(46,223)	(44,261)
Net Cash (Used in) Provided by Financing Activities	(83,787)	46,724	(3,898)
Net Change in Cash and Cash Equivalents	6,218	—	(7,907)
Cash and Cash Equivalents at Beginning of Period	—	—	7,907
Cash and Cash Equivalents at End of Period	$6,218	$—	$—
See accompanying notes to condensed financial statements.

Otter Tail Corporation (Parent Company)

Notes to Condensed Financial Statements

For the years ended December 31, 2016, 2015 and 2014

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

Related Party Transactions

As of December 31, 2016: (in thousands)	Accounts Receivable	Interest Receivable	Current Notes Receivable	Long-Term Notes Receivable	Accounts Payable	Current Notes Payable
Otter Tail Power Company	$1,572	$—	$—	$—	$10	$—
Vinyltech Corporation	3	20	—	11,500	—	15,951
Northern Pipe Products, Inc.	—	10	—	5,943	—	6,560
BTD Manufacturing, Inc.	—	92	—	52,000	—	2,342
Wind Tower Business	—	—	1,441	—	—	—
Dock and Boatlift Business	—	—	230	—	—	—
T.O. Plastics, Inc.	—	19	—	10,400	—	12,378
Varistar Corporation	60	—	—	—	5,948	1,288
Otter Tail Assurance Limited	71	—	—	—	—	—
	$1,706	$141	$1,671	$79,843	$5,958	$38,519

As of December 31, 2015: (in thousands)	Accounts Receivable	Interest Receivable	Current Notes Receivable	Long-Term Notes Receivable	Accounts Payable	Current Notes Payable
Otter Tail Power Company	$1,928	$—	$—	$—	$11	$—
Vinyltech Corporation	—	32	—	8,500	—	14,844
Northern Pipe Products, Inc.	—	8	—	3,160	—	7,088
BTD Manufacturing, Inc.	13	107	3,924	53,500	—	—
Wind Tower Business	—	—	1,444	—	—	—
Dock and Boatlift Business	—	—	277	—	—	—
T.O. Plastics, Inc.	—	28	—	7,400	—	6,405
Varistar Corporation	60	—	—	—	5,948	71,130
Otter Tail Assurance Limited	310	—	—	—	—	—
	$2,311	$175	$5,645	$72,560	$5,959	$99,467

Dividends

Dividends paid to Otter Tail Corporation (the Parent) from its subsidiaries were as follows:

(in thousands)	2016	2015	2014
Cash Dividends Paid to Parent by Subsidiaries	$77,779	$46,188	$44,261

See Otter Tail Corporation’s notes to consolidated financial statements in Part II, Item 8 for other disclosures.

Other schedules are omitted because of the absence of the conditions under which they are required, because the amounts are insignificant or because the information required is included in the financial statements or the notes thereto.

3.	Exhibits

The following Exhibits are filed as part of, or incorporated by reference into, this report.

	Previously Filed
	File No.	As Exhibit No.
2-A	8-K filed 7/1/09	2.1	—	Plan of Merger, dated as of June 30, 2009, by and among Otter Tail Corporation (now known as Otter Tail Power Company), Otter Tail Holding Company (now known as Otter Tail Corporation) and Otter Tail Merger Sub Inc.
2-B			—	Asset Purchase Agreement, dated as of November 16, 2016, among Otter Tail Power Company, EDF Renewable Development, Inc., Power Partners Midwest, LLC, EDF-RE US Development, LLC and Merricourt Power Partners, LLC.**/***
2-C			—	Turnkey Engineering, Procurement and Construction Services Agreement, dated as of November 16, 2016, between Otter Tail Power Company and EDF-RE US Development, LLC.**/***
3-A	8-K filed 7/1/09	3.1	—	Restated Articles of Incorporation.
3-B	8-K filed 7/1/09	3.2	—	Restated Bylaws.
4-A	8-K filed 8/23/07	4.1	—	Note Purchase Agreement, dated as of August 20, 2007.
4-A-1	8-K filed 12/20/07	4.3	—	First Amendment, dated as of December 14, 2007, to Note Purchase Agreement, dated as of August 20, 2007.
4-A-2	8-K filed 9/15/08	4.1	—	Second Amendment, dated as of September 11, 2008, to Note Purchase Agreement, dated as of August 20, 2007.
4-A-3	8-K filed 7/1/09	4.2	—	Third Amendment, dated as of June 26, 2009, to Note Purchase Agreement dated as of August 20, 2007.
4-B	8-K filed 11/2/12	4.1	—	Third Amended and Restated Credit Agreement dated as of October 29, 2012 among Otter Tail Corporation, the Banks named therein, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as Co-Syndication Agents, KeyBank National Association, as Documentation Agent, U.S. Bank National Association, as administration agent for the Banks and U.S. Bank National Association, Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, as Joint Lead Arrangers and Joint Book Runners.
4-B-1	8-K filed 11/1/13	4.1	—	First Amendment to Third Amended and Restated Credit Agreement, dated as of October 29, 2013, among Otter Tail Corporation, U.S. Bank National Association, as Administrative Agent and as a Bank, Bank of America, N.A. and JPMorgan Chase Bank, N.A., each as a Co-Syndication Agent and as a Bank, KeyBank National Association, as Documentation Agent and as a Bank, and Bank of the West and Union Bank, N.A., as Banks.
4-B-2	8-K filed 11/4/14	4.1	—	Second Amendment to Third Amended and Restated Credit Agreement, dated as of November 3, 2014, among Otter Tail Corporation, U.S. Bank National Association, as Administrative Agent and as a Bank, Bank of America, N.A. and JPMorgan Chase Bank, N.A., each as a Co-Syndication Agent and as a Bank, KeyBank National Association, as Documentation Agent and as a Bank, and Bank of the West as a Bank.
4-B-3	8-K filed 11/3/15	4.1	—	Third Amendment to Third Amended and Restated Credit Agreement, dated as of October 29, 2015, among Otter Tail Corporation, U.S. Bank National Association, as Administrative Agent and as a Bank, Bank of America, N.A. and JPMorgan Chase Bank, N.A., each as a Co-Syndication Agent and as a Bank, KeyBank National Association, as Documentation Agent and as a Bank, and Bank of the West as a Bank.

	Previously Filed
	File No.	As Exhibit No.
4-B-4	8-K filed 11/3/16	4.1	—	Fourth Amendment to Third Amended and Restated Credit Agreement, dated as of October 31, 2016, among Otter Tail Corporation, U.S. Bank National Association, as Administrative Agent and as a Bank, Bank of America, N.A. and JPMorgan Chase Bank, N.A., each as a Co-Syndication Agent and as a Bank, KeyBank National Association, as Documentation Agent and as a Bank, and Bank of the West as a Bank.
4-C	8-K filed 11/2/12	4.2	—	Second Amended and Restated Credit Agreement dated as of October 29, 2012 among Otter Tail Power Company, the Banks named therein, JPMorgan Chase Bank, N.A. and Bank of America, N.A., as Co-Syndication Agents, KeyBank National Association and CoBank, ACB, as Co-Documentation Agents, U.S. Bank National Association, as administrative agent for the Banks, and U.S. Bank National Association, Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, as Joint Lead Arrangers and Joint Book Runners.
4-C-1	8-K filed 11/1/13	4.2	—	First Amendment to Second Amended and Restated Credit Agreement, dated as of October 29, 2013, among Otter Tail Power Company, U.S. Bank National Association, as Administrative Agent and as a Bank, Bank of America, N.A. and JPMorgan Chase Bank, N.A., each as a Co-Syndication Agent and as a Bank, KeyBank National Association, as Documentation Agent and as a Bank, CoBank, ACB, as a Co-Documentation Agent and as a Bank, and Wells Fargo Bank, National Association and Union Bank, N.A., as Banks.
4-C-2	8-K filed 11/4/14	4.2	—	Second Amendment to Second Amended and Restated Credit Agreement, dated as of November 3, 2014, among Otter Tail Power Company, U.S. Bank National Association, as Administrative Agent and as a Bank, Bank of America, N.A. and JPMorgan Chase Bank, N.A., each as a Co-Syndication Agent and as a Bank, KeyBank National Association, as Documentation Agent and as a Bank, CoBank, ACB, as a Co-Documentation Agent and as a Bank, and Wells Fargo Bank, National Association as a Bank.
4-C-3	8-K filed 11/3/15	4.2	—	Third Amendment to Second Amended and Restated Credit Agreement, dated as of October 29, 2015, among Otter Tail Power Company, U.S. Bank National Association, as Administrative Agent and as a Bank, Bank of America, N.A. and JPMorgan Chase Bank, N.A., each as a Co-Syndication Agent and as a Bank, KeyBank National Association, as Documentation Agent and as a Bank, CoBank, ACB, as a Co-Documentation Agent and as a Bank, and Wells Fargo Bank, National Association as a Bank.
4-C-4	8-K filed 11/3/16	4.2	—	Fourth Amendment to Second Amended and Restated Credit Agreement, dated as of October 31, 2016, among Otter Tail Power Company, U.S. Bank National Association, as Administrative Agent and as a Bank, Bank of America, N.A. and JPMorgan Chase Bank, N.A., each as a Co-Syndication Agent and as a Bank, KeyBank National Association, as Documentation Agent and as a Bank, CoBank, ACB, as a Co-Documentation Agent and as a Bank, and Wells Fargo Bank, National Association as a Bank.
4-D	8-K filed 8/3/11	4.1	—	Note Purchase Agreement, dated as of July 29, 2011, between Otter Tail Power Company and the Purchasers named therein.
4-E	8-K filed 8/16/13	4.1	—	Note Purchase Agreement dated as of August 14, 2013 between Otter Tail Power Company and the Purchasers named therein.

Previously Filed
	File No.	As Exhibit No.
4-F	8-K filed 2/9/16	4.1	—	Term Loan Agreement dated as of February 5, 2016 among Otter Tail Corporation, the Banks named therein and JPMorgan Chase Bank, N.A., as administrative agent for the Banks, and J.P. Morgan Securities LLC, as Lead Arranger and Book Runner.
4-G	8-K filed 9/27/16	4.1	—	Note Purchase Agreement dated as of September 23, 2016 between Otter Tail Corporation and the Purchasers named therein.
10-A	2-55813	5-F	—	Contract dated April 12, 1973, between the Bureau of Reclamation and the Company.
10-B	2-55813	5-G	—	Contract dated January 8, 1973, between East River Electric Power Cooperative and the Company.
10-B-1	2-62815	5-E-1	—	Supplement One dated February 20, 1978.
10-B-2	10-K for year ended 12/31/89	10-E-3	—	Supplement Two dated June 10, 1983.
10-B-3	10-K for year ended 12/31/90	10-E-4	—	Supplement Three dated June 6, 1985.
10-B-4	10-K for year ended 12/31/92	10-E-5	—	Supplement No. Four, dated as of September 10, 1986.
10-B-5	10-K for year ended 12/31/92	10-E-6	—	Supplement No. Five, dated as of January 7, 1993.
10-B-6	10-K for year ended 12/31/93	10-E-7	—	Supplement No. Six, dated as of December 2, 1993.
10-C	10-K for year ended 12/31/89	10-F	—	Agreement for Sharing Ownership of Generating Plant by and between the Company, Montana-Dakota Utilities Co., and Northwestern Public Service Company (dated as of January 7, 1970).
10-C-1	10-K for year ended 12/31/89	10-F-1	—	Letter of Intent for purchase of share of Big Stone Plant from Northwestern Public Service Company (dated as of May 8, 1984).
10-C-2	10-K for year ended 12/31/91	10-F-2	—	Supplemental Agreement No. 1 to Agreement for Sharing Ownership of Big Stone Plant (dated as of July 1, 1983).
10-C-3	10-K for year ended 12/31/91	10-F-3	—	Supplemental Agreement No. 2 to Agreement for Sharing Ownership of Big Stone Plant (dated as of March 1, 1985).
10-C-4	10-K for year ended 12/31/91	10-F-4	—	Supplemental Agreement No. 3 to Agreement for Sharing Ownership of Big Stone Plant (dated as of March 31, 1986).
10-C-5	10-Q for quarter ended 9/30/03	10.1	—	Supplemental Agreement No. 4 to Agreement for Sharing Ownership of Big Stone Plant (dated as of April 24, 2003).
10-C-6	10-K for year ended 12/31/92	10-F-5	—	Amendment I to Letter of Intent dated May 8, 1984, for purchase of share of Big Stone Plant.
10-D	10-Q for quarter ended 6/30/15	10.3	—	Big Stone South – Ellendale Project Ownership Agreement dated as of June 12, 2015 between Otter Tail Power Company, a wholly owned subsidiary of Otter Tail Corporation, and Montana-Dakota Utilities Co., a division of MDU Resources Group, Inc.**
10-E	2-61043	5-H	—	Agreement for Sharing Ownership of Coyote Station Generating Unit No. 1 by and between the Company, Minnkota Power Cooperative, Inc., Montana-Dakota Utilities Co., Northwestern Public Service Company and Minnesota Power & Light Company (dated as of July 1, 1977).
10-E-1	10-K for year ended 12/31/89	10-H-1	—	Supplemental Agreement No. One, dated as of November 30, 1978, to Agreement for Sharing Ownership of Coyote Generating Unit No. 1.

Previously Filed
	File No.	As Exhibit No.
10-E-2	10-K for year ended 12/31/89	10-H-2	—	Supplemental Agreement No. Two, dated as of March 1, 1981, to Agreement for Sharing Ownership of Coyote Generating Unit No. 1 and Amendment No. 2 dated March 1, 1981, to Coyote Plant Coal Agreement.
10-E-3	10-K for year ended 12/31/89	10-H-3	—	Amendment, dated as of July 29, 1983, to Agreement for Sharing Ownership of Coyote Generating Unit No. 1.
10-E-4	10-K for year ended 12/31/92	10-H-4	—	Agreement, dated as of September 5, 1985, containing Amendment No. 3 to Agreement for Sharing Ownership of Coyote Generating Unit No. 1, dated as of July 1, 1977, and Amendment No. 5 to Coyote Plant Coal Agreement, dated as of January 1, 1978.
10-E-5	10-Q for quarter ended 9/30/01	10-A	—	Amendment, dated as of June 14, 2001, to Agreement for Sharing Ownership of Coyote Generating Unit No. 1.
10-E-6	10-Q for quarter ended 9/30/03	10.2	—	Amendment, dated as of April 24, 2003, to Agreement for Sharing Ownership of Coyote Generating Unit No. 1.
10-F	2-63744	5-I	—	Coyote Plant Coal Agreement by and between the Company, Minnkota Power Cooperative, Inc., Montana-Dakota Utilities Co., Northwestern Public Service Company, Minnesota Power & Light Company, and Knife River Coal Mining Company (dated as of January 1, 1978).
10-F-1	10-K for year ended 12/31/92	10-I-1	—	Addendum, dated as of March 10, 1980, to Coyote Plant Coal Agreement.
10-F-2	10-K for year ended 12/31/92	10-I-2	—	Amendment (No. 3), dated as of May 28, 1980, to Coyote Plant Coal Agreement.
10-F-3	10-K for year ended 12/31/92	10-I-3	—	Fourth Amendment, dated as of August 19, 1985, to Coyote Plant Coal Agreement.
10-F-4	10-Q for quarter ended 6/30/93	19-A	—	Sixth Amendment, dated as of February 17, 1993, to Coyote Plant Coal Agreement.
10-F-5	10-K for year ended 12/31/01	10-I-5	—	Agreement and Consent to Assignment of the Coyote Plant Coal Agreement.
10-G	10-K for year ended 12/31/12	10-J	—	Lignite Sales Agreement between Coyote Creek Mining Company, L.L.C. and Otter Tail Power Company, Northern Municipal Power Agency, Montana-Dakota Utilities Co., Northwestern Corporation, dated as of October 10, 2012.**
10-G-1	8-K filed 1/31/14	10.1	—	First Amendment to Lignite Sales Agreement dated as of January 30, 2014 among Otter Tail Power Company, Northern Municipal Power Agency, Montana-Dakota Utilities Co., a division of MDU Resources Group, Inc., NorthWestern Corporation and Coyote Creek Mining Company, L.L.C.
10-G-2	8-K filed 3/18/15	10.1	—	Second Amendment to Lignite Sales Agreement dated as of March 16, 2015 among Otter Tail Power Company, Northern Municipal Power Agency, Montana-Dakota Utilities Co., a division of MDU Resources Group, Inc., NorthWestern Corporation and Coyote Creek Mining Company, L.L.C.
10-H	10-Q for quarter ended 3/31/13	10.1	—	General Work Construction Agreement, dated as of February 1, 2013, between Otter Tail Power Company, in its capacity as agent for itself, Northwestern Corporation d/b/a NorthWestern Energy and Montana-Dakota Utilities Co., a division of MDU Resources Group, Inc., and Graycor Industrial Constructors Inc.**
10-I	10-Q/A for quarter ended 6/30/13	10.1	—	Wind Energy Purchase Agreement dated May 9, 2013 between Otter Tail Power Company and Ashtabula Wind III, LLC.**

	Previously Filed
	File No.	As Exhibit No.
10-J-1	10-K for year ended 12/31/02	10-N-1	—	Deferred Compensation Plan for Directors, as amended.*
10-J-1a	10-K for year ended 12/31/10	10-N-1A	—	First Amendment of Deferred Compensation Plan for Directors (2003 Restatement), as amended.*
10-J-1b	8-K filed 4/17/14	10.5	—	Second Amendment of Deferred Compensation Plan for Directors (2003 Restatement), as amended.*
10-J-2	8-K filed 2/04/05	10.1	—	Executive Survivor and Supplemental Retirement Plan (2005 Restatement).*
10-J-2a	10-K for year ended 12/31/06	10-N-2a	—	First Amendment of Executive Survivor and Supplemental Retirement Plan (2005 Restatement).*
10-J-2b	10-K for year ended 12/31/10	10-N-2B	—	Second Amendment of Executive Survivor and Supplemental Retirement Plan (2005 Restatement).*
10-J-3	10-Q for quarter ended 9/30/11	10.1	—	Nonqualified Retirement Plan (2011 Restatement).*
10-J-4	10-Q for quarter ended 9/30/16	10.1	—	1999 Employee Stock Purchase Plan, As Amended (2016).
10-J-5	8-K filed 4/13/06	10.4	—	1999 Stock Incentive Plan, As Amended (2006).
10-J-6	8-K filed 4/19/12	10.2	—	Form of 2012 Restricted Stock Award Agreement for Executive Officers.*
10-J-7	8-K filed 4/19/12	10.4	—	Form of 2012 Restricted Stock Unit Award Agreement.*
10-J-8	8-K filed 4/13/06	10.1	—	Form of Restricted Stock Award Agreement for Directors.*
10-J-9	10-K for year ended 12/31/13	10-O-12	—	2014 Executive Annual Incentive Plan.*
10-J-10	333-195337	4.1	—	Otter Tail Corporation 2014 Stock Incentive Plan.
10-J-11	8-K filed 4/17/14	10.1	—	Form of 2014 Performance Award Agreement.*
10-J-12	8-K filed 4/17/14	10.2	—	Form of 2014 Restricted Stock Award Agreement for Executive Officers.*
10-J-13	8-K filed 4/17/14	10.3	—	Form of 2014 Restricted Stock Award Agreement for Directors.*
10-J-14			—	Summary of Non-Employee Director Compensation (2016).
10-J-15	8-K filed 9/26/14	10.1	—	Amendment to 2014 Performance Award Agreement with Edward J. McIntyre.*
10-J-16	8-K filed 2/11/15	10.1	—	Form of 2015 Performance Award Agreement (Executives).*
10-J-17	8-K filed 2/11/15	10.2	—	Form of 2015 Performance Award Agreement (Legacy).*
10-J-18	8-K filed 2/11/15	10.3	—	Form of 2015 Restricted Stock Unit Award Agreement (Executives).*
10-J-19	8-K filed 2/11/15	10.4	—	Form of 2015 Restricted Stock Unit Award Agreement (Legacy).*
10-J-20	8-K filed 2/11/15	10.5	—	Otter Tail Corporation Executive Restoration Plus Plan, as Amended and Restated.
10-J-21	8-K filed 4/15/15	10.2	—	Form of 2015 Restricted Stock Award Agreement for Directors.*
10-K	8-K filed 5/11/15	1.1	—	Distribution Agreement dated May 11, 2015, between Otter Tail Corporation and J.P. Morgan Securities LLC.
10-L-1	10-K for year ended 12/31/12	10-O-1	—	Executive Employment Agreement, Kevin Moug.*
10-L-2	10-K for year ended 12/31/12	10-O-2	—	Executive Employment Agreement, George Koeck.*
10-M-1	10-K for year ended 12/31/10	10-Q-3	—	Change in Control Severance Agreement, Kevin G. Moug.*

Previously Filed
	File No.	As Exhibit No.
10-M-2	10-K for year ended 12/31/10	10-Q-4	—	Change in Control Severance Agreement, George Koeck.*
10-M-3	10-K for year ended 12/31/11	10-Q-5	—	Change in Control Severance Agreement, Chuck MacFarlane.*
10-M-4	10-Q for quarter ended 9/30/14	10.3	—	Change in Control Severance Agreement, Timothy Rogelstad.*
10-M-5	10-Q for quarter ended 9/30/14	10.6	—	Change in Control Severance Agreement, Paul Knutson.*
10-M-6	10-K for year ended 12/31/15	10-R-6	—	Change in Control Severance Agreement, John Abbott.*
10-N	8-K filed 4/15/15	10.1	—	Otter Tail Corporation Executive Severance Plan.*
12.1			—	Calculation of Ratios of Earnings to Fixed Charges and Preferred Dividends.
21-A			—	Subsidiaries of Registrant.
23-A			—	Consent of Deloitte & Touche LLP.
24-A			—	Powers of Attorney.
31.1			—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2			—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1			—	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2			—	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101			—	Financial statements from the Annual Report on Form 10-K of Otter Tail Corporation for the year ended December 31, 2016, formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Common Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, (vi) the Consolidated Statements of Capitalization, (vii) the Notes to Consolidated Financial Statements and (viii) Schedule I.

*Management contract, compensatory plan or arrangement required to be filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.

**Confidential information has been omitted from this Exhibit and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2.

***Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish copies of any of the omitted schedules and exhibits to the Securities and Exchange Commission upon request.

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, copies of certain instruments defining the rights of holders of certain long-term debt of the Company are not filed, and in lieu thereof, the Company agrees to furnish copies thereof to the Securities and Exchange Commission upon request.

Item 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OTTER TAIL CORPORATION

By	/s/ Kevin G. Moug
Kevin G. Moug
Chief Financial Officer and Senior Vice President
(authorized officer and principal financial officer)

Dated:	February 22, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature and Title

Charles S. MacFarlane	)
President and Chief Executive Officer	)
(principal executive officer) and Director	)
)
Kevin G. Moug	)
Chief Financial Officer and Senior Vice President	)
(principal financial and accounting officer))
	)	By	/s/ Charles S. MacFarlane
Nathan I. Partain	)		Charles S. MacFarlane
Chairman of the Board and Director	)		Pro Se and Attorney-in-Fact
	)		Dated February 22, 2017
Karen M. Bohn, Director	)
)
John D. Erickson, Director	)
)
Steven L. Fritze, Director	)
)
Kathryn O. Johnson, Director	)
)
Timothy J. O’Keefe, Director	)
)
Joyce Nelson Schuette, Director	)
)
James B. Stake, Director	)

EXHIBIT INDEX

Exhibit Number	Description

2-B	Asset Purchase Agreement, dated as of November 16, 2016, among Otter Tail Power Company, EDF Renewable Development, Inc., Power Partners Midwest, LLC, EDF-RE US Development, LLC and Merricourt Power Partners, LLC.*/**

2-C	Turnkey Engineering, Procurement and Construction Services Agreement, dated as of November 16, 2016, between Otter Tail Power Company and EDF-RE US Development, LLC.*/**

10-J-14	Summary of Non-Employee Director Compensation (2016).

12.1	Calculation of Ratios of Earnings to Fixed Charges and Preferred Dividends.

21-A	Subsidiaries of the Registrant.

23-A	Consent of Deloitte & Touche LLP.

24-A	Power of Attorney.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial statements from the Annual Report on Form 10-K of Otter Tail Corporation for the year ended December 31, 2016, formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Common Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, (vi) the Consolidated Statements of Capitalization, (vii) the Notes to Condensed Consolidated Financial Statements and (viii) Schedule I.

*	Confidential information has been omitted from this Exhibit and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2.

**	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish copies of any of the omitted schedules and exhibits to the Securities and Exchange Commission upon request.