Form 10-K/A
period 2016-12-31
Otter Tail Corp
filed 2017-05-15
CIK 1466593

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Securities Act. (Yes ☒   No     )

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or

Section 15(d) of the Act. (Yes __ No ☒)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (Yes ☒    No     )

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). (Yes ☒    No     )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the

Exchange Act). (Yes __    No ☒)

The aggregate market value of common stock held by non-affiliates, computed by reference to the last sales price on June 30, 2016 was $1,260,418,253.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 39,410,825 Common Shares ($5 par value) as of February 10, 2017.

Documents Incorporated by Reference:

No documents are incorporated by reference into this Amendment No. 1 on Form 10-K/A. Certain information required by Part III of the Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on February 22, 2017, has been incorporated by reference from the 2017 Proxy Statement for the 2017 Annual Meeting.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends Otter Tail Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016, which was originally filed with the Securities and Exchange Commission (the “Commission”) on February 22, 2017 (the “Original Filing”). Otter Tail Corporation is filing this Amendment for the sole purpose of refiling Exhibits 2-B and 2-C (the “Exhibits”) to the Original Filing in response to comments received from the staff of the Commission to Otter Tail Corporation’s request for confidential treatment with respect to certain portions of the Exhibits. The Exhibits filed with this Amendment supersede the Exhibits as previously filed as Exhibits 2-B and 2-C to the Original Filing. In addition, as required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are included herein as exhibits to this Amendment. Accordingly, Item 15 of Part IV of the Original Filing is being amended hereby to reflect the refiling of the Exhibits and the filing of these new certifications.

This Amendment does not make any other changes to the Original Filing and does not reflect events occurring after the Original Filing or modify or update any of the information contained therein in any way other than as expressly described in this Amendment.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	List of documents filed as part of this report:

1.	Financial Statements

Included in the Original Filing

2.	Financial Statement Schedules

Included in the Original Filing

3.	Exhibits

The following Exhibits are filed as part of, or incorporated by reference into, this report.

	Previously Filed
	File No.	As Exhibit No.
2-A	8-K filed 7/1/09	2.1	—Plan of Merger, dated as of June 30, 2009, by and among Otter Tail Corporation (now known as Otter Tail Power Company), Otter Tail Holding Company (now known as Otter Tail Corporation) and Otter Tail Merger Sub Inc.
2-B			—Asset Purchase Agreement, dated as of November 16, 2016, among Otter Tail Power Company, EDF Renewable Development, Inc., Power Partners Midwest, LLC, EDF-RE US Development, LLC and Merricourt Power Partners, LLC.**/***
2-C			—Turnkey Engineering, Procurement and Construction Services Agreement, dated as of November 16, 2016, between Otter Tail Power Company and EDF-RE US Development, LLC.**/***
3-A	8-K filed 7/1/09	3.1	—Restated Articles of Incorporation.
3-B	8-K filed 7/1/09	3.2	—Restated Bylaws.
4-A	8-K filed 8/23/07	4.1	—Note Purchase Agreement, dated as of August 20, 2007.
4-A-1	8-K filed 12/20/07	4.3	—First Amendment, dated as of December 14, 2007, to Note Purchase Agreement, dated as of August 20, 2007.
4-A-2	8-K filed 9/15/08	4.1	—Second Amendment, dated as of September 11, 2008, to Note Purchase Agreement, dated as of August 20, 2007.

	Previously Filed
	File No.	As Exhibit No.
4-A-3	8-K filed 7/1/09	4.2	—Third Amendment, dated as of June 26, 2009, to Note Purchase Agreement dated as of August 20, 2007.
4-B	8-K filed 11/2/12	4.1	—Third Amended and Restated Credit Agreement dated as of October 29, 2012 among Otter Tail Corporation, the Banks named therein, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as Co-Syndication Agents, KeyBank National Association, as Documentation Agent, U.S. Bank National Association, as administration agent for the Banks and U.S. Bank National Association, Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, as Joint Lead Arrangers and Joint Book Runners.
4-B-1	8-K filed 11/1/13	4.1	—First Amendment to Third Amended and Restated Credit Agreement, dated as of October 29, 2013, among Otter Tail Corporation, U.S. Bank National Association, as Administrative Agent and as a Bank, Bank of America, N.A. and JPMorgan Chase Bank, N.A., each as a Co-Syndication Agent and as a Bank, KeyBank National Association, as Documentation Agent and as a Bank, and Bank of the West and Union Bank, N.A., as Banks.
4-B-2	8-K filed 11/4/14	4.1	—Second Amendment to Third Amended and Restated Credit Agreement, dated as of November 3, 2014, among Otter Tail Corporation, U.S. Bank National Association, as Administrative Agent and as a Bank, Bank of America, N.A. and JPMorgan Chase Bank, N.A., each as a Co-Syndication Agent and as a Bank, KeyBank National Association, as Documentation Agent and as a Bank, and Bank of the West as a Bank.
4-B-3	8-K filed 11/3/15	4.1	—Third Amendment to Third Amended and Restated Credit Agreement, dated as of October 29, 2015, among Otter Tail Corporation, U.S. Bank National Association, as Administrative Agent and as a Bank, Bank of America, N.A. and JPMorgan Chase Bank, N.A., each as a Co-Syndication Agent and as a Bank, KeyBank National Association, as Documentation Agent and as a Bank, and Bank of the West as a Bank.
4-B-4	8-K filed 11/3/16	4.1	—Fourth Amendment to Third Amended and Restated Credit Agreement, dated as of October 31, 2016, among Otter Tail Corporation, U.S. Bank National Association, as Administrative Agent and as a Bank, Bank of America, N.A. and JPMorgan Chase Bank, N.A., each as a Co-Syndication Agent and as a Bank, KeyBank National Association, as Documentation Agent and as a Bank, and Bank of the West as a Bank.
4-C	8-K filed 11/2/12	4.2	—Second Amended and Restated Credit Agreement dated as of October 29, 2012 among Otter Tail Power Company, the Banks named therein, JPMorgan Chase Bank, N.A. and Bank of America, N.A., as Co-Syndication Agents, KeyBank National Association and CoBank, ACB, as Co-Documentation Agents, U.S. Bank National Association, as administrative agent for the Banks, and U.S. Bank National Association, Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, as Joint Lead Arrangers and Joint Book Runners.
4-C-1	8-K filed 11/1/13	4.2	— First Amendment to Second Amended and Restated Credit Agreement, dated as of October 29, 2013, among Otter Tail Power Company, U.S. Bank National Association, as Administrative Agent and as a Bank, Bank of America, N.A. and JPMorgan Chase Bank, N.A., each as a Co-Syndication Agent and as a Bank, KeyBank National Association, as Documentation Agent and as a Bank, CoBank, ACB, as a Co-Documentation Agent and as a Bank, and Wells Fargo Bank, National Association and Union Bank, N.A., as Banks.

	Previously Filed
	File No.	As Exhibit No.
4-C-2	8-K filed 11/4/14	4.2	— Second Amendment to Second Amended and Restated Credit Agreement, dated as of November 3, 2014, among Otter Tail Power Company, U.S. Bank National Association, as Administrative Agent and as a Bank, Bank of America, N.A. and JPMorgan Chase Bank, N.A., each as a Co-Syndication Agent and as a Bank, KeyBank National Association, as Documentation Agent and as a Bank, CoBank, ACB, as a Co-Documentation Agent and as a Bank, and Wells Fargo Bank, National Association as a Bank.
4-C-3	8-K filed 11/3/15	4.2	— Third Amendment to Second Amended and Restated Credit Agreement, dated as of October 29, 2015, among Otter Tail Power Company, U.S. Bank National Association, as Administrative Agent and as a Bank, Bank of America, N.A. and JPMorgan Chase Bank, N.A., each as a Co-Syndication Agent and as a Bank, KeyBank National Association, as Documentation Agent and as a Bank, CoBank, ACB, as a Co-Documentation Agent and as a Bank, and Wells Fargo Bank, National Association as a Bank.
4-C-4	8-K filed 11/3/16	4.2	— Fourth Amendment to Second Amended and Restated Credit Agreement, dated as of October 31, 2016, among Otter Tail Power Company, U.S. Bank National Association, as Administrative Agent and as a Bank, Bank of America, N.A. and JPMorgan Chase Bank, N.A., each as a Co-Syndication Agent and as a Bank, KeyBank National Association, as Documentation Agent and as a Bank, CoBank, ACB, as a Co-Documentation Agent and as a Bank, and Wells Fargo Bank, National Association as a Bank.
4-D	8-K filed 8/3/11	4.1	—Note Purchase Agreement, dated as of July 29, 2011, between Otter Tail Power Company and the Purchasers named therein.
4-E	8-K filed 8/16/13	4.1	—Note Purchase Agreement dated as of August 14, 2013 between Otter Tail Power Company and the Purchasers named therein.
4-F	8-K filed 2/9/16	4.1	—Term Loan Agreement dated as of February 5, 2016 among Otter Tail Corporation, the Banks named therein and JPMorgan Chase Bank, N.A., as administrative agent for the Banks, and J.P. Morgan Securities LLC, as Lead Arranger and Book Runner.
4-G	8-K filed 9/27/16	4.1	—Note Purchase Agreement dated as of September 23, 2016 between Otter Tail Corporation and the Purchasers named therein.
10-A	2-55813	5-F	—Contract dated April 12, 1973, between the Bureau of Reclamation and the Company.
10-B	2-55813	5-G	—Contract dated January 8, 1973, between East River Electric Power Cooperative and the Company.
10-B-1	2-62815	5-E-1	—Supplement One dated February 20, 1978.
10-B-2	10-K for year ended 12/31/89	10-E-3	—Supplement Two dated June 10, 1983.
10-B-3	10-K for year ended 12/31/90	10-E-4	—Supplement Three dated June 6, 1985.
10-B-4	10-K for year ended 12/31/92	10-E-5	—Supplement No. Four, dated as of September 10, 1986.
10-B-5	10-K for year ended 12/31/92	10-E-6	—Supplement No. Five, dated as of January 7, 1993.
10-B-6	10-K for year ended 12/31/93	10-E-7	—Supplement No. Six, dated as of December 2, 1993.
10-C	10-K for year ended 12/31/89	10-F	—Agreement for Sharing Ownership of Generating Plant by and between the Company, Montana-Dakota Utilities Co., and Northwestern Public Service Company (dated as of January 7, 1970).

Previously Filed
	File No.	As Exhibit No.
10-C-1	10-K for year ended 12/31/89	10-F-1	—Letter of Intent for purchase of share of Big Stone Plant from Northwestern Public Service Company (dated as of May 8, 1984).
10-C-2	10-K for year ended 12/31/91	10-F-2	—Supplemental Agreement No. 1 to Agreement for Sharing Ownership of Big Stone Plant (dated as of July 1, 1983).
10-C-3	10-K for year ended 12/31/91	10-F-3	—Supplemental Agreement No. 2 to Agreement for Sharing Ownership of Big Stone Plant (dated as of March 1, 1985).
10-C-4	10-K for year ended 12/31/91	10-F-4	—Supplemental Agreement No. 3 to Agreement for Sharing Ownership of Big Stone Plant (dated as of March 31, 1986).
10-C-5	10-Q for quarter ended 9/30/03	10.1	—Supplemental Agreement No. 4 to Agreement for Sharing Ownership of Big Stone Plant (dated as of April 24, 2003).
10-C-6	10-K for year ended 12/31/92	10-F-5	—Amendment I to Letter of Intent dated May 8, 1984, for purchase of share of Big Stone Plant.
10-D	10-Q for quarter ended 6/30/15	10.3	—Big Stone South – Ellendale Project Ownership Agreement dated as of June 12, 2015 between Otter Tail Power Company, a wholly owned subsidiary of Otter Tail Corporation, and Montana-Dakota Utilities Co., a division of MDU Resources Group, Inc.**
10-E	2-61043	5-H	—Agreement for Sharing Ownership of Coyote Station Generating Unit No. 1 by and between the Company, Minnkota Power Cooperative, Inc., Montana-Dakota Utilities Co., Northwestern Public Service Company and Minnesota Power & Light Company (dated as of July 1, 1977).
10-E-1	10-K for year ended 12/31/89	10-H-1	—Supplemental Agreement No. One, dated as of November 30, 1978, to Agreement for Sharing Ownership of Coyote Generating Unit No. 1.
10-E-2	10-K for year ended 12/31/89	10-H-2	—Supplemental Agreement No. Two, dated as of March 1, 1981, to Agreement for Sharing Ownership of Coyote Generating Unit No. 1 and Amendment No. 2 dated March 1, 1981, to Coyote Plant Coal Agreement.
10-E-3	10-K for year ended 12/31/89	10-H-3	—Amendment, dated as of July 29, 1983, to Agreement for Sharing Ownership of Coyote Generating Unit No. 1.
10-E-4	10-K for year ended 12/31/92	10-H-4	—Agreement, dated as of September 5, 1985, containing Amendment No. 3 to Agreement for Sharing Ownership of Coyote Generating Unit No. 1, dated as of July 1, 1977, and Amendment No. 5 to Coyote Plant Coal Agreement, dated as of January 1, 1978.
10-E-5	10-Q for quarter ended 9/30/01	10-A	—Amendment, dated as of June 14, 2001, to Agreement for Sharing Ownership of Coyote Generating Unit No. 1.
10-E-6	10-Q for quarter ended 9/30/03	10.2	—Amendment, dated as of April 24, 2003, to Agreement for Sharing Ownership of Coyote Generating Unit No. 1.
10-F	2-63744	5-I	—Coyote Plant Coal Agreement by and between the Company, Minnkota Power Cooperative, Inc., Montana-Dakota Utilities Co., Northwestern Public Service Company, Minnesota Power & Light Company, and Knife River Coal Mining Company (dated as of January 1, 1978).
10-F-1	10-K for year ended 12/31/92	10-I-1	—Addendum, dated as of March 10, 1980, to Coyote Plant Coal Agreement.
10-F-2	10-K for year ended 12/31/92	10-I-2	—Amendment (No. 3), dated as of May 28, 1980, to Coyote Plant Coal Agreement.
10-F-3	10-K for year ended 12/31/92	10-I-3	—Fourth Amendment, dated as of August 19, 1985, to Coyote Plant Coal Agreement.
10-F-4	10-Q for quarter ended 6/30/93	19-A	—Sixth Amendment, dated as of February 17, 1993, to Coyote Plant Coal Agreement.
10-F-5	10-K for year ended 12/31/01	10-I-5	—Agreement and Consent to Assignment of the Coyote Plant Coal Agreement.

	Previously Filed
	File No.	As Exhibit No.
10-G	10-K for year ended 12/31/12	10-J	—Lignite Sales Agreement between Coyote Creek Mining Company, L.L.C. and Otter Tail Power Company, Northern Municipal Power Agency, Montana-Dakota Utilities Co., Northwestern Corporation, dated as of October 10, 2012.**
10-G-1	8-K filed 1/31/14	10.1	—First Amendment to Lignite Sales Agreement dated as of January 30, 2014 among Otter Tail Power Company, Northern Municipal Power Agency, Montana-Dakota Utilities Co., a division of MDU Resources Group, Inc., NorthWestern Corporation and Coyote Creek Mining Company, L.L.C.
10-G-2	8-K filed 3/18/15	10.1	—Second Amendment to Lignite Sales Agreement dated as of March 16, 2015 among Otter Tail Power Company, Northern Municipal Power Agency, Montana-Dakota Utilities Co., a division of MDU Resources Group, Inc., NorthWestern Corporation and Coyote Creek Mining Company, L.L.C.
10-H	10-Q for quarter ended 3/31/13	10.1	—General Work Construction Agreement, dated as of February 1, 2013, between Otter Tail Power Company, in its capacity as agent for itself, Northwestern Corporation d/b/a NorthWestern Energy and Montana-Dakota Utilities Co., a division of MDU Resources Group, Inc., and Graycor Industrial Constructors Inc.**
10-I	10-Q/A for quarter ended 6/30/13	10.1	—Wind Energy Purchase Agreement dated May 9, 2013 between Otter Tail Power Company and Ashtabula Wind III, LLC.**
10-J-1	10-K for year ended 12/31/02	10-N-1	—Deferred Compensation Plan for Directors, as amended.*
10-J-1a	10-K for year ended 12/31/10	10-N-1A	—First Amendment of Deferred Compensation Plan for Directors (2003 Restatement), as amended.*
10-J-1b	8-K filed 4/17/14	10.5	—Second Amendment of Deferred Compensation Plan for Directors (2003 Restatement), as amended.*
10-J-2	8-K filed 2/04/05	10.1	—Executive Survivor and Supplemental Retirement Plan (2005 Restatement).*
10-J-2a	10-K for year ended 12/31/06	10-N-2a	—First Amendment of Executive Survivor and Supplemental Retirement Plan (2005 Restatement).*
10-J-2b	10-K for year ended 12/31/10	10-N-2B	—Second Amendment of Executive Survivor and Supplemental Retirement Plan (2005 Restatement).*
10-J-3	10-Q for quarter ended 9/30/11	10.1	—Nonqualified Retirement Plan (2011 Restatement).*
10-J-4	10-Q for quarter ended 9/30/16	10.1	—1999 Employee Stock Purchase Plan, As Amended (2016).
10-J-5	8-K filed 4/13/06	10.4	—1999 Stock Incentive Plan, As Amended (2006).
10-J-6	8-K filed 4/19/12	10.2	—Form of 2012 Restricted Stock Award Agreement for Executive Officers.*
10-J-7	8-K filed 4/19/12	10.4	—Form of 2012 Restricted Stock Unit Award Agreement.*
10-J-8	8-K filed 4/13/06	10.1	—Form of Restricted Stock Award Agreement for Directors.*
10-J-9	10-K for year ended 12/31/13	10-O-12	—2014 Executive Annual Incentive Plan.*
10-J-10	333-195337	4.1	—Otter Tail Corporation 2014 Stock Incentive Plan.
10-J-11	8-K filed 4/17/14	10.1	—Form of 2014 Performance Award Agreement.*
10-J-12	8-K filed 4/17/14	10.2	—Form of 2014 Restricted Stock Award Agreement for Executive Officers.*
10-J-13	8-K filed 4/17/14	10.3	—Form of 2014 Restricted Stock Award Agreement for Directors.*
10-J-14	10-K for year ended 12/31/16	10-J-14	—Summary of Non-Employee Director Compensation (2016).

	Previously Filed
	File No.	As Exhibit No.
10-J-15	8-K filed 9/26/14	10.1	—Amendment to 2014 Performance Award Agreement with Edward J. McIntyre.*
10-J-16	8-K filed 2/11/15	10.1	—Form of 2015 Performance Award Agreement (Executives).*
10-J-17	8-K filed 2/11/15	10.2	—Form of 2015 Performance Award Agreement (Legacy).*
10-J-18	8-K filed 2/11/15	10.3	—Form of 2015 Restricted Stock Unit Award Agreement (Executives).*
10-J-19	8-K filed 2/11/15	10.4	—Form of 2015 Restricted Stock Unit Award Agreement (Legacy).*
10-J-20	8-K filed 2/11/15	10.5	—Otter Tail Corporation Executive Restoration Plus Plan, as Amended and Restated.
10-J-21	8-K filed 4/15/15	10.2	—Form of 2015 Restricted Stock Award Agreement for Directors.*
10-K	8-K filed 5/11/15	1.1	—Distribution Agreement dated May 11, 2015, between Otter Tail Corporation and J.P. Morgan Securities LLC.
10-L-1	10-K for year ended 12/31/12	10-O-1	—Executive Employment Agreement, Kevin Moug.*
10-L-2	10-K for year ended 12/31/12	10-O-2	—Executive Employment Agreement, George Koeck.*
10-M-1	10-K for year ended 12/31/10	10-Q-3	—Change in Control Severance Agreement, Kevin G. Moug.*
10-M-2	10-K for year ended 12/31/10	10-Q-4	—Change in Control Severance Agreement, George Koeck.*
10-M-3	10-K for year ended 12/31/11	10-Q-5	—Change in Control Severance Agreement, Chuck MacFarlane.*
10-M-4	10-Q for quarter ended 9/30/14	10.3	—Change in Control Severance Agreement, Timothy Rogelstad.*
10-M-5	10-Q for quarter ended 9/30/14	10.6	—Change in Control Severance Agreement, Paul Knutson.*
10-M-6	10-K for year ended 12/31/15	10-R-6	—Change in Control Severance Agreement, John Abbott.*
10-N	8-K filed 4/15/15	10.1	—Otter Tail Corporation Executive Severance Plan.*
12.1	10-K for year ended 12/31/16	12.1	—Calculation of Ratios of Earnings to Fixed Charges and Preferred Dividends.
21-A	10-K for year ended 12/31/16	21-A	—Subsidiaries of Registrant.
23-A	10-K for year ended 12/31/16	23-A	—Consent of Deloitte & Touche LLP.
24-A	10-K for year ended 12/31/16	24-A	—Powers of Attorney.
31.1	10-K for year ended 12/31/16	31.1	—Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	10-K for year ended 12/31/16	31.2	—Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3			—Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 relating to Form 10-K/A.
31.4			—Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 relating to Form 10-K/A.
32.1	10-K for year ended 12/31/16	32.1	—Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	10-K for year ended 12/31/16	32.2	—Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	Previously Filed
	File No.	As Exhibit No.
101	10-K for year ended 12/31/16	101	—Financial statements from the Annual Report on Form 10-K of Otter Tail Corporation for the year ended December 31, 2016, formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Common Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, (vi) the Consolidated Statements of Capitalization, (vii) the Notes to Consolidated Financial Statements and (viii) Schedule I.

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
Kevin G. Moug
Chief Financial Officer and Senior Vice President
(authorized officer and principal financial officer)

Dated: May 15, 2017

EXHIBIT INDEX

Exhibit Number	Description

2-B	Asset Purchase Agreement, dated as of November 16, 2016, among Otter Tail Power Company, EDF Renewable Development, Inc., Power Partners Midwest, LLC, EDF-RE US Development, LLC and Merricourt Power Partners, LLC.*/**

2-C	Turnkey Engineering, Procurement and Construction Services Agreement, dated as of November 16, 2016, between Otter Tail Power Company and EDF-RE US Development, LLC.*/**

31.3	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 relating to Form 10-K/A.

31.4	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 relating to Form 10-K/A.

*	Confidential information has been omitted from this Exhibit and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2.

**	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish copies of any of the omitted schedules and exhibits to the Securities and Exchange Commission upon request.