Form 10-Q
period 2017-06-30
Otter Tail Corp
filed 2017-08-09
CIK 1466593

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2017

OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	0-53713

OTTER TAIL CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota	27-0383995
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

215 South Cascade Street, Box 496, Fergus Falls, Minnesota	56538-0496
(Address of principal executive offices)	(Zip Code)

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

Yes ☐    No ☑

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:

July 31, 2017 – 39,557,391 Common Shares ($5 par value)

OTTER TAIL CORPORATION

INDEX

Part I. Financial Information		Page No.

Item 1.	Financial Statements

	Consolidated Balance Sheets – June 30, 2017 and December 31, 2016 (not audited)	2 & 3

	Consolidated Statements of Income - Three and Six Months Ended June 30, 2017 and 2016 (not audited)	4

	Consolidated Statements of Comprehensive Income - Three and Six Months Ended June 30, 2017 and 2016 (not audited)	5

	Consolidated Statements of Cash Flows - Six Months Ended June 30, 2017 and 2016 (not audited)	6

	Condensed Notes to Consolidated Financial Statements (not audited)	7-30

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	31-47

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	47-48

Item 4.	Controls and Procedures	48

Part II. Other Information

Item 1.	Legal Proceedings	48

Item 1A.	Risk Factors	48

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	48

Item 6.	Exhibits	49

Signatures		49

PART I. FINANCIAL INFORMATION

Item 1. financial statements

Otter Tail Corporation
Consolidated Balance Sheets
(not audited)

(in thousands)	June 30, 2017	December 31, 2016

Assets

Current Assets
Cash and Cash Equivalents	$--	$--
Accounts Receivable:
Trade—Net	79,029	68,242
Other	7,895	5,850
Inventories	87,267	83,740
Unbilled Revenues	15,560	20,080
Income Taxes Receivable	--	662
Regulatory Assets	16,540	21,297
Other	14,352	8,144
Total Current Assets	220,643	208,015

Investments	8,156	8,417
Other Assets	35,253	34,104
Goodwill	37,572	37,572
Other Intangibles—Net	14,391	14,958
Regulatory Assets	127,479	132,094

Plant
Electric Plant in Service	1,870,928	1,860,357
Nonelectric Operations	214,925	211,826
Construction Work in Progress	188,450	153,261
Total Gross Plant	2,274,303	2,225,444
Less Accumulated Depreciation and Amortization	773,741	748,219
Net Plant	1,500,562	1,477,225

Total Assets	$1,944,056	$1,912,385

See accompanying condensed notes to consolidated financial statements.

Otter Tail Corporation
Consolidated Balance Sheets
(not audited)

(in thousands, except share data)	June 30, 2017	December 31, 2016

Liabilities and Equity

Current Liabilities
Short-Term Debt	$58,117	$42,883
Current Maturities of Long-Term Debt	42,200	33,201
Accounts Payable	94,353	89,350
Accrued Salaries and Wages	15,115	17,497
Accrued Taxes	10,954	16,000
Other Accrued Liabilities	15,142	15,377
Liabilities of Discontinued Operations	1,113	1,363
Total Current Liabilities	236,994	215,671

Pensions Benefit Liability	98,297	97,627
Other Postretirement Benefits Liability	62,980	62,571
Other Noncurrent Liabilities	22,441	21,706

Commitments and Contingencies (note 9)

Deferred Credits
Deferred Income Taxes	235,554	226,591
Deferred Tax Credits	22,115	22,849
Regulatory Liabilities	83,561	82,433
Other	5,324	7,492
Total Deferred Credits	346,554	339,365

Capitalization
Long-Term Debt—Net	490,386	505,341

Cumulative Preferred Shares– Authorized 1,500,000 Shares Without Par Value; Outstanding – None	--	--

Cumulative Preference Shares – Authorized 1,000,000 Shares Without Par Value; Outstanding – None	--	--

Common Shares, Par Value $5 Per Share—Authorized, 50,000,000 Shares; Outstanding, 2017—39,555,076 Shares; 2016—39,348,136 Shares	197,775	196,741
Premium on Common Shares	341,657	337,684
Retained Earnings	150,558	139,479
Accumulated Other Comprehensive Loss	(3,586)	(3,800)
Total Common Equity	686,404	670,104

Total Capitalization	1,176,790	1,175,445

Total Liabilities and Equity	$1,944,056	$1,912,385

See accompanying condensed notes to consolidated financial statements.

Otter Tail Corporation
Consolidated Statements of Income
(not audited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per-share amounts)	2017	2016	2017	2016
Operating Revenues
Electric	$102,231	$97,918	$220,774	$210,903
Product Sales	109,855	105,564	205,429	198,821
Total Operating Revenues	212,086	203,482	426,203	409,724
Operating Expenses
Production Fuel – Electric	12,477	9,990	28,859	25,690
Purchased Power – Electric System Use	16,376	15,127	35,564	32,013
Electric Operation and Maintenance Expenses	37,850	38,981	76,229	78,999
Cost of Products Sold (depreciation included below)	84,013	80,949	159,290	153,588
Other Nonelectric Expenses	10,164	9,238	20,602	20,693
Depreciation and Amortization	17,908	18,525	35,762	36,814
Property Taxes – Electric	3,709	3,589	7,507	7,268
Total Operating Expenses	182,497	176,399	363,813	355,065
Operating Income	29,589	27,083	62,390	54,659

Interest Charges	7,527	7,976	14,989	15,970
Other Income	552	1,532	1,105	1,932
Income Before Income Taxes—Continuing Operations	22,614	20,639	48,506	40,621
Income Tax Expense—Continuing Operations	5,897	5,083	12,260	10,575
Net Income from Continuing Operations	16,717	15,556	36,246	30,046
Discontinued Operations
Income – net of Income Tax Expense of $40, $80, $78 and $100 for the respective periods	61	119	117	149
Net Income	16,778	15,675	36,363	30,195

Average Number of Common Shares Outstanding—Basic	39,462,865	38,179,371	39,406,834	38,058,157
Average Number of Common Shares Outstanding—Diluted	39,702,499	38,321,289	39,671,612	38,183,249

Basic Earnings Per Common Share:
Continuing Operations	$0.43	$0.41	$0.92	$0.79
Discontinued Operations	--	--	--	--
	$0.43	$0.41	$0.92	$0.79
Diluted Earnings Per Common Share:
Continuing Operations	$0.42	$0.41	$0.92	$0.79
Discontinued Operations	--	--	--	--
	$0.42	$0.41	$0.92	$0.79

Dividends Declared Per Common Share	$0.3200	$0.3125	$0.6400	$0.6250

See accompanying condensed notes to consolidated financial statements.

Otter Tail Corporation
Consolidated Statements of Comprehensive Income
(not audited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Net Income	$16,778	$15,675	$36,363	$30,195
Other Comprehensive Income:
Unrealized Gain on Available-for-Sale Securities:
Reversal of Previously Recognized Gains Realized on Sale of Investments and Included in Other Income During Period	(1)	--	(1)	--
Gains Arising During Period	21	27	38	100
Income Tax Expense	(7)	(9)	(13)	(35)
Change in Unrealized Gains on Available-for-Sale Securities – net-of-tax	13	18	24	65
Pension and Postretirement Benefit Plans:
Amortization of Unrecognized Postretirement Benefit Losses and Costs (note 11)	159	155	316	309
Income Tax Expense	(63)	(63)	(126)	(124)
Pension and Postretirement Benefit Plans – net-of-tax	96	92	190	185
Total Other Comprehensive Income	109	110	214	250
Total Comprehensive Income	$16,887	$15,785	$36,577	$30,445

See accompanying condensed notes to consolidated financial statements.

Otter Tail Corporation
Consolidated Statements of Cash Flows
(not audited)

	Six Months Ended June 30,
(in thousands)	2017	2016
Cash Flows from Operating Activities
Net Income	$36,363	$30,195
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Net Income from Discontinued Operations	(117)	(149)
Depreciation and Amortization	35,762	36,814
Deferred Tax Credits	(734)	(828)
Deferred Income Taxes	8,666	9,679
Change in Deferred Debits and Other Assets	8,075	2,680
Discretionary Contribution to Pension Plan	--	(10,000)
Change in Noncurrent Liabilities and Deferred Credits	(695)	6,404
Allowance for Equity/Other Funds Used During Construction	(401)	(475)
Stock Compensation Expense—Equity Awards	1,920	828
Other—Net	39	(76)
Cash (Used for) Provided by Current Assets and Current Liabilities:
Change in Receivables	(12,832)	(12,673)
Change in Inventories	(3,527)	4,218
Change in Other Current Assets	2,095	(1,043)
Change in Payables and Other Current Liabilities	(5,878)	(5,441)
Change in Interest and Income Taxes Receivable/Payable	590	4,018
Net Cash Provided by Continuing Operations	69,326	64,151
Net Cash (Used in) Provided by Discontinued Operations	(54)	11
Net Cash Provided by Operating Activities	69,272	64,162
Cash Flows from Investing Activities
Capital Expenditures	(56,354)	(79,158)
Net Proceeds from Disposal of Noncurrent Assets	2,167	1,080
Final Purchase Price Adjustment – BTD-Georgia Acquisition	--	1,500
Cash Used for Investments and Other Assets	(2,431)	(1,719)
Net Cash Used in Investing Activities	(56,618)	(78,297)
Cash Flows from Financing Activities
Change in Checks Written in Excess of Cash	1,043	(2,024)
Net Short-Term Borrowings (Repayments)	15,234	(31,398)
Proceeds from Issuance of Common Stock – net of Issuance Expenses	4,266	21,645
Payments for Retirement of Capital Stock	(1,799)	(104)
Proceeds from Issuance of Long-Term Debt	--	50,000
Short-Term and Long-Term Debt Issuance Expenses	--	(59)
Payments for Retirement of Long-Term Debt	(6,114)	(106)
Dividends Paid	(25,284)	(23,819)
Net Cash (Used in) Provided by Financing Activities	(12,654)	14,135
Net Change in Cash and Cash Equivalents	--	--
Cash and Cash Equivalents at Beginning of Period	--	--
Cash and Cash Equivalents at End of Period	$--	$--

See accompanying condensed notes to consolidated financial statements.

OTTER TAIL CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(not audited)

In the opinion of management, Otter Tail Corporation (the Company) has included all adjustments (including normal recurring accruals) necessary for a fair presentation of the consolidated financial statements for the periods presented. The consolidated financial statements and condensed notes thereto should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016. Because of seasonal and other factors, the earnings for the three- and six-month periods ended June 30, 2017 should not be taken as an indication of earnings for all or any part of the balance of the year.

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

For the Company’s operating companies recognizing revenue on certain products when shipped, those operating companies have no further obligation to provide services related to such products. The shipping terms used in these instances are FOB shipping point.

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

The following tables present, for each of the hierarchy levels, the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016:

June 30, 2017 (in thousands)	Level 1	Level 2	Level 3
Assets:
Investments:
Equity Funds – Held by Captive Insurance Company	$879
Corporate Debt Securities – Held by Captive Insurance Company		$4,991
Government-Backed and Government-Sponsored Enterprises’ Debt Securities – Held by Captive Insurance Company		2,099
Other Assets:
Money Market and Mutual Funds – Nonqualified Retirement Savings Plan	781
Total Assets	$1,660	$7,090

December 31, 2016 (in thousands)	Level 1	Level 2	Level 3
Assets:
Investments:
Corporate Debt Securities – Held by Captive Insurance Company		$5,280
Government-Backed and Government-Sponsored Enterprises’ Debt Securities – Held by Captive Insurance Company		2,945
Other Assets:
Money Market and Mutual Funds – Nonqualified Retirement Savings Plan	$849
Total Assets	$849	$8,225

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

If the LSA terminates prior to the expiration of its term or the production period terminates prior to December 31, 2040 and the Coyote Station owners purchase all of the outstanding membership interests of CCMC as required by the LSA, the owners will satisfy, or (if permitted by CCMC’s applicable lender) assume, all of CCMC’s obligations owed to CCMC’s lenders under its loans and leases. The Coyote Station owners have limited rights to assign their rights and obligations under the LSA without the consent of CCMC’s lenders during any period in which CCMC’s obligations to its lenders remain outstanding. In the event the contract is terminated because regulations or legislation render the burning of coal cost prohibitive and the assets worthless, OTP’s maximum exposure to loss as a result of its involvement with CCMC as of June 30, 2017 could be as high as $58.9 million, OTP’s 35% share of unrecovered costs.

Inventories

Inventories, valued at the lower of cost or net realizable value, consist of the following:

	June 30,	December 31,
(in thousands)	2017	2016
Finished Goods	$24,646	$27,755
Work in Process	13,977	11,754
Raw Material, Fuel and Supplies	48,644	44,231
Total Inventories	$87,267	$83,740

Goodwill and Other Intangible Assets

An assessment of the carrying amounts of goodwill of the Company’s operating units as of December 31, 2016 indicated the fair values are substantially in excess of their respective book values and not impaired.

The following table indicates there were no changes to goodwill by business segment during the first six months of 2017:

(in thousands)	Gross Balance December 31, 2016	Accumulated Impairments	Balance (net of impairments) December 31, 2016	Adjustments to Goodwill in 2017	Balance (net of impairments) June 30, 2017
Manufacturing	$18,270	$--	$18,270	$--	$18,270
Plastics	19,302	--	19,302	--	19,302
Total	$37,572	$--	$37,572	$--	$37,572

Intangible assets with finite lives are amortized over their estimated useful lives and reviewed for impairment in accordance with requirements under ASC Topic 360-10-35, Property, Plant, and Equipment—Overall—Subsequent Measurement.

The following table summarizes the components of the Company’s intangible assets at June 30, 2017 and December 31, 2016:

June 30, 2017 (in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Amortization Periods (months)
Amortizable Intangible Assets:
Customer Relationships	$22,491	$8,427	$14,064	30	-	218
Covenant not to Compete	590	361	229		14
Other	98	--	98		36
Total	$23,179	$8,788	$14,391

December 31, 2016 (in thousands)
Amortizable Intangible Assets:
Customer Relationships	$22,491	$7,861	$14,630	36	-	224
Covenant not to Compete	590	262	328		20
Total	$23,081	$8,123	$14,958

The amortization expense for these intangible assets was:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2017	2016	2017	2016
Amortization Expense – Intangible Assets	$333	$398	$665	$755

The estimated annual amortization expense for these intangible assets for the next five years is:

(in thousands)	2017	2018	2019	2020	2021
Estimated Amortization Expense – Intangible Assets	$1,330	$1,264	$1,133	$1,099	$1,099

Supplemental Disclosures of Cash Flow Information

	As of June 30,
(in thousands)	2017	2016
Noncash Investing Activities:
Transactions Related to Capital Additions not Settled in Cash	$16,312	$17,837

New Accounting Standards Adopted

Accounting Standards Update (ASU) 2015-11—In July 2015 the Financial Accounting Standards Board (FASB) issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which requires that inventories be measured at the lower of cost or net realizable value instead of the lower of cost or market value. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The standards update was effective prospectively for fiscal years and interim periods beginning after December 15, 2016. The Company adopted the updates in ASU 2015-11 in the first quarter of 2017. The adoption of the updated standard did not have a material impact on the Company’s consolidated financial statements as market and net realizable value were substantially the same for the inventories of its manufacturing companies.

New Accounting Standards Pending Adoption

ASU 2014-09—In May 2014 the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASC 606). ASC 606 is a comprehensive, principles-based accounting standard which amends current revenue recognition guidance with the objective of improving revenue recognition requirements by providing a single comprehensive model to determine the measurement of revenue and the timing of revenue recognition. ASC 606 also requires expanded disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.

Amendments to the ASC in ASU 2014-09, as amended, are effective for fiscal years beginning after December 15, 2017. Early adoption is permitted, but not any earlier than January 1, 2017. Application methods permitted are: (1) full retrospective, (2) retrospective using one or more practical expedients and (3) retrospective with the cumulative effect of initial application recognized at the date of initial application. The Company does not plan to adopt the updated guidance prior to January 1, 2018. As of June 30, 2017 the Company has reviewed its revenue streams and contracts to determine areas where the amendments in ASU 2014-09 will be applicable and has evaluated transition options. Based on review of the Company’s revenue streams, the Company does not anticipate a significant change in the levels or timing of revenue recognition over an annual or interim period as a result of the adoption of ASU 2014-09. Based on these observations, the Company expects to adopt the updates in ASU 2014-09 retrospectively with the cumulative effect of initial application on retained earnings and other balance sheet accounts recognized on January 1, 2018, the date of initial application. Adoption of ASU 2014-09 will result in additional disclosures related to the nature, timing and certainty of revenues and any contract assets or liabilities that may be required to be reported under the updated standard.

ASU 2016-02—In February 2016 the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02). ASU 2016-02 is a comprehensive amendment of the ASC, creating Topic 842, which will supersede the current requirements under ASC Topic 840 on leases and require the recognition of lease assets and lease liabilities on the balance sheet and the disclosure of key information about leasing arrangements. Topic 842 affects any entity that enters into a lease, with some specified scope exemptions. The main difference between previous Generally Accepted Accounting Principles in the United States (GAAP) and Topic 842 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. Topic 842 retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous guidance. Topic 842 also requires qualitative and specific quantitative disclosures by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the amendments in ASU 2016-02 is permitted. The Company is currently reviewing ASU 2016-02, developing a list of all current leases outstanding and identifying key impacts to its businesses to determine areas where the amendments in ASU 2016-02 will be applicable and evaluating transition options. The Company does not currently plan to apply the amendments in ASU 2016-02 to its consolidated financial statements prior to 2019.

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

Manufacturing consists of businesses in the following manufacturing activities: contract machining, metal parts stamping, fabrication and painting, and production of plastic thermoformed horticultural containers, life science and industrial packaging, and material handling components. These businesses have manufacturing facilities in Georgia, Illinois and Minnesota and sell products primarily in the United States.

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

No single customer accounted for over 10% of the Company’s consolidated revenues in 2016. All of the Company’s long-lived assets are within the United States and sales within the United States accounted for 98.3% and 98.5% of its operating revenues for the respective three-month periods ended June 30, 2017 and 2016, and 98.3% and 98.7% of its operating revenues for the respective six-month periods ended June 30, 2017 and 2016.

The Company evaluates the performance of its business segments and allocates resources to them based on earnings contribution and return on total invested capital. Information for the business segments for the three- and six-month periods ended June 30, 2017 and 2016 and total assets by business segment as of June 30, 2017 and December 31, 2016 are presented in the following tables:

Operating Revenue

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2017	2016	2017	2016
Electric	$102,236	$97,925	$220,787	$210,919
Manufacturing	59,304	58,452	117,721	118,272
Plastics	50,551	47,112	87,708	80,549
Intersegment Eliminations	(5)	(7)	(13)	(16)
Total	$212,086	$203,482	$426,203	$409,724

Interest Charges

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2017	2016	2017	2016
Electric	$6,439	$6,156	$12,825	$12,440
Manufacturing	553	1,006	1,107	1,998
Plastics	173	279	326	523
Corporate and Intersegment Eliminations	362	535	731	1,009
Total	$7,527	$7,976	$14,989	$15,970

Income Taxes

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2017	2016	2017	2016
Electric	$2,442	$1,920	$8,504	$6,532
Manufacturing	1,573	1,791	2,628	2,810
Plastics	2,858	2,262	4,248	3,629
Corporate	(976)	(890)	(3,120)	(2,396)
Total	$5,897	$5,083	$12,260	$10,575

Net Income (Loss)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2017	2016	2017	2016
Electric	$10,134	$9,148	$25,694	$21,686
Manufacturing	2,955	3,009	5,127	4,862
Plastics	4,637	3,485	7,074	5,637
Corporate	(1,009)	(86)	(1,649)	(2,139)
Discontinued Operations	61	119	117	149
Total	$16,778	$15,675	$36,363	$30,195

Identifiable Assets

	June 30,	December 31,
(in thousands)	2017	2016
Electric	$1,639,699	$1,622,231
Manufacturing	170,429	166,525
Plastics	94,900	84,592
Corporate	39,028	39,037
Total	$1,944,056	$1,912,385

3. Rate and Regulatory Matters

Below are descriptions of OTP’s major capital expenditure projects that have had, or will have, a significant impact on OTP’s revenue requirements, rates and alternative revenue recovery mechanisms, followed by summaries of specific electric rate or rider proceedings with the Minnesota Public Utilities Commission (MPUC), the North Dakota Public Service Commission (NDPSC), the South Dakota Public Utilities Commission (SDPUC) and the Federal Energy Regulatory Commission (FERC) impacting OTP’s revenues in 2017 and 2016.

Major Capital Expenditure Projects

The Big Stone South – Brookings Multi-Value Transmission Project (MVP) and Capacity Expansion 2020 (CapX2020) Project—This 345 kiloVolt (kV) transmission line, currently under construction, will extend approximately 70 miles between a substation near Big Stone City, South Dakota and the Brookings County Substation near Brookings, South Dakota. OTP and Northern States Power – MN (NSP MN), a subsidiary of Xcel Energy Inc., jointly developed this project and the parties will have equal ownership interest in the transmission line portion of the project. MISO approved this project as an MVP under the MISO Open Access Transmission, Energy and Operating Reserve Markets Tariff (MISO Tariff) in December 2011. MVPs are designed to enable the region to comply with energy policy mandates and to address reliability and economic issues affecting multiple areas within the MISO region. The cost allocation is designed to ensure the costs of transmission projects with regional benefits are properly assigned to those who benefit. Construction began on this line in the third quarter of 2015 and the line is expected to be in service in fall 2017. OTP’s capitalized costs on this project as of June 30, 2017 were approximately $66.3 million, which includes assets that are 100% owned by OTP.

The Big Stone South – Ellendale MVP—This is a 345 kV transmission line that will extend 163 miles between a substation near Big Stone City, South Dakota and a substation near Ellendale, North Dakota. OTP jointly developed this project with Montana-Dakota Utilities Co., a division of MDU Resources Group, Inc. (MDU), and the parties will have equal ownership interest in the transmission line portion of the project. MISO approved this project as an MVP under the MISO Tariff in December 2011. Construction began on this line in the second quarter of 2016 and is expected to be completed in 2019. OTP’s capitalized costs on this project as of June 30, 2017 were approximately $65.5 million, which includes assets that are 100% owned by OTP.

Recovery of OTP’s major transmission investments is through the MISO Tariff (several as MVPs) and, currently, Minnesota, North Dakota and South Dakota Transmission Cost Recovery (TCR) Riders.

Minnesota

2016 General Rate Case—The MPUC rendered its final decision in OTP’s 2016 general rate case in March 2017 and issued its written order on May 1, 2017. Pursuant to the order, OTP’s allowed rate of return on rate base will decrease from 8.61% to 7.5056% and its allowed rate of return on equity will decrease from 10.74% to 9.41%. On July 6, 2017 the MPUC denied OTP’s request for reconsideration of certain of the MPUC’s rulings in the rate case and confirmed details of its May 1, 2017 order approving OTP’s request for a revenue increase in Minnesota. Information on the initial request for a revenue increase, interim and projected final rate increases and interim revenue refund accrued is detailed in the tables below:

($ in thousands)	Initial Request February 16, 2016	Interim Rates Authorized April 14, 2016	Projected Final Rates
Revenue Increase – Annualized based on Test Year Data	$19,296	$16,816	$12,100
Revenue Percent Increase	9.80%	9.56%	6.23%
Return on Rate Base	8.07%	8.07%	7.5056%
Jurisdictional Rate Base based on Test Year Data	$483,000	$483,000	$471,000
Return on Equity	10.40%	10.1%	9.41%
Based on Equity to Total Capital of	52.50%	52.50%	52.50%
Debt to Total Capital	47.50%	47.50%	47.50%

Interim Revenue (in thousands)	April 16, 2016 through June 30, 2017
Billed and Accrued	$18,956
Accrued Refund	$7,449
Net Interim Revenue Earned and Reported	$11,507
Interest on Refundable Amount	$163
Refund Liability as of June 30, 2017	$7,612

OTP will continue to accrue the interim rate refund until final rates become effective, expected for bills rendered on and after November 1, 2017. The interim rate refund, including interest, will be applied as a credit to Minnesota customers’ electric bills in the fourth quarter of 2017.

The MPUC’s order also included: (1) the determination that all costs (including FERC allocated costs and revenues) of the Big Stone South to Brookings and Big Stone South to Ellendale MVP projects will be included in the Minnesota TCR rider and jurisdictionally allocated to OTP’s Minnesota customers, and (2) approval of OTP’s proposal to transition rate base, expenses and revenues from Environmental Cost Recovery (ECR) and TCR riders to base rate recovery, with the transition occurring when final rates are implemented. The rate base balances, expense levels and revenue levels existing in the riders at the time of implementation of final rates will be used to establish the amounts transitioned to base rates. Certain MISO expenses and revenues will remain in the TCR rider to allow for the ongoing refund or recovery of these variable revenues and costs.

Minnesota Conservation Improvement Programs (MNCIP)—OTP recovers conservation related costs not included in base rates under the MNCIP through the use of an annual recovery mechanism approved by the MPUC. On May 25, 2016 the MPUC adopted the Minnesota Department of Commerce’s (MNDOC’s) proposed changes to the MNCIP financial incentive. The new model provides utilities an incentive of 13.5% of 2017 net benefits, 12% of 2018 net benefits and 10% of 2019 net benefits, assuming the utility achieves 1.7% savings compared to retail sales. OTP estimates the impact of the new model will reduce the MNCIP financial incentive by approximately 50% compared to the previous incentive mechanism. MNCIP incentives include $5.0 million requested for 2016, $4.3 million approved for 2015 and $3.0 million approved for 2014. The MNDOC recently granted two large customers’ requests for exemption from OTP’s MNCIP pursuant to Minnesota Law. With the exemption of these two customers, recovery of the portion of OTP’s MNCIP costs previously recovered from these two customers has shifted to OTP’s other Minnesota customers.

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

In OTP’s 2016 general rate case, the MPUC ordered OTP to include, in the TCR rider retail rate base, Minnesota’s jurisdictional share of OTP’s investment in the Big Stone South – Brookings and Big Stone South – Ellendale MVP Projects and all revenues received from other utilities under MISO’s tariffed rates as a credit in its TCR revenue requirement calculations. The MPUC-ordered treatment will result in the projects being treated as retail investments for Minnesota retail ratemaking purposes.

Environmental Cost Recovery Rider—OTP has an ECR rider for recovery of OTP’s Minnesota jurisdictional share of the revenue requirements of its investment in the Big Stone Plant Air Quality Control System (AQCS). The ECR rider provides for a return on the project’s construction work in progress (CWIP) balance at the level approved in OTP’s 2010 general rate case. In OTP’s 2016 general rate case, the MPUC approved OTP’s proposal to transition eligible rate base and expense recovery from the ECR rider to base rate recovery, with the transition occurring when final rates are implemented.

North Dakota

General Rates—OTP’s most recent general rate increase in North Dakota of $3.6 million, or approximately 3.0%, was granted by the NDPSC in an order issued on November 25, 2009 and effective December 2009. Pursuant to the order, OTP’s allowed rate of return on rate base was set at 8.62%, and its allowed rate of return on equity was set at 10.75%.

Renewable Resource Adjustment—OTP has a North Dakota Renewable Resource Adjustment which enables OTP to recover its North Dakota jurisdictional share of investments in renewable energy facilities. This rider allows OTP to recover costs associated with new renewable energy projects as they are completed, along with a return on investment.

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

Environmental Cost Recovery Rider—OTP has an ECR rider in North Dakota to recover its North Dakota jurisdictional share of the revenue requirements associated with its investment in the Big Stone Plant AQCS and Hoot Lake Plant Mercury and Air Toxics Standards (MATS) projects. The ECR rider provides for a current return on CWIP and a return on investment at the level approved in OTP’s most recent general rate case.

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

Environmental Cost Recovery Rider—OTP has an ECR rider in South Dakota to recover its South Dakota jurisdictional share of revenue requirements associated with its investment in the Big Stone Plant AQCS and Hoot Lake Plant MATS projects.

Rate Rider Updates

The following table provides summary information on the status of updates since January 1, 2015 for the rate riders described above:

Rate Rider	R - Request Date A - Approval Date	Effective Date Requested or Approved	Annual Revenue ($000s)	Rate
Minnesota
Conservation Improvement Program
2016 Incentive and Cost Recovery	R – March 31, 2017	October 1, 2017	$9,868	$0.00754/kwh
2015 Incentive and Cost Recovery	A – July 19, 2016	October 1, 2016	$8,590	$0.00275/kwh
2014 Incentive and Cost Recovery	A – July 10, 2015	October 1, 2015	$8,689	$0.00287/kwh
Transmission Cost Recovery
2016 Annual Update[1]	A – July 5, 2016	September 1, 2016	$4,736	Various
2015 Annual Update	A – March 9, 2016	April 1, 2016	$7,203	Various
2014 Annual Update	A – February 18, 2015	March 1, 2015	$8,388	Various
Environmental Cost Recovery
2016 Annual Update[1]	A – July 5, 2016	September 1, 2016	$11,884	6.927% of Rev
2015 Annual Update	A – March 9, 2016	October 1, 2015	$12,104	7.006% of Rev
North Dakota
Renewable Resource Adjustment
2016 Annual Update	A – March 15, 2017	April 1, 2017	$9,156	7.005% of Rev
2015 Annual Update	A – June 22, 2016	July 1, 2016	$9,262	7.573% of Rev
2014 Annual Update	A – March 25, 2015	April 1, 2015	$5,441	4.069% of Rev
Transmission Cost Recovery
2016 Annual Update	A – December 14, 2016	January 1, 2017	$6,916	Various
2015 Annual Update	A – December 16, 2015	January 1, 2016	$9,985	Various
Environmental Cost Recovery
2017 Annual Update	A – July 12, 2017	August 1, 2017	$9,917	7.633% of base
2016 Annual Update	A – June 22, 2016	July 1, 2016	$10,359	7.904% of base
2015 Annual Update	A – June 17, 2015	July 1, 2015	$12,249	9.193% of base
South Dakota
Transmission Cost Recovery
2016 Annual Update	A – February 17, 2017	March 1, 2017	$2,053	Various
2015 Annual Update	A – February 12, 2016	March 1, 2016	$1,895	Various
2014 Annual Update	A – February 13, 2015	March 1, 2015	$1,538	Various
Environmental Cost Recovery
2016 Annual Update	A – October 26, 2016	November 1, 2016	$2,238	$0.00536/kwh
2015 Annual Update	A – October 15, 2015	November 1, 2015	$2,728	$0.00643/kwh

1Approved on a provisional basis and subject to change based on comments from the MNDOC.

The following table presents revenue recorded by OTP under rate riders in place in Minnesota, North Dakota and South Dakota:

Revenues Recorded under Rider Rates

	Three Months Ended June 30,		Six Months Ended June 30,
Rate Rider (in thousands)	2017	2016	2017	2016
Minnesota
Conservation Improvement Program Costs and Incentives[1]	$2,102	$2,209	$4,068	$4,715
Transmission Cost Recovery	1,273	1,133	3,443	3,409
Environmental Cost Recovery	2,812	3,153	5,636	6,235
North Dakota
Renewable Resource Adjustment	1,839	1,922	3,609	3,981
Transmission Cost Recovery	1,384	1,969	3,895	4,205
Environmental Cost Recovery	2,388	2,771	4,876	5,582
South Dakota
Transmission Cost Recovery	287	411	728	1,062
Environmental Cost Recovery	545	627	1,142	1,260
Conservation Improvement Program Costs and Incentives	176	124	416	283
[1]Includes MNCIP costs recovered in base rates.

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

On November 12, 2013 a group of industrial customers and other stakeholders filed a complaint with the FERC seeking to reduce the ROE component of the transmission rates that MISO transmission owners, including OTP, may collect under the MISO Tariff. The complainants sought to reduce the 12.38% ROE used in MISO’s transmission rates to a proposed 9.15%. The complaint established a 15-month refund period from November 12, 2013 to February 11, 2015. A non-binding decision by the presiding Administrative Law Judge (ALJ) was issued on December 22, 2015 finding that the MISO transmission owners’ ROE should be 10.32%, and the FERC issued an order on September 28, 2016 setting the base ROE at 10.32%.

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

Based on the probable reduction by the FERC in the ROE component of the MISO Tariff, OTP had a $2.7 million liability on its balance sheet as of December 31, 2016, representing OTP’s best estimate of the refund obligations that would arise, net of amounts that would be subject to recovery under state jurisdictional TCR riders, based on a reduced ROE. MISO processed the refund for the FERC ordered reduction in the MISO tariff allowed ROE for the first 15-month refund period in its February and June 2017 billings. The refund, in combination with a decision in the 2016 Minnesota general rate case that affected the Minnesota TCR rider, resulted in a reduction in OTP’s accrued MISO tariff ROE refund liability from $2.7 million on December 31, 2016 to $1.6 million as of June 30, 2017.

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

	June 30, 2017			Remaining Recovery/ Refund Period
(in thousands)	Current	Long-Term	Total	(months)
Regulatory Assets:
Prior Service Costs and Actuarial Losses on Pensions and Other Postretirement Benefits[1]	$6,444	$105,045	$111,489	see below
Conservation Improvement Program Costs and Incentives[2]	3,185	6,705	9,890	27
Deferred Marked-to-Market Losses[1]	4,063	4,436	8,499	42
Accumulated ARO Accretion/Depreciation Adjustment[1]	--	6,400	6,400	asset lives
Big Stone II Unrecovered Project Costs – Minnesota[1]	699	1,762	2,461	46
Debt Reacquisition Premiums[1]	277	1,087	1,364	183
Deferred Income Taxes[1]	--	1,026	1,026	asset lives
Minnesota Deferred Rate Case Expenses Subject to Recovery[1]	725	--	725	10
North Dakota Renewable Resource Rider Accrued Revenues[2]	331	294	625	21
Big Stone II Unrecovered Project Costs – South Dakota[2]	100	492	592	71
MISO Schedule 26/26A Transmission Cost Recovery Rider True-up2	170	232	402	30
North Dakota Transmission Cost Recovery Rider Accrued Revenues[2]	284	--	284	6
Minnesota Transmission Cost Recovery Rider Accrued Revenues[2]	180	--	180	12
South Dakota Transmission Cost Recovery Rider Accrued Revenues[2]	71	--	71	6
Minnesota Renewable Resource Rider Accrued Revenues[2]	11	--	11	3
Total Regulatory Assets	$16,540	$127,479	$144,019
Regulatory Liabilities:
Accumulated Reserve for Estimated Removal Costs – Net of Salvage	$--	$82,158	$82,158	asset lives
North Dakota Transmission Cost Recovery Rider Accrued Refund	929	498	1,427	18
Deferred Income Taxes	--	753	753	asset lives
Minnesota Environmental Cost Recovery Rider Accrued Refund	645	--	645	12
Revenue for Rate Case Expenses Subject to Refund – Minnesota	563	--	563	10
Refundable Fuel Clause Adjustment Revenues	509	--	509	12
South Dakota Environmental Cost Recovery Rider Accrued Refund	332	--	332	12
North Dakota Environmental Cost Recovery Rider Accrued Refund	167	--	167	12
South Dakota Transmission Cost Recovery Rider Accrued Refund	151	--	151	12
MISO Schedule 26/26A Transmission Cost Recovery Rider True-up	66	66	132	18
Other	6	86	92	198
Total Regulatory Liabilities	$3,368	$83,561	$86,929
Net Regulatory Asset Position	$13,172	$43,918	$57,090
[1]Costs subject to recovery without a rate of return. [2]Amount eligible for recovery under an alternative revenue program which includes an incentive or rate of return.

	December 31, 2016			Remaining Recovery/ Refund Period
(in thousands)	Current	Long-Term	Total	(months)
Regulatory Assets:
Prior Service Costs and Actuarial Losses on Pensions and Other Postretirement Benefits[1]	$6,443	$108,267	$114,710	see below
Conservation Improvement Program Costs and Incentives[2]	4,836	5,158	9,994	21
Deferred Marked-to-Market Losses[1]	4,063	6,467	10,530	48
Accumulated ARO Accretion/Depreciation Adjustment[1]	--	6,153	6,153	asset lives
Big Stone II Unrecovered Project Costs – Minnesota[1]	778	2,087	2,865	52
Recoverable Fuel and Purchased Power Costs[1]	1,798	--	1,798	12
Debt Reacquisition Premiums[1]	325	1,214	1,539	189
Deferred Income Taxes[1]	--	1,014	1,014	asset lives
Minnesota Deferred Rate Case Expenses Subject to Recovery[1]	1,082	--	1,082	12
North Dakota Renewable Resource Rider Accrued Revenues[2]	1,319	482	1,801	15
Big Stone II Unrecovered Project Costs – South Dakota[2]	100	543	643	77
MISO Schedule 26/26A Transmission Cost Recovery Rider True-up2	333	--	333	12
North Dakota Transmission Cost Recovery Rider Accrued Revenues[2]	--	568	568	24
South Dakota Transmission Cost Recovery Rider Accrued Revenues[2]	73	141	214	14
North Dakota Environmental Cost Recovery Rider Accrued Revenues[2]	113	--	113	12
Minnesota Renewable Resource Rider Accrued Revenues[2]	34	--	34	9
Total Regulatory Assets	$21,297	$132,094	$153,391
Regulatory Liabilities:
Accumulated Reserve for Estimated Removal Costs – Net of Salvage	$--	$80,404	$80,404	asset lives
North Dakota Transmission Cost Recovery Rider Accrued Refund	1,381	782	2,163	24
Deferred Income Taxes	--	818	818	asset lives
Minnesota Environmental Cost Recovery Rider Accrued Refund	139	--	139	12
Revenue for Rate Case Expenses Subject to Refund – Minnesota	711	208	919	16
Minnesota Transmission Cost Recovery Rider Accrued Refund	757	--	757	12
South Dakota Environmental Cost Recovery Rider Accrued Refund	285	--	285	12
MISO Schedule 26/26A Transmission Cost Recovery Rider True-up	--	132	132	24
Other	21	89	110	204
Total Regulatory Liabilities	$3,294	$82,433	$85,727
Net Regulatory Asset Position	$18,003	$49,661	$67,664
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

All Deferred Marked-to-Market Losses recorded as of June 30, 2017 relate to forward purchases of energy scheduled for delivery through December 2020.

The Accumulated Asset Retirement Obligation (ARO) Accretion/Depreciation Adjustment will accrete and be amortized over the lives of property with asset retirement obligations.

Big Stone II Unrecovered Project Costs – Minnesota are the Minnesota share of generation and transmission plant-related costs incurred by OTP related to its participation in the abandoned Big Stone II project.

Debt Reacquisition Premiums are being recovered from OTP customers over the remaining original lives of the reacquired debt issues, the longest of which is 183 months.

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

North Dakota Renewable Resource Rider Accrued Revenues relate to qualifying renewable resource costs incurred to serve North Dakota customers that have not been billed to North Dakota customers as of June 30, 2017.

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

The North Dakota Transmission Cost Recovery Rider Accrued Revenues relate to revenues earned on qualifying transmission system facilities that have not been billed to North Dakota customers as of June 30, 2017.

The Minnesota Transmission Cost Recovery Rider Accrued Revenues relate to revenues earned on qualifying transmission system facilities that have not been billed to Minnesota customers as of June 30, 2017.

The South Dakota Transmission Cost Recovery Rider Accrued Revenues relate to revenues earned on qualifying transmission system facilities that have not been billed to South Dakota customers as of June 30, 2017.

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

The North Dakota Transmission Cost Recovery Rider Accrued Refund relates to amounts collected for qualifying transmission system facilities and operating costs incurred to serve North Dakota customers that are refundable to North Dakota customers as of June 30, 2017.

The Minnesota Environmental Cost Recovery Rider Accrued Refund relates to amounts collected on the Minnesota share of OTP’s investment in the Big Stone Plant AQCS project that are refundable to Minnesota customers as of June 30, 2017.

Revenue for Rate Case Expenses Subject to Refund – Minnesota relates to revenues collected under general rates to recover costs related to prior rate case proceedings in excess of the actual costs incurred, which are subject to refund over a 24-month period beginning with the establishment of interim rates in April 2016.

The South Dakota Environmental Cost Recovery Rider Accrued Refund relates to amounts collected on the South Dakota share of OTP’s investments in the Big Stone Plant AQCS and Hoot Lake Plant MATS projects that are refundable to South Dakota customers as of June 30, 2017.

The North Dakota Environmental Cost Recovery Rider Accrued Refund relates to amounts collected on the North Dakota share of OTP’s investments in the Big Stone Plant AQCS and Hoot Lake Plant MATS projects that are refundable to North Dakota customers as of June 30, 2017.

The South Dakota Transmission Cost Recovery Rider Accrued Refund relates to amounts collected for qualifying transmission system facilities and operating costs incurred to serve South Dakota customers that are refundable to South Dakota customers as of June 30, 2017.

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

5. Open Contract Positions Subject to Legally Enforceable Netting Arrangements

OTP has certain derivative contracts that are designated as normal purchases. Individual counterparty exposures for these contracts can be offset according to legally enforceable netting arrangements. The following table shows the current fair value of these forward contract positions subject to legally enforceable netting arrangements as of June 30, 2017 and December 31, 2016:

(in thousands)	June 30, 2017	December 31, 2016
Open Contract Gain Positions Subject to Legally Enforceable Netting Arrangements	$--	$--
Open Contract Loss Positions Subject to Legally Enforceable Netting Arrangements	(13,856)	(17,382)
Net Balance Subject to Legally Enforceable Netting Arrangements	$(13,856)	$(17,382)

The following table provides a breakdown of OTP’s credit risk standing on forward energy contracts in marked-to-market loss positions as of June 30, 2017 and December 31, 2016:

(in thousands)	June 30, 2017	December 31, 2016
Loss Contracts Covered by Deposited Funds or Letters of Credit	$--	$--
Contracts Requiring Cash Deposits if OTP’s Credit Falls Below Investment Grade[1]	13,856	17,382
Total Loss Contracts based on Current Market Values	$13,856	$17,382

[1]Certain OTP derivative energy contracts contain provisions that require an investment grade credit rating from each of the major credit rating agencies on OTP’s debt. If OTP’s debt ratings were to fall below investment grade, the counterparties to these forward energy contracts could request the immediate deposit of cash to cover contracts in net liability positions.

Contracts Requiring Cash Deposits if OTP’s Credit Falls Below Investment Grade	$13,856	$17,382
Offsetting Gains with Counterparties under Master Netting Agreements	--	--
Reporting Date Deposit Requirement if Credit Risk Feature Triggered	$13,856	$17,382

6. Reconciliation of Common Shareholders’ Equity, Common Shares and Earnings Per Share

Reconciliation of Common Shareholders’ Equity

(in thousands)	Par Value, Common Shares	Premium on Common Shares	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Common Equity
Balance, December 31, 2016	$196,741	$337,684	$139,479	$(3,800)	$670,104
Common Stock Issuances, Net of Expenses	1,273	3,613			4,886
Common Stock Retirements	(239)	(1,560)			(1,799)
Net Income			36,363		36,363
Other Comprehensive Income				214	214
Employee Stock Incentive Plans Expense		1,920			1,920
Common Dividends ($0.64 per share)			(25,284)		(25,284)
Balance, June 30, 2017	$197,775	$341,657	$150,558	$(3,586)	$686,404

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

Common Shares

Following is a reconciliation of the Company’s common shares outstanding from December 31, 2016 through June 30, 2017:

Common Shares Outstanding December 31, 2016	39,348,136
Issuances:
Executive Stock Performance Awards (2014 shares earned)	89,291
Automatic Dividend Reinvestment and Share Purchase Plan:
Dividends Reinvested	68,235
Cash Invested	27,348
Vesting of Restricted Stock Units	21,925
Restricted Stock Issued to Directors	17,600
Employee Stock Purchase Plan:
Dividends Reinvested	9,566
Cash Invested	5,284
Employee Stock Ownership Plan	14,835
Directors Deferred Compensation	560
Retirements:
Shares Withheld for Individual Income Tax Requirements	(47,704)
Common Shares Outstanding June 30, 2017	39,555,076

Earnings Per Share

The numerator used in the calculation of both basic and diluted earnings per common share is net income for the three- and six-month periods ended June 30, 2017 and 2016. The denominator used in the calculation of basic earnings per common share is the weighted average number of common shares outstanding during the period excluding nonvested restricted shares granted to the Company’s directors and employees, which are considered contingently returnable and not outstanding for the purpose of calculating basic earnings per share. The denominator used in the calculation of diluted earnings per common share is derived by adjusting basic shares outstanding for the items listed in the following reconciliation:

	Three Months ended June 30		Six Months ended June 30
	2017	2016	2017	2016
Weighted Average Common Shares Outstanding – Basic	39,462,865	38,179,371	39,406,834	38,058,157
Plus Outstanding Share Awards net of Share Reductions for Unrecognized Stock-Based Compensation Expense and Excess Tax Benefits:
Shares Expected to be Awarded for Stock Performance Awards Granted to Executive Officers based on Measurement Period-to-Date Performance	173,974	91,381	187,806	69,133
Underlying Shares Related to Nonvested Restricted Stock Units Granted to Employees	50,087	39,374	53,980	39,608
Nonvested Restricted Shares	12,719	7,862	19,894	12,819
Shares Expected to be Issued Under the Deferred Compensation Program for Directors	2,854	3,301	3,098	3,532
Total Dilutive Shares	239,634	141,918	264,778	125,092
Weighted Average Common Shares Outstanding – Diluted	39,702,499	38,321,289	39,671,612	38,183,249

The effect of dilutive shares on earnings per share for the three- and six-month periods ended June 30, 2017 and 2016, resulted in no differences greater than $0.01 between basic and diluted earnings per share in total or from continuing or discontinued operations in either period.

7. Share-Based Payments

Stock Incentive Awards

The following stock incentive awards were granted under the 2014 Stock Incentive Plan during the six-month period ended June 30, 2017:

Award	Grant-Date	Shares/Units Granted	Weighted Average Grant-Date Fair Value per Award	Vesting
Stock Performance Awards Granted to Executive Officers	February 2, 2017	59,500	$31.00	December 31, 2019
Restricted Stock Units Granted to Executive Officers	February 2, 2017	15,900	$37.65	25% per year through February 6, 2021
Restricted Stock Units Granted to Key Employees	April 10, 2017	9,995	$32.78	100% on April 8, 2021
Restricted Stock Granted to Nonemployee Directors	April 10, 2017	17,600	$37.75	25% per year through April 8, 2021

Under the performance share awards, the aggregate award for performance at target is 59,500 shares. For target performance the participants would earn an aggregate of 39,667 common shares based on the Company’s total shareholder return relative to the total shareholder return of the companies that comprise the Edison Electric Institute Index over the performance measurement period of January 1, 2017 through December 31, 2019, with the beginning and ending share values based on the average closing price of a share of the Company’s common stock for the 20 trading days immediately following January 1, 2017 and the average closing price for the 20 trading days immediately preceding January 1, 2020. The participants would also earn an aggregate of 19,833 common shares for achieving the target set for the Company’s 3-year average adjusted return on equity. Actual payment may range from zero to 150% of the target amount, or up to 89,250 common shares. There are no voting or dividend rights related to the performance shares until common shares, if any, are issued at the end of the performance measurement period. The amount of payment in the event of retirement, resignation for good reason or involuntary termination without cause is to be made at the end of the performance period based on actual performance, subject to proration in certain cases, except that the payment of performance awards granted to certain officers who are parties to Executive Employment Agreements with the Company is to be made at target at the date of any such event. The vesting of these performance awards is accelerated and paid at target in the event of a change in control, disability or death and on retirement at or after age 62 for certain officers who are parties to executive employment agreements with the Company. The terms of these awards are such that the entire award will be classified and accounted for as equity, as required under ASC 718, and recognized over the grantee’s requisite service period based on the grant-date fair value of the award.

The vesting of restricted stock units is accelerated in the event of a change in control, disability, death or retirement, subject to proration in certain cases. All restricted stock units granted to executive officers are eligible to receive dividend equivalent payments on all unvested awards over the awards respective vesting periods, subject to forfeiture under the terms of the restricted stock unit award agreements. The grant-date fair value of each restricted stock unit granted to an executive officer was the average of the high and low market price of one share of the Company’s common stock on the date of grant. The grant-date fair value of each restricted stock unit granted to a key employee that is not an executive officer was based on the average of the high and low market price of one share of the Company’s common stock on the date of grant, discounted for the value of the dividend exclusion on those restricted stock units over the four-year vesting period.

The restricted shares granted to the Company’s nonemployee directors are eligible for full dividend and voting rights. Restricted shares not vested and dividends on those restricted shares are subject to forfeiture under the terms of the restricted stock award agreements. The grant-date fair value of each restricted share was the average of the high and low market price of one share of the Company’s common stock on the date of grant.

The end of the period over which compensation expense is recognized for the above share-based awards for the individual grantees is the shorter of the indicated vesting period for the respective awards or the date the grantee becomes eligible for retirement as defined in their award agreement.

As of June 30, 2017 the remaining unrecognized compensation expense related to outstanding, unvested stock-based compensation was approximately $5.5 million (before income taxes) which will be amortized over a weighted-average period of 2.4 years.

Amounts of compensation expense recognized under the Company’s six stock-based payment programs for the three- and six-month periods ended June 30, 2017 and 2016 are presented in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Stock Performance Awards Granted to Executive Officers	$425	$304	$1,074	$841
Restricted Stock Units Granted to Executive Officers	104	64	368	309
Restricted Stock Granted to Executive Officers	16	22	38	51
Restricted Stock Granted to Nonemployee Directors	144	128	272	235
Restricted Stock Units Granted to Key Employees	81	81	168	145
Employee Stock Purchase Plan (15% discount)	--	44	--	88
Totals	$770	$643	$1,920	$1,669

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

Both the Company and OTP debt agreements contain restrictions on the payment of cash dividends upon a default or event of default. An event of default would be considered to have occurred if the Company did not meet certain financial covenants. As of June 30, 2017 the Company was in compliance with these financial covenants. See note 10 to the Company’s consolidated financial statements on Form 10-K for the year ended December 31, 2016 for further information on the covenants.

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

The MPUC indirectly limits the amount of dividends OTP can pay to the Company by requiring an equity-to-total-capitalization ratio between 47.5% and 58.1% based on OTP’s 2016 capital structure petition approved by order of the MPUC on August 2, 2016. As of June 30, 2017 OTP’s equity-to-total-capitalization ratio including short-term debt was 52.4% and its net assets restricted from distribution totaled approximately $452,000,000. Total capitalization for OTP cannot currently exceed $1,123,168,000. On May 1, 2017 OTP requested an equity-to-total capitalization ratio between 47.4% and 58.0% in its 2017 capital structure filing currently pending before MPUC. If approved, total capitalization for OTP will not be allowed to exceed $1,178,024,000.

9. Commitments and Contingencies

Construction and Other Purchase Commitments

At December 31, 2016 OTP had commitments under contracts extending into 2019, including its share of construction program commitments, totaling approximately $84.8 million. At June 30, 2017 OTP had commitments under contracts extending into 2019, including its share of construction program commitments, totaling approximately $71.7 million.

Electric Utility Capacity and Energy Requirements and Coal and Delivery Contracts

OTP has commitments for the purchase of capacity and energy requirements under agreements extending into 2040. OTP has contracts providing for the purchase and delivery of a significant portion of its current coal requirements. OTP’s current coal purchase agreements for Big Stone Plant and Coyote Station expire at the end of 2019 and 2040, respectively. In the first quarter of 2017 a portion of the coal supply for Big Stone Plant contracted for delivery in 2016 was rolled into 2018 when Big Stone Plant entered into an agreement to purchase additional tons for 2019. These arrangements result in an additional commitment for the purchase of coal in 2018 and 2019 totaling approximately $3.0 million. OTP has an agreement with Cloud Peak Energy Resources LLC for the purchase of subbituminous coal for Hoot Lake Plant for the period of January 1, 2016 through December 31, 2023. OTP has no fixed minimum purchase requirements under the agreement, but all of Hoot Lake Plant’s coal requirements for the period covered must be purchased under this agreement.

Operating Leases

OTP has obligations to make future operating lease payments primarily related to land leases and coal rail-car leases. The Company’s nonelectric companies have obligations to make future operating lease payments primarily related to leases of buildings and manufacturing equipment.

Contingencies

OTP had a $2.7 million refund liability on its balance sheet as of December 31, 2016 representing its best estimate of the refund obligations that would arise, net of amounts that would be subject to recovery under state jurisdictional TCR riders, based on the likelihood of FERC reducing the ROE component of the MISO Tariff and ordering MISO to refund amounts charged in excess of the lower rate. In the February and June 2017 MISO billings, MISO processed the refund of the FERC-ordered reduction in the MISO tariff allowed ROE for the first 15-month refund period. The refund, in combination with a decision in the 2016 Minnesota general rate case that affected the Minnesota TCR rider, resulted in a reduction in OTP’s accrued MISO tariff ROE refund liability from $2.7 million as of December 31, 2016 to $1.6 million as of June 30, 2017.

Together with as many as 200 utilities, generators and power marketers, OTP participated in proceedings before the FERC regarding the calculation, assessment and implementation of MISO Revenue Sufficiency Guarantee (RSG) charges for entities participating in the MISO wholesale energy market since that market’s start on April 1, 2005 until the conclusion of the proceedings on May 2, 2015. The proceedings fundamentally concerned MISO’s application of its MISO RSG rate on file with the FERC to market participants, revisions to the RSG rate based on several FERC orders, and the FERC’s decision to resettle the markets based on MISO application of the RSG rate to market participants. Several of the FERC’s orders are on review in a set of consolidated cases before the Court of Appeals for the District of Columbia (the “ D.C. Circuit”). The consolidated petitions at the D.C. Circuit involve multiple petitioners and intervenors. OTP is an intervenor in these cases. The D.C. Circuit has set a briefing schedule with final briefs due in January 2018. The scope of the issues that will be subject to review at the D.C. Circuit has not yet been finalized. MISO has not made available past billing or resettlement data necessary for determining amounts that might be payable if the FERC’s decisions are reversed. Therefore, the Company cannot estimate OTP’s exposure at this time from a final order reversing the relevant FERC orders, which could have a material adverse effect on the Company’s results of operations.

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

In 2014 the Environmental Protection Agency (EPA) published both proposed standards of performance for carbon dioxide (CO2) emissions from new, reconstructed and modified fossil fuel-fired power plants (New Source Performance Standards), and proposed CO2 emission guidelines for existing fossil fuel-fired power plants (the Clean Power Plan) under section 111 of the Clean Air Act. The EPA published final rules for each of these proposals on October 23, 2015. Both rules were challenged on legal grounds. On February 9, 2016 the U.S. Supreme Court granted a stay of the Clean Power Plan, pending disposition of petitions for review in the D.C. Circuit. The D.C. Circuit heard oral argument on challenges to the Clean Power Plan on September 27, 2016 before the full court, and a decision was expected in the first half of 2017. However, pursuant to Executive Order 13783, Promoting Energy Independence and Economic Growth, the EPA was directed to consider suspending, revising or rescinding the CO2 rules discussed above. Thereafter, the EPA issued notices in the Federal Register of its intent to review these rules pursuant to the Executive Order, and it filed motions to stay the pending litigation. The D.C. Circuit subsequently issued orders holding in abeyance the appeals of both the New Source Performance Standards and the Clean Power Plan, pending EPA review. Therefore, there is uncertainty regarding the future of both rules.

Other

The Company is a party to litigation and regulatory enforcement matters arising in the normal course of business. The Company regularly analyzes current information and, as necessary, provides accruals for liabilities that are probable of occurring and that can be reasonably estimated. The Company believes the effect on its consolidated results of operations, financial position and cash flows, if any, for the disposition of all matters pending as of June 30, 2017 will not be material.

10. Short-Term and Long-Term Borrowings

The following table presents the status of our lines of credit as of June 30, 2017 and December 31, 2016:

(in thousands)	Line Limit	In Use on June 30, 2017	Restricted due to Outstanding Letters of Credit	Available on June 30, 2017	Available on December 31, 2016
Otter Tail Corporation Credit Agreement	$130,000	$117	$--	$129,883	$130,000
OTP Credit Agreement	170,000	58,000	300	111,700	127,067
Total	$300,000	$58,117	$300	$241,583	$257,067

Debt Retirements

On February 5, 2016 the Company borrowed $50 million under a Term Loan Agreement at an interest rate based on the 30 day LIBOR plus 90 basis points. The Company repaid $35.0 million of the $50 million in the fourth quarter of 2016 and made additional repayments of $3.0 million in January 2017, $3.0 million in June 2017 and $9.0 million on August 7, 2017. As of August 9, 2017 the Company had no borrowings under the Term Loan Agreement.

The following tables provide a breakdown of the assignment of the Company’s consolidated short-term and long-term debt outstanding as of June 30, 2017 and December 31, 2016:

June 30, 2017 (in thousands)	OTP	Otter Tail Corporation	Otter Tail Corporation Consolidated
Short-Term Debt	$58,000	$117	$58,117
Long-Term Debt:
Term Loan, LIBOR plus 0.90%, due February 5, 2018		$9,000	$9,000
3.55% Guaranteed Senior Notes, due December 15, 2026		80,000	80,000
Senior Unsecured Notes 5.95%, Series A, due August 20, 2017	$33,000		33,000
Senior Unsecured Notes 4.63%, due December 1, 2021	140,000		140,000
Senior Unsecured Notes 6.15%, Series B, due August 20, 2022	30,000		30,000
Senior Unsecured Notes 6.37%, Series C, due August 20, 2027	42,000		42,000
Senior Unsecured Notes 4.68%, Series A, due February 27, 2029	60,000		60,000
Senior Unsecured Notes 6.47%, Series D, due August 20, 2037	50,000		50,000
Senior Unsecured Notes 5.47%, Series B, due February 27, 2044	90,000		90,000
North Dakota Development Note, 3.95%, due April 1, 2018		67	67
Partnership in Assisting Community Expansion (PACE) Note, 2.54%, due March 18, 2021		761	761
Total	$445,000	$89,828	$534,828
Less: Current Maturities net of Unamortized Debt Issuance Costs	32,993	9,207	42,200
Unamortized Long-Term Debt Issuance Costs	1,742	500	2,242
Total Long-Term Debt net of Unamortized Debt Issuance Costs	$410,265	$80,121	$490,386
Total Short-Term and Long-Term Debt (with current maturities)	$501,258	$89,445	$590,703

December 31, 2016 (in thousands)	OTP	Otter Tail Corporation	Otter Tail Corporation Consolidated
Short-Term Debt	$42,883	$--	$42,883
Long-Term Debt:
Term Loan, LIBOR plus 0.90%, due February 5, 2018		$15,000	$15,000
3.55% Guaranteed Senior Notes, due December 15, 2026		80,000	80,000
Senior Unsecured Notes 5.95%, Series A, due August 20, 2017	$33,000		33,000
Senior Unsecured Notes 4.63%, due December 1, 2021	140,000		140,000
Senior Unsecured Notes 6.15%, Series B, due August 20, 2022	30,000		30,000
Senior Unsecured Notes 6.37%, Series C, due August 20, 2027	42,000		42,000
Senior Unsecured Notes 4.68%, Series A, due February 27, 2029	60,000		60,000
Senior Unsecured Notes 6.47%, Series D, due August 20, 2037	50,000		50,000
Senior Unsecured Notes 5.47%, Series B, due February 27, 2044	90,000		90,000
North Dakota Development Note, 3.95%, due April 1, 2018		106	106
PACE Note, 2.54%, due March 18, 2021		836	836
Total	$445,000	$95,942	$540,942
Less: Current Maturities net of Unamortized Debt Issuance Costs	32,970	231	33,201
Unamortized Long-Term Debt Issuance Costs	1,861	539	2,400
Total Long-Term Debt net of Unamortized Debt Issuance Costs	$410,169	$95,172	$505,341
Total Short-Term and Long-Term Debt (with current maturities)	$486,022	$95,403	$581,425

11. Pension Plan and Other Postretirement Benefits

Pension Plan—Components of net periodic pension benefit cost of the Company's noncontributory funded pension plan are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Service Cost—Benefit Earned During the Period	$1,407	$1,381	$2,814	$2,763
Interest Cost on Projected Benefit Obligation	3,536	3,521	7,070	7,043
Expected Return on Assets	(4,807)	(4,866)	(9,614)	(9,733)
Amortization of Prior-Service Cost:
From Regulatory Asset	29	47	59	94
From Other Comprehensive Income[1]	1	1	2	2
Amortization of Net Actuarial Loss:
From Regulatory Asset	1,272	1,227	2,545	2,454
From Other Comprehensive Income[1]	32	32	63	63
Net Periodic Pension Cost	$1,470	$1,343	$2,939	$2,686
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

Executive Survivor and Supplemental Retirement Plan—Components of net periodic pension benefit cost of the Company’s unfunded, nonqualified benefit plan for executive officers and certain key management employees are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Service Cost—Benefit Earned During the Period	$72	$63	$145	$126
Interest Cost on Projected Benefit Obligation	421	417	843	834
Amortization of Prior-Service Cost:
From Regulatory Asset	4	4	8	8
From Other Comprehensive Income[1]	10	10	19	19
Amortization of Net Actuarial Loss:
From Regulatory Asset	72	73	143	146
From Other Comprehensive Income[2]	110	111	220	223
Net Periodic Pension Cost	$689	$678	$1,378	$1,356
[1]Amortization of Prior Service Costs from Other Comprehensive Income Charged to:
Electric Operation and Maintenance Expenses	$4	$4	$8	$8
Other Nonelectric Expenses	6	6	11	11
[2]Amortization of Net Actuarial Loss from Other Comprehensive Income Charged to:
Electric Operation and Maintenance Expenses	$66	$68	$132	$136
Other Nonelectric Expenses	44	43	88	87

Postretirement Benefits—Components of net periodic postretirement benefit cost for health insurance and life insurance benefits for retired OTP and corporate employees, net of the effect of Medicare Part D Subsidy:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Service Cost—Benefit Earned During the Period	$356	$305	$712	$611
Interest Cost on Projected Benefit Obligation	678	542	1,356	1,083
Amortization of Prior-Service Cost:
From Regulatory Asset	--	33	--	66
From Other Comprehensive Income[1]	--	1	--	2
Amortization of Net Actuarial Loss:
From Regulatory Asset	233	--	466	--
From Other Comprehensive Income[1]	6	--	12	--
Net Periodic Postretirement Benefit Cost	$1,273	$881	$2,546	$1,762
Effect of Medicare Part D Subsidy	$(140)	$(258)	$(280)	$(515)
[1]Corporate cost included in Other Nonelectric Expenses.

12. Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Short-Term Debt—The carrying amount approximates fair value because the debt obligations are short-term and the balances outstanding as of June 30, 2017 and December 31, 2016 related to the Otter Tail Corporation Credit Agreement and the OTP Credit Agreement were subject to variable interest rates of LIBOR plus 1.75% and LIBOR plus 1.25%, respectively, which approximate market rates.

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

	June 30, 2017		December 31, 2016
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Short-Term Debt	(58,117)	(58,117)	(42,883)	(42,883)
Long-Term Debt including Current Maturities	(532,586)	(588,251)	(538,542)	(583,835)

14. Income Tax Expense – Continuing Operations

The following table provides a reconciliation of income tax expense calculated at the net composite federal and state statutory rate on income from continuing operations before income taxes and income tax expense for continuing operations reported on the Company’s consolidated statements of income:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Income Before Income Taxes – Continuing Operations	$22,614	$20,639	$48,506	$40,621
Tax Computed at Company’s Net Composite Federal and State Statutory Rate (39%)	8,819	8,049	18,917	15,842
Increases (Decreases) in Tax from:
Federal Production Tax Credits	(2,010)	(1,885)	(4,062)	(3,571)
Excess Tax Deduction – 2014 Performance Share Awards	--	--	(697)	--
Section 199 Domestic Production Activities Deduction	(330)	(94)	(660)	(198)
Corporate-Owned Life Insurance	(207)	(480)	(501)	(572)
North Dakota Wind Tax Credit Amortization – Net of Federal Taxes	(213)	(213)	(425)	(425)
Employee Stock Ownership Plan Dividend Deduction	(173)	(157)	(345)	(315)
Other Items – Net	11	(137)	33	(186)
Income Tax Expense – Continuing Operations	$5,897	$5,083	$12,260	$10,575
Effective Income Tax Rate – Continuing Operations	26.1%	24.6%	25.3%	26.0%

The following table summarizes the activity related to our unrecognized tax benefits:

(in thousands)	2017	2016
Balance on January 1	$891	$468
Increases Related to Tax Positions for Prior Years	--	--
Increases Related to Tax Positions for Current Year	147	26
Uncertain Positions Resolved During Year	--	--
Balance on June 30	$1,038	$494

The balance of unrecognized tax benefits as of June 30, 2017 would reduce the Company’s effective tax rate if recognized. The total amount of unrecognized tax benefits as of June 30, 2017 is not expected to change significantly within the next

12 months. The Company classifies interest and penalties on tax uncertainties as components of the provision for income taxes in its consolidated statement of income. There was no amount accrued for interest on tax uncertainties as of June 30, 2017.

The Company and its subsidiaries file a consolidated U.S. federal income tax return and various state income tax returns. As of June 30, 2017, with limited exceptions, the Company is no longer subject to examinations by taxing authorities for tax years prior to 2013 for federal and Minnesota and North Dakota state income taxes.

16. Discontinued Operations

Included in discontinued operations are activities related to the Company’s former wind tower manufacturing business and dock and boatlift company. Included in liabilities of discontinued operations are warranty reserves. Details regarding the warranty reserves follow:

(in thousands)	2017	2016
Warranty Reserve Balance, January 1	$1,369	$2,103
Additional Provision for Warranties Made During the Year	--	--
Settlements Made During the Year	(51)	--
Decrease in Warranty Estimates for Prior Years	(200)	(230)
Warranty Reserve Balance, June 30	$1,118	$1,873

The warranty reserve balances as of June 30, 2017 relate to products produced by the Company’s former wind tower and dock and boatlift manufacturing companies. Certain products sold by the companies carried one to fifteen year warranties. Although the assets of these companies have been sold and their operating results are reported under discontinued operations in the Company’s consolidated statements of income, the Company retains responsibility for warranty claims related to the products they produced prior to the sales of these companies.

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

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Following is an analysis of the operating results of Otter Tail Corporation (the Company, we, us and our) by business segment for the three and six months ended June 30, 2017 and 2016, followed by a discussion of changes in our consolidated financial position during the six months ended June 30, 2017 and our business outlook for the remainder of 2017.

Comparison of the Three Months Ended June 30, 2017 and 2016

Consolidated operating revenues were $212.1 million for the three months ended June 30, 2017 compared with $203.5 million for the three months ended June 30, 2016. Operating income was $29.6 million for the three months ended June 30, 2017 compared with $27.1 million for the three months ended June 30, 2016. The Company recorded diluted earnings per share from continuing operations of $0.42 for the three months ended June 30, 2017 compared with $0.41 for the three months ended June 30, 2016, and total diluted earnings per share of $0.42 for the three months ended June 30, 2017 compared with $0.41 for the three months ended June 30, 2016.

Amounts presented in the segment tables that follow for operating revenues, cost of products sold and other nonelectric operating expenses for the three month periods ended June 30, 2017 and 2016 will not agree with amounts presented in the consolidated statements of income due to the elimination of intersegment transactions. The amounts of intersegment eliminations by income statement line item are listed below:

Intersegment Eliminations (in thousands)	June 30, 2017	June 30, 2016
Operating Revenues:
Electric	$5	$7
Nonelectric	--	--
Costs of Products Sold	2	--
Other Nonelectric Expenses	3	7

Electric

	Three Months Ended
	June 30,			%
(in thousands)	2017	2016	Change	Change
Retail Sales Revenues	$86,255	$85,985	$270	0.3
Wholesale Revenues – Company Generation	1,184	859	325	37.8
Other Revenues	14,797	11,081	3,716	33.5
Total Operating Revenues	$102,236	$97,925	$4,311	4.4
Production Fuel	12,477	9,990	2,487	24.9
Purchased Power – System Use	16,376	15,127	1,249	8.3
Other Operation and Maintenance Expenses	37,850	38,981	(1,131)	(2.9)
Depreciation and Amortization	13,094	13,432	(338)	(2.5)
Property Taxes	3,709	3,589	120	3.3
Operating Income	$18,730	$16,806	$1,924	11.4
Electric kilowatt-hour (kwh) Sales (in thousands)
Retail kwh Sales	1,073,689	1,048,718	24,971	2.4
Wholesale kwh Sales – Company Generation	45,308	37,163	8,145	21.9
Heating Degree Days	420	455	(35)	(7.7)
Cooling Degree Days	96	133	(37)	(27.8)

The following table shows heating and cooling degree days as a percent of normal:

	Three Months ended June 30,
	2017	2016
Heating Degree Days	80.9%	87.7%
Cooling Degree Days	90.6%	125.5%

The following table summarizes the estimated effect on diluted earnings per share of the difference in retail kwh sales under actual weather conditions and expected retail kwh sales under normal weather conditions in the second quarters of 2017 and 2016 and between the quarters:

	Three Months ended June 30,
	2017 vs Normal	2016 vs Normal	2017 vs 2016
Effect on Diluted Earnings Per Share	$ (0.01)	$0.00	$ (0.01)

The $0.3 million increase in retail electric revenue includes:

●

A $3.4 million increase in retail revenue related to the recovery of increased fuel and purchased power costs due to an increase in the price per kwh purchased and an increase in fuel costs per kwh generated to serve retail customers.

●	A $0.9 million increase in revenue due to increased kwh sales to commercial and industrial customers.

offset by:

●

A $1.5 million net decrease in retail revenue, primarily due to an increase in the interim rate refund accrual in the second quarter of 2017 related to the final order in Otter Tail Power Company’s (OTP’s) 2016 Minnesota general rate case.

●	A $0.8 million decrease in Environmental Costs Recovery (ECR) rider revenue mainly due to a reduction in the unrecovered balance of environmental upgrades due to depreciation.

●	A $0.6 million negative price variance related to increased sales of electricity to customers with lower rate tariffs.

●	A $0.6 million decrease in Transmission Cost Recovery (TCR) rider revenue due to a reduction in transmission services and costs from another regional transmission provider.

●

A $0.4 million decrease in revenue related to decreased consumption due to milder weather in the second quarter of 2017, evidenced by a 7.7% decrease in heating degree days and a 27.8% decrease in cooling degree days between the quarters.

●	A $0.1 million decrease in North Dakota Renewable Resource Adjustment (NDRRA) rider revenue mainly due to an increase in Production Tax Credits (PTCs) that reduces rider revenue requirements.

Other electric revenues increased $3.7 million, primarily due to a $3.3 million increase in Midcontinent Independent System Operator, Inc. (MISO) transmission tariff revenues related to increased investment in regional transmission lines.

Production fuel costs increased $2.5 million as a result of a 23.5% increase in kwhs generated combined with a 1.1% increase in the cost of fuel per kwh generated from our steam-powered and combustion turbine generators. The increase in generation was mainly at Coyote Station, which was down for maintenance for eight weeks of the second quarter of 2016 but fully operational during the second quarter of 2017.

The cost of purchased power to serve retail customers increased $1.2 million, despite an 11.2% decrease in kwh purchases, as a result of a 21.9% increase in the cost per kwh purchased due higher market prices and increased prices for energy purchases under a long-term contract.

The $1.1 million decrease in other electric operation and maintenance expenses includes:

●

A $1.2 million reduction in external service costs mostly due to a decrease in costs related to a maintenance shutdown at Coyote Station in April and May of 2016 in conjunction with the Coyote Creek Coal Mine tie-in project.

●

A $0.6 million decrease in Southwest Power Pool and MISO transmission service charges, with the MISO decrease mainly related to a decrease in the return on equity component of the MISO tariff from 12.38% to 10.82%.

offset by:

●	A $0.3 million increase in labor costs mainly related to work required to respond to storm outages.

●	A $0.3 million increase in filing expenses related to the 2016 Minnesota general rate case.

Depreciation and amortization expense decreased $0.3 million as a result of extending the depreciable lives of certain assets and other assets reaching the end of their depreciable lives in 2016.

Manufacturing

	Three Months Ended
	June 30,			%
(in thousands)	2017	2016	Change	Change
Operating Revenues	$59,304	$58,452	$852	1.5
Cost of Products Sold	44,735	43,258	1,477	3.4
Operating Expenses	5,646	5,261	385	7.3
Depreciation and Amortization	3,874	4,128	(254)	(6.2)
Operating Income	$5,049	$5,805	$(756)	(13.0)

The $0.9 million increase in revenues in our Manufacturing segment includes the following:

●

Revenues at BTD Manufacturing, Inc. (BTD), our custom metal fabricator, increased $0.2 million as a result of a $0.5 million increase in scrap revenue mainly due to higher scrap metal prices and a $0.2 million increase in revenue from parts sales, offset by a $0.5 million reduction in tooling revenue.

●	Revenues at T.O. Plastics, Inc. (T.O. Plastics), our manufacturer of thermoformed plastic and horticultural products, increased $0.6 million with increases in all end markets served.

The $1.5 million increase in cost of products sold in our Manufacturing segment includes the following:

●

Cost of products sold at BTD increased $1.5 million due to increased costs for scrapped parts and obsolete inventory, unfavorable product mix in our Minnesota and Illinois plants compared to the second quarter of 2016 and higher sales volume. The increase in cost of products sold resulted in lower operating margins in the second quarter of 2017 compared with the second quarter of 2016.

●	Costs of products sold at T.O. Plastics remained flat quarter over quarter as a result of lower material costs in the second quarter of 2017.

At BTD, operating expenses increased $0.2 million as a result of increases in contracted services expenses. T.O. Plastics operating expenses increased $0.2 million, mainly as a result of increases in accrued incentive and other compensation expenses.

Depreciation and amortization expense decreased $0.2 million at BTD and $0.1 million at T.O. Plastics as a result of certain assets becoming fully amortized and other assets reaching the ends of their depreciable lives.

Plastics

	Three Months Ended
	June 30,			%
(in thousands)	2017	2016	Change	Change
Operating Revenues	$50,551	$47,112	$3,439	7.3
Cost of Products Sold	39,280	37,691	1,589	4.2
Operating Expenses	2,705	2,464	241	9.8
Depreciation and Amortization	931	952	(21)	(2.2)
Operating Income	$7,635	$6,005	$1,630	27.1

Plastics segment revenues increased $3.4 million despite a 1.9% decrease in pounds of polyvinyl chloride (PVC) pipe sold as a result of a 9.4% increase in PVC pipe prices between the quarters. The increase in revenue more than offset a $1.6 million increase in cost of products sold, which was primarily due to a 6.3% increase in the cost per pound of PVC pipe sold.

Corporate

Corporate includes items such as corporate staff and overhead costs, the results of our captive insurance company and other items excluded from the measurement of operating segment performance. Corporate is not an operating segment. Rather it is added to operating segment totals to reconcile to totals on our consolidated statements of income.

	Three Months Ended
	June 30,			%
(in thousands)	2017	2016	Change	Change
Operating Expenses	$1,816	$1,520	$296	19.5
Depreciation and Amortization	9	13	(4)	(30.8)

Corporate operating expenses increased $0.3 million, mainly as a result of increases in employee benefit costs.

Interest Charges

The $0.4 million decrease in interest charges in the three months ended June 30, 2017 compared with the three months ended June 30, 2016 is related to lower cost debt resulting from the issuance of $80.0 million of our 3.55% Guaranteed Senior Notes and the retirement of our remaining $52.3 million outstanding 9.000% Notes in December 2016. The average level of debt outstanding between the quarters was essentially unchanged.

Other Income

Other income decreased $1.0 million in the three months ended June 30, 2017 compared with the three months ended June 30, 2016 as a result of the receipt of $0.7 million in nontaxable corporate-owned life insurance benefit proceeds in the second quarter of 2016 while no similar benefit proceeds were received in the second quarter of 2017, a $0.2 million decrease in investment income and $0.1 million decrease in allowance for equity/other funds used during construction (AFUDC) as a result of OTP making greater use of short-term debt to finance construction expenditures in 2017.

Income Taxes – Continuing Operations

Income tax expense - continuing operations increased $0.8 million in the three months ended June 30, 2017 compared with the three months ended June 30, 2016 mainly as a result of a $2.0 million increase in income from continuing operations before income taxes. The following table provides a reconciliation of income tax expense calculated at our net composite federal and state statutory rate on income from continuing operations before income taxes and income tax expense for continuing operations reported on our consolidated statements of income for the three month periods ended June 30, 2017 and 2016:

(in thousands)	2017	2016
Income Before Income Taxes – Continuing Operations	$22,614	$20,639
Tax Computed at Company’s Net Composite Federal and State Statutory Rate (39%)	8,819	8,049
Increases (Decreases) in Tax from:
Federal PTCs	(2,010)	(1,885)
Section 199 Domestic Production Activities Deduction	(330)	(94)
North Dakota Wind Tax Credit Amortization – Net of Federal Taxes	(213)	(213)
Corporate-Owned Life Insurance	(207)	(480)
Employee Stock Ownership Plan Dividend Deduction	(173)	(157)
Other Items – Net	11	(137)
Income Tax Expense – Continuing Operations	$5,897	$5,083
Effective Income Tax Rate – Continuing Operations	26.1%	24.6%

Federal PTCs are recognized as wind energy is generated based on a per kwh rate prescribed in applicable federal statutes. North Dakota wind energy credits are based on dollars invested in qualifying facilities and are being recognized on a straight-line basis over 25 years.

Comparison of the Six Months Ended June 30, 2017 and 2016

Consolidated operating revenues were $426.2 million for the six months ended June 30, 2017 compared with $409.7 million for the six months ended June 30, 2016. Operating income was $62.4 million for the six months ended June 30, 2017 compared with $54.7 million for the six months ended June 30, 2016. The Company recorded diluted earnings per share from continuing operations of $0.92 for the six months ended June 30, 2017 compared with $0.79 for the six months ended June 30, 2016, and total diluted earnings per share of $0.92 for the six months ended June 30, 2017 compared with $0.79 for the six months ended June 30, 2016.

Amounts presented in the segment tables that follow for operating revenues, cost of products sold and other nonelectric operating expenses for the six month periods ended June 30, 2017 and 2016 will not agree with amounts presented in the consolidated statements of income due to the elimination of intersegment transactions. The amounts of intersegment eliminations by income statement line item are listed below:

Intersegment Eliminations (in thousands)	June 30, 2017	June 30, 2016
Operating Revenues:
Electric	$13	$16
Nonelectric	--	--
Costs of Products Sold	3	--
Other Nonelectric Expenses	10	16

Electric

	Six Months Ended
	June 30,			%
(in thousands)	2017	2016	Change	Change
Retail Sales Revenues	$191,470	$186,640	$4,830	2.6
Wholesale Revenues – Company Generation	2,051	1,770	281	15.9
Other Revenues	27,266	22,509	4,757	21.1
Total Operating Revenues	$220,787	$210,919	$9,868	4.7
Production Fuel	28,859	25,690	3,169	12.3
Purchased Power – System Use	35,564	32,013	3,551	11.1
Other Operation and Maintenance Expenses	76,229	78,999	(2,770)	(3.5)
Depreciation and Amortization	26,160	26,915	(755)	(2.8)
Property Taxes	7,507	7,268	239	3.3
Operating Income	$46,468	$40,034	$6,434	16.1
Electric kwh Sales (in thousands)
Retail kwh Sales	2,463,610	2,421,917	41,693	1.7
Wholesale kwh Sales – Company Generation	84,242	80,573	3,669	4.6
Heating Degree Days	3,502	3,254	248	7.6
Cooling Degree Days	96	133	(37)	(27.8)

The following table shows heating and cooling degree days as a percent of normal:

	Six Months ended June 30,
	2017	2016
Heating Degree Days	88.9%	82.6%
Cooling Degree Days	90.6%	125.5%

The following table summarizes the estimated effect on diluted earnings per share of the difference in retail kwh sales under actual weather conditions and expected retail kwh sales under normal weather conditions in the first six months of 2017 and 2016 and between the periods:

	Six Months ended June 30,
	2017 vs Normal	2016 vs Normal	2017 vs 2016
Impact on Diluted Earnings Per Share	$ (0.03)	$(0.04)	$0.01

The $4.8 million increase in retail electric revenue includes:

●

A $6.4 million increase in retail revenue related to the recovery of increased fuel and purchased power costs due to a 15.5% increase in the price per kwh purchased and a 5.1% increase in fuel costs per kwh generated to serve retail customers.

●	A $1.3 million net increase in retail revenue related to an interim rate increase implemented in April 2016 in conjunction with OTP's 2016 general rate increase request in Minnesota.

●	A $0.8 million increase in revenue related to increased consumption due to colder weather in the first half of 2017, evidenced by a 7.6% increase in heating degree days between the periods.

●	A $0.4 million increase in revenue due to increased kwh sales to commercial and industrial customers not related to weather.

offset by:

●	A $1.4 million decrease in ECR rider revenue mainly due to a reduction in the unrecovered balance of environmental upgrades due to depreciation.

●	A $1.2 million negative price variance related to increased sales of electricity to customers with lower rate tariffs.

●	A $0.6 million decrease in TCR rider revenue due to a reduction in transmission services and costs from another regional transmission provider.

●	A $0.5 million decrease in Conservation Improvement Program (CIP) cost recovery and incentive revenues.

●	A $0.4 million decrease in NDRRA rider revenue mainly due to increasing PTCs applied against the rider revenue requirement.

Other electric revenues increased $4.8 million, primarily due to a $4.0 million increase in MISO transmission tariff revenues related to increased investment in regional transmission lines and a $0.5 million increase in interconnection revenues related to another generator's new wind project that began generating electricity in November 2016.

Production fuel costs increased $3.2 million as a result of a 7.1% increase in kwhs generated combined with a 4.9% increase in the cost of fuel per kwh generated from our steam-powered and combustion turbine generators. The increase in generation was mainly at Coyote Station, which was down for maintenance for 10 weeks during the first six months of 2016 but fully operational during the first six months of 2017. The increase in fuel costs per kwh of generation was mainly at Coyote Station, which began taking coal under a new supply agreement in May 2016.

The cost of purchased power to serve retail customers increased $3.6 million, despite a 3.8% decrease in kwh purchases, as a result of a 15.5% increase in the cost per kwh purchased due to higher market prices and increased prices for energy purchases under a long-term contract.

Other electric operation and maintenance expenses decreased $2.8 million as a result of:

●

A $1.6 million reduction in external service costs mostly due to a decrease in costs related to a 10-week maintenance shutdown at Coyote Station in the first half of 2016 in conjunction with the Coyote Creek Coal Mine tie-in project.

●

A $1.6 million decrease in transmission service charges, mainly due to a refund received in February 2017 related to a reduction in the return on equity component of the MISO tariff imposed from November 2013 through January 2015. The benefits of this refund are passed back to retail ratepayers through state transmission cost recovery rider adjustments.

●	A $0.5 million reduction in transmission and distribution line maintenance expenses.

●	A $0.4 million reduction in expenses related to settling a customer rate dispute in the first half of 2016.

offset by:

●

A $0.8 million increase in labor costs mainly related to work required to respond to storm outages, to permit a new power plant and to conduct load research and applications development to improve system operations.

●	A $0.5 million increase in stock-based performance incentive costs allocated from Corporate to OTP.

Depreciation and amortization expense decreased $0.4 million as a result of extending the depreciable lives of certain assets and $0.4 million as a result of other assets reaching the end of their depreciable lives in 2016.

Manufacturing

	Six Months Ended
	June 30,			%
(in thousands)	2017	2016	Change	Change
Operating Revenues	$117,721	$118,272	$(551)	(0.5)
Cost of Products Sold	89,763	89,313	450	0.5
Operating Expenses	11,422	11,335	87	0.8
Depreciation and Amortization	7,731	7,964	(233)	(2.9)
Operating Income	$8,805	$9,660	$(855)	(8.9)

The $0.6 million decrease in revenues in our Manufacturing segment includes the following:

●	Revenues at BTD decreased $1.9 million as a result of:

o	A $4.1 million reduction in sales of transportation fixtures for wind turbine blades.

o	A $1.5 million reduction in tooling revenue.

o	A $1.4 million decrease in sales to industrial equipment end markets.

offset by:

o	A $2.2 million increase in revenue from sales of equipment used in the mineral extraction industry.

o	A $1.3 million increase in revenue from scrap sales mainly due to higher scrap metal prices.

o	A $1.2 million increase in sales to manufacturers of lawn and garden equipment.

o	A $0.4 million increase in revenue from other parts sales.

●

Revenues at T.O. Plastics increased $1.4 million, including a $0.6 million increase in revenue from sales of life sciences products, a $0.5 million increase in revenue from sales of horticultural containers and a $0.3 million increase in revenue from sales to industrial customers.

The $0.4 million increase in cost of products sold in our Manufacturing segment includes the following:

●

Cost of products sold at BTD decreased $0.2 million as decreased costs related to the decrease in BTD’s sales and a change in the mix of products sold between the periods was mostly offset by increased costs for scrapped parts and obsolete inventory.

●	Cost of products sold at T.O. Plastics increased $0.6 million as a result of the increase in product sales, partially mitigated by lower material costs in the second quarter of 2017.

Plastics

	Six Months Ended
	June 30,			%
(in thousands)	2017	2016	Change	Change
Operating Revenues	$87,708	$80,549	$7,159	8.9
Cost of Products Sold	69,530	64,275	5,255	8.2
Operating Expenses	4,733	4,612	121	2.6
Depreciation and Amortization	1,854	1,910	(56)	(2.9)
Operating Income	$11,591	$9,752	$1,839	18.9

Plastics segment revenues increased $7.2 million as a result of a 5.2% increase in PVC pipe prices in combination with a 3.5% increase in pounds of PVC pipe sold. The increase in revenue more than offset a $5.3 million increase in cost of products sold, which was primarily due to a 4.5% increase in the cost per pound of PVC pipe sold.

Corporate

Corporate includes items such as corporate staff and overhead costs, the results of our captive insurance company and other items excluded from the measurement of operating segment performance. Corporate is not an operating segment. Rather it is added to operating segment totals to reconcile to totals on our consolidated statements of income.

	Six Months Ended
	June 30,			%
(in thousands)	2017	2016	Change	Change
Operating Expenses	$4,457	$4,762	$(305)	(6.4)
Depreciation and Amortization	17	25	(8)	(32.0)

Corporate operating expenses decreased $0.3 million, mainly as a result of a decrease in contracted service expenses and an increase in the level of corporate costs allocated to the Electric segment as a result of an increase in the segment’s proportional share of consolidated revenues and net income.

Interest Charges

The $1.0 million decrease in interest charges in the six months ended June 30, 2017 compared with the six months ended June 30, 2016 is related to lower cost debt resulting from the issuance of $80.0 million of our 3.55% Guaranteed Senior Notes and the retirement of our remaining $52.3 million outstanding 9.000% Notes in December 2016. The average level of debt outstanding between the quarters was essentially unchanged.

Other Income

Other income decreased $0.8 million in the six months ended June 30, 2017 compared with the six months ended June 30, 2016, mainly as a result of the receipt of $0.7 million in nontaxable corporate-owned life insurance benefit proceeds in the second quarter of 2016 while no similar benefit proceeds were received in the first six months of 2017.

Income Taxes – Continuing Operations

Income tax expense - continuing operations increased $1.7 million in the six months ended June 30, 2017 compared with the six months ended June 30, 2016 mainly as a result of a $7.9 million increase in income from continuing operations before income taxes, offset by (1) $0.7 million in excess tax benefits related to the accounting treatment of stock performance awards, and (2) a $0.5 million increase in federal PTCs earned between the periods. The following table provides a reconciliation of income tax expense calculated at our net composite federal and state statutory rate on income from continuing operations before income taxes and income tax expense for continuing operations reported on our consolidated statements of income for the six month periods ended June 30, 2017 and 2016:

(in thousands)	2017	2016
Income Before Income Taxes – Continuing Operations	$48,506	$40,621
Tax Computed at Company’s Net Composite Federal and State Statutory Rate (39%)	18,917	15,842
Increases (Decreases) in Tax from:
Federal PTCs	(4,062)	(3,571)
Excess Tax Deduction – 2014 Performance Share Awards	(697)	--
Section 199 Domestic Production Activities Deduction	(660)	(198)
Corporate-Owned Life Insurance	(501)	(572)
North Dakota Wind Tax Credit Amortization – Net of Federal Taxes	(425)	(425)
Employee Stock Ownership Plan Dividend Deduction	(345)	(315)
Other Items - Net	33	(186)
Income Tax Expense – Continuing Operations	$12,260	$10,575
Effective Income Tax Rate – Continuing Operations	25.3%	26.0%

Federal PTCs are recognized as wind energy is generated based on a per kwh rate prescribed in applicable federal statutes. OTP’s kwh generation from its wind turbines eligible for PTCs increased 7.5% in the six months ended June 30, 2017 compared with the six months ended June 30, 2016 due to improved availability of the turbines and more favorable wind and operating conditions in the first six months of 2017. North Dakota wind energy credits are based on dollars invested in qualifying facilities and are being recognized on a straight-line basis over 25 years.

Financial Position

The following table presents the status of our lines of credit as of June 30, 2017 and December 31, 2016:

(in thousands)	Line Limit	In Use on June 30, 2017	Restricted due to Outstanding Letters of Credit	Available on June 30, 2017	Available on December 31, 2016
Otter Tail Corporation Credit Agreement	$130,000	$117	$--	$129,883	$130,000
OTP Credit Agreement	170,000	58,000	300	111,700	127,067
Total	$300,000	$58,117	$300	$241,583	$257,067

We believe we have the necessary liquidity to effectively conduct business operations for an extended period if needed. Our balance sheet is strong and we are in compliance with our debt covenants. Financial flexibility is provided by operating cash flows, unused lines of credit, strong financial coverages, investment grade credit ratings and alternative financing arrangements such as leasing.

We believe our financial condition is strong and our cash, other liquid assets, operating cash flows, existing lines of credit, access to capital markets and borrowing ability because of investment-grade credit ratings, when taken together, provide adequate resources to fund ongoing operating requirements and future capital expenditures related to expansion of existing businesses and development of new projects. On May 11, 2015 we filed a shelf registration statement with the Securities and Exchange Commission (SEC) under which we may offer for sale, from time to time, either separately or together in any combination, equity, debt or other securities described in the shelf registration statement, which expires on May 11, 2018. On May 11, 2015, we entered into a Distribution Agreement with J.P. Morgan Securities LLC (JPMS) under which we may offer and sell our common shares from time to time through JPMS, as our distribution agent, up to an aggregate sales price of $75 million through an At-the-Market offering program. No shares were issued under this program in the first six months of 2017.

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

Cash provided by operating activities of continuing operations was $69.3 million for the six months ended June 30, 2017 compared with cash provided by operating activities of $64.2 million for the six months ended June 30, 2016. Contributing to the $5.1 million increase in cash provided by continuing operations between the periods was a $10.0 million reduction in discretionary contributions to the Company’s funded pension plan and a $6.2 million increase in net income from continuing operations. These increases were partially offset by an $8.6 million increase in cash used for working capital items, a $1.1 million decrease in depreciation expense and $1.0 million less in deferred income taxes between periods. The increase in cash used for working capital items between the periods is primarily due to a $7.7 million increase in cash used to build inventories between the periods. All operating segments experienced increases in inventories in the first six months of 2017 compared with decreases in the first six months of 2016.

Net cash used in investing activities was $56.6 million for the six months ended June 30, 2017 compared with $78.3 million for the six months ended June 30, 2016. The $21.7 million decrease in cash used for investing activities includes a $22.8 million decrease in capital expenditures, mainly due to a $20.5 million reduction in cash used for capital expenditures at OTP as work is winding down on the Big Stone South-Brookings 345 kV transmission line project. Cash used for capital expenditures also decreased $3.2 million at BTD in the six months ended June 30, 2017 compared with the six months ended June 30, 2016.

Net cash used in financing activities was $12.7 million for the six months ended June 30, 2017 compared with net cash provided by financing activities of $14.1 million for the six months ended June 30, 2016.

Financing activities in the first six months of 2017 included a net increase in short-term and long-term borrowings of $15.2 million, $4.3 million in net proceeds from the issuance of common stock under its automatic dividend reinvestment and share purchase plan, and an increase in checks issued in excess of cash of $1.0 million, which were more than offset by $25.3 million in common dividend payments and $6.1 million in long-term debt repayments. See note 6 to the Company’s consolidated financial statements for further information on stock issuances and retirements in the first six months of 2017.

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

On November 16, 2016 OTP entered into an Asset Purchase Agreement (the Purchase Agreement) with EDF Renewable Development, Inc. and certain of its affiliated companies (EDF) to purchase and assume the development assets associated with a 150-megawatt wind farm in southeastern North Dakota (the Merricourt Project) for a purchase price of $34.7 million, subject to adjustments for interconnection costs. The Purchase Agreement is currently expected to close no earlier than mid-2018, pending regulatory reviews and other customary conditions. On the same day, OTP entered into a Turnkey Engineering, Procurement and Construction Services Agreement (the TEPC Agreement) with EDF that will be effective upon the closing of the Purchase Agreement pursuant to which EDF will construct the wind farm with a targeted completion date in 2019 for consideration of $200.5 million, subject to certain adjustments, payable following the closing of the Purchase Agreement in installments in connection with certain project milestones. The agreements contain representations, warranties, covenants and indemnities customary to transactions of this type and include provisions for liquidated damages to be paid by EDF in the event of certain occurrences described in the agreements. As of June 30, 2017 OTP had capitalized approximately $4.2 million in development costs associated with the Merricourt Project. On April 10, 2017 OTP submitted an application for Advance Determination of Prudence (ADP) and Certificate of Public Convenience and Necessity to the North Dakota Public Service Commission (NDPSC) for the Merricourt Project. A hearing on the application is scheduled for October 6, 2017. Receipt of a satisfactory ADP by OTP is a condition to closing on the Purchase Agreement.

In addition to initiation of the Merricourt Project, OTP is moving forward with plans for the development, construction and ownership of a 250-megawatt simple-cycle natural gas-fired combustion turbine generation facility near Astoria, South Dakota (Astoria Station) as part of its plan to reliably meet customers’ electric needs, replace expiring capacity purchase agreements and prepare for the planned retirement of its Hoot Lake Plant in 2021. OTP expects the project will cost approximately $165 million. As of June 30, 2017 OTP had capitalized approximately $3.1 million in development costs associated with Astoria Station. On April 10, 2017 OTP also submitted an application for ADP to the NDPSC for Astoria Station. The application for ADP was consolidated for hearing with the Merricourt Project ADP application hearing on October 6, 2017.

If a resource addition is determined to be prudent by the NDPSC, a public utility may recover in its rates for North Dakota customers, and in a timely manner consistent with the public utility's financial obligations, the jurisdictional share of amounts the public utility reasonably incurred or obligated on a prudent resource addition, including accrued AFUDC, even though the resource addition may never be fully operational or used by the public utility to serve its North Dakota customers. The cost amortization period for a discontinued resource addition may not exceed five years from the date commencement of the recovery is approved by the NDPSC. No return on amounts incurred or obligated by the public utility may be authorized for the period after the resource addition is discontinued.

Contractual Obligations

Our contractual obligations for years 2018 and 2019 reported in the table on page 49 of our Annual Report on Form 10-K for the year ended December 31, 2016 increased $38.7 million in the first six months of 2017 as a result of an increase in purchase obligations associated with the construction of the Big Stone South-Ellendale 345 kV Multi-Value Transmission Project (MVP) of $35.7 million and an increase in coal purchase commitments for Big Stone Plant of $3.0 million.

OTP’s outstanding $33 million of 5.95% Senior Unsecured Notes mature on August 20, 2017. OTP plans on redeeming the notes with funds available for borrowing under the OTP Credit Agreement.

CAPITAL RESOURCES

On May 11, 2015 we filed a shelf registration statement with the SEC under which we may offer for sale, from time to time, either separately or together in any combination, equity, debt or other securities described in the shelf registration statement, which expires on May 11, 2018. On May 11, 2015, we entered into a Distribution Agreement with JPMS under which we may offer and sell our common shares from time to time through JPMS, as our distribution agent, up to an aggregate sales price of $75 million through an At-the-Market offering program. No shares have been sold under this program in the first six months of 2017.

Short-Term Debt

The following table presents the status of our lines of credit as of June 30, 2017 and December 31, 2016:

(in thousands)	Line Limit	In Use on June 30, 2017	Restricted due to Outstanding Letters of Credit	Available on June 30, 2017	Available on December 31, 2016
Otter Tail Corporation Credit Agreement	$130,000	$117	$--	$129,883	$130,000
OTP Credit Agreement	170,000	58,000	300	111,700	127,067
Total	$300,000	$58,117	$300	$241,583	$257,067

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

On February 5, 2016 we borrowed $50 million under the Term Loan Agreement at an interest rate based on the 30 day LIBOR plus 90 basis points and used the proceeds to pay down borrowings under the Otter Tail Corporation Credit Agreement that were used to fund the expansion of BTD’s Minnesota facilities in 2015 and to fund the September 1, 2015 acquisition of BTD-Georgia. We repaid $35.0 million under the Term Loan Agreement in the fourth quarter of 2016 and made additional repayments of $3.0 million in January 2017, $3.0 million in June 2017 and $9.0 million on August 7, 2017. As of August 9, 2017 we had no borrowings under the Term Loan Agreement.

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

Financial Covenants

We were in compliance with the financial covenants in our debt agreements as of June 30, 2017.

No Credit or Note Purchase Agreement contains any provisions that would trigger an acceleration of the related debt as a result of changes in the credit rating levels assigned to the related obligor by rating agencies.

Our borrowing agreements are subject to certain financial covenants. Specifically:

●

Under the Otter Tail Corporation Credit Agreement, the Term Loan Agreement and the 2016 Note Purchase Agreement, we may not permit the ratio of our Interest-bearing Debt to Total Capitalization to be greater than 0.60 to 1.00 or permit our Interest and Dividend Coverage Ratio to be less than 1.50 to 1.00 (each measured on a consolidated basis). As of June 30, 2017 our Interest and Dividend Coverage Ratio calculated under the requirements of the Otter Tail Corporation Credit Agreement, the Term Loan Agreement and the 2016 Note Purchase Agreement was 4.02 to 1.00.

●	Under the 2016 Note Purchase Agreement, we may not permit our Priority Indebtedness to exceed 10% of our Total Capitalization.

●	Under the OTP Credit Agreement, OTP may not permit the ratio of its Interest-bearing Debt to Total Capitalization to be greater than 0.60 to 1.00.

●

Under the 2007 Note Purchase Agreement and 2011 Note Purchase Agreement, OTP may not permit the ratio of its Consolidated Debt to Total Capitalization to be greater than 0.60 to 1.00 or permit its Interest and Dividend Coverage Ratio to be less than 1.50 to 1.00, in each case as provided in the related borrowing agreement, and OTP may not permit its Priority Debt to exceed 20% of its Total Capitalization, as provided in the related agreement. As of June 30, 2017 OTP’s Interest and Dividend Coverage Ratio and Interest Charges Coverage Ratio, calculated under the requirements of the 2007 Note Purchase Agreement and 2011 Note Purchase Agreement, was 3.84 to 1.00.

●

Under the 2013 Note Purchase Agreement, OTP may not permit its Interest-bearing Debt to exceed 60% of Total Capitalization and may not permit its Priority Indebtedness to exceed 20% of its Total Capitalization, each as provided in the 2013 Note Purchase Agreement.

As of June 30, 2017 our ratio of Interest-bearing Debt to Total Capitalization was 0.46 to 1.00 on a consolidated basis and 0.48 to 1.00 for OTP. Neither Otter Tail Corporation or OTP had any Priority Indebtedness outstanding as of June 30, 2017.

OFF-BALANCE-SHEET ARRANGEMENTS

We and our subsidiary companies have outstanding letters of credit totaling $3.9 million, but our line of credit borrowing limits are only restricted by $0.3 million in outstanding letters of credit. We do not have any other off-balance-sheet arrangements or any relationships with unconsolidated entities or financial partnerships. These entities are often referred to as structured finance special purpose entities or variable interest entities, which are established for the purpose of facilitating off-balance-sheet arrangements or for other contractually narrow or limited purposes. We are not exposed to any financing, liquidity, market or credit risk that could arise if we had such relationships.

2017 BUSINESS OUTLOOK

We are raising our 2017 consolidated earnings guidance range to $1.65 - $1.80 per diluted share from $1.60 - $1.75 per diluted share. This guidance reflects the current mix of businesses we own, considers the cyclical nature of some of our businesses, and reflects current regulatory factors and economic challenges facing our Electric, Manufacturing and Plastics segments and strategies for improving future operating results. We expect capital expenditures for 2017 to be $149 million compared with actual cash used for capital expenditures of $161 million in 2016. Major projects in our planned expenditures for 2017 include investments in two large transmission line projects for the Electric segment, which positively impact earnings by providing an immediate return on invested funds through rider recovery mechanisms.

Segment components of our 2017 earnings per share guidance range compared with 2016 actual earnings are as follows:

	2016 EPS by	2017 Guidance February 6, 2017		2017 Guidance May 1, 2017		2017 Guidance August 7, 2017
Diluted Earnings Per Share	Segment	Low	High	Low	High	Low	High
Electric	$1.29	$1.31	$1.34	$1.31	$1.34	$1.31	$1.34
Manufacturing	$0.15	$0.17	$0.21	$0.17	$0.21	$0.17	$0.21
Plastics	$0.27	$0.26	$0.30	$0.26	$0.30	$0.31	$0.35
Corporate	$(0.11)	$(0.14)	$(0.10)	$(0.14)	$(0.10)	$(0.14)	$(0.10)
Total – Continuing Operations	$1.60	$1.60	$1.75	$1.60	$1.75	$1.65	$1.80
Return on Equity	9.8%	9.3%	10.2%	9.3%	10.2%	9.7%	10.5%

Contributing to our earnings guidance for 2017 are the following items:

●	We expect 2017 Electric segment net income to be higher than 2016 segment net income based on:

o

Normal weather for the remainder of 2017. Milder than normal weather in 2016 negatively impacted diluted earnings per share by $0.07. Milder than normal weather has negatively impacted diluted earnings per share by $0.03 through the six months ended June 30, 2017.

o

A full year of increased rates compared with 8.5 months in 2016. In March 2017, the Minnesota Public Utilities Commission granted OTP a revenue increase of approximately 6.2% with a 9.41% return on equity.

o	Rider recovery increases primarily from transmission riders related to the Electric segment’s continuing investments in its share of the MVPs in South Dakota.

o	Expected increases in sales to industrial and commercial customers.

offset by:

o

Increased operating and maintenance expenses of $0.04 per share due to inflationary increases and increasing benefit costs. Included is an increase in pension costs as a result of a decrease in the discount rate from 4.76% to 4.60% and a decrease in the assumed long-term rate of return on plan assets from 7.75% to 7.50%.

o	Higher property tax expense due to large capital projects being put into service.

o	Lower CIP incentives of $0.03 per share in Minnesota as a result of program changes made by the Minnesota Department of Commerce that reduced the CIP incentive cap by 32.5% compared to 2016.

o	Increased costs related to contractual price increases in certain capacity agreements.

●	We expect 2017 net income from our Manufacturing segment to increase over 2016 due to:

o

A slight increase in sales at BTD due to higher lawn and garden end market sales offset by lower end market recreational vehicle sales, capturing new business with existing customers and higher scrap sales.

o	Improved margins on parts and tooling sales at BTD combined with lower interest costs as a result of the refinancing of long-term debt at a lower interest rate in the fourth quarter of 2016.

o

An increase in earnings from T.O. Plastics mainly driven by year-over-year sales growth in our horticulture, life science and industrial markets and lower interest costs as a result of the refinancing of long-term debt at a lower interest rate in the fourth quarter of 2016.

o	Backlog for the manufacturing companies of approximately $84 million for 2017 compared with $81 million one year ago.

●

We are raising our 2017 net income expectations from the Plastics segment to be higher than our original plan, primarily due to our strong second quarter results. The Plastics segment also benefits from lower interest costs as a result of the refinancing of long-term debt completed in the fourth quarter of 2016.

●	Corporate costs in 2017 are expected to be in line with 2016 costs.

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

We use estimates based on the best information available in recording transactions and balances resulting from business operations. Estimates are used for such items as depreciable lives, asset impairment evaluations, tax provisions, collectability of trade accounts receivable, self-insurance programs, unbilled electric revenues, warranty reserves and actuarially determined benefits costs and liabilities. As better information becomes available or actual amounts are known, estimates are revised. Operating results can be affected by revised estimates. Actual results may differ from these estimates under different assumptions or conditions. Management has discussed the application of these critical accounting policies and the development of these estimates with the Audit Committee of the board of directors. A discussion of critical accounting policies is included under the caption “Critical Accounting Policies Involving Significant Estimates” on pages 55 through 58 of our Annual Report on Form 10-K for the year ended December 31, 2016. There were no material changes in critical accounting policies or estimates during the quarter ended June 30, 2017.

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

●	Changes in PVC resin prices can negatively affect our plastics business.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

At June 30, 2017 we had exposure to market risk associated with interest rates because we had $9.0 million outstanding subject to a variable interest rate that is indexed to 30 day LIBOR plus 90 basis points under the Term Loan Agreement that terminates on February 5, 2018. OTP had $58.0 million in short-term debt outstanding on June 30, 2017 subject to variable interest rates indexed to LIBOR plus 1.25% under the OTP Credit Agreement.

All of our remaining consolidated long-term debt outstanding on June 30, 2017 has fixed interest rates. We manage our interest rate risk through the issuance of fixed-rate debt with varying maturities, through economic refunding of debt through optional refundings, limiting the amount of variable interest rate debt, and the utilization of short-term borrowings to allow flexibility in the timing and placement of long-term debt.

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

Item 4. Controls and Procedures

Under the supervision and with the participation of company management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of June 30, 2017, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2017.

During the fiscal quarter ended June 30, 2017, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We do not have a publicly announced stock repurchase program. The following table shows common shares of the Company that were surrendered to us by employees to pay taxes in connection with shares issued for incentive awards in April 2017 under our 1999 and 2014 Stock Incentive Plans:

Calendar Month	Total Number of Shares Purchased	Average Price Paid per Share
April 2017	1,070	38.075
May 2017	--	--
June 2017	--	--
Total	1,070

Item 6.      Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Financial statements from the Quarterly Report on Form 10-Q of Otter Tail Corporation for the quarter ended June 30, 2017, formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows and (v) the Condensed Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OTTER TAIL CORPORATION

By:    /s/ Kevin G. Moug

Kevin G. Moug
Chief Financial Officer and Senior Vice President
(Chief Financial Officer/Authorized Officer)

Dated: August 9, 2017

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

101

Financial statements from the Quarterly Report on Form 10-Q of Otter Tail Corporation for the quarter ended June 30, 2017, formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows and (v) the Condensed Notes to Consolidated Financial Statements.