Form 10-Q
period 2017-09-30
Otter Tail Corp
filed 2017-11-08
CIK 1466593

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2017

OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	0-53713

OTTER TAIL CORPORATION

(Exact name of registrant as specified in its charter)

Minnesota	27-0383995
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

215 South Cascade Street, Box 496, Fergus Falls, Minnesota	56538-0496
(Address of principal executive offices)	(Zip Code)

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

Yes ☐    No ☑

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:

October 31, 2017 – 39,557,491 Common Shares ($5 par value)

OTTER TAIL CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. financial statements

Otter Tail Corporation

Consolidated Balance Sheets

(not audited)

(in thousands)	September 30, 2017	December 31, 2016

Assets

Current Assets
Cash and Cash Equivalents	$826	$--
Accounts Receivable:
Trade—Net	87,510	68,242
Other	7,704	5,850
Inventories	78,915	83,740
Unbilled Revenues	14,948	20,080
Income Taxes Receivable	--	662
Regulatory Assets	21,582	21,297
Other	16,715	8,144
Total Current Assets	228,200	208,015

Investments	8,599	8,417
Other Assets	34,992	34,104
Goodwill	37,572	37,572
Other Intangibles—Net	14,097	14,958
Regulatory Assets	122,670	132,094

Plant
Electric Plant in Service	1,953,375	1,860,357
Nonelectric Operations	214,159	211,826
Construction Work in Progress	138,900	153,261
Total Gross Plant	2,306,434	2,225,444
Less Accumulated Depreciation and Amortization	785,667	748,219
Net Plant	1,520,767	1,477,225

Total Assets	$1,966,897	$1,912,385

See accompanying condensed notes to consolidated financial statements.

Otter Tail Corporation

Consolidated Balance Sheets

(not audited)

(in thousands, except share data)	September 30, 2017	December 31, 2016

Liabilities and Equity

Current Liabilities
Short-Term Debt	$103,637	$42,883
Current Maturities of Long-Term Debt	197	33,201
Accounts Payable	96,217	89,350
Accrued Salaries and Wages	17,596	17,497
Accrued Taxes	13,277	16,000
Other Accrued Liabilities	14,400	15,377
Liabilities of Discontinued Operations	852	1,363
Total Current Liabilities	246,176	215,671

Pensions Benefit Liability	98,632	97,627
Other Postretirement Benefits Liability	63,215	62,571
Other Noncurrent Liabilities	22,921	21,706

Commitments and Contingencies (note 9)

Deferred Credits
Deferred Income Taxes	242,568	226,591
Deferred Tax Credits	21,747	22,849
Regulatory Liabilities	84,281	82,433
Other	4,432	7,492
Total Deferred Credits	353,028	339,365

Capitalization
Long-Term Debt—Net	490,406	505,341

Cumulative Preferred Shares– Authorized 1,500,000 Shares Without Par Value; Outstanding – None	--	--

Cumulative Preference Shares – Authorized 1,000,000 Shares Without Par Value; Outstanding – None	--	--

Common Shares, Par Value $5 Per Share—Authorized, 50,000,000 Shares; Outstanding, 2017—39,557,491 Shares; 2016—39,348,136 Shares	197,787	196,741
Premium on Common Shares	342,573	337,684
Retained Earnings	155,618	139,479
Accumulated Other Comprehensive Loss	(3,459)	(3,800)
Total Common Equity	692,519	670,104
Total Capitalization	1,182,925	1,175,445
Total Liabilities and Equity	$1,966,897	$1,912,385

See accompanying condensed notes to consolidated financial statements.

 Otter Tail Corporation

Consolidated Statements of Income

(not audited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per-share amounts)	2017	2016	2017	2016
Operating Revenues
Electric	$103,394	$102,712	$324,168	$313,615
Product Sales	113,063	94,463	318,492	293,284
Total Operating Revenues	216,457	197,175	642,660	606,899
Operating Expenses
Production Fuel – Electric	16,096	14,789	44,955	40,479
Purchased Power – Electric System Use	13,371	11,473	48,935	43,486
Electric Operation and Maintenance Expenses	36,570	36,207	112,799	115,206
Cost of Products Sold (depreciation included below)	86,230	75,405	245,520	228,993
Other Nonelectric Expenses	10,933	10,197	31,535	30,890
Depreciation and Amortization	17,927	18,314	53,689	55,128
Property Taxes – Electric	3,721	3,506	11,228	10,774
Total Operating Expenses	184,848	169,891	548,661	524,956
Operating Income	31,609	27,284	93,999	81,943

Interest Charges	7,393	8,026	22,382	23,996
Other Income	592	499	1,697	2,431
Income Before Income Taxes—Continuing Operations	24,808	19,757	73,314	60,378
Income Tax Expense—Continuing Operations	7,035	5,163	19,295	15,738
Net Income from Continuing Operations	17,773	14,594	54,019	44,640
Discontinued Operations
(Loss) Income – net of Income Tax (Benefit) Expense of ($25), $14, $53 and $114 for the respective periods	(39)	22	78	171
Net Income	17,734	14,616	54,097	44,811

Average Number of Common Shares Outstanding—Basic	39,507,581	38,832,659	39,440,416	38,316,324
Average Number of Common Shares Outstanding—Diluted	39,795,366	39,005,706	39,712,862	38,457,401

Basic Earnings Per Common Share:
Continuing Operations	$0.45	$0.38	$1.37	$1.17
Discontinued Operations	--	--	--	--
	$0.45	$0.38	$1.37	$1.17
Diluted Earnings Per Common Share:
Continuing Operations	$0.45	$0.37	$1.36	$1.16
Discontinued Operations	--	--	--	0.01
	$0.45	$0.37	$1.36	$1.17

Dividends Declared Per Common Share	$0.3200	$0.3125	$0.9600	$0.9375

See accompanying condensed notes to consolidated financial statements.

Otter Tail Corporation

Consolidated Statements of Comprehensive Income

(not audited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Net Income	$17,734	$14,616	$54,097	$44,811
Other Comprehensive Income:
Unrealized Gain on Available-for-Sale Securities:
Reversal of Previously Recognized Gains Realized on Sale of Investments and Included in Other Income During Period	(1)	(3)	(2)	(3)
Gains (Losses) Arising During Period	52	(35)	90	65
Income Tax (Expense) Benefit	(18)	13	(31)	(22)
Change in Unrealized Gains on Available-for-Sale Securities – net-of-tax	33	(25)	57	40
Pension and Postretirement Benefit Plans:
Amortization of Unrecognized Postretirement Benefit Losses and Costs (note 11)	157	161	473	470
Income Tax Expense	(63)	(64)	(189)	(188)
Pension and Postretirement Benefit Plans – net-of-tax	94	97	284	282
Total Other Comprehensive Income	127	72	341	322
Total Comprehensive Income	$17,861	$14,688	$54,438	$45,133

See accompanying condensed notes to consolidated financial statements.

Otter Tail Corporation

Consolidated Statements of Cash Flows

(not audited)

	Nine Months Ended September 30,
(in thousands)	2017	2016
Cash Flows from Operating Activities
Net Income	$54,097	$44,811
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Net Income from Discontinued Operations	(78)	(171)
Depreciation and Amortization	53,689	55,128
Deferred Tax Credits	(1,102)	(1,242)
Deferred Income Taxes	15,680	14,924
Change in Deferred Debits and Other Assets	7,875	5,595
Discretionary Contribution to Pension Plan	--	(10,000)
Change in Noncurrent Liabilities and Deferred Credits	1,788	5,999
Allowance for Equity/Other Funds Used During Construction	(636)	(605)
Stock Compensation Expense—Equity Awards	2,765	1,151
Other—Net	99	(73)
Cash (Used for) Provided by Current Assets and Current Liabilities:
Change in Receivables	(21,122)	(3,490)
Change in Inventories	4,825	4,766
Change in Other Current Assets	3,079	1,690
Change in Payables and Other Current Liabilities	(5,153)	(5,945)
Change in Interest and Income Taxes Receivable/Payable	(1,595)	2,538
Net Cash Provided by Continuing Operations	114,211	115,076
Net Cash Used in Discontinued Operations	(134)	(333)
Net Cash Provided by Operating Activities	114,077	114,743
Cash Flows from Investing Activities
Capital Expenditures	(94,549)	(125,913)
Net Proceeds from Disposal of Noncurrent Assets	2,456	4,167
Final Purchase Price Adjustment – BTD-Georgia Acquisition	--	1,500
Cash Used for Investments and Other Assets	(3,158)	(3,161)
Net Cash Used in Investing Activities	(95,251)	(123,407)
Cash Flows from Financing Activities
Change in Checks Written in Excess of Cash	4,826	(841)
Net Short-Term Borrowings (Repayments)	60,754	(43,499)
Proceeds from Issuance of Common Stock – net of Issuance Expenses	4,349	39,378
Payments for Retirement of Capital Stock	(1,799)	(104)
Proceeds from Issuance of Long-Term Debt	--	50,000
Short-Term and Long-Term Debt Issuance Expenses	--	(157)
Payments for Retirement of Long-Term Debt	(48,172)	(161)
Dividends Paid	(37,958)	(35,952)
Net Cash (Used in) Provided by Financing Activities	(18,000)	8,664
Net Change in Cash and Cash Equivalents	826	--
Cash and Cash Equivalents at Beginning of Period	--	--
Cash and Cash Equivalents at End of Period	$826	$--

See accompanying condensed notes to consolidated financial statements.

OTTER TAIL CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(not audited)

In the opinion of management, Otter Tail Corporation (the Company) has included all adjustments (including normal recurring accruals) necessary for a fair presentation of the consolidated financial statements for the periods presented. The consolidated financial statements and condensed notes thereto should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016. Because of seasonal and other factors, the earnings for the three- and nine-month periods ended September 30, 2017 should not be taken as an indication of earnings for all or any part of the balance of the year.

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

The following tables present, for each of the hierarchy levels, the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016:

September 30, 2017 (in thousands)	Level 1	Level 2	Level 3
Assets:
Investments:
Equity Funds – Held by Captive Insurance Company	$1,275
Corporate Debt Securities – Held by Captive Insurance Company		$5,039
Government-Backed and Government-Sponsored Enterprises’ Debt Securities – Held by Captive Insurance Company		2,099
Other Assets:
Money Market and Mutual Funds – Nonqualified Retirement Savings Plan	714
Total Assets	$1,989	$7,138

December 31, 2016 (in thousands)	Level 1	Level 2	Level 3
Assets:
Investments:
Corporate Debt Securities – Held by Captive Insurance Company		$5,280
Government-Backed and Government-Sponsored Enterprises’ Debt Securities – Held by Captive Insurance Company		2,945
Other Assets:
Money Market and Mutual Funds – Nonqualified Retirement Savings Plan	$849
Total Assets	$849	$8,225

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

If the LSA terminates prior to the expiration of its term or the production period terminates prior to December 31, 2040 and the Coyote Station owners purchase all of the outstanding membership interests of CCMC as required by the LSA, the owners will satisfy, or (if permitted by CCMC’s applicable lender) assume, all of CCMC’s obligations owed to CCMC’s lenders under its loans and leases. The Coyote Station owners have limited rights to assign their rights and obligations under the LSA without the consent of CCMC’s lenders during any period in which CCMC’s obligations to its lenders remain outstanding. In the event the contract is terminated because regulations or legislation render the burning of coal cost prohibitive and the assets worthless, OTP’s maximum exposure to loss as a result of its involvement with CCMC as of September 30, 2017 could be as high as $58.0 million, OTP’s 35% share of unrecovered costs.

Inventories

Inventories, valued at the lower of cost or net realizable value, consist of the following:

	September 30,	December 31,
(in thousands)	2017	2016
Finished Goods	$19,500	$27,755
Work in Process	13,885	11,754
Raw Material, Fuel and Supplies	45,530	44,231
Total Inventories	$78,915	$83,740

Goodwill and Other Intangible Assets

An assessment of the carrying amounts of goodwill of the Company’s operating units as of December 31, 2016 indicated the fair values are substantially in excess of their respective book values and not impaired.

The following table indicates there were no changes to goodwill by business segment during the first nine months of 2017:

(in thousands)	Gross Balance December 31, 2016	Accumulated Impairments	Balance (net of impairments) December 31, 2016	Adjustments to Goodwill in 2017	Balance (net of impairments) September 30, 2017
Manufacturing	$18,270	$--	$18,270	$--	$18,270
Plastics	19,302	--	19,302	--	19,302
Total	$37,572	$--	$37,572	$--	$37,572

Intangible assets with finite lives are amortized over their estimated useful lives and reviewed for impairment in accordance with requirements under ASC Topic 360-10-35, Property, Plant, and Equipment—Overall—Subsequent Measurement.

The following table summarizes the components of the Company’s intangible assets at September 30, 2017 and December 31, 2016:

September 30, 2017 (in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Amortization Periods (months)
Amortizable Intangible Assets:
Customer Relationships	$22,491	$8,710	$13,781	27	-	215
Covenant not to Compete	590	410	180		11
Other	140	4	136		35
Total	$23,221	$9,124	$14,097

December 31, 2016 (in thousands)
Amortizable Intangible Assets:
Customer Relationships	$22,491	$7,861	$14,630	36	-	224
Covenant not to Compete	590	262	328		20
Total	$23,081	$8,123	$14,958

The amortization expense for these intangible assets was:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2017	2016	2017	2016
Amortization Expense – Intangible Assets	$336	$348	$1,001	$1,103

The estimated annual amortization expense for these intangible assets for the next five years is:

(in thousands)	2017	2018	2019	2020	2021
Estimated Amortization Expense – Intangible Assets	$1,346	$1,313	$1,181	$1,131	$1,099

Supplemental Disclosures of Cash Flow Information

	As of September 30,
(in thousands)	2017	2016
Noncash Investing Activities:
Transactions Related to Capital Additions not Settled in Cash	$17,940	$11,552

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

Amendments to the ASC in ASU 2014-09, as amended, are effective for fiscal years beginning after December 15, 2017. Early adoption is permitted, but not any earlier than January 1, 2017. Application methods permitted are: (1) full retrospective, (2) retrospective using one or more practical expedients and (3) retrospective with the cumulative effect of initial application recognized at the date of initial application. The Company does not plan to adopt the updated guidance prior to January 1, 2018. As of September 30, 2017 the Company has reviewed its revenue streams and contracts to determine areas where the amendments in ASU 2014-09 will be applicable and is developing controls for new processes that will be required to track and report revenues where the timing of revenue recognition will change under ASU 2014-09. Based on review of the Company’s revenue streams, the Company does not anticipate a significant change in the levels or timing of revenue recognition over an annual or interim period as a result of the adoption of ASU 2014-09. The Company will adopt the updates in ASU 2014-09 on a modified retrospective basis with the cumulative effect of initial application on retained earnings and other balance sheet accounts, if any, recognized on January 1, 2018, the date of initial application. Adoption of ASU 2014-09 will result in additional disclosures related to the nature, timing and certainty of revenues and any contract assets or liabilities that may be required to be reported under the updated standard.

ASU 2016-02—In February 2016 the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02). ASU 2016-02 is a comprehensive amendment of the ASC, creating Topic 842, which will supersede the current requirements under ASC Topic 840 on leases and require the recognition of lease assets and lease liabilities on the balance sheet and the disclosure of key information about leasing arrangements. Topic 842 affects any entity that enters into a lease, with some specified scope exemptions. The main difference between previous Generally Accepted Accounting Principles in the United States (GAAP) and Topic 842 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. Topic 842 retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous guidance. Topic 842 also requires qualitative and specific quantitative disclosures by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the amendments in ASU 2016-02 is permitted. The Company is currently reviewing ASU 2016-02, has developed a list of all current leases outstanding and is identifying key impacts to its businesses to determine areas where the amendments in ASU 2016-02 will be applicable and is evaluating transition options. The Company does not currently plan to apply the amendments in ASU 2016-02 to its consolidated financial statements prior to 2019.

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

The majority of the Company’s benefit costs to which the amendments in ASU 2017-07 apply are related to benefit plans in place at OTP, the Company’s regulated provider of electric utility services. The amendments in ASU 2017-07 deviate significantly from current prescribed ratemaking and regulatory accounting treatment of postretirement benefit costs, which require the capitalization of a portion of all the components of net periodic benefit costs be included in rate base additions and provide for rate recovery of the non-capitalized portion of all of the components of net periodic pension costs as recoverable operating expenses. The Company currently is assessing the impact adoption of the amendments in ASU 2017-07 may have on its consolidated financial statements, financial position and results of operations and is determining the adjustments and regulatory assets to be established in order to reflect the effect of the required regulatory accounting treatment of the non-service cost components that cannot be capitalized to plant in service under the ASU 2017-07 amendments to GAAP. The non-service cost components of the affected net periodic benefit costs will be reported below the operating income line on the Company’s consolidated income statements upon adoption of the amendments in ASU 2017-07.

The Company’s non-service costs components of net periodic post-retirement benefit costs that will be capitalized to plant in service in 2017 but that would be recorded as regulatory assets if the amendments in ASU 2017-07 were applicable in 2017 are expected to be $0.7 million. The Company’s non-service costs components of net periodic post-retirement benefit costs included in operating expense in 2017 that would be included in other income and deductions under ASU 2017-07 are expected to be $5.7 million. The Company does not plan to adopt the updates in ASU 2017-07 prior to the first quarter of 2018, the required effective period for application of the updates by the Company.

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

No single customer accounted for over 10% of the Company’s consolidated revenues in 2016. All of the Company’s long-lived assets are within the United States and sales within the United States accounted for 97.9% and 98.5% of its operating revenues for the respective three-month periods ended September 30, 2017 and 2016, and 98.2% and 98.6% of its operating revenues for the respective nine-month periods ended September 30, 2017 and 2016.

The Company evaluates the performance of its business segments and allocates resources to them based on earnings contribution and return on total invested capital. Information for the business segments for the three- and nine-month periods ended September 30, 2017 and 2016 and total assets by business segment as of September 30, 2017 and December 31, 2016 are presented in the following tables:

Operating Revenue

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2017	2016	2017	2016
Electric	$103,399	$102,723	$324,186	$313,642
Manufacturing	54,355	52,171	172,076	170,443
Plastics	58,708	42,292	146,416	122,841
Intersegment Eliminations	(5)	(11)	(18)	(27)
Total	$216,457	$197,175	$642,660	$606,899

Interest Charges

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2017	2016	2017	2016
Electric	$6,362	$6,304	$19,187	$18,744
Manufacturing	555	974	1,662	2,972
Plastics	157	273	483	796
Corporate and Intersegment Eliminations	319	475	1,050	1,484
Total	$7,393	$8,026	$22,382	$23,996

Income Taxes

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2017	2016	2017	2016
Electric	$3,548	$4,730	$12,052	$11,262
Manufacturing	676	182	3,304	2,992
Plastics	3,826	1,577	8,074	5,206
Corporate	(1,015)	(1,326)	(4,135)	(3,722)
Total	$7,035	$5,163	$19,295	$15,738

Net Income (Loss)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2017	2016	2017	2016
Electric	$10,869	$12,513	$36,563	$34,199
Manufacturing	1,608	1,246	6,735	6,108
Plastics	6,092	2,346	13,166	7,983
Corporate	(796)	(1,511)	(2,445)	(3,650)
Discontinued Operations	(39)	22	78	171
Total	$17,734	$14,616	$54,097	$44,811

Identifiable Assets

	September 30,	December 31,
(in thousands)	2017	2016
Electric	$1,660,591	$1,622,231
Manufacturing	167,004	166,525
Plastics	98,283	84,592
Corporate	41,019	39,037
Total	$1,966,897	$1,912,385

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

Major Capital Expenditure Projects

Big Stone South–Brookings Multi-Value Transmission Project (MVP) and Capacity Expansion 2020 (CapX2020) Project—This 345 kiloVolt (kV) transmission line extends approximately 70 miles between a substation near Big Stone City, South Dakota and the Brookings County Substation near Brookings, South Dakota. OTP and Northern States Power – MN, a subsidiary of Xcel Energy Inc., jointly developed this project and the parties have equal ownership interest in the transmission line portion of the project. MISO approved this project as an MVP under the MISO Open Access Transmission, Energy and Operating Reserve Markets Tariff (MISO Tariff) in December 2011.

MVPs are designed to enable the region to comply with energy policy mandates and to address reliability and economic issues affecting multiple areas within the MISO region. The cost allocation is designed to ensure the costs of transmission projects with regional benefits are properly assigned to those who benefit. Construction began on this line in the third quarter of 2015 and the line was energized on September 8, 2017. OTP’s capitalized costs on this project as of September 30, 2017 were approximately $70.0 million, which includes assets that are 100% owned by OTP.

Big Stone South–Ellendale MVP—This is a 345 kV transmission line that will extend 163 miles between a substation near Big Stone City, South Dakota and a substation near Ellendale, North Dakota. OTP jointly developed this project with Montana-Dakota Utilities Co., a division of MDU Resources Group, Inc., and the parties will have equal ownership interest in the transmission line portion of the project. MISO approved this project as an MVP under the MISO Tariff in December 2011. Construction began on this line in the second quarter of 2016 and is expected to be completed in 2019. OTP’s capitalized costs on this project as of September 30, 2017 were approximately $78.4 million, which includes assets that are 100% owned by OTP.

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

The MPUC’s order also included: (1) the determination that all costs (including FERC allocated costs and revenues) of the Big Stone South-Brookings and Big Stone South-Ellendale MVP projects will be included in the Minnesota TCR rider and jurisdictionally allocated to OTP’s Minnesota customers, and (2) approval of OTP’s proposal to transition rate base, expenses and revenues from Environmental Cost Recovery (ECR) and TCR riders to base rate recovery, with the transition occurring when final rates are implemented. The rate base balances, expense levels and revenue levels existing in the riders at the time of implementation of final rates will be used to establish the amounts transitioned to base rates. Certain MISO expenses and revenues will remain in the TCR rider to allow for the ongoing refund or recovery of these variable revenues and costs.

Information on interim and final rate increases and interim revenue refund accrued is detailed in the tables below:

($ in thousands)	Interim Rates Authorized April 14, 2016	Final Rates
Revenue Increase – Annualized based on Test Year Data	$16,816	$12,100
Revenue Percent Increase	9.56%	6.23%
Return on Rate Base	8.07%	7.5056%
Jurisdictional Rate Base based on Test Year Data	$483,000	$471,000
Return on Equity	10.1%	9.41%
Based on Equity to Total Capital of	52.50%	52.50%
Debt to Total Capital	47.50%	47.50%

Interim Revenue (in thousands)	April 16, 2016 through September 30, 2017
Billed	$21,847
Accrued Refund	$8,237
Net Interim Revenue	$13,610
Interest on Refundable Amount	$233
Refund Liability as of September 30, 2017	$8,470

In addition to the interim rate refund, OTP will be required to refund the difference between (1) amounts collected under its Minnesota ECR and TCR riders based on the return on equity (ROE) approved in its most recent rider update and (2) amounts that would have been collected based on the lower 9.41% ROE approved in its 2016 general rate case going back to April 16, 2016, the date interim rates were implemented. As of September 30, 2017 the revenues collected under the Minnesota ECR and TCR riders subject to refund due to the lower ROE rate and other adjustments were $0.9 million and $1.4 million, respectively. These amounts will be refunded to Minnesota customers over a 12-month period through reductions in the Minnesota ECR and TCR rider rates that take effect November 1, 2017, as approved by the MPUC. The TCR rate is provisional and subject to revision under a separate docket.

OTP will continue to accrue the interim and rider rate refunds until final rates become effective, for bills rendered on and after November 1, 2017. The interim rate refund, including interest, will be applied as a credit to Minnesota customers’ electric bills beginning November 17, 2017.

Minnesota Conservation Improvement Programs (MNCIP)—OTP recovers conservation related costs not included in base rates under the MNCIP through the use of an annual recovery mechanism approved by the MPUC. On May 25, 2016 the MPUC adopted the Minnesota Department of Commerce’s (MNDOC’s) proposed changes to the MNCIP financial incentive. The new model provides utilities an incentive of 13.5% of 2017 net benefits, 12% of 2018 net benefits and 10% of 2019 net benefits, assuming the utility achieves 1.7% savings compared to retail sales. OTP estimates the impact of the new model will reduce the MNCIP financial incentive by approximately 50% compared to the previous incentive mechanism. MNCIP incentives include $5.0 million approved for 2016, $4.3 million approved for 2015 and $3.0 million approved for 2014.

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

In OTP’s 2016 general rate case order issued on May 1, 2017, the MPUC ordered OTP to include, in the TCR rider retail rate base, Minnesota’s jurisdictional share of OTP’s investment in the Big Stone South–Brookings and Big Stone South–Ellendale MVP Projects and all revenues received from other utilities under MISO’s tariffed rates as a credit in its TCR revenue requirement calculations. In doing so, the Commission’s Order diverts interstate wholesale revenues that have been approved by FERC to offset FERC-approved expenses, effectively reducing OTP’s recovery of those FERC-approved expense levels. The MPUC-ordered treatment will result in the projects being treated as retail investments for Minnesota retail ratemaking purposes. On August 18, 2017 OTP filed an appeal of the MPUC order with the Minnesota Court of Appeals to contest the portion of the order requiring OTP to allocate costs between jurisdictions of the FERC MVP transmission projects in the TCR rider. OTP believes the MPUC-ordered treatment conflicts with federal authority over transmission of electricity in interstate commerce and rates for the transmission of electricity subject to the jurisdiction of the FERC as set forth in the Federal Power Act of 1935, as amended (Federal Power Act).

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

North Dakota

General Rates—On November 2, 2017 OTP filed a request with the NDPSC for a rate review and an increase in annual revenues from non-fuel base rates of $13.1 million or 8.7%. In the request, OTP proposed an allowed return on rate base of 7.97% and an allowed rate of return on equity of 10.30%. Pursuant to the request, an interim rate increase is expected to go into effect on January 1, 2018.

OTP’s most recent general rate increase in North Dakota of $3.6 million, or approximately 3.0%, was granted by the NDPSC in an order issued on November 25, 2009 and effective December 2009. Pursuant to the order, OTP’s allowed rate of return on rate base was set at 8.62%, and its allowed rate of return on equity was set at 10.75%.

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

Rate Rider Updates

The following table provides summary information on the status of updates since January 1, 2015 for the rate riders described above:

Rate Rider	R - Request Date A - Approval Date	Effective Date Requested or Approved	Annual Revenue ($000s)	Rate
Minnesota
Conservation Improvement Program
2016 Incentive and Cost Recovery	A – September 15, 2017	October 1, 2017	$9,868	$0.00536/kwh
2015 Incentive and Cost Recovery	A – July 19, 2016	October 1, 2016	$8,590	$0.00275/kwh
2014 Incentive and Cost Recovery	A – July 10, 2015	October 1, 2015	$8,689	$0.00287/kwh
Transmission Cost Recovery
2017 Rate Reset[1]	A – October 30, 2017	November 1, 2017	$(3,311)	Various
2016 Annual Update	A – July 5, 2016	September 1, 2016	$4,736	Various
2015 Annual Update	A – March 9, 2016	April 1, 2016	$7,203	Various
2014 Annual Update	A – February 18, 2015	March 1, 2015	$8,388	Various
Environmental Cost Recovery
2017 Rate Reset	A – October 30, 2017	November 1, 2017	$(1,943)	-0.935% of Rev
2016 Annual Update	A – July 5, 2016	September 1, 2016	$11,884	6.927% of Rev
2015 Annual Update	A – March 9, 2016	October 1, 2015	$12,104	7.006% of Rev
North Dakota
Renewable Resource Adjustment
2016 Annual Update	A – March 15, 2017	April 1, 2017	$9,156	7.005% of Rev
2015 Annual Update	A – June 22, 2016	July 1, 2016	$9,262	7.573% of Rev
2014 Annual Update	A – March 25, 2015	April 1, 2015	$5,441	4.069% of Rev
Transmission Cost Recovery
2017 Annual Update	R – August 31, 2017	January 1, 2018	$8,593	Various
2016 Annual Update	A – December 14, 2016	January 1, 2017	$6,916	Various
2015 Annual Update	A – December 16, 2015	January 1, 2016	$9,985	Various
Environmental Cost Recovery
2017 Annual Update	A – July 12, 2017	August 1, 2017	$9,917	7.633% of base
2016 Annual Update	A – June 22, 2016	July 1, 2016	$10,359	7.904% of base
2015 Annual Update	A – June 17, 2015	July 1, 2015	$12,249	9.193% of base
South Dakota
Transmission Cost Recovery
2016 Annual Update	A – February 17, 2017	March 1, 2017	$2,053	Various
2015 Annual Update	A – February 12, 2016	March 1, 2016	$1,895	Various
2014 Annual Update	A – February 13, 2015	March 1, 2015	$1,538	Various
Environmental Cost Recovery
2017 Annual Update	A – October 13, 2017	November 1, 2017	$2,082	$0.00483/kwh
2016 Annual Update	A – October 26, 2016	November 1, 2016	$2,238	$0.00536/kwh
2015 Annual Update	A – October 15, 2015	November 1, 2015	$2,728	$0.00643/kwh

1Approved on a provisional basis in the Minnesota general rate case docket and subject to revision in a separate docket.

The following table presents revenue recorded by OTP under rate riders in place in Minnesota, North Dakota and South Dakota:

Revenues Recorded under Rider Rates	Three Months Ended September 30,		Nine Months Ended September 30,
Rate Rider (in thousands)	2017	2016	2017	2016
Minnesota
Conservation Improvement Program Costs and Incentives[1]	$2,499	$2,839	$6,567	$7,554
Transmission Cost Recovery	(594)	779	2,849	4,188
Environmental Cost Recovery	1,669	3,127	7,305	9,362
North Dakota
Renewable Resource Adjustment	2,213	2,170	5,822	6,151
Transmission Cost Recovery	2,410	1,950	6,305	6,155
Environmental Cost Recovery	2,396	2,762	7,272	8,344
South Dakota
Transmission Cost Recovery	596	335	1,324	1,397
Environmental Cost Recovery	613	691	1,755	1,951
Conservation Improvement Program Costs and Incentives	104	135	520	418

1Includes MNCIP costs recovered in base rates.

FERC

Wholesale power sales and transmission rates are subject to the jurisdiction of the FERC under the Federal Power Act. The FERC is an independent agency with jurisdiction over rates for wholesale electricity sales, transmission and sale of electric energy in interstate commerce, interconnection of facilities, and accounting policies and practices. Filed rates are effective after a one day suspension period, subject to ultimate approval by the FERC.

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

On November 12, 2013 a group of industrial customers and other stakeholders filed a complaint with the FERC seeking to reduce the ROE component of the transmission rates that MISO transmission owners, including OTP, may collect under the MISO Tariff. The complainants sought to reduce the 12.38% ROE used in MISO’s transmission rates to a proposed 9.15%. The complaint established a 15-month refund period from November 12, 2013 to February 11, 2015. A non-binding decision by the presiding Administrative Law Judge (ALJ) was issued on December 22, 2015 finding that the MISO transmission owners’ ROE should be 10.32%, and the FERC issued an order on September 28, 2016 setting the base ROE at 10.32%. A number of parties requested rehearing of the September 2016 order and the requests are pending FERC action.

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

On February 12, 2015 another group of stakeholders filed a complaint with the FERC seeking to reduce the ROE component of the transmission rates that MISO transmission owners, including OTP, may collect under the MISO Tariff from 12.38% to a proposed 8.67%. This second complaint established a second 15-month refund period from February 12, 2015 to May 11, 2016. The FERC issued an order on June 18, 2015 setting the complaint for hearings before an ALJ, which were held the week of February 16, 2016. A non-binding decision by the presiding ALJ was issued on June 30, 2016 finding that the MISO transmission owners’ ROE should be 9.7%. OTP is currently waiting for the issuance of a FERC order on the second complaint.

Based on the probable reduction by the FERC in the ROE component of the MISO Tariff, OTP had a $2.7 million liability on its balance sheet as of December 31, 2016, representing OTP’s best estimate of the refund obligations that would arise, net of amounts that would be subject to recovery under state jurisdictional TCR riders, based on a reduced ROE. MISO processed the refund for the FERC ordered reduction in the MISO tariff allowed ROE for the first 15-month refund period in its February and June 2017 billings. The refund, in combination with a decision in the 2016 Minnesota general rate case that affected the Minnesota TCR rider, has resulted in a reduction in OTP’s accrued MISO tariff ROE refund liability from $2.7 million on December 31, 2016 to $1.6 million as of September 30, 2017.

In June 2014, the FERC adopted a two-step ROE methodology for electric utilities in an order issued in a complaint proceeding involving New England Transmission Owners (NETOs). The issue of how to apply the FERC ROE methodology has been contested in various complaint proceedings, including the two ROE complaints involving MISO transmission owners discussed above. In April 2017 the Court of Appeals for the District of Columbia (D.C. Circuit) vacated and remanded the FERC’s June 2014 ROE order in the NETOs’ complaint. The D.C. Circuit found that the FERC had not properly determined that the ROE authorized for NETOs prior to June 2014 was unjust and unreasonable. The D.C. Circuit also found that the FERC failed to justify the new ROE methodology. OTP will await the FERC response to the April 2017 action of the D.C. Circuit before determining if an adjustment to its accrued refund liability is required. On September 29, 2017 the MISO transmission owners filed a motion to dismiss the second complaint based on the D.C. Circuit decision in the NETO complaint. If FERC grants the motion to dismiss, it would eliminate the refund obligation from the second complaint and the ROE from the first complaint would remain in effect.

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

	September 30, 2017			Remaining Recovery/
(in thousands)	Current	Long-Term	Total	Refund Period (months)
Regulatory Assets:
Prior Service Costs and Actuarial Losses on Pensions and Other Postretirement Benefits[1]	$6,444	$103,434	$109,878	see below
Conservation Improvement Program Costs and Incentives[2]	8,230	2,351	10,581	24
Deferred Marked-to-Market Losses[1]	4,063	3,420	7,483	39
Accumulated ARO Accretion/Depreciation Adjustment[1]	--	6,525	6,525	asset lives
MISO Schedule 26/26A Transmission Cost Recovery Rider True-up2	88	2,432	2,520	27
Big Stone II Unrecovered Project Costs – Minnesota[1]	658	1,597	2,255	43
Debt Reacquisition Premiums[1]	252	1,026	1,278	180
Recoverable Fuel and Purchased Power Costs[1]	885	--	885	12
Deferred Income Taxes[1]	--	833	833	asset lives
North Dakota Renewable Resource Rider Accrued Revenues[2]	189	585	774	18
Big Stone II Unrecovered Project Costs – South Dakota[2]	100	467	567	68
Minnesota Deferred Rate Case Expenses Subject to Recovery[1]	496	--	496	7
North Dakota Transmission Cost Recovery Rider Accrued Revenues[2]	142	--	142	3
South Dakota Transmission Cost Recovery Rider Accrued Revenues[2]	35	--	35	3
Total Regulatory Assets	$21,582	$122,670	$144,252
Regulatory Liabilities:
Accumulated Reserve for Estimated Removal Costs – Net of Salvage	$--	$82,485	$82,485	asset lives
Minnesota Transmission Cost Recovery Rider Accrued Refund	1,808	616	2,424	24
Minnesota Environmental Cost Recovery Rider Accrued Refund	1,722	--	1,722	12
North Dakota Transmission Cost Recovery Rider Accrued Refund	716	342	1,058	15
Deferred Income Taxes	--	720	720	asset lives
Revenue for Rate Case Expenses Subject to Refund – Minnesota	385	--	385	7
South Dakota Environmental Cost Recovery Rider Accrued Refund	252	--	252	12
South Dakota Transmission Cost Recovery Rider Accrued Refund	172	--	172	12
MISO Schedule 26/26A Transmission Cost Recovery Rider True-up	99	33	132	15
Other	6	85	91	195
North Dakota Environmental Cost Recovery Rider Accrued Refund	43	--	43	12
Total Regulatory Liabilities	$5,203	$84,281	$89,484
Net Regulatory Asset Position	$16,379	$38,389	$54,768

1Costs subject to recovery without a rate of return.

2Amount eligible for recovery under an alternative revenue program which includes an incentive or rate of return.

	December 31, 2016			Remaining Recovery/
(in thousands)	Current	Long-Term	Total	Refund Period (months)
Regulatory Assets:
Prior Service Costs and Actuarial Losses on Pensions and Other Postretirement Benefits[1]	$6,443	$108,267	$114,710	see below
Conservation Improvement Program Costs and Incentives[2]	4,836	5,158	9,994	21
Deferred Marked-to-Market Losses[1]	4,063	6,467	10,530	48
Accumulated ARO Accretion/Depreciation Adjustment[1]	--	6,153	6,153	asset lives
MISO Schedule 26/26A Transmission Cost Recovery Rider True-up2	333	--	333	12
Big Stone II Unrecovered Project Costs – Minnesota[1]	778	2,087	2,865	52
Debt Reacquisition Premiums[1]	325	1,214	1,539	189
Recoverable Fuel and Purchased Power Costs[1]	1,798	--	1,798	12
Deferred Income Taxes[1]	--	1,014	1,014	asset lives
North Dakota Renewable Resource Rider Accrued Revenues[2]	1,319	482	1,801	15
Big Stone II Unrecovered Project Costs – South Dakota[2]	100	543	643	77
Minnesota Deferred Rate Case Expenses Subject to Recovery[1]	1,082	--	1,082	12
North Dakota Transmission Cost Recovery Rider Accrued Revenues[2]	--	568	568	24
South Dakota Transmission Cost Recovery Rider Accrued Revenues[2]	73	141	214	14
North Dakota Environmental Cost Recovery Rider Accrued Revenues[2]	113	--	113	12
Minnesota Renewable Resource Rider Accrued Revenues[2]	34	--	34	9
Total Regulatory Assets	$21,297	$132,094	$153,391
Regulatory Liabilities:
Accumulated Reserve for Estimated Removal Costs – Net of Salvage	$--	$80,404	$80,404	asset lives
Minnesota Transmission Cost Recovery Rider Accrued Refund	757	--	757	12
Minnesota Environmental Cost Recovery Rider Accrued Refund	139	--	139	12
North Dakota Transmission Cost Recovery Rider Accrued Refund	1,381	782	2,163	24
Deferred Income Taxes	--	818	818	asset lives
Revenue for Rate Case Expenses Subject to Refund – Minnesota	711	208	919	16
South Dakota Environmental Cost Recovery Rider Accrued Refund	285	--	285	12
MISO Schedule 26/26A Transmission Cost Recovery Rider True-up	--	132	132	24
Other	21	89	110	204
Total Regulatory Liabilities	$3,294	$82,433	$85,727
Net Regulatory Asset Position	$18,003	$49,661	$67,664
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

All Deferred Marked-to-Market Losses recorded as of September 30, 2017 relate to forward purchases of energy scheduled for delivery through December 2020.

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

Debt Reacquisition Premiums are being recovered from OTP customers over the remaining original lives of the reacquired debt issues, the longest of which is 180 months.

The regulatory assets and liabilities related to Deferred Income Taxes result from changes in statutory tax rates accounted for in accordance with ASC Topic 740, Income Taxes.

North Dakota Renewable Resource Rider Accrued Revenues relate to qualifying renewable resource costs incurred to serve North Dakota customers that have not been billed to North Dakota customers as of September 30, 2017.

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

The North Dakota Transmission Cost Recovery Rider Accrued Revenues relate to revenues earned on qualifying transmission system facilities that have not been billed to North Dakota customers as of September 30, 2017.

The South Dakota Transmission Cost Recovery Rider Accrued Revenues relate to revenues earned on qualifying transmission system facilities that have not been billed to South Dakota customers as of September 30, 2017.

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

The Minnesota Transmission Cost Recovery Rider Accrued Refund relates to amounts collected for qualifying transmission system facilities and operating costs incurred to serve Minnesota customers that are refundable to Minnesota customers as of September 30, 2017.

The Minnesota Environmental Cost Recovery Rider Accrued Refund relates to amounts collected on the Minnesota share of OTP’s investment in the Big Stone Plant AQCS project that are refundable to Minnesota customers as of September 30, 2017.

The North Dakota Transmission Cost Recovery Rider Accrued Refund relates to amounts collected for qualifying transmission system facilities and operating costs incurred to serve North Dakota customers that are refundable to North Dakota customers as of September 30, 2017.

Revenue for Rate Case Expenses Subject to Refund – Minnesota relates to revenues collected under general rates to recover costs related to prior rate case proceedings in excess of the actual costs incurred, which are subject to refund over a 24-month period beginning with the establishment of interim rates in April 2016.

The South Dakota Environmental Cost Recovery Rider Accrued Refund relates to amounts collected on the South Dakota share of OTP’s investments in the Big Stone Plant AQCS and Hoot Lake Plant MATS projects that are refundable to South Dakota customers as of September 30, 2017.

The South Dakota Transmission Cost Recovery Rider Accrued Refund relates to amounts collected for qualifying transmission system facilities and operating costs incurred to serve South Dakota customers that are refundable to South Dakota customers as of September 30, 2017.

The North Dakota Environmental Cost Recovery Rider Accrued Refund relates to amounts collected on the North Dakota share of OTP’s investments in the Big Stone Plant AQCS and Hoot Lake Plant MATS projects that are refundable to North Dakota customers as of September 30, 2017.

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

5. Open Contract Positions Subject to Legally Enforceable Netting Arrangements

OTP has certain derivative contracts that are designated as normal purchases. Individual counterparty exposures for these contracts can be offset according to legally enforceable netting arrangements. The following table shows the current fair value of these forward contract positions subject to legally enforceable netting arrangements as of September 30, 2017 and December 31, 2016:

(in thousands)	September 30, 2017	December 31, 2016
Open Contract Gain Positions Subject to Legally Enforceable Netting Arrangements	$--	$--
Open Contract Loss Positions Subject to Legally Enforceable Netting Arrangements	(13,591)	(17,382)
Net Balance Subject to Legally Enforceable Netting Arrangements	$(13,591)	$(17,382)

The following table provides a breakdown of OTP’s credit risk standing on forward energy contracts in marked-to-market loss positions as of September 30, 2017 and December 31, 2016:

(in thousands)	September 30, 2017	December 31, 2016
Loss Contracts Covered by Deposited Funds or Letters of Credit	$--	$--
Contracts Requiring Cash Deposits if OTP’s Credit Falls Below Investment Grade[1]	13,591	17,382
Total Loss Contracts based on Current Market Values	$13,591	$17,382

[1]Certain OTP derivative energy contracts contain provisions that require an investment grade credit rating from each of the major credit rating agencies on OTP’s debt. If OTP’s debt ratings were to fall below investment grade, the counterparties to these forward energy contracts could request the immediate deposit of cash to cover contracts in net liability positions.

Contracts Requiring Cash Deposits if OTP’s Credit Falls Below Investment Grade	$13,591	$17,382
Offsetting Gains with Counterparties under Master Netting Agreements	--	--
Reporting Date Deposit Requirement if Credit Risk Feature Triggered	$13,591	$17,382

6. Reconciliation of Common Shareholders’ Equity, Common Shares and Earnings Per Share

Reconciliation of Common Shareholders’ Equity

(in thousands)	Par Value, Common Shares	Premium on Common Shares	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Common Equity
Balance, December 31, 2016	$196,741	$337,684	$139,479	$(3,800)	$670,104
Common Stock Issuances, Net of Expenses	1,285	3,684			4,969
Common Stock Retirements	(239)	(1,560)			(1,799)
Net Income			54,097		54,097
Other Comprehensive Income				341	341
Employee Stock Incentive Plans Expense		2,765			2,765
Common Dividends ($0.96 per share)			(37,958)		(37,958)
Balance, September 30, 2017	$197,787	$342,573	$155,618	$(3,459)	$692,519

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

Common Shares

Following is a reconciliation of the Company’s common shares outstanding from December 31, 2016 through September 30, 2017:

Common Shares Outstanding December 31, 2016	39,348,136
Issuances:
Executive Stock Performance Awards (2014 shares earned)	89,291
Automatic Dividend Reinvestment and Share Purchase Plan:
Dividends Reinvested	68,235
Cash Invested	29,463
Vesting of Restricted Stock Units	22,225
Restricted Stock Issued to Directors	17,600
Employee Stock Ownership Plan	14,835
Employee Stock Purchase Plan:
Dividends Reinvested	9,566
Cash Invested	5,284
Directors Deferred Compensation	560
Retirements:
Shares Withheld for Individual Income Tax Requirements	(47,704)
Common Shares Outstanding September 30, 2017	39,557,491

Earnings Per Share

The numerator used in the calculation of both basic and diluted earnings per common share is net income for the three- and nine-month periods ended September 30, 2017 and 2016. The denominator used in the calculation of basic earnings per common share is the weighted average number of common shares outstanding during the period excluding nonvested restricted shares granted to the Company’s directors and employees, which are considered contingently returnable and not outstanding for the purpose of calculating basic earnings per share. The denominator used in the calculation of diluted earnings per common share is derived by adjusting basic shares outstanding for the items listed in the following reconciliation:

	Three Months ended September 30		Nine Months ended September 30
	2017	2016	2017	2016
Weighted Average Common Shares Outstanding – Basic	39,507,581	38,832,659	39,440,416	38,316,324
Plus Outstanding Share Awards net of Share Reductions for Unrecognized Stock-Based Compensation Expense and Excess Tax Benefits:
Shares Expected to be Awarded for Stock Performance Awards Granted to Executive Officers based on Measurement Period-to-Date Performance	211,996	103,084	195,869	80,450
Underlying Shares Related to Nonvested Restricted Stock Units Granted to Employees	55,975	48,645	54,645	42,620
Nonvested Restricted Shares	16,982	18,029	18,923	14,556
Shares Expected to be Issued Under the Deferred Compensation Program for Directors	2,832	3,289	3,009	3,451
Total Dilutive Shares	287,785	173,047	272,446	141,077
Weighted Average Common Shares Outstanding – Diluted	39,795,366	39,005,706	39,712,862	38,457,401

The effect of dilutive shares on earnings per share for the three- and nine-month periods ended September 30, 2017 and 2016, resulted in no differences greater than $0.01 between basic and diluted earnings per share in total or from continuing or discontinued operations in either period.

7. Share-Based Payments

Stock Incentive Awards

The following stock incentive awards were granted under the 2014 Stock Incentive Plan during the nine-month period ended September 30, 2017:

Award	Grant-Date	Shares/Units Granted	Weighted Average Grant-Date Fair Value per Award	Vesting
Stock Performance Awards Granted to Executive Officers	February 2, 2017	59,500	$31.00	December 31, 2019
Restricted Stock Units Granted to Executive Officers	February 2, 2017	15,900	$37.65	25% per year through February 6, 2021
Restricted Stock Units Granted to Key Employees	April 10, 2017	9,995	$32.78	100% on April 8, 2021
	September 25, 2017	1,000	$38.29	100% on April 8, 2021
Restricted Stock Granted to Nonemployee Directors	April 10, 2017	17,600	$37.75	25% per year through April 8, 2021

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

The vesting of restricted stock units is accelerated in the event of a change in control, disability, death or retirement, subject to proration in certain cases. All restricted stock units granted to executive officers are eligible to receive dividend equivalent payments on all unvested awards over the awards respective vesting periods, subject to forfeiture under the terms of the restricted stock unit award agreements. The grant-date fair value of each restricted stock unit granted to an executive officer was the average of the high and low market price of one share of the Company’s common stock on the date of grant. The grant-date fair value of each restricted stock unit granted to a key employee that is not an executive officer was based on the average of the high and low market price of one share of the Company’s common stock on the date of grant, discounted for the value of the dividend exclusion on those restricted stock units over the respective vesting periods.

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

As of September 30, 2017 the remaining unrecognized compensation expense related to outstanding, unvested stock-based compensation was approximately $4.9 million (before income taxes) which will be amortized over a weighted-average period of 2.2 years.

Amounts of compensation expense recognized under the Company’s six stock-based payment programs for the three- and nine-month periods ended September 30, 2017 and 2016 are presented in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Stock Performance Awards Granted to Executive Officers	$494	$455	$1,568	$1,296
Restricted Stock Units Granted to Executive Officers	104	64	472	373
Restricted Stock Granted to Executive Officers	16	22	54	73
Restricted Stock Granted to Nonemployee Directors	144	128	416	363
Restricted Stock Units Granted to Key Employees	87	62	255	207
Employee Stock Purchase Plan (15% discount)	--	47	--	135
Totals	$845	$778	$2,765	$2,447

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

Both the Company and OTP debt agreements contain restrictions on the payment of cash dividends upon a default or event of default. An event of default would be considered to have occurred if the Company did not meet certain financial covenants. As of September 30, 2017 the Company was in compliance with these financial covenants. See note 10 to the Company’s consolidated financial statements on Form 10-K for the year ended December 31, 2016 for further information on the covenants.

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

The MPUC indirectly limits the amount of dividends OTP can pay to the Company by requiring an equity-to-total-capitalization ratio between 47.4% and 58.0% based on OTP’s 2017 capital structure petition approved by order of the MPUC on September 1, 2017. As of September 30, 2017 OTP’s equity-to-total-capitalization ratio including short-term debt was 51.8% and its net assets restricted from distribution totaled approximately $462,000,000. Total capitalization for OTP cannot currently exceed $1,178,024,000.

9. Commitments and Contingencies

Construction and Other Purchase Commitments

At December 31, 2016 OTP had commitments under contracts extending into 2019, including its share of construction program commitments, totaling approximately $84.8 million. At September 30, 2017 OTP had commitments under contracts extending into 2019, including its share of construction program commitments, totaling approximately $82.6 million.

Electric Utility Capacity and Energy Requirements and Coal and Delivery Contracts

OTP has commitments for the purchase of capacity and energy requirements under agreements extending into 2040. OTP has contracts providing for the purchase and delivery of a significant portion of its current coal requirements. OTP’s current coal purchase agreements for Big Stone Plant and Coyote Station expire at the end of 2019 and 2040, respectively. In the first quarter of 2017 a portion of the coal supply for Big Stone Plant contracted for delivery in 2016 was rolled into 2018 and some additional coal was contracted for delivery in 2018 and 2019. These arrangements result in an additional commitment for the purchase of coal in 2018 and 2019 totaling approximately $3.0 million. OTP has an agreement with Cloud Peak Energy Resources LLC for the purchase of subbituminous coal for Hoot Lake Plant through December 31, 2023. OTP has no fixed minimum purchase requirements under the agreement, but all of Hoot Lake Plant’s coal requirements for the period covered must be purchased under this agreement.

Operating Leases

OTP has obligations to make future operating lease payments primarily related to land leases and coal rail-car leases. The Company’s nonelectric companies have obligations to make future operating lease payments primarily related to leases of buildings and manufacturing equipment.

Contingencies

OTP had a $2.7 million refund liability on its balance sheet as of December 31, 2016 representing its best estimate of the refund obligations that would arise, net of amounts that would be subject to recovery under state jurisdictional TCR riders, based on the likelihood of FERC reducing the ROE component of the MISO Tariff and ordering MISO to refund amounts charged in excess of the lower rate. In the February and June 2017 MISO billings, MISO processed the refund of the FERC-ordered reduction in the MISO tariff allowed ROE for the first 15-month refund period. The refund, in combination with a decision in the 2016 Minnesota general rate case that affected the Minnesota TCR rider, resulted in a reduction in OTP’s accrued MISO tariff ROE refund liability from $2.7 million as of December 31, 2016 to $1.6 million as of September 30, 2017.

Together with as many as 200 utilities, generators and power marketers, OTP participated in proceedings before the FERC regarding the calculation, assessment and implementation of MISO Revenue Sufficiency Guarantee (RSG) charges for entities participating in the MISO wholesale energy market since that market’s start on April 1, 2005 until the conclusion of the proceedings on May 2, 2015. The proceedings fundamentally concerned MISO’s application of its MISO RSG rate on file with the FERC to market participants, revisions to the RSG rate based on several FERC orders, and the FERC’s decision to not resettle the markets based on MISO application of the RSG rate to market participants. Several of the FERC’s orders are on review in a set of consolidated cases before the D.C. Circuit. The consolidated petitions at the D.C. Circuit involve multiple petitioners and intervenors. OTP is an intervenor in these cases. The D.C. Circuit has set a briefing schedule with final briefs due in January 2018. MISO has not made available past billing or resettlement data necessary for determining amounts that might be payable if the FERC’s decisions are reversed. Therefore, the Company cannot estimate OTP’s exposure at this time from a final order reversing the relevant FERC orders, which could have a material effect on the Company’s results of operations.

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

In 2014 the Environmental Protection Agency (EPA) published both proposed standards of performance for carbon dioxide (CO2) emissions from new, reconstructed and modified fossil fuel-fired power plants (New Source Performance Standards), and proposed CO2 emission guidelines for existing fossil fuel-fired power plants (the Clean Power Plan) under section 111 of the Clean Air Act. The EPA published final rules for each of these proposals on October 23, 2015. Both rules were challenged on legal grounds. On February 9, 2016 the U.S. Supreme Court granted a stay of the Clean Power Plan, pending disposition of petitions for review in the D.C. Circuit. The D.C. Circuit heard oral argument on challenges to the Clean Power Plan on September 27, 2016 before the full court, and a decision was expected in the first half of 2017. However, pursuant to Executive Order 13783, Promoting Energy Independence and Economic Growth, the EPA was directed to consider suspending, revising or rescinding the CO2 rules discussed above. Thereafter, the EPA issued notices in the Federal Register of its intent to review these rules pursuant to the Executive Order, and it filed motions to stay the pending litigation. The D.C. Circuit subsequently issued orders holding in abeyance the appeals of both the New Source Performance Standards and the Clean Power Plan, pending EPA review. On October 16, 2017 the EPA published a proposed rule to rescind the Clean Power Plan. Therefore, there is uncertainty regarding the future of both rules.

Other

The Company is a party to litigation and regulatory enforcement matters arising in the normal course of business. The Company regularly analyzes current information and, as necessary, provides accruals for liabilities that are probable of occurring and that can be reasonably estimated. The Company believes the effect on its consolidated results of operations, financial position and cash flows, if any, for the disposition of all matters pending as of September 30, 2017 will not be material.

10. Short-Term and Long-Term Borrowings

The following table presents the status of our lines of credit as of September 30, 2017 and December 31, 2016:

(in thousands)	Line Limit	In Use on September 30, 2017	Restricted due to Outstanding Letters of Credit	Available on September 30, 2017	Available on December 31, 2016
Otter Tail Corporation Credit Agreement	$130,000	$1,417	$--	$128,583	$130,000
OTP Credit Agreement	170,000	102,220	300	67,480	127,067
Total	$300,000	$103,637	$300	$196,063	$257,067

On October 31, 2017 both credit agreements were amended to extend the expiration dates by one year from October 29, 2021 to October 31, 2022.

Debt Retirements

On February 5, 2016 the Company borrowed $50 million under a Term Loan Agreement at an interest rate based on the 30 day LIBOR plus 90 basis points. The Company repaid $35.0 million of the $50 million in the fourth quarter of 2016 and made additional repayments of $3.0 million in January 2017, $3.0 million in June 2017 and $9.0 million on August 7, 2017. As of September 30, 2017 the Company had no borrowings under the Term Loan Agreement.

On August 21, 2017 OTP used borrowings under the OTP Credit Agreement to retire its $33 million 5.95%, Series A Senior Unsecured Notes, which matured on August 20, 2017.

The following tables provide a breakdown of the assignment of the Company’s consolidated short-term and long-term debt outstanding as of September 30, 2017 and December 31, 2016:

September 30, 2017 (in thousands)	OTP	Otter Tail Corporation	Otter Tail Corporation Consolidated
Short-Term Debt	$102,220	$1,417	$103,637
Long-Term Debt:
Term Loan, LIBOR plus 0.90%, due February 5, 2018		$--	$--
3.55% Guaranteed Senior Notes, due December 15, 2026		80,000	80,000
Senior Unsecured Notes 4.63%, due December 1, 2021	$140,000		140,000
Senior Unsecured Notes 6.15%, Series B, due August 20, 2022	30,000		30,000
Senior Unsecured Notes 6.37%, Series C, due August 20, 2027	42,000		42,000
Senior Unsecured Notes 4.68%, Series A, due February 27, 2029	60,000		60,000
Senior Unsecured Notes 6.47%, Series D, due August 20, 2037	50,000		50,000
Senior Unsecured Notes 5.47%, Series B, due February 27, 2044	90,000		90,000
North Dakota Development Note, 3.95%, due April 1, 2018		47	47
Partnership in Assisting Community Expansion (PACE) Note, 2.54%, due March 18, 2021		723	723
Total	$412,000	$80,770	$492,770
Less: Current Maturities net of Unamortized Debt Issuance Costs	--	197	197
Unamortized Long-Term Debt Issuance Costs	1,687	480	2,167
Total Long-Term Debt net of Unamortized Debt Issuance Costs	$410,313	$80,093	$490,406
Total Short-Term and Long-Term Debt (with current maturities)	$512,533	$81,707	$594,240

December 31, 2016 (in thousands)	OTP	Otter Tail Corporation	Otter Tail Corporation Consolidated
Short-Term Debt	$42,883	$--	$42,883
Long-Term Debt:
Term Loan, LIBOR plus 0.90%, due February 5, 2018		$15,000	$15,000
3.55% Guaranteed Senior Notes, due December 15, 2026		80,000	80,000
Senior Unsecured Notes 5.95%, Series A, due August 20, 2017	$33,000		33,000
Senior Unsecured Notes 4.63%, due December 1, 2021	140,000		140,000
Senior Unsecured Notes 6.15%, Series B, due August 20, 2022	30,000		30,000
Senior Unsecured Notes 6.37%, Series C, due August 20, 2027	42,000		42,000
Senior Unsecured Notes 4.68%, Series A, due February 27, 2029	60,000		60,000
Senior Unsecured Notes 6.47%, Series D, due August 20, 2037	50,000		50,000
Senior Unsecured Notes 5.47%, Series B, due February 27, 2044	90,000		90,000
North Dakota Development Note, 3.95%, due April 1, 2018		106	106
PACE Note, 2.54%, due March 18, 2021		836	836
Total	$445,000	$95,942	$540,942
Less: Current Maturities net of Unamortized Debt Issuance Costs	32,970	231	33,201
Unamortized Long-Term Debt Issuance Costs	1,861	539	2,400
Total Long-Term Debt net of Unamortized Debt Issuance Costs	$410,169	$95,172	$505,341
Total Short-Term and Long-Term Debt (with current maturities)	$486,022	$95,403	$581,425

11. Pension Plan and Other Postretirement Benefits

Pension Plan—Components of net periodic pension benefit cost of the Company's noncontributory funded pension plan are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Service Cost—Benefit Earned During the Period	$1,407	$1,376	$4,221	$4,139
Interest Cost on Projected Benefit Obligation	3,534	3,603	10,604	10,646
Expected Return on Assets	(4,807)	(4,857)	(14,421)	(14,590)
Amortization of Prior-Service Cost:
From Regulatory Asset	30	48	89	142
From Other Comprehensive Income[1]	1	1	3	3
Amortization of Net Actuarial Loss:
From Regulatory Asset	1,273	1,411	3,818	3,865
From Other Comprehensive Income[1]	31	32	94	95
Net Periodic Pension Cost	$1,469	$1,614	$4,408	$4,300

1Corporate cost included in Other Nonelectric Expenses.

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

Executive Survivor and Supplemental Retirement Plan—Components of net periodic pension benefit cost of the Company’s unfunded, nonqualified benefit plan for executive officers and certain key management employees are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Service Cost—Benefit Earned During the Period	$73	$63	$218	$189
Interest Cost on Projected Benefit Obligation	421	417	1,264	1,251
Amortization of Prior-Service Cost:
From Regulatory Asset	4	4	12	12
From Other Comprehensive Income[1]	10	9	29	28
Amortization of Net Actuarial Loss:
From Regulatory Asset	70	74	213	220
From Other Comprehensive Income[2]	110	111	330	334
Net Periodic Pension Cost	$688	$678	$2,066	$2,034
[1]Amortization of Prior Service Costs from Other Comprehensive Income Charged to:
Electric Operation and Maintenance Expenses	$4	$3	$12	$11
Other Nonelectric Expenses	6	6	17	17
[2]Amortization of Net Actuarial Loss from Other Comprehensive Income Charged to:
Electric Operation and Maintenance Expenses	$67	$68	$199	$204
Other Nonelectric Expenses	43	43	131	130

Postretirement Benefits—Components of net periodic postretirement benefit cost for health insurance and life insurance benefits for retired OTP and corporate employees, net of the effect of Medicare Part D Subsidy:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Service Cost—Benefit Earned During the Period	$357	$365	$1,069	$976
Interest Cost on Projected Benefit Obligation	678	794	2,034	1,877
Amortization of Prior-Service Cost:
From Regulatory Asset	--	34	--	100
From Other Comprehensive Income[1]	--	1	--	3
Amortization of Net Actuarial Loss:
From Regulatory Asset	233	284	699	284
From Other Comprehensive Income[1]	5	7	17	7
Net Periodic Postretirement Benefit Cost	$1,273	$1,485	$3,819	$3,247
Effect of Medicare Part D Subsidy	$(141)	$(177)	$(421)	$(692)
[1]Corporate cost included in Other Nonelectric Expenses.

12. Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash Equivalents—The carrying amount approximates fair value because of the short-term maturity of those instruments.

Short-Term Debt—The carrying amount approximates fair value because the debt obligations are short-term and the balances outstanding as of September 30, 2017 and December 31, 2016 related to the Otter Tail Corporation Credit Agreement and the OTP Credit Agreement were subject to variable interest rates of LIBOR plus 1.75% and LIBOR plus 1.25%, respectively, which approximate market rates.

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

	September 30, 2017		December 31, 2016
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and Cash Equivalents	826	826	--	--
Short-Term Debt	(103,637)	(103,637)	(42,883)	(42,883)
Long-Term Debt including Current Maturities	(490,603)	(543,870)	(538,542)	(583,835)

14. Income Tax Expense – Continuing Operations

The following table provides a reconciliation of income tax expense calculated at the net composite federal and state statutory rate on income from continuing operations before income taxes and income tax expense for continuing operations reported on the Company’s consolidated statements of income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Income Before Income Taxes – Continuing Operations	$24,808	$19,757	$73,314	$60,378
Tax Computed at Company’s Net Composite Federal and State Statutory Rate (39%)	9,675	7,705	28,592	23,547
Increases (Decreases) in Tax from:
Federal Production Tax Credits	(1,349)	(1,423)	(5,411)	(4,994)
Section 199 Domestic Production Activities Deduction	(330)	(9)	(990)	(207)
Excess Tax Deduction – 2014 Performance Share Awards	--	--	(697)	--
North Dakota Wind Tax Credit Amortization – Net of Federal Taxes	(212)	(212)	(637)	(637)
Corporate-Owned Life Insurance	(118)	(92)	(620)	(664)
Employee Stock Ownership Plan Dividend Deduction	(172)	(157)	(517)	(472)
R&D Tax Credits	(148)	(223)	(454)	(445)
Investment Tax Credits	(41)	(87)	(122)	(262)
Other Items – Net	(270)	(339)	151	(128)
Income Tax Expense – Continuing Operations	$7,035	$5,163	$19,295	$15,738
Effective Income Tax Rate – Continuing Operations	28.4%	26.1%	26.3%	26.1%

The following table summarizes the activity related to our unrecognized tax benefits:

(in thousands)	2017	2016
Balance on January 1	$891	$468
Increases Related to Tax Positions for Prior Years	28	40
Increases Related to Tax Positions for Current Year	220	26
Uncertain Positions Resolved During Year	(206)	(97)
Balance on September 30	$933	$437

The balance of unrecognized tax benefits as of September 30, 2017 would reduce the Company’s effective tax rate if recognized. The total amount of unrecognized tax benefits as of September 30, 2017 is not expected to change significantly within the next 12 months. The Company classifies interest and penalties on tax uncertainties as components of the provision for income taxes in its consolidated statement of income. There was no amount accrued for interest on tax uncertainties as of September 30, 2017.

The Company and its subsidiaries file a consolidated U.S. federal income tax return and various state income tax returns. As of September 30, 2017, with limited exceptions, the Company is no longer subject to examinations by taxing authorities for tax years prior to 2014 for federal and North Dakota state income taxes and prior to 2013 for Minnesota state income taxes.

16. Discontinued Operations

Included in discontinued operations are activities related to the Company’s former wind tower manufacturing, dock and boatlift and construction companies. Included in liabilities of discontinued operations are warranty reserves. Details regarding the warranty reserves follow:

(in thousands)	2017	2016
Warranty Reserve Balance, January 1	$1,369	$2,103
Additional Provision for Warranties Made During the Year	--	--
Settlements Made During the Year	(112)	(24)
Decrease in Warranty Estimates for Prior Years	(400)	(530)
Warranty Reserve Balance, September 30	$857	$1,549

The warranty reserve balances as of September 30, 2017 relate to products produced by the Company’s former wind tower and dock and boatlift manufacturing companies. Certain products sold by the companies carried fifteen year warranties. Although the assets of these companies have been sold and their operating results are reported under discontinued operations in the Company’s consolidated statements of income, the Company retains responsibility for warranty claims related to the products they produced prior to the sales of these companies.

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

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Following is an analysis of the operating results of Otter Tail Corporation (the Company, we, us and our) by business segment for the three and nine months ended September 30, 2017 and 2016, followed by a discussion of changes in our consolidated financial position during the nine months ended September 30, 2017 and our business outlook for the remainder of 2017.

Comparison of the Three Months Ended September 30, 2017 and 2016

Consolidated operating revenues were $216.5 million for the three months ended September 30, 2017 compared with $197.2 million for the three months ended September 30, 2016. Operating income was $31.6 million for the three months ended September 30, 2017 compared with $27.3 million for the three months ended September 30, 2016. The Company recorded diluted earnings per share from continuing operations of $0.45 for the three months ended September 30, 2017 compared with $0.37 for the three months ended September 30, 2016, and total diluted earnings per share of $0.45 for the three months ended September 30, 2017 compared with $0.37 for the three months ended September 30, 2016.

Amounts presented in the segment tables that follow for operating revenues, cost of products sold and other nonelectric operating expenses for the three month periods ended September 30, 2017 and 2016 will not agree with amounts presented in the consolidated statements of income due to the elimination of intersegment transactions. The amounts of intersegment eliminations by income statement line item are listed below:

Intersegment Eliminations (in thousands)	September 30, 2017	September 30, 2016
Operating Revenues:
Electric	$5	$11
Nonelectric	--	--
Costs of Products Sold	8	--
Other Nonelectric Expenses	(3)	11

Electric

	Three Months Ended
	September 30,			%
(in thousands)	2017	2016	Change	Change
Retail Sales Revenues	$88,953	$87,755	$1,198	1.4
Wholesale Revenues – Company Generation	1,549	1,656	(107)	(6.5)
Other Revenues	12,897	13,312	(415)	(3.1)
Total Operating Revenues	$103,399	$102,723	$676	0.7
Production Fuel	16,096	14,789	1,307	8.8
Purchased Power – System Use	13,371	11,473	1,898	16.5
Other Operation and Maintenance Expenses	36,570	36,207	363	1.0
Depreciation and Amortization	13,157	13,408	(251)	(1.9)
Property Taxes	3,721	3,506	215	6.1
Operating Income	$20,484	$23,340	$(2,856)	(12.2)
Electric kilowatt-hour (kwh) Sales (in thousands)
Retail kwh Sales	1,060,858	1,095,236	(34,378)	(3.1)
Wholesale kwh Sales – Company Generation	57,400	61,244	(3,844)	(6.3)
Heating Degree Days	37	23	14	(60.9)
Cooling Degree Days	284	317	(33)	(10.4)

The following table shows cooling degree days as a percent of normal:

	Three Months ended September 30,
	2017	2016
Cooling Degree Days	80.2%	89.5%

The following table summarizes the estimated effect on diluted earnings per share of the difference in retail kwh sales under actual weather conditions and expected retail kwh sales under normal weather conditions in the third quarters of 2017 and 2016 and between the quarters:

	Three Months ended September 30,
	2017 vs Normal	2016 vs Normal	2017 vs 2016
Effect on Diluted Earnings Per Share	$(0.014)	$(0.008)	$(0.006)

The $1.2 million increase in retail electric revenue includes:

●

A $3.3 million increase in retail revenue related to the recovery of increased fuel and purchased power costs due to a 43.2% increase in kwhs purchased and a 12.8% increase in fuel costs per kwh generated to serve retail customers, partially offset by an 18.6% decrease in the price per kwh purchased.

●	A $0.3 million increase in revenue related to the recovery of increased Conservation Improvement Program (CIP) costs.

offset by:

●

A $1.4 million net decrease in interim rate revenues, Environmental Costs Recovery (ECR) rider revenues and Transmission Cost Recovery (TCR) rider revenues. This is mainly due to a true up for the lower return on equity (ROE) and other components granted by the Minnesota Public Utilities Commission in its final order in Otter Tail Power Company’s (OTP's) 2016 Minnesota general rate case and for items included in OTP’s final compliance filing, filed during the third quarter of 2017.

●	A $0.6 million decrease in revenue related to a 3.1% decrease in retail kwh sales, mostly to industrial customers.

●	A $0.4 million decrease in revenues due to lower electricity usage due to the 10.4% decrease in cooling degree days between the quarters.

Other electric revenues decreased as a result of a $0.4 million decrease in integrated transmission service revenues.

Production fuel costs increased $1.3 million as a result of a 10.1% increase in the cost of fuel per kwh generated from our steam-powered and combustion turbine generators. The increase in fuel costs and the cost of fuel per kwh generated was due to an increase in kwhs generated from OTP’s higher-fuel-cost Hoot Lake Plant and an increase in the fuel cost per kwh generated at Coyote Station.

The cost of purchased power to serve retail customers increased $1.9 million as a result of a 43.2% increase in kwhs purchased, offset by an 18.6% decrease in the cost per kwh purchased.

The $0.4 million increase in other electric operation and maintenance expenses includes:

●	A $0.9 million increase in labor and benefit expenses mostly related to higher medical expenses and increased post-retirement medical benefit costs.

●	A $0.3 million increase in CIP expenditures.

●	A $0.2 million increase in software licensing and subscription expenses.

offset by:

●

A $1.0 million reduction in storm damage repair expenses compared to the third quarter of 2016, mostly associated with excessive storm damage from a large storm in July 2016 in the Bemidji service area.

Depreciation and amortization expense decreased $0.3 million as a result of extending the depreciable lives of certain assets and other assets reaching the end of their depreciable lives in 2016.

Property tax expense increased $0.2 million mainly due to transmission line additions in South Dakota related to the construction of the Big Stone South-Ellendale and Big Stone South-Brookings 345 kV transmission lines.

Manufacturing

	Three Months Ended
	September 30,			%
(in thousands)	2017	2016	Change	Change
Operating Revenues	$54,355	$52,171	$2,184	4.2
Cost of Products Sold	41,638	40,616	1,022	2.5
Operating Expenses	6,161	5,246	915	17.4
Depreciation and Amortization	3,780	3,927	(147)	(3.7)
Operating Income	$2,776	$2,382	$394	16.5

The $2.2 million increase in revenues in our Manufacturing segment includes the following:

●

Revenues at BTD Manufacturing, Inc. (BTD), our custom metal fabricator, increased $1.4 million as a result of increased product sales from BTD’s Illinois and Georgia manufacturing facilities and an increase in scrap revenues due to increased volume and higher scrap-metal prices.

●

Revenues at T.O. Plastics, Inc. (T.O. Plastics), our manufacturer of thermoformed plastic and horticultural products, increased $0.8 million, including increases of $0.5 million from sales of life science products and $0.2 million from sales of industrial products.

The $1.0 million increase in cost of products sold in our Manufacturing segment includes the following:

●	Cost of products sold at BTD increased $0.4 million due to the increase in sales.

●	Cost of products sold at T.O. Plastics increased $0.6 million due to the increase in sales.

At BTD, operating expenses increased $0.7 million. T.O. Plastics operating expenses increased $0.1 million.

Depreciation and amortization expense decreased $0.1 million at BTD as a result of certain assets becoming fully amortized.

Plastics

	Three Months Ended
	September 30,			%
(in thousands)	2017	2016	Change	Change
Operating Revenues	$58,708	$42,292	$16,416	38.8
Cost of Products Sold	44,600	34,789	9,811	28.2
Operating Expenses	3,083	2,346	737	31.4
Depreciation and Amortization	976	970	6	(0.6)
Operating Income	$10,049	$4,187	$5,862	140.0

Plastics segment revenues increased $16.4 million as a result of a 22.9% increase in pounds of polyvinyl chloride (PVC) pipe sold and a 13.0% increase in PVC pipe prices between the quarters. This was a result of higher customer demand in general, but also due to customer anticipation of raw material and product supply shortages related to the August 2017 hurricanes that affected the Gulf Coast region of the United States where the major U.S. resin production plants are located. The increase in revenue more than offset the $9.8 million increase in cost of products sold due to the increased sales volumes and a 4.4% increase in the cost per pound of PVC pipe sold. Operating expenses increased due to increased incentives and commissions directly related to the increase in pipe sales. Hurricane Harvey had a significant impact on market conditions for September. Major resin suppliers shut down production facilities which impacted raw material availability. This created concerns of pipe availability by distributors and contractors which resulted in accelerated pipe demand and created positive sales price pressure in the market. The estimated impact of this event on third quarter 2017 results is $2.8 million in operating income and $1.7 million or $0.04 per diluted share in earnings. Even though Hurricane Harvey impacted raw material availability, we had sufficient raw materials in September to run our plants and meet the additional demand.

Corporate

Corporate includes items such as corporate staff and overhead costs, the results of our captive insurance company and other items excluded from the measurement of operating segment performance. Corporate is not an operating segment. Rather it is added to operating segment totals to reconcile to totals on our consolidated statements of income.

	Three Months Ended
	September 30,			%
(in thousands)	2017	2016	Change	Change
Operating Expenses	$1,686	$2,616	$(930)	(35.6)
Depreciation and Amortization	14	9	5	55.6

Corporate operating expenses decreased $0.9 million, mainly as a result of decreases in salary, benefit and insurance costs and equipment repair expenses.

Interest Charges

The $0.6 million decrease in interest charges in the three months ended September 30, 2017 compared with the three months ended September 30, 2016 is related to lower cost debt resulting from the issuance of $80.0 million of our 3.55% Guaranteed Senior Notes and the retirement of our remaining $52.3 million outstanding 9.000% Notes in December 2016 and OTP’s $33.0 million outstanding 5.95%, Series A Senior Unsecured Notes at maturity on August 20, 2017. The average level of debt outstanding between the quarters was essentially unchanged.

Income Taxes – Continuing Operations

Income tax expense - continuing operations increased $1.9 million in the three months ended September 30, 2017 compared with the three months ended September 30, 2016 mainly as a result of a $5.1 million increase in income from continuing operations before income taxes. The following table provides a reconciliation of income tax expense calculated at our net composite federal and state statutory rate on income from continuing operations before income taxes and income tax expense for continuing operations reported on our consolidated statements of income for the three month periods ended September 30, 2017 and 2016:

(in thousands)	2017	2016
Income Before Income Taxes – Continuing Operations	$24,808	$19,757
Tax Computed at Company’s Net Composite Federal and State Statutory Rate (39%)	9,675	7,705
Increases (Decreases) in Tax from:
Federal Production Tax Credits (PTCs)	(1,349)	(1,423)
Section 199 Domestic Production Activities Deduction	(330)	(9)
North Dakota Wind Tax Credit Amortization – Net of Federal Taxes	(212)	(212)
Employee Stock Ownership Plan Dividend Deduction	(172)	(157)
R&D Tax Credits	(148)	(223)
Corporate-Owned Life Insurance	(118)	(92)
Allowance for Funds Used During Construction - Equity	(92)	(51)
Investment Tax Credits	(41)	(87)
Other Items – Net	(178)	(288)
Income Tax Expense – Continuing Operations	$7,035	$5,163
Effective Income Tax Rate – Continuing Operations	28.4%	26.1%

Federal PTCs are recognized as wind energy is generated based on a per kwh rate prescribed in applicable federal statutes. North Dakota wind energy credits are based on dollars invested in qualifying facilities and are being recognized on a straight-line basis over 25 years.

Comparison of the Nine Months Ended September 30, 2017 and 2016

Consolidated operating revenues were $642.7 million for the nine months ended September 30, 2017 compared with $606.9 million for the nine months ended September 30, 2016. Operating income was $94.0 million for the nine months ended September 30, 2017 compared with $81.9 million for the nine months ended September 30, 2016. The Company recorded diluted earnings per share from continuing operations of $1.36 for the nine months ended September 30, 2017 compared with $1.16 for the nine months ended September 30, 2016, and total diluted earnings per share of $1.36 for the nine months ended September 30, 2017 compared with $1.17 for the nine months ended September 30, 2016.

Amounts presented in the segment tables that follow for operating revenues, cost of products sold and other nonelectric operating expenses for the nine month periods ended September 30, 2017 and 2016 will not agree with amounts presented in the consolidated statements of income due to the elimination of intersegment transactions. The amounts of intersegment eliminations by income statement line item are listed below:

Intersegment Eliminations (in thousands)	September 30, 2017	September 30, 2016
Operating Revenues:
Electric	$18	$27
Nonelectric	--	--
Costs of Products Sold	11	--
Other Nonelectric Expenses	7	27

Electric

	Nine Months Ended
	September 30,			%
(in thousands)	2017	2016	Change	Change
Retail Sales Revenues	$280,423	$274,395	$6,028	2.2
Wholesale Revenues – Company Generation	3,600	3,426	174	5.1
Other Revenues	40,163	35,821	4,342	12.1
Total Operating Revenues	$324,186	$313,642	$10,544	3.4
Production Fuel	44,955	40,479	4,476	11.1
Purchased Power – System Use	48,935	43,486	5,449	12.5
Other Operation and Maintenance Expenses	112,799	115,206	(2,407)	(2.1)
Depreciation and Amortization	39,317	40,323	(1,006)	(2.5)
Property Taxes	11,228	10,774	454	4.2
Operating Income	$66,952	$63,374	$3,578	5.6
Electric kwh Sales (in thousands)
Retail kwh Sales	3,524,468	3,517,153	7,315	0.2
Wholesale kwh Sales – Company Generation	141,642	141,817	(175)	(0.1)
Heating Degree Days	3,539	3,277	262	8.0
Cooling Degree Days	380	450	(70)	(15.6)

The following table shows heating and cooling degree days as a percent of normal:

	Nine Months ended September 30,
	2017	2016
Heating Degree Days	88.7%	82.1%
Cooling Degree Days	82.4%	97.6%

The following table summarizes the estimated effect on diluted earnings per share of the difference in retail kwh sales under actual weather conditions and expected retail kwh sales under normal weather conditions in the first nine months of 2017 and 2016 and between the periods:

	Nine Months ended September 30,
	2017 vs Normal	2016 vs Normal	2017 vs 2016
Effect on Diluted Earnings Per Share	$(0.043)	$(0.050)	$0.007

The $6.0 million increase in retail electric revenue includes:

●

A $9.7 million increase in retail revenue related to the recovery of increased fuel and purchased power costs due to a 7.7% increase in fuel costs per kwh generated and a 6.4% increase in the price per kwh purchased to serve retail customers.

●

A $2.5 million increase in retail revenue (net of a $2.3 million increase in the refund accrual) related to an interim rate increase implemented in April 2016 in conjunction with OTP's 2016 general rate increase request in Minnesota.

●

A $0.4 million increase in revenues mainly related to increased consumption due to colder weather in the first nine months of 2017, evidenced by a 8.0% increase in heating degree days between the periods.

offset by:

●

A $3.3 million decrease in ECR rider revenue mainly due to a decrease in the unrecovered balance of environmental upgrades due to depreciation and also due to a reduction in the allowed ROE component of the Minnesota ECR related to the lower ROE granted in OTP's 2016 Minnesota general rate case.

●

A $1.3 million decrease in Minnesota TCR rider revenues due to an increase in MISO tariff revenues subject to refund through the rider and a reduction in the allowed ROE component of the Minnesota TCR related to the lower ROE granted in OTP's 2016 Minnesota general rate case.

●	A $0.9 million decrease in Minnesota CIP incentive revenues due to a reduction in the incentive rate in 2017.

●	A $0.8 million negative price variance related to increased sales of electricity to customers receiving service under lower tariff rates.

●	A $0.3 million decrease in North Dakota Renewable Resource Adjustment rider revenues mainly due to increasing PTCs applied against the rider revenue requirement.

The $4.3 million increase in other electric revenues includes a $3.5 million increase in transmission tariff revenues related to increased investment in regional transmission lines and a $0.7 million increase in interconnection revenues related to another generator's new wind project that began generating electricity in November 2016.

Production fuel costs increased $4.5 million as a result of a 4.0% increase in kwhs generated combined with a 6.8% increase in the cost of fuel per kwh generated from our steam-powered and combustion turbine generators. The increase in generation was mainly at Coyote Station, which was down for maintenance for 10 weeks during the first nine months of 2016 compared to being down for maintenance for just two weeks in August of 2017. The increase in fuel costs per kwh of generation was mainly at Coyote Station, which began taking coal under a new supply agreement in May 2016, but also due to an 11.3% increase in generation from OTP’s higher-fuel-cost Hoot Lake Plant.

The cost of purchased power to serve retail customers increased $5.4 million as a result a 5.7% increase in kwhs purchased, and a 6.4% increase in the cost per kwh purchased due to higher market prices and increased prices for energy purchases under a long-term contract.

Other electric operation and maintenance expenses decreased $2.4 million as a result of:

●	A $2.0 million reduction in external service costs due to a decrease in costs related to the Coyote Creek Coal Mine tie-in project completed in the second quarter of 2016.

●

A $1.8 million decrease in Midcontinent Independent System Operator, Inc. (MISO) transmission service charges mainly due to a refund received in February 2017 related to a reduction in the ROE component of the MISO tariff from 12.38% to 10.82% from November 2013 through January 2015. The benefits of this refund are passed back to retail ratepayers through state transmission cost recovery rider adjustments.

●	A $1.3 million reduction in storm damage repair expenses mostly associated with excessive storm damage from a large storm in July 2016 in the Bemidji service area.

offset by:

●	A $1.2 million increase in benefit expenses related to higher medical expenses and increased post-retirement medical benefit costs.

●	A $1.0 million increase in labor costs mainly related to overtime work required to respond to storm outages and to conduct load research and applications development to improve system operations.

●	A $0.5 million increase in material and supplies expense related to power plant and distribution system maintenance.

Depreciation and amortization expense decreased $1.0 million as a result of extending the depreciable lives of certain assets and as a result of other assets reaching the end of their depreciable lives in 2016.

Property taxes increased $0.5 million mainly due to transmission line additions in South Dakota related to the construction of the Big Stone South-Ellendale and Big Stone South-Brookings 345 kV transmission lines.

Manufacturing

	Nine Months Ended
	September 30,			%
(in thousands)	2017	2016	Change	Change
Operating Revenues	$172,076	$170,443	$1,633	1.0
Cost of Products Sold	131,401	129,929	1,472	1.1
Operating Expenses	17,583	16,581	1,002	6.0
Depreciation and Amortization	11,511	11,891	(380)	(3.2)
Operating Income	$11,581	$12,042	$(461)	(3.8)

The $1.6 million increase in revenues in our Manufacturing segment includes the following:

●	Revenues at BTD decreased $0.5 million due to a reduction in tooling revenues that was partially offset by increased product sales.

●

Revenues at T.O. Plastics increased $2.1 million, including a $1.1 million increase in revenue from sales of life science products due to an expanding customer base and sales of new product, a $0.5 million increase in revenue from sales of horticultural containers, and a $0.5 million increase in revenue from sales of other products, mainly to industrial customers.

The $1.5 million increase in cost of products sold in our Manufacturing segment includes the following:

●

Cost of products sold at BTD increased $0.2 million. An increase in costs related to increased product sales volume and increased costs for scrapped parts and obsolete inventory was mostly offset by a reduction in tooling costs related to less tooling work and lower tooling revenues.

●	Cost of products sold at T.O. Plastics increased $1.3 million as a result of the increase in product sales, partially mitigated by lower raw material costs due to more favorable resin prices in 2017.

The $1.0 million increase in Manufacturing segment operating expenses includes the following:

●	Operating expense at BTD increased $0.8 million, including a $0.5 million increase in insurance expense and a $0.3 million increase in property taxes.

●	Operating expense at T.O. Plastics increased $0.2 million, mainly due to increased sales and incentive costs related to its development of new markets and expanded sales of life science products.

Plastics

	Nine Months Ended
	September 30,			%
(in thousands)	2017	2016	Change	Change
Operating Revenues	$146,416	$122,841	$23,575	19.2
Cost of Products Sold	114,130	99,064	15,066	15.2
Operating Expenses	7,816	6,958	858	12.3
Depreciation and Amortization	2,830	2,880	(50)	(1.7)
Operating Income	$21,640	$13,939	$7,701	55.2

Plastics segment revenues increased $23.6 million as a result of a 10.2% increase in pounds of PVC pipe sold and an 8.2% increase in the price per pound sold between the periods. This was a result of higher customer demand year over year, but also due to customer anticipation of raw material and product supply shortages following the August 2017 hurricanes that affected the Gulf Coast region of the United States where the major U.S. resin production plants are located. The increase in revenue more than offset the $15.1 million increase in cost of products sold related to the increased sales volumes and a 4.6% increase in the cost per pound of PVC pipe sold. Operating expenses increased due to increased incentives and commissions directly related to the increase in pipe sales. Hurricane Harvey had a significant impact on market conditions for September. Major resin suppliers shut down production facilities which impacted raw material availability. This created concerns of pipe availability by distributors and contractors which resulted in accelerated pipe demand and created positive sales price pressure in the market. The estimated impact of this event on September 2017 year-to-date results is $2.8 million in operating income and $1.7 million or $0.04 per diluted share in earnings. Even though Hurricane Harvey impacted raw material availability, we had sufficient raw materials in September to run our plants and meet the additional demand.

Corporate

Corporate includes items such as corporate staff and overhead costs, the results of our captive insurance company and other items excluded from the measurement of operating segment performance. Corporate is not an operating segment. Rather it is added to operating segment totals to reconcile to totals on our consolidated statements of income.

	Nine Months Ended
	September 30,			%
(in thousands)	2017	2016	Change	Change
Operating Expenses	$6,143	$7,378	$(1,235)	(16.7)
Depreciation and Amortization	31	34	(3)	(8.8)

Corporate operating expenses decreased $1.2 million as a result of a $0.4 million decrease in contracted service expenses, a $0.4 million decrease in labor costs due to a reduction in employees, a $0.2 million increase in corporate costs allocated to the Electric segment as a result of an increase in the segment’s proportional share of consolidated revenues and assets, and a $0.2 million reduction in insurance and maintenance expenses.

Interest Charges

The $1.6 million decrease in interest charges in the nine months ended September 30, 2017 compared with the nine months ended September 30, 2016 is related to lower cost debt resulting from the issuance of $80.0 million of our 3.55% Guaranteed Senior Notes and the retirement of our remaining $52.3 million outstanding 9.000% Notes in December 2016 and OTP’s $33.0 million outstanding 5.95%, Series A Senior Unsecured Notes at maturity on August 20, 2017. The average level of debt outstanding between the periods was essentially unchanged.

Other Income

Other income decreased $0.7 million in the nine months ended September 30, 2017 compared with the nine months ended September 30, 2016, mainly as a result of the receipt of $0.7 million in nontaxable corporate-owned life insurance benefit proceeds in the second quarter of 2016 while no similar benefit proceeds were received in the first nine months of 2017.

Income Taxes – Continuing Operations

Income tax expense - continuing operations increased $3.6 million in the nine months ended September 30, 2017 compared with the nine months ended September 30, 2016 mainly as a result of a $12.9 million increase in income from continuing operations before income taxes, offset by (1) $0.7 million in excess tax benefits related to the accounting treatment of stock performance awards, and (2) a $0.8 million increase in federal Section 199 Domestic Production Activities Deductions related to products our companies produce in the United States. The following table provides a reconciliation of income tax expense calculated at our net composite federal and state statutory rate on income from continuing operations before income taxes and income tax expense for continuing operations reported on our consolidated statements of income for the nine month periods ended September 30, 2017 and 2016:

(in thousands)	2017	2016
Income Before Income Taxes – Continuing Operations	$73,314	$60,378
Tax Computed at Company’s Net Composite Federal and State Statutory Rate (39%)	28,592	23,547
Increases (Decreases) in Tax from:
Federal PTCs	(5,411)	(4,994)
Section 199 Domestic Production Activities Deduction	(990)	(207)
Excess Tax Deduction – 2014 Performance Share Awards	(697)	--
North Dakota Wind Tax Credit Amortization – Net of Federal Taxes	(637)	(637)
Corporate-Owned Life Insurance	(620)	(664)
Employee Stock Ownership Plan Dividend Deduction	(517)	(472)
R&D Tax Credits	(454)	(445)
Investment Tax Credits	(122)	(262)
Other Items – Net	151	(128)
Income Tax Expense – Continuing Operations	$19,295	$15,738
Effective Income Tax Rate – Continuing Operations	26.3%	26.1%

Federal PTCs are recognized as wind energy is generated based on a per kwh rate prescribed in applicable federal statutes. OTP’s kwh generation from its wind turbines eligible for PTCs increased 2.3% in the nine months ended September 30, 2017 compared with the nine months ended September 30, 2016 due to improved availability of the turbines and more favorable wind and operating conditions in the first nine months of 2017. North Dakota wind energy credits are based on dollars invested in qualifying facilities and are being recognized on a straight-line basis over 25 years.

Financial Position

The following table presents the status of our lines of credit as of September 30, 2017 and December 31, 2016:

(in thousands)	Line Limit	In Use on September 30, 2017	Restricted due to Outstanding Letters of Credit	Available on September 30, 2017	Available on December 31, 2016
Otter Tail Corporation Credit Agreement	$130,000	$1,417	$--	$128,583	$130,000
OTP Credit Agreement	170,000	102,220	300	67,480	127,067
Total	$300,000	$103,637	$300	$196,063	$257,067

We believe we have the necessary liquidity to effectively conduct business operations for an extended period if needed. Our balance sheet is strong and we are in compliance with our debt covenants. Financial flexibility is provided by operating cash flows, unused lines of credit, strong financial coverages, investment grade credit ratings and alternative financing arrangements such as leasing.

We believe our financial condition is strong and our cash, other liquid assets, operating cash flows, existing lines of credit, access to capital markets and borrowing ability because of investment-grade credit ratings, when taken together, provide adequate resources to fund ongoing operating requirements and future capital expenditures related to expansion of existing businesses and development of new projects. On May 11, 2015 we filed a shelf registration statement with the Securities and Exchange Commission (SEC) under which we may offer for sale, from time to time, either separately or together in any combination, equity, debt or other securities described in the shelf registration statement, which expires on May 11, 2018. On May 11, 2015, we entered into a Distribution Agreement with J.P. Morgan Securities LLC (JPMS) under which we may offer and sell our common shares from time to time through JPMS, as our distribution agent, up to an aggregate sales price of $75 million through an At-the-Market offering program. No shares were issued under this program in the first nine months of 2017.

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

Cash provided by operating activities of continuing operations was $114.2 million for the nine months ended September 30, 2017 compared with cash provided by operating activities of $115.1 million for the nine months ended September 30, 2016. The $0.9 million decrease in cash provided by continuing operations includes a $9.3 million increase in net income from continuing operations and a $10.0 million reduction in discretionary contributions to our funded pension plan, offset by a $19.5 million increase in cash used for working capital. The increase in cash used for working capital between the periods is primarily due to a $21.1 million increase in receivables in the first nine months of 2017 compared with only a $3.5 million increase in the first nine months of 2016, mainly as a result of a significant increase in receivables in the Plastics segment due to strong PVC pipe sales in the third quarter of 2017.

Net cash used in investing activities was $95.3 million for the nine months ended September 30, 2017 compared with $123.4 million for the nine months ended September 30, 2016. The $28.1 million decrease in cash used for investing activities includes a $31.4 million decrease in cash used for capital expenditures offset by decreases of $1.7 million in proceeds from the disposal of noncurrent assets and $1.5 million in acquisition purchase price adjustments. The decrease in cash used for capital expenditures is mainly due to a $31.6 million reduction in cash used for capital expenditures at OTP as work wound down on the Big Stone South-Brookings 345 kV transmission line project which was energized in September 2017.

Net cash used in financing activities was $18.0 million for the nine months ended September 30, 2017 compared with net cash provided by financing activities of $8.7 million for the nine months ended September 30, 2016.

Financing activities in the first nine months of 2017 included a $59.3 million increase in net short-term borrowings under OTP’s credit agreement, of which $33.0 million was used to redeem OTP’s 5.95% Senior Unsecured Series A Notes which matured on August 20, 2017. The additional short-term borrowings were used to fund a portion of OTP’s 2017 capital expenditures. Operating cash flows from our Manufacturing and Plastic’s segments were used to repay an additional $15.2 million in long-term debt related to those operations. Financing activities in the first nine months of 2017 also included $4.8 million from an increase in checks written in excess of cash and $4.3 million in net proceeds from the issuance of common stock under our automatic dividend reinvestment and share purchase plan, offset by $1.8 million in stock repurchases related to tax withholding requirements for stock incentive awards. See note 6 to the Company’s consolidated financial statements for further information on stock issuances and retirements in the first nine months of 2017. We paid $38.0 million in common stock dividends in the first nine months of 2017.

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

CAPITAL REQUIREMENTS

2017-2021 Capital Expenditures

The following table shows our 2016 capital expenditures and 2017 through 2021 planned capital expenditures and electric utility average rate base:

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

On November 16, 2016 OTP entered into an Asset Purchase Agreement (the Purchase Agreement) with EDF Renewable Development, Inc. and certain of its affiliated companies (EDF) to purchase and assume the development assets associated with a 150-megawatt wind farm in southeastern North Dakota (the Merricourt Project) for a purchase price of $34.7 million, subject to adjustments for interconnection costs. The Purchase Agreement is currently expected to close no earlier than mid-2018, pending regulatory reviews and other customary conditions. On the same day, OTP entered into a Turnkey Engineering, Procurement and Construction Services Agreement (the TEPC Agreement) with EDF that will be effective upon the closing of the Purchase Agreement pursuant to which EDF will construct the wind farm with a targeted completion date in 2019 for consideration of $200.5 million, subject to certain adjustments, payable following the closing of the Purchase Agreement in installments in connection with certain project milestones. The agreements contain representations, warranties, covenants and indemnities customary to transactions of this type and include provisions for liquidated damages to be paid by EDF in the event of certain occurrences described in the agreements. As of September 30, 2017 OTP had capitalized approximately $4.3 million in development costs associated with the Merricourt Project. On April 10, 2017 OTP submitted an application for Advance Determination of Prudence (ADP) and Certificate of Public Convenience and Necessity to the North Dakota Public Service Commission (NDPSC) for the Merricourt Project. On October 2, 2017 OTP and the NDPSC advocacy staff filed a settlement agreement for consideration and approval of the NDPSC. A hearing held on October 6, 2017 afforded the NDPSC an opportunity to consider the application and potential approval of the settlement agreement. A final order is expected in the fourth quarter of 2017. Receipt of a satisfactory ADP by OTP is a condition to closing on the Purchase Agreement.

In addition to initiation of the Merricourt Project, OTP is moving forward with plans for the development, construction and ownership of a 250-megawatt simple-cycle natural gas-fired combustion turbine generation facility near Astoria, South Dakota (Astoria Station) as part of its plan to reliably meet customers’ electric needs, replace expiring capacity purchase agreements and prepare for the planned retirement of its Hoot Lake Plant in 2021. OTP expects the project will cost approximately $165 million. As of September 30, 2017 OTP had capitalized approximately $3.4 million in development costs associated with Astoria Station. On April 10, 2017 OTP also submitted an application for ADP to the NDPSC for Astoria Station. The application for ADP was consolidated for hearing with the Merricourt Project ADP application hearing on October 6, 2017.

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

Contractual Obligations

Our contractual obligations for years 2018 and 2019 reported in the table on page 49 of our Annual Report on Form 10-K for the year ended December 31, 2016 increased $38.7 million in the first nine months of 2017 as a result of an increase in purchase obligations associated with the construction of the Big Stone South-Ellendale 345 kV Multi-Value Transmission Project (MVP) of $35.7 million and an increase in coal purchase commitments for Big Stone Plant of $3.0 million.

On August 21, 2017 OTP used borrowings under the OTP credit agreement to retire its $33 million outstanding 5.95%, Series A Senior Unsecured Notes, which matured on August 20, 2017. On December 31, 2016 we had $15.0 million outstanding under our $50 million Term Loan Agreement due February 5, 2018 that was fully repaid as of August 7, 2017.

CAPITAL RESOURCES

On May 11, 2015 we filed a shelf registration statement with the SEC under which we may offer for sale, from time to time, either separately or together in any combination, equity, debt or other securities described in the shelf registration statement, which expires on May 11, 2018. On May 11, 2015, we entered into a Distribution Agreement with JPMS under which we may offer and sell our common shares from time to time through JPMS, as our distribution agent, up to an aggregate sales price of $75 million through an At-the-Market offering program. No shares have been sold under this program in the first nine months of 2017.

Short-Term Debt

The following table presents the status of our lines of credit as of September 30, 2017 and December 31, 2016:

(in thousands)	Line Limit	In Use on September 30, 2017	Restricted due to Outstanding Letters of Credit	Available on September 30, 2017	Available on December 31, 2016
Otter Tail Corporation Credit Agreement	$130,000	$1,417	$--	$128,583	$130,000
OTP Credit Agreement	170,000	102,220	300	67,480	127,067
Total	$300,000	$103,637	$300	$196,063	$257,067

On October 29, 2012 we entered into a Third Amended and Restated Credit Agreement (the Otter Tail Corporation Credit Agreement), which is an unsecured $130 million revolving credit facility that may be increased to $250 million on the terms and subject to the conditions described in the Otter Tail Corporation Credit Agreement. On October 31, 2017 the Otter Tail Corporation Credit Agreement was amended to extend its expiration date by one year from October 29, 2021 to October 31, 2022. We can draw on this credit facility to refinance certain indebtedness and support our operations and the operations of certain of our subsidiaries. Borrowings under the Otter Tail Corporation Credit Agreement bear interest at LIBOR plus 1.75%, subject to adjustment based on our senior unsecured credit ratings. We are required to pay commitment fees based on the average daily unused amount available to be drawn under the revolving credit facility. The Otter Tail Corporation Credit Agreement contains a number of restrictions on us and the businesses of our wholly owned subsidiary, Varistar Corporation (Varistar) and its subsidiaries, including restrictions on our and their ability to merge, sell assets, make investments, create or incur liens on assets, guarantee the obligations of certain other parties and engage in transactions with related parties. The Otter Tail Corporation Credit Agreement also contains affirmative covenants and events of default, and financial covenants as described below under the heading “Financial Covenants.” The Otter Tail Corporation Credit Agreement does not include provisions for the termination of the agreement or the acceleration of repayment of amounts outstanding due to changes in our credit ratings. Our obligations under the Otter Tail Corporation Credit Agreement are guaranteed by certain of our subsidiaries. Outstanding letters of credit issued by us under the Otter Tail Corporation Credit Agreement can reduce the amount available for borrowing under the line by up to $40 million.

On October 29, 2012 OTP entered into a Second Amended and Restated Credit Agreement (the OTP Credit Agreement), providing for an unsecured $170 million revolving credit facility that may be increased to $250 million on the terms and subject to the conditions described in the OTP Credit Agreement. On October 31, 2017 the OTP Credit Agreement was amended to extend its expiration date by one year from October 29, 2021 to October 31, 2022. OTP can draw on this credit facility to support the working capital needs and other capital requirements of its operations, including letters of credit in an aggregate amount not to exceed $50 million outstanding at any time. Borrowings under this line of credit bear interest at LIBOR plus 1.25%, subject to adjustment based on the ratings of OTP’s senior unsecured debt. OTP is required to pay commitment fees based on the average daily unused amount available to be drawn under the revolving credit facility. The OTP Credit Agreement contains a number of restrictions on the business of OTP, including restrictions on its ability to merge, sell assets, make investments, create or incur liens on assets, guarantee the obligations of any other party, and engage in transactions with related parties. The OTP Credit Agreement also contains affirmative covenants and events of default, and financial covenants as described below under the heading “Financial Covenants.” The OTP Credit Agreement does not include provisions for the termination of the agreement or the acceleration of repayment of amounts outstanding due to changes in OTP’s credit ratings. OTP’s obligations under the OTP Credit Agreement are not guaranteed by any other party.

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

Term Loan Agreement

On February 5, 2016 we entered into a $50 million Term Loan Agreement (the Term Loan Agreement) that was fully paid off in August 2017.

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

2007 and 2011 Note Purchase Agreements

On December 1, 2011, OTP issued $140 million aggregate principal amount of its 4.63% Senior Unsecured Notes due December 1, 2021 pursuant to a Note Purchase Agreement dated as of July 29, 2011 (2011 Note Purchase Agreement). OTP also has outstanding its $155 million senior unsecured notes issued in four series consisting of $33 million aggregate principal amount of 5.95% Senior Unsecured Notes, Series A, due 2017; $30 million aggregate principal amount of 6.15% Senior Unsecured Notes, Series B, due 2022; $42 million aggregate principal amount of 6.37% Senior Unsecured Notes, Series C, due 2027; and $50 million aggregate principal amount of 6.47% Senior Unsecured Notes, Series D, due 2037 (collectively, the 2007 Notes). The 2007 Notes were issued pursuant to a Note Purchase Agreement dated as of August 20, 2007 (the 2007 Note Purchase Agreement). On August 21, 2017 OTP used borrowings under the OTP Credit Agreement to retire its $33 million aggregate principal amount of 5.95% Senior Unsecured Notes, Series A, which matured on August 20, 2017.

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

Financial Covenants

We were in compliance with the financial covenants in our debt agreements as of September 30, 2017.

No Credit or Note Purchase Agreement contains any provisions that would trigger an acceleration of the related debt as a result of changes in the credit rating levels assigned to the related obligor by rating agencies.

Our borrowing agreements are subject to certain financial covenants. Specifically:

●

Under the Otter Tail Corporation Credit Agreement, the Term Loan Agreement and the 2016 Note Purchase Agreement, we may not permit the ratio of our Interest-bearing Debt to Total Capitalization to be greater than 0.60 to 1.00 or permit our Interest and Dividend Coverage Ratio to be less than 1.50 to 1.00 (each measured on a consolidated basis). As of September 30, 2017 our Interest and Dividend Coverage Ratio calculated under the requirements of the Otter Tail Corporation Credit Agreement, the Term Loan Agreement and the 2016 Note Purchase Agreement was 4.26 to 1.00.

●	Under the 2016 Note Purchase Agreement, we may not permit our Priority Indebtedness to exceed 10% of our Total Capitalization.

●	Under the OTP Credit Agreement, OTP may not permit the ratio of its Interest-bearing Debt to Total Capitalization to be greater than 0.60 to 1.00.

●

Under the 2007 Note Purchase Agreement and 2011 Note Purchase Agreement, OTP may not permit the ratio of its Consolidated Debt to Total Capitalization to be greater than 0.60 to 1.00 or permit its Interest and Dividend Coverage Ratio to be less than 1.50 to 1.00, in each case as provided in the related borrowing agreement, and OTP may not permit its Priority Debt to exceed 20% of its Total Capitalization, as provided in the related agreement. As of September 30, 2017 OTP’s Interest and Dividend Coverage Ratio and Interest Charges Coverage Ratio, calculated under the requirements of the 2007 Note Purchase Agreement and 2011 Note Purchase Agreement, was 3.72 to 1.00.

●

Under the 2013 Note Purchase Agreement, OTP may not permit its Interest-bearing Debt to exceed 60% of Total Capitalization and may not permit its Priority Indebtedness to exceed 20% of its Total Capitalization, each as provided in the 2013 Note Purchase Agreement.

As of September 30, 2017 our ratio of Interest-bearing Debt to Total Capitalization was 0.46 to 1.00 on a consolidated basis and 0.48 to 1.00 for OTP. Neither Otter Tail Corporation or OTP had any Priority Indebtedness outstanding as of September 30, 2017.

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

2017 BUSINESS OUTLOOK

With third quarter results exceeding our expectations for the Plastics segment, we are raising our previously announced guidance range of $1.65 to $1.80 per diluted share to $1.75 to $1.85 per diluted share. This guidance reflects the current mix of businesses we own, considers the cyclical nature of some of our businesses, and reflects current regulatory factors and economic challenges facing our Electric, Manufacturing and Plastics segments. It also reflects strategies for improving future operating results. We expect capital expenditures for 2017 to be $130 million compared with actual cash used for capital expenditures of $161 million in 2016. Planned expenditures for 2017 include investments in two large transmission line projects for the Electric segment, which positively impact earnings by providing an immediate return on invested funds through rider recovery mechanisms.

Segment components of our 2017 earnings per share guidance range compared with 2016 actual earnings are as follows:

	2016	2017 Guidance
	EPS by	February 6, 2017		August 7, 2017		November 1, 2017
Diluted Earnings Per Share	Segment	Low	High	Low	High	Low	High
Electric	$1.29	$1.31	$1.34	$1.31	$1.34	$1.27	$1.29
Manufacturing	$0.15	$0.17	$0.21	$0.17	$0.21	$0.19	$0.21
Plastics	$0.27	$0.26	$0.30	$0.31	$0.35	$0.43	$0.45
Corporate	$(0.11)	$(0.14)	$(0.10)	$(0.14)	$(0.10)	$(0.14)	$(0.10)
Total – Continuing Operations	$1.60	$1.60	$1.75	$1.65	$1.80	$1.75	$1.85
Return on Equity	9.8%	9.3%	10.2%	9.7%	10.5%	10.2%	10.8%

Contributing to our earnings guidance for 2017 are the following items:

●	We expect 2017 Electric segment net income to be higher than 2016 segment net income based on:

o

Normal weather for the remainder of 2017. Milder than normal weather in 2016 negatively impacted diluted earnings per share by $0.07. Milder than normal weather has negatively impacted diluted earnings per share by $0.04 through the nine months ended September 30, 2017.

o

A full year of increased rates compared with 8.5 months in 2016. In March 2017, the Minnesota Public Utilities Commission granted Otter Tail Power Company a revenue increase of approximately 6.2% with a 9.41% ROE.

o

Rider recovery increases from transmission riders related to the Electric segment’s continuing investments in its share of the MVPs in South Dakota offset by declining environmental riders due to decreasing rate base.

o	Increased kwh sales to industrial and commercial customers.

offset by:

o

Increased operating and maintenance expenses of $0.05 per share due to inflationary increases and increasing benefit costs. Included is an increase in pension costs as a result of a decrease in the discount rate from 4.76% to 4.60% and a decrease in the assumed long-term rate of return on plan assets from 7.75% to 7.50%.

o	Higher property tax expense due to large capital projects being put into service.

o	Lower CIP incentives of $0.03 per share in Minnesota as a result of program changes made by the Minnesota Department of Commerce that reduced the CIP incentive cap by 32.5% compared to 2016.

o	Increased costs related to contractual price increases in certain capacity agreements.

●	We expect 2017 net income from our Manufacturing segment to increase over 2016 due to:

o	A slight increase in sales at BTD due to capturing new business with existing customers, higher scrap sales and higher lawn and garden end market sales.

o	Improved margins on parts and tooling sales at BTD combined with lower interest costs from refinancing long-term debt at a lower interest rate in the fourth quarter of 2016.

o

An increase in earnings from T.O. Plastics mainly driven by year-over-year sales growth in our horticulture, life science and industrial markets and lower interest costs from refinancing long-term debt at a lower interest rate in the fourth quarter of 2016.

o	Backlog for the manufacturing companies of approximately $53 million for 2017 compared with $42 million one year ago.

●	We are raising our 2017 net income expectations from the Plastics segment to be higher than our original plan and our August 2017 guidance. The reasons for this increase are:

o	The strong results through the first nine months of 2017.

o

The impact of Hurricane Harvey on market conditions from September through December. Harvey made landfall on August 25th. As the storm progressed, major resin suppliers shut down production facilities which impacted raw material availability. This created concerns of pipe availability by distributors and contractors which resulted in accelerated pipe demand and created positive sales price pressure in the market. When comparing the low end of the updated earnings per share range for the Plastics segment to the 2016 earnings per share, $0.08 of the increase is due to improved profitability from normal business operations and $0.08 is due to the impact of Hurricane Harvey on business conditions.

o	Lower interest costs in 2017 resulting from the long-term debt refinancing completed in the fourth quarter of 2016.

●	Corporate costs in 2017 are expected to be in line with 2016 costs.

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

We use estimates based on the best information available in recording transactions and balances resulting from business operations. Estimates are used for such items as depreciable lives, asset impairment evaluations, tax provisions, collectability of trade accounts receivable, self-insurance programs, unbilled electric revenues, warranty reserves and actuarially determined benefits costs and liabilities. As better information becomes available or actual amounts are known, estimates are revised. Operating results can be affected by revised estimates. Actual results may differ from these estimates under different assumptions or conditions. Management has discussed the application of these critical accounting policies and the development of these estimates with the Audit Committee of the board of directors. A discussion of critical accounting policies is included under the caption “Critical Accounting Policies Involving Significant Estimates” on pages 55 through 58 of our Annual Report on Form 10-K for the year ended December 31, 2016. There were no material changes in critical accounting policies or estimates during the quarter ended September 30, 2017.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

At September 30, 2017 we had exposure to market risk associated with interest rates because we had $1.4 million outstanding subject to a variable interest rate that is indexed to LIBOR plus 1.75% under the Otter Tail Corporation Credit Agreement. OTP had $102.2 million in short-term debt outstanding on September 30, 2017 subject to variable interest rates indexed to LIBOR plus 1.25% under the OTP Credit Agreement.

All of our remaining consolidated long-term debt outstanding on September 30, 2017 has fixed interest rates. We manage our interest rate risk through the issuance of fixed-rate debt with varying maturities, through economic refunding of debt through optional refundings, limiting the amount of variable interest rate debt, and the utilization of short-term borrowings to allow flexibility in the timing and placement of long-term debt.

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

Item 4. Controls and Procedures

Under the supervision and with the participation of company management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of September 30, 2017, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2017.

During the fiscal quarter ended September 30, 2017, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.      Exhibits

4.1

Fifth Amendment to Third Amended and Restated Credit Agreement, dated as of October 31, 2017, among Otter Tail Corporation, U.S. Bank National Association, as Administrative Agent and as a Bank, Bank of America, N.A. and JPMorgan Chase Bank, N.A., each as a Co-Syndication Agent and as a Bank, KeyBank National Association, as Documentation Agent and as a Bank, and Bank of the West as a Bank (incorporated by reference to Exhibit 4.1 to the Form 8-K filed by Otter Tail Corporation on November 2, 2017).

4.2

Fifth Amendment to Second Amended and Restated Credit Agreement, dated as of October 31, 2017, among Otter Tail Power Company, U.S. Bank National Association, as Administrative Agent and as a Bank, Bank of America, N.A. and JPMorgan Chase Bank, N.A., each as a Co-Syndication Agent and as a Bank, KeyBank National Association, as Documentation Agent and as a Bank, CoBank, ACB, as a Co-Documentation Agent and as a Bank, and Wells Fargo Bank, National Association as a Bank (incorporated by reference to Exhibit 4.2 to the Form 8-K filed by Otter Tail Corporation on November 2, 2017).

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

101

Financial statements from the Quarterly Report on Form 10-Q of Otter Tail Corporation for the quarter ended September 30, 2017, formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows and (v) the Condensed Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OTTER TAIL CORPORATION

By:    /s/ Kevin G. Moug

Kevin G. Moug
      Chief Financial Officer and Senior Vice President
   (Chief Financial Officer/Authorized Officer)

Dated: November 8, 2017