Form 10-K
period 2017-12-31
Otter Tail Corp
filed 2018-02-20
CIK 1466593

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

(X)	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2017

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☑     No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☑     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☑	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)	Emerging Growth Company ☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☑

The aggregate market value of common stock held by non-affiliates, computed by reference to the last sales price on June 30, 2017 was $1,500,154,049.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 39,626,594 Common Shares ($5 par value) as of February 8, 2018.

Documents Incorporated by Reference:

Proxy Statement for the 2018 Annual Meeting-Portions incorporated by reference into Part III

OTTER TAIL CORPORATION

FORM 10-K TABLE OF CONTENTS

Definitions

The following abbreviations or acronyms are used in the text. References in this report to “the Company”, “we”, “us” and “our” are to Otter Tail Corporation.

ADP	Advance Determination of Prudence
AFUDC	Allowance for Funds Used During Construction
ALJ	Administrative Law Judge
AQCS	Air Quality Control System
ARO	Accumulated Asset Retirement Obligation
ASC	Accounting Standards Codification
ASC 606	ASC Topic 606 – Revenue from Contracts with Customers
ASC 718	ASC Topic 718 – Compensation—Stock Compensation
ASC 820	ASC Topic 820 – Fair Value Measurement
ASC 980	ASC Topic 980 – Regulated Operations
ASM	Ancillary Services Market
ASU	Accounting Standards Update
BACT	Best-Available Control Technology
BTD	BTD Manufacturing, Inc.
Btu	British Thermal Unit
CAA	Clean Air Act
CCMC	Coyote Creek Mining Company, L.L.C.
CCR	Coal Combustion Residuals
CIP	Conservation Improvement Program
CO2	carbon dioxide
CON	Certificate of Need
CPEC	Central Power Electric Cooperative
CPP	Clean Power Plan
CSAPR	Cross-State Air Pollution Rule
CWIP	Construction Work in Progress
D.C. Circuit	United States Court of Appeals for the District of Columbia
DRR	Data Requirement Rule
ECR	Environmental Cost Recovery
EDF	EDF Renewable Development, Inc.
EEI	Edison Electric Institute
EEP	Energy Efficiency Plan
EPA	Environmental Protection Agency
ESSRP	Executive Survivor and Supplemental Retirement Plan
Exchange Act	The Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FCA	Fuel Clause Adjustment
FERC	Federal Energy Regulatory Commission
Foley	Foley Company
GAAP	Generally Accepted Accounting Principles in the United States
GHG	Greenhouse Gas
Impulse	Impulse Manufacturing, Inc.
IRP	Integrated Resource Plan
JPMS	J.P. Morgan Securities LLC
kV	kiloVolt
kW	kiloWatt
kwh	kilowatt-hour
LSA	Lignite Sales Agreement
MATS	Mercury and Air Toxics Standards
MISO	Midcontinent Independent System Operator, Inc.
MISO Tariff	MISO Open Access Transmission, Energy and Operating Reserve Markets Tariff
MNCIP	Minnesota Conservation Improvement Program
MNDOC	Minnesota Department of Commerce
MPCA	Minnesota Pollution Control Agency
MPU Act	The Minnesota Public Utilities Act
MPUC	Minnesota Public Utilities Commission

MRO	Midwest Reliability Organization
MVP	Multi-Value Project
MW	megawatts
NAAQS	National Ambient Air Quality Standards
NAEMA	North American Energy Marketers Association
NDPSC	North Dakota Public Service Commission
NDRRA	North Dakota Renewable Resource Adjustment
NERC	North American Electric Reliability Corporation
NETOs	New England Transmission Owners
NPDES	National Pollutant Discharge Elimination System
Northern Pipe	Northern Pipe Products, Inc.
NOx	nitrogen oxide
NSPS	New Source Performance Standards
OTP	Otter Tail Power Company
PACE	Partnership in Assisting Community Expansion
ppb	parts per billion
PSD	Prevention of Significant Deterioration
PTCs	Production Tax Credits
PVC	Polyvinyl Chloride
ROE	Return on Equity
RSG	Revenue Sufficiency Guarantee
RTO Adder	Incentive of additional 50-basis points for Regional Transmission Organization participation
SDPUC	South Dakota Public Utilities Commission
SEC	Securities and Exchange Commission
SF6	sulfur hexaflouride
SO2	sulfur dioxide
SPP	Southwest Power Pool
Standex	Standex International Corporation
T.O. Plastics	T.O. Plastics, Inc.
TCR	Transmission Cost Recovery
TCJA	2017 Tax Cuts and Jobs Act
Varistar	Varistar Corporation
VIE	Variable Interest Entity
Vinyltech	Vinyltech Corporation
WIIN	Water Infrastructure Improvements for the Nation

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

Otter Tail Corporation and its subsidiaries conduct business primarily in the United States. The Company had approximately 2,097 full-time employees in its continuing operations at December 31, 2017. The Company’s businesses have been classified in three segments to be consistent with its business strategy and the reporting and review process used by the Company’s chief operating decision maker. The three segments are Electric, Manufacturing and Plastics.

From 2011 through 2015, the Company sold several businesses in order to realign its business portfolio to reduce its risk profile and dedicate a greater portion of its resources toward electric utility operations. Recent divestitures include:

●	In 2012 the Company completed the sale of the assets of its former wind tower company.

●	In 2013 the Company sold substantially all the assets of its former dock and boatlift company.

●

In 2015 the Company sold the assets of AEV, Inc., its former energy and electrical construction contractor and the Company sold Foley Company, its former water, wastewater, power and industrial construction contractor. With the sale of these two companies the Company eliminated its Construction segment.

On September 1, 2015 the Company acquired the assets of Impulse Manufacturing Inc. (Impulse) of Dawsonville, Georgia, now operating under the name BTD-Georgia, for $29.3 million. BTD-Georgia offers a wide range of metal fabrication services ranging from simple laser cutting services and high volume stamping to complex weldments and assemblies for metal fabrication buyers and original equipment manufacturers.

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

The Company has lowered its overall risk by investing in rate base growth opportunities in its Electric segment and divesting certain nonelectric operating companies that no longer fit the Company’s portfolio criteria. This strategy has provided a more predictable earnings stream, improved the Company’s credit quality and preserved its ability to fund the dividend. The Company’s goal is to deliver annual growth in earnings per share between four to seven percent over the next several years, using 2017 diluted earnings per share from continuing operations as the base for measurement. The growth is expected to come from the substantial increase in the Company’s regulated utility rate base and from planned increased earnings from existing capacity in place at the Company’s manufacturing and plastic pipe businesses, including the 2015 acquisition of BTD-Georgia and the facilities expansion and addition of paint services at BTD Manufacturing Inc.’s Minnesota facilities completed in 2016. The Company will continue to review its business portfolio to see where additional opportunities exist to improve its risk profile, improve credit metrics and generate additional sources of cash to support the growth opportunities in its electric utility. The Company will also evaluate opportunities to allocate capital to potential acquisitions in its Manufacturing and Plastics segments. Over time, the Company expects the electric utility business will provide approximately 75% to 85% of its overall earnings. The Company expects its manufacturing and plastic pipe businesses will provide 15% to 25% of its earnings, and will continue to be a fundamental part of its strategy. The actual mix of earnings from continuing operations in 2017 was 69% from the electric utility and 31% from the manufacturing and plastic pipe businesses, including unallocated corporate costs.

The Company maintains criteria in evaluating whether its operating companies are a strategic fit. The operating company should:

●	Maintain a threshold level of net earnings and a return on invested capital in excess of the Company’s weighted average cost of capital.

●	Have a strategic differentiation from competitors and a sustainable cost advantage.

●	Operate within a stable and growing industry and be able to quickly adapt to changing economic cycles.

●	Have a strong management team committed to operational excellence.

For a discussion of the Company's results of operations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations," on pages 37 through 59 of this Annual Report on Form 10-K.

(b) Financial Information about Industry Segments

The Company is engaged in businesses classified into three segments: Electric, Manufacturing and Plastics. Financial information about the Company's segments and geographic areas is included in note 2 of "Notes to Consolidated Financial Statements" on pages 76 through 79 of this Annual Report on Form 10-K.

(c) Narrative Description of Business

ELECTRIC

General

Electric includes OTP which is headquartered in Fergus Falls, Minnesota, and provides electricity to more than 130,000 customers in a service area encompassing 70,000 square miles of western Minnesota, eastern North Dakota and northeastern South Dakota. The Company derived 51%, 53% and 52% of its consolidated operating revenues and 72%, 81% and 80% of its consolidated operating income from its Electric segment for the years ended December 31, 2017, 2016 and 2015, respectively.

The breakdown of retail electric revenues by state is as follows:

State	2017	2016
Minnesota	52.8%	53.0%
North Dakota	38.5	38.4
South Dakota	8.7	8.6
Total	100.0%	100.0%

The territory served by OTP is predominantly agricultural. The aggregate population of OTP’s retail electric service area is approximately 230,000. In this service area of 422 communities and adjacent rural areas and farms, approximately 126,000 people live in communities having a population of more than 1,000, according to the 2010 census. The only communities served which have a population in excess of 10,000 are Jamestown, North Dakota (15,427); Bemidji, Minnesota (13,431); and Fergus Falls, Minnesota (13,138). As of December 31, 2017 OTP served 132,146 customers. Although there are relatively few large customers, sales to commercial and industrial customers are significant. One customer accounted for 12% of the 2017 revenue from the Electric segment.

The following table provides a breakdown of electric revenues by customer category. All other sources include gross wholesale sales from utility generation and sales to municipalities.

Customer Category	2017	2016
Commercial	35.2%	36.1%
Residential	31.1	30.8
Industrial	31.8	31.0
All Other Sources	1.9	2.1
Total	100.0%	100.0%

Capacity and Demand

As of December 31, 2017 OTP’s owned net-plant dependable kilowatt (kW) capacity was:

Baseload Plants
Big Stone Plant	258,100	kW
Coyote Station	149,800
Hoot Lake Plant	139,700
Total Baseload Net Plant	547,600	kW
Combustion Turbine and Small Diesel Units	109,900	kW
Hydroelectric Facilities	2,800	kW
Owned Wind Facilities (rated at nameplate)
Luverne Wind Farm (33 turbines)	49,500	kW
Ashtabula Wind Center (32 turbines)	48,000
Langdon Wind Center (27 turbines)	40,500
Total Owned Wind Facilities	138,000	kW

The baseload net plant capacity for Big Stone Plant and Coyote Station constitutes OTP’s ownership percentages of 53.9% and 35%, respectively. OTP owns 100% of the Hoot Lake Plant. During 2017, about 56% of OTP’s retail kilowatt-hour (kwh) sales were supplied from OTP generating plants with the balance supplied by purchased power.

In addition to the owned facilities described above, OTP had the following purchased power agreements in place on December 31, 2017:

Purchased Wind Power Agreements (rated at nameplate and greater than 2,000 kW)
Ashtabula Wind III	62,400	kW
Edgeley	21,000
Langdon	19,500
Total Purchased Wind	102,900	kW
Purchase of Capacity (in excess of 1 year and 500 kW)
Great River Energy[1]	80,000	kW

180,000 kW through May 2019 and 50,000 kW June 2019 – May 2021.

OTP has a direct control load management system which provides some flexibility to OTP to effect reductions of peak load. OTP also offers rates to customers which encourage off-peak usage.

OTP’s capacity requirement is based on MISO Module E requirements. OTP is required to have sufficient Zonal Resource Credits to meet its monthly weather-normalized forecast demand, plus a reserve obligation. OTP met its MISO obligation for the 2017-2018 MISO planning year. OTP generating capacity combined with additional capacity under purchased power agreements (as described above) and load management control capabilities is expected to meet 2018 system demand and MISO reserve requirements.

Fuel Supply

Coal is the principal fuel burned at the Big Stone, Coyote and Hoot Lake generating plants. Coyote Station, a mine-mouth facility, burns North Dakota lignite coal. Hoot Lake Plant and Big Stone Plant burn western subbituminous coal.

The following table shows the sources of energy used to generate OTP’s net output of electricity for 2017 and 2016:

	2017		2016
Sources	Net kwhs Generated (Thousands)	% of Total kwhs Generated	Net kwhs Generated (Thousands)	% of Total kwhs Generated
Subbituminous Coal	1,440,017	49.1%	1,419,901	50.3%
Lignite Coal	920,451	31.4	844,225	29.9
Wind and Hydro	534,474	18.2	517,396	18.4
Natural Gas and Oil	36,703	1.3	40,257	1.4
Total	2,931,645	100.0%	2,821,779	100.0%

OTP has the following primary coal supply agreements:

Plant	Coal Supplier	Type of Coal	Expiration Date
Big Stone Plant	Contura Coal Sales, LLC	Wyoming subbituminous	December 31, 2019
Big Stone Plant	Peabody COALSALES, LLC	Wyoming subbituminous	December 31, 2018
Coyote Station	Coyote Creek Mining Company, L.L.C.	North Dakota lignite	December 31, 2040
Hoot Lake Plant	Cloud Peak Energy Resources LLC	Montana subbituminous	December 31, 2023

The above contracts for Big Stone Plant do not provide for 100% of Big Stone Plant’s anticipated coal needs in 2018 and 2019.

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

Railroad transportation services to the Big Stone Plant and Hoot Lake Plant are provided under a common carrier rate by the BNSF Railway. The common carrier rate is subject to a mileage-based fuel surcharge. The basis for the fuel surcharge is the U.S. average price of retail on-highway diesel fuel. No coal transportation agreement is needed for Coyote Station as a mine-mouth facility.

The average cost of fuel consumed (including handling charges to the plant sites) per million British Thermal Units (Btu) for the years 2017, 2016, and 2015 was $2.224, $2.146 and $2.281, respectively.

General Regulation

OTP is subject to regulation of rates and other matters in each of the three states in which it operates and by the federal government for certain interstate operations.

A breakdown of electric rate regulation by each jurisdiction follows:

		2017		2016
Rates	Regulation	% of Electric Revenues	% of kwh Sales	% of Electric Revenues	% of kwh Sales
MN Retail Sales	MN Public Utilities Commission	46.4%	54.0%	47.5%	54.0%
ND Retail Sales	ND Public Service Commission	33.9	37.1	34.4	37.1
SD Retail Sales	SD Public Utilities Commission	7.7	8.9	7.8	8.9
Transmission & Wholesale	Federal Energy Regulatory Commission	12.0	--	10.3	--
Total		100.0%	100.0%	100.0%	100.0%

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

With a few minor exceptions, OTP’s electric retail rate schedules currently provide for adjustments in rates based on the cost of fuel delivered to OTP’s generating plants, as well as for adjustments based on the cost of electric energy purchased by OTP. OTP also credits certain margins from wholesale sales to the fuel and purchased power adjustment. The adjustments for fuel and purchased power costs are presently based on a two month moving average in Minnesota and by the Federal Energy Regulatory Commission (FERC), a three month moving average in South Dakota and a four month moving average in North Dakota. These adjustments are applied to the next billing period after becoming applicable. These adjustments also include an over or under recovery mechanism, which is calculated on an annual basis in Minnesota and on a monthly basis in North Dakota and South Dakota.

2017 Tax Cuts and Jobs Act (TCJA)

The TCJA reduced the Federal Income Tax rate from 35% to 21%. Currently, all OTP rates have been developed using a 35% tax rate. The Minnesota Public Utilities Commission (MPUC), the North Dakota Public Service Commission (NDPSC), the South Dakota Public Utilities Commission (SDPUC) and the FERC have all initiated dockets or proceedings to begin working with utilities to assess the impact of the lower income tax rate under the TCJA on electric rates, and to develop regulatory strategies to incorporate the tax change into future rates, if warranted. The MPUC required its regulated utilities to make filings by January 30, 2018 and February 15, 2018, but has not made a determination on rate treatment. OTP currently has an active rate case in North Dakota and anticipates incorporating the impact of the tax changes to North Dakota rates within that proceeding. The SDPUC required initial comments by February 1, 2018 and indicated that revenues collected subsequent to December 31, 2017 would be subject to refund, pending determination of the impacts of the TCJA. OTP is still assessing these impacts and will continue to work with the respective Commissions to determine if any rate adjustments are necessary and, if so, to determine the appropriate timing and approach for making those adjustments.

Major Capital Expenditure Projects

Below are descriptions of OTP’s major capital expenditure projects that have had, or will have, a significant impact on OTP’s revenue requirements, rates and alternative revenue recovery mechanisms, followed by summaries of the material regulations of each jurisdiction applicable to OTP’s electric operations, as well as any specific electric rate proceedings during the last three years with the MPUC, the NDPSC, the SDPUC and the FERC. The Company’s manufacturing and plastic pipe businesses are not subject to direct regulation by any of these agencies.

Big Stone South–Ellendale Multi-Value Transmission Project (MVP)—This is a 345 kiloVolt (kV) transmission line that will extend 163 miles between a substation near Big Stone City, South Dakota and a substation near Ellendale, North Dakota. OTP jointly developed this project with Montana-Dakota Utilities Co., a division of MDU Resources Group, Inc., and the parties will have equal ownership interest in the transmission line portion of the project. MISO approved this project as an MVP under the MISO Open Access Transmission, Energy and Operating Reserve Markets Tariff (MISO Tariff) in December 2011. MVPs are designed to enable the region to comply with energy policy mandates and to address reliability and economic issues affecting multiple areas within the MISO region. The cost allocation is designed to ensure the costs of transmission projects with regional benefits are properly assigned to those who benefit. Construction began on this line in the second quarter of 2016 and is expected to be completed in 2019. OTP’s capitalized costs on this project as of December 31, 2017 were approximately $90 million, which includes assets that are 100% owned by OTP.

Big Stone South–Brookings MVP—This 345-kV transmission line extends approximately 70 miles between a substation near Big Stone City, South Dakota and the Brookings County Substation near Brookings, South Dakota. OTP and Northern States Power – Minnesota, a subsidiary of Xcel Energy Inc., jointly developed this project and the parties have equal ownership interest in the transmission line portion of the project. MISO approved this project as an MVP under the MISO Tariff in December 2011. Construction began on this line in the third quarter of 2015 and the line was energized on September 8, 2017. OTP’s capitalized costs on this project as of December 31, 2017 were approximately $73 million, which includes assets that are 100% owned by OTP.

Fargo–Monticello 345-kV Project—OTP invested approximately $81 million and has a 14.2% ownership interest in the jointly-owned assets of this 240-mile transmission line, and owns 100% of certain assets of the project. The final phase of this project was energized on April 2, 2015.

Brookings–Southeast Twin Cities 345-kV Project—OTP invested approximately $26 million and has a 4.8% ownership interest in this 250-mile transmission line. The MISO granted unconditional approval of this project as an MVP under the MISO Tariff in December 2011. The final segments of this line were energized on March 26, 2015.

Big Stone Plant Air Quality Control System (AQCS)—OTP completed construction and testing of the Big Stone Plant AQCS in the fourth quarter of 2015 and placed the AQCS into commercial operation on December 29, 2015. OTP’s capitalized cost of the project, excluding allowance for funds used during construction, was approximately $200 million.

Recovery of OTP’s major transmission investments is through the MISO Tariff (several as MVPs) and, currently, North Dakota and South Dakota Transmission Cost Recovery (TCR) Riders.

Minnesota

Under the Minnesota Public Utilities Act (the MPU Act), OTP is subject to the jurisdiction of the MPUC with respect to rates, issuance of securities, depreciation rates, public utility services, construction of major utility facilities, establishment of exclusive assigned service areas, contracts and arrangements with subsidiaries and other affiliated interests, and other matters. The MPUC has the authority to assess the need for large energy facilities and to issue or deny certificates of need, after public hearings, within one year of an application to construct such a facility.

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

2016 General Rate Case—The MPUC rendered its final decision in OTP’s 2016 general rate case in March 2017 and issued its written order on May 1, 2017. Pursuant to the order, OTP’s allowed rate of return on rate base decreased from 8.61% to 7.5056% and its allowed rate of return on equity decreased from 10.74% to 9.41%. On July 6, 2017 the MPUC denied OTP’s request for reconsideration of certain of the MPUC’s rulings in the rate case and confirmed its May 1, 2017 order.

The MPUC’s order also included: (1) the determination that all costs (including FERC allocated costs and revenues) of the Big Stone South–Brookings and Big Stone South–Ellendale MVP projects will be included in the Minnesota TCR rider and jurisdictionally allocated to OTP’s Minnesota customers, and (2) approval of OTP’s proposal to transition rate base, expenses and revenues from Environmental Cost Recovery (ECR) and TCR riders to base rate recovery, with the transition occurring when final rates are implemented. The rate base balances, expense levels and revenue levels existing in the riders at the time of implementation of final rates were used to establish the amounts transitioned to base rates. Certain MISO expenses and revenues will remain in the TCR rider to allow for the ongoing refund or recovery of these variable revenues and costs.

Information on interim and final rate increases and interim revenue refunds accrued is detailed in the tables below:

($ in thousands)	Interim Rates Authorized April 14, 2016	Final Rates
Revenue Increase – Annualized based on Test Year Data	$16,816	$10,471
Revenue Percent Increase	9.56%	5.34%
Return on Rate Base	8.07%	7.5056%
Jurisdictional Rate Base based on Test Year Data	$483,000	$471,000
Return on Equity	10.40%	9.41%
Based on Equity to Total Capital of	52.50%	52.50%
Debt to Total Capital	47.50%	47.50%

Interim Revenue (in thousands)	April 16, 2016 through October 31, 2017
Billed	$23,289
Accrued Refund	$8,779
Net Interim Revenue	$14,510
Interest on Refundable Amount	$265
Final Refund	$9,044

The final interim rate refund, including interest was applied as a credit to Minnesota customers’ electric bills beginning November 17, 2017.

In addition to the interim rate refund, OTP will be required to refund the difference between (1) amounts collected under its Minnesota ECR and TCR riders based on the return on equity (ROE) approved in its most recent rider update and (2) amounts that would have been collected based on the lower 9.41% ROE approved in its 2016 general rate case going back to April 16, 2016, the date interim rates were implemented. As of October 31, 2017 the revenues collected under the Minnesota ECR and TCR riders subject to refund due to the lower ROE rate and other adjustments were $0.9 million and $1.4 million, respectively. These amounts will be refunded to Minnesota customers over a 12-month period through reductions in the Minnesota ECR and TCR rider rates in effect November 1, 2017, as approved by the MPUC. The TCR rate is provisional and subject to revision under a separate docket.

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

On April 26, 2017 the MPUC issued an order approving OTP’s 2017-2031 IRP filing with modifications and setting requirements for the next resource plan. The approved plan with modifications included the following items:

●	The addition of 200 megawatts (MW) of wind resources in the 2018 to 2020 timeframe.
●	The addition of 30 MW of solar resources by 2020 to comply with Minnesota's Solar Energy Standard.
●	The addition of up to 250 MW of peaking capacity in 2021.
●	Average annual energy savings of 46.8 gigawatt-hours (1.6% of retail sales).
●	Modification of OTP’s IRP to include 100 MW to 200 MW of wind in the 2022 to 2023 timeframe.

The MPUC ordered OTP to file its next IRP no later than June 3, 2019.

Fuel and Purchased Power Costs Recovery—On December 19, 2017, the MPUC issued an order authorizing the implementation of a new fuel clause adjustment mechanism to be implemented July 1, 2019. Prior to implementation, OTP will be required to submit forecasted monthly fuel cost rates for the twelve-month period beginning July 1, 2019. Upon approval by the MPUC, those rates will be published in advance of each year to give customers notice of the next years’ monthly fuel rates, and those will be the rates OTP will charge per kWh to cover fuel costs. OTP will track its actual costs throughout the year and then file an annual report with the MPUC comparing the actual cost per kWh to the billed cost per kwh to determine if any over or under collection of costs occurred. OTP would refund any over-collections, or in the case of an under-collection, need to show prudence of costs before allowed recovery of under-collections. The refund of any over-collection or recovery of any under-collection would be handled through a true-up mechanism. OTP will be working with other Minnesota utilities, the MNDOC and other stakeholders to address questions and further develop the mechanism prior to implementation.

On implementation of the order, OTP will be required to reserve revenues, accrue a liability and refund amounts of fuel and purchased power and related costs collected in excess of amounts for which it was granted recovery in its rate case or annual fuel cost adjustment filing that preceded the annual period of recovery. OTP will no longer be able to accrue revenue and a regulatory asset for fuel and purchased power costs incurred in excess of amounts it was allowed to recover unless and until recovery of those excess amounts has been granted through a true-up mechanism that will be provided for in a subsequent order to be issued by the MPUC. This mechanism for recovery of fuel and purchased power and related costs incurred to serve Minnesota customers could result in reductions in Electric segment operating income margins and variability in the Company’s consolidated net income in future periods if those costs exceed forecasted costs.

Renewable Energy Standards, Conservation, Renewable Resource Riders—Minnesota law favors conservation over the addition of new resources. In addition, Minnesota law requires the use of renewable resources where new supplies are needed, unless the utility proves that a renewable energy facility is not in the public interest. An existing environmental externality law requires the MPUC, to the extent practicable, to quantify the environmental costs associated with each method of electricity generation, and to use such monetized values in evaluating generation resources. The MPUC must disallow any nonrenewable rate base additions (whether within or outside of the state) or any related rate recovery, and may not approve any nonrenewable energy facility in an IRP, unless the utility proves that a renewable energy facility is not in the public interest. The state has prioritized the acceptability of new generation with wind and solar ranked first, the highest ranking and coal and nuclear ranked fifth, the lowest ranking. The MPUC’s currently applicable estimate of the range of costs of future carbon dioxide (CO2) regulation to be used in modeling analyses for resource plans is $9.00 to $34.00 per ton of CO2 commencing in 2022. The MPUC is required to annually update these estimates. The MNDOC and the Minnesota Pollution Control Agency (MPCA) have recommended the new range to be $5.00 to $25.00 per ton beginning in 2025. The MPUC will likely rule on this docket during the second quarter of 2018.

Minnesota has a renewable energy standard which requires OTP to generate or procure sufficient renewable generation such that the following percentages of total retail electric sales to Minnesota customers come from qualifying renewable sources: 17% by 2016; 20% by 2020 and 25% by 2025. In addition, Minnesota law requires 1.5% of total Minnesota electric sales by public utilities to be supplied by solar energy by 2020. For a public utility with between 50,000 and 200,000 retail electric customers, such as OTP, at least 10% of the 1.5% requirement must be met by solar energy generated by or procured from solar photovoltaic devices with a nameplate capacity of 40 kWs or less. If approved by the MPUC, individual customer subscriptions to an OTP-operated community solar garden program of 40 kWs or less could be applied toward the 10% requirement. OTP has purchased enough utility-scale solar energy credits to meet its expected 2020 Minnesota obligation. Under certain circumstances and after consideration of costs and reliability issues, the MPUC may modify or delay implementation of the standards. OTP has acquired sufficient renewable resources to currently comply with Minnesota renewable energy standards. OTP is evaluating potential options for maintaining compliance and meeting the solar energy standard. Projected capital expenditures include $30 million for solar generation in 2021. OTP’s compliance with the Minnesota renewable energy standard will be measured through the Midwest Renewable Energy Tracking System.

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

Based on results from the 2016 MNCIP program year, OTP recognized MNCIP financial incentives of $5.1 million in 2016, which included a $0.1 million true-up of 2015 financial incentives earned. The 2016 program resulted in an approximate 18% increase in energy savings compared to 2015 program results. On March 31, 2017 OTP requested approval for recovery of its 2016 MNCIP program costs not included in base rates, $5.0 million in performance incentives and an update to the MNCIP surcharge from the MPUC. On September 15, 2017 the MPUC issued an order approving OTP’s request with an effective date of October 1, 2017.

Based on results from the 2017 MNCIP program year, OTP recognized a financial incentive of $2.6 million in 2017. The 2017 program resulted in an approximate 10% decrease in energy savings compared to 2016 program results. OTP will request approval for recovery of its 2017 MNCIP program costs not included in base rates, a $2.6 million financial incentive and an update to the MNCIP surcharge from the MPUC by April 1, 2018.

In 2016 the MNDOC opened a docket to investigate how investor-owned utilities calculate their avoided costs pertaining to transmission and distribution. Avoided costs are the basis of MNCIP program benefits which, going forward, will establish OTP’s financial incentive. On May 23, 2016 the MNDOC accepted OTP’s 2017 avoided costs calculation, but is requiring Minnesota investor-owned utilities to undergo an analysis of transmission and distribution avoided costs for 2018 and 2019. OTP is participating in a stakeholder group with the MNDOC, Xcel Energy Inc., and Minnesota Power to determine the best method for calculating avoided costs. On September 29, 2017, MNDOC issued a decision on utilities’ transmission and distribution avoided costs. The decision did not require OTP to update avoided costs or cost-effectiveness for the 2017-2019 MNCIP triennial plan. The decision directed OTP to use the discrete approach methodology to calculate avoided transmission and distribution costs as part of OTP’s 2020-2022 MNCIP triennial plans.

Transmission Cost Recovery Rider—The MPU Act provides a mechanism for automatic adjustment outside of a general rate proceeding to recover the costs of new transmission facilities that have been previously approved by the MPUC in a CON proceeding, certified by the MPUC as a Minnesota priority transmission project, made to transmit the electricity generated from renewable generation sources ultimately used to provide service to the utility's retail customers, or exempt from the requirement to obtain a Minnesota CON. The MPUC may also authorize cost recovery via such TCR riders for charges incurred by a utility under a federally approved tariff that accrue from other transmission owners’ regionally planned transmission projects that have been determined by the MISO to benefit the utility or integrated transmission system. The MPU Act also authorizes TCR riders to recover the costs of new transmission facilities approved by the regulatory commission of the state in which the new transmission facilities are to be constructed, to the extent approval is required by the laws of that state, and determined by the MISO to benefit the utility or integrated transmission system. Finally, under certain circumstances, the MPU Act also authorizes TCR riders to recover the costs associated with distribution planning and investments in distribution facilities to modernize the utility grid. Such TCR riders allow a return on investment at the level approved in a utility’s last general rate case. Additionally, following approval of the rate schedule, the MPUC may approve annual rate adjustments filed pursuant to the rate schedule. MISO regional cost allocation allows OTP to recover some of the costs of its transmission investment from other MISO customers.

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

OTP filed an update to its TCR rider on April 29, 2016 to incorporate the impact of bonus depreciation for income taxes, an adjusted rate of return on rate base and allocation factors to align with its 2016 general rate case request. On July 5, 2016 the MPUC issued an order approving the proposed rates on a provisional basis, as recommended by the MNDOC. The proposed rate changes went into effect on September 1, 2016. On October 30, 2017 the MPUC issued an order resetting OTP’s Minnesota TCR rates in effect since September 1, 2016 to refund $3.3 million previously collected under the rider, beginning November 1, 2017. The reset rates were approved on a provisional basis in the Minnesota general rate case docket, subject to revision in a separate docket.

In OTP’s 2016 general rate case order issued on May 1, 2017, the MPUC ordered OTP to include, in the TCR rider retail rate base, Minnesota’s jurisdictional share of OTP’s investment in the Big Stone South–Brookings and Big Stone South–Ellendale MVP Projects and all revenues received from other utilities under MISO’s tariffed rates as a credit in its TCR revenue requirement calculations. In doing so, the MPUC’s order diverts interstate wholesale revenues that have been approved by the FERC to offset FERC-approved expenses, effectively reducing OTP’s recovery of those FERC-approved expense levels. The MPUC-ordered treatment will result in the projects being treated as retail investments for Minnesota retail ratemaking purposes. Because the FERC’s revenue requirements and authorized returns will vary from the MPUC revenue requirements and authorized returns for the project investments over the lives of the projects, the impact of this decision will vary over time and be dependent on the differences between the revenue requirements and returns in the two jurisdictions at any given time. On August 18, 2017 OTP filed an appeal of the MPUC order with the Minnesota Court of Appeals to contest the portion of the order requiring OTP to allocate costs between jurisdictions of the FERC MVP transmission projects in the TCR rider. OTP believes the MPUC-ordered treatment conflicts with federal authority over transmission of electricity in interstate commerce and rates for the transmission of electricity subject to the jurisdiction of the FERC as set forth in the Federal Power Act of 1935, as amended (Federal Power Act). The decision is expected in late 2018.

Environmental Cost Recovery Rider—The Minnesota ECR rider provided for recovery of OTP’s Minnesota jurisdictional share of the revenue requirements of its investment in the Big Stone Plant AQCS. The ECR rider provided for a return on the project’s construction work in progress (CWIP) balance at the level approved in OTP’s 2010 general rate case. OTP filed its 2015 annual update on July 31, 2015, with a request to keep the 2014 annual update rate in place. On December 21, 2015 OTP filed a supplemental filing with updated financial information. The MPUC issued an order on March 9, 2016 approving OTP’s request to leave the 2014 annual update rate in place. OTP filed an update to its Minnesota ECR rider on April 29, 2016 to incorporate the impact of bonus depreciation for income taxes, an adjusted rate of return on rate base and allocation factors to align with its 2016 general rate case request, with an effective date of September 1, 2016. On July 5, 2016 the MPUC issued an order approving the proposed rates on a provisional basis. On October 30, 2017 the MPUC issued an order resetting OTP’s Minnesota ECR rate in effect since September 1, 2016 to refund $1.9 million previously collected under the rider, beginning November 1, 2017. In its 2016 general rate case order, the MPUC approved OTP’s proposal to transition eligible rate base and expense recovery from the ECR rider to base rate recovery, effective with implementation of final rates in November 2017.

Reagent Costs and Emission Allowances—On July 31, 2014 OTP filed a request with the MPUC to revise its Fuel Clause Adjustment (FCA) rider in Minnesota to include recovery of reagent and emission allowance costs. On March 12, 2015 the MPUC denied OTP’s request to revise its FCA rider to include recovery of these costs. These costs were included in OTP’s 2016 general rate case in Minnesota and were considered for recovery either through the FCA rider or general rates. In its 2016 general rate case order issued May 1, 2017 the MPUC again denied OTP’s request for recovery of test-year reagent costs and emission allowances in base fuel costs or through the FCA rider. Instead, the test-year costs will be recovered in general rates and variability of those costs in excess of amounts included in general rates will only be recovered to the extent actual kwh sales exceed forecasted kwh sales used to establish general rates.

Capital Structure Petition—Minnesota law requires an annual filing of a capital structure petition with the MPUC. In this filing the MPUC reviews and approves the capital structure for OTP. Once the petition is approved, OTP may issue securities without further petition or approval, provided the issuance is consistent with the purposes and amounts set forth in the approved capital structure petition. The MPUC approved OTP’s most recent capital structure petition on September 1, 2017, allowing for an equity to total capitalization ratio between 47.4% and 58.0%, with total capitalization not to exceed $1,178,024,000 until the MPUC issues a new capital structure order for 2018. OTP is required to file its 2018 capital structure petition no later than May 1, 2018.

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

General Rates—On November 2, 2017 OTP filed a request with the NDPSC for a rate review and an effective increase in annual revenues from non-fuel base rates of $13.1 million or 8.72%. In the request, OTP proposed an allowed return on rate base of 7.97% and an allowed rate of return on equity of 10.30%. On December 20, 2017 the NDPSC approved OTP’s request for interim rates to increase annual revenue collections by $12.8 million, effective January 1, 2018. OTP used a lower rate of return on equity in the calculation of interim rates based on the rate of return on equity used in its 2018 test-year rate request.

OTP’s most recent general rate increase in North Dakota of $3.6 million, or approximately 3.0%, was granted by the NDPSC in an order issued on November 25, 2009 and effective December 2009. Pursuant to the order, OTP’s allowed rate of return on rate base was set at 8.62%, and its allowed rate of return on equity was set at 10.75%.

Renewable Resource Adjustment—OTP has a North Dakota Renewable Resource Adjustment (NDRRA) which enables OTP to recover the North Dakota share of its investments in renewable energy facilities it owns in North Dakota. This rider allows OTP to recover costs associated with new renewable energy projects as they are completed, along with a return on investment. The NDPSC approved OTP’s 2014 annual update to the NDRRA, including a change in rate design from an amount per kwh consumed to a percentage of a customer’s bill, on March 25, 2015 with an effective date of April 1, 2015. OTP submitted its 2015 annual update to the NDRRA rider rate on December 31, 2015 with a requested implementation date of April 1, 2016. On February 25, 2016 OTP made a supplemental filing to address the impact of bonus depreciation for income taxes and related deferred tax assets on the NDRRA, as well as an adjustment to the estimated amount of Federal Production Tax Credits used. The NDPSC approved the NDRRA 2015 annual update on June 22, 2016 with an effective date of July 1, 2016. The updated NDRRA reflects a reduction in the ROE component of the rate from 10.75%, approved in OTP’s most recent general rate case, to 10.50%. OTP submitted its 2016 annual update to the NDRRA rider rate on December 30, 2016, requesting a decrease to the NDRRA rate from 7.573% to 7.005%. The NDPSC approved the NDRRA 2016 annual update on March 15, 2017 with an effective date of April 1, 2017.

In conjunction with OTP’s November 2, 2017 general rate case filing, OTP submitted an updated proposal to adjust the NDRRA rate to reflect updated costs and collections, as well as reflect a rate of return and capital structure level consistent with those proposed in the general rate case. The NDPSC approved the update to the NDRRA rate in conjunction with approving the rate case interim rates. The new NDRRA rate increased from 7.005% to 7.756% with an effective date of January 1, 2018.

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

On August 31, 2015 OTP filed its 2015 annual update to its North Dakota TCR rider rate requesting recovery of approximately $10.2 million for 2016 compared with $8.5 million for 2015, including costs assessed by the MISO as well as costs from the Southwest Power Pool (SPP) that OTP began incurring January 1, 2016. These costs are associated with OTP’s load connected to the transmission system of Central Power Electric Cooperative (CPEC). OTP’s load became subject to SPP transmission-related charges when CPEC transmission assets were added to the SPP. The NDPSC approved OTP’s 2015 annual update to its TCR rider rate on December 16, 2015, with an effective date of January 1, 2016.

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

On August 31, 2017 OTP filed its annual update to the TCR rider requesting a revenue requirement of $8.6 million. OTP filed a supplemental filing on November 2, 2017, reducing its revenue requirement request by $0.6 million to $8.0 million to reflect the rate of return and allocation factors used in its submitted general rate case also filed on November 2, 2017. The NDPSC approved the update for recovery of the $8.0 million revenue requirement on November 29, 2017. The new rates went into effect on January 1, 2018.

Environmental Cost Recovery Rider—OTP has an ECR rider in North Dakota to recover its North Dakota jurisdictional share of the revenue requirements associated with its investment in the Big Stone Plant AQCS and Hoot Lake Plant Mercury and Air Toxics Standards (MATS) projects. The ECR rider provides for a return on investment at the level approved in OTP’s most recent general rate case and for recovery of OTP’s North Dakota share of reagent and emission allowance costs.

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

On March 31, 2017 OTP filed its annual update to the ECR rider requesting a reduction in the rate from 7.904% to 7.633% of base rates, or a revenue requirement reduction from $10.4 million to $9.9 million, effective July 1, 2016. The rate reduction request was primarily due to a reduction in the projects’ unrecovered costs and lower net book values as a result of depreciation. The filing was approved on July 12, 2017.

In conjunction with OTP’s November 2, 2017 general rate case filing, OTP submitted an updated proposal to adjust the ECR rider rate to reflect updated costs and collections, as well as reflect a rate of return and capital structure level consistent with those proposed in the general rate case. The NDPSC approved the update to the ECR rider rate in conjunction with approving the general rate case interim rates. The new ECR rate decreased from 7.633% to 6.629% with an effective date of January 1, 2018.

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

South Dakota

Under the South Dakota Public Utilities Act, OTP is subject to the jurisdiction of the SDPUC with respect to rates, public utility services, construction of major utility facilities, establishment of assigned service areas and other matters. Under the South Dakota Energy Facility Permit Act, the SDPUC has the authority to approve sites in South Dakota for large energy conversion facilities (100,000 kW or more) and most transmission lines with a design of 115 kV or more.

2010 General Rate Case—OTP’s most recent general rate increase in South Dakota of approximately $643,000 or approximately 2.32% was granted by the SDPUC in an order issued on April 21, 2011 and effective with bills rendered on and after June 1, 2011. Pursuant to the order, OTP’s allowed rate of return on rate base was set at 8.50%.

Transmission Cost Recovery Rider—South Dakota law provides a mechanism for automatic adjustment outside of a general rate proceeding to recover jurisdictional capital and operating costs incurred by a public utility for new or modified electric transmission facilities. OTP has a TCR rider in South Dakota to recover its South Dakota jurisdictional share of the revenue requirements associated with its investment in new or modified electric transmission facilities. The SDPUC approved OTP’s 2014 annual update on February 13, 2015 with an effective date of March 1, 2015. OTP filed its 2015 annual update on October 30, 2015 with a proposed effective date of March 1, 2016. A supplemental filing was made on February 3, 2016 to true-up the filing to include the impact of bonus depreciation elected for 2015, the inclusion of a deferred tax asset relating to a net operating loss and the proration of accumulated deferred income taxes. This update included the recovery of new SPP transmission costs OTP began to incur on January 1, 2016. On February 12, 2016 the SDPUC approved OTP’s annual update to its TCR rider, with an effective date of March 1, 2016. On November 1, 2016 OTP filed the annual update to the South Dakota TCR rider. OTP made a supplemental filing on January 20, 2017 to include updated costs through December 2016 as well as updated forecast information. On February 17, 2017 the SDPUC approved OTP’s annual update to its TCR rider, with an effective date of March 1, 2017. On November 1, 2017 OTP filed the annual update to the South Dakota TCR rider with a requested annual revenue requirement of $1.8 million and effective date of March 1, 2018. A supplemental filing was made on January 29, 2018 to reflect updated costs and collections and incorporate the impact of the reduction in the federal corporate income tax rate from 35% to 21% effective January 1, 2018. The updated revenue requirement requested is $1,778,992.

Environmental Cost Recovery Rider— OTP has an ECR rider in South Dakota to recover its South Dakota jurisdictional share of the revenue requirements associated with its investment in the Big Stone Plant AQCS and Hoot Lake Plant MATS projects. On August 31, 2015 OTP filed its annual update to the South Dakota ECR requesting recovery of approximately $2.7 million in annual revenue. The SDPUC approved the request on October 15, 2015 with an effective date of November 1, 2015. On August 31, 2016 OTP filed its 2016 update to the ECR rider, requesting recovery of approximately $2.3 million in annual revenue. The SDPUC approved the request on October 26, 2016 with an effective date of November 1, 2016. The lower revenue requirement is a result of the implementation of federal bonus depreciation taken on the Big Stone Plant AQCS. On August 31, 2017 OTP filed its 2017 update to the ECR rider, requesting recovery of approximately $2.1 million in annual revenue. The SDPUC approved the request on October 13, 2017 with an effective date of November 1, 2017.

Reagent Costs and Emission Allowances—OTP’s South Dakota jurisdictional share of reagent costs and emission allowances is currently being recovered in its South Dakota FCA rider.

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

On May 1, 2017 OTP filed its 2016 South Dakota EEP Status Report, financial incentive and surcharge adjustment with the SDPUC. The filing requested approval of an incentive of $105,900 and an increase in the EEP surcharge from $0.00114/kwh to $0.00138/kwh effective July 1, 2017. The SDPUC approved the request on June 21, 2017.

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

Based on the probable reduction by the FERC in the ROE component of the MISO Tariff, OTP had a $2.7 million liability on its balance sheet as of December 31, 2016, representing OTP’s best estimate of the refund obligations that would arise, net of amounts that would be subject to recovery under state jurisdictional TCR riders, based on a reduced ROE. MISO processed the refund for the FERC-ordered reduction in the MISO Tariff allowed ROE for the first 15-month refund period in its February and June 2017 billings. The refund, in combination with a decision in the 2016 Minnesota general rate case that affected the Minnesota TCR rider, has resulted in a reduction in OTP’s accrued MISO Tariff ROE refund liability from $2.7 million on December 31, 2016 to $1.6 million as of December 31, 2017.

In June 2014, the FERC adopted a two-step ROE methodology for electric utilities in an order issued in a complaint proceeding involving New England Transmission Owners (NETOs). The issue of how to apply the FERC ROE methodology has been contested in various complaint proceedings, including the two ROE complaints involving MISO transmission owners discussed above. In April 2017 the Court of Appeals for the District of Columbia (D.C. Circuit) vacated and remanded the FERC’s June 2014 ROE order in the NETOs’ complaint. The D.C. Circuit found that the FERC had not properly determined that the ROE authorized for NETOs prior to June 2014 was unjust and unreasonable. The D.C. Circuit also found that the FERC failed to justify the new ROE methodology. OTP will await the FERC response to the April 2017 action of the D.C. Circuit before determining if an adjustment to its accrued refund liability is required. On September 29, 2017 the MISO transmission owners filed a motion to dismiss the second complaint based on the D.C. Circuit decision in the NETO complaint. If the FERC were to act on a motion to dismiss, it would eliminate the refund obligation from the second complaint and the ROE from the first complaint would remain in effect.

Together with as many as 200 utilities, generators and power marketers, OTP participated in proceedings before the FERC regarding the calculation, assessment and implementation of MISO Revenue Sufficiency Guarantee (RSG) charges for entities participating in the MISO wholesale energy market since that market’s start on April 1, 2005 until the conclusion of the proceedings on May 2, 2015. The proceedings fundamentally concerned MISO’s application of its MISO RSG rate on file with the FERC to market participants, revisions to the RSG rate based on several FERC orders, and the FERC’s decision to not resettle the markets based on MISO application of the RSG rate to market participants. Several of the FERC’s orders are on review in a set of consolidated cases before the D.C. Circuit. The consolidated petitions at the D.C. Circuit involve multiple petitioners and intervenors. OTP is an intervenor in these cases. Final briefs were filed in January 2018. Oral arguments for this case are expected in the spring of 2018 with a final decision expected late in 2018. MISO has not made available past billing or resettlement data necessary for determining amounts that might be payable if the FERC’s decisions are reversed. Therefore, the Company cannot estimate OTP’s exposure at this time from a final order reversing the relevant FERC orders, which could have an adverse effect on the Company’s results of operations.

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

The MRO region covers roughly one million square miles spanning the provinces of Saskatchewan and Manitoba, the states of North Dakota, Minnesota, Nebraska and the majority of territory in the states of South Dakota, Iowa and Wisconsin. The region includes more than 130 organizations that are involved in the production and delivery of power to more than 20 million people. These organizations include municipal utilities, cooperatives, investor-owned utilities, a federal power marketing agency, Canadian Crown Corporations, independent power producers and others who have interests in the reliability of the bulk power system.

To ensure our compliance with NERC standards, the MRO periodically audits OTP. OTP’s most recent audit began with a notification in October 2015 and MRO audit staff conducted fieldwork in January 2016. On February 3, 2017 OTP received the final audit report from the MRO audit team. The MRO found no potential violations at OTP. OTP’s next audit will take place in the first quarter of 2019.

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

Environmental Regulation

Impact of Environmental Laws—OTP’s existing generating plants are subject to stringent federal and state standards and regulations regarding, among other things, air, water and solid waste pollution. In the five years ended December 31, 2017 OTP invested approximately $202 million in environmental control facilities. The 2018 and 2019 construction budgets include approximately $5 million and $4 million, respectively, for environmental equipment for existing facilities.

Air Quality - Criteria Pollutants—Pursuant to the Clean Air Act (CAA), the Environmental Protection Agency (EPA) has promulgated national primary and secondary standards for certain air pollutants.

The primary fuels burned by OTP’s steam generating plants are North Dakota lignite coal and western subbituminous coal. Hoot Lake Plant, Big Stone Plant, and Coyote Station are currently operating within all presently applicable federal and state air quality and emission standards.

The CAA, in addressing acid deposition, imposed requirements on power plants in an effort to reduce national emissions of sulfur dioxide (SO2) and nitrogen oxides (NOx).

The national Acid Rain Program SO2 emission reduction goals are achieved through a market based system under which power plants are allocated "emissions allowances" that require plants to either reduce their SO2 emissions or acquire allowances from others to achieve compliance. Each allowance is an authorization to emit one ton of SO2. SO2 emission requirements are currently being met by all of OTP’s generating facilities without the need to acquire additional allowances for compliance.

The national Acid Rain Program NOx emission reduction goals are achieved by imposing mandatory emissions standards on individual sources. All of OTP’s generating facilities met the NOx standards during 2017.

The Cross-State Air Pollution Rule (CSAPR) requires SO2 and NOx emission reductions in primarily eastern states in order to allow downwind states to achieve national ambient air quality standards (NAAQS). CSAPR's Phase 1 emission budgets began on January 1, 2015 for the annual SO2 and NOx programs, with stricter Phase 2 budgets beginning in 2017.

The CSAPR rule applies to OTP’s Solway gas peaking plant and the Hoot Lake coal-fired plant in Minnesota. Minnesota is considered a Group 2 state for SO2 compliance. Any SO2 allowances that need to be obtained for Hoot Lake Plant will need to be from an entity in a Group 2 state. The impact of the CSAPR rule is anticipated to be minimal due to the sharp decline in Group 2 SO2 allowance prices since 2016 and reduced dispatch of Hoot Lake Plant.

On September 7, 2016 the EPA finalized an update to the CSAPR to address interstate emission transport with respect to the more recent 2008 ozone NAAQS. The updated CSAPR does not apply to Minnesota, North Dakota and South Dakota.

On October 1, 2015 the EPA announced that it tightened the primary and secondary NAAQS for ozone from 75 parts per billion (ppb) to 70 ppb. This was at the upper end of the range of which the EPA had proposed, which was 65 to 70 ppb. On November 16, 2017 EPA issued a final rule determining that all of the areas in the states in which OTP operates will be designated as attainment/unclassifiable.

In June 2010, the EPA established a new primary NAAQS for SO2 at a level of 75 ppb on a 1-hour average. Designations for this standard are proceeding under several different pathways. For certain large sources as defined by 2012 emissions, including Big Stone Plant and Coyote Station, the EPA entered into a consent decree with the Sierra Club/Natural Resources Defense Council that required the EPA to promulgate final designations near those sources by July 2, 2016. On June 30, 2016, the EPA signed a final rule that designated the areas around Big Stone Plant and Coyote Station as being in attainment/unclassifiable with the 1-hour SO2 NAAQS. Numerous other sources, including Hoot Lake Plant, are covered by the EPA's final Data Requirements Rule (DRR) that was finalized in August 2015. The DRR requires states to provide either modeling or monitoring data to adequately characterize SO2 emissions surrounding those sources. Based on modeling, in January 2018, the EPA published a final determination of attainment/unclassifiable for the county in which Hoot Lake Plant resides.

Air Quality – Hazardous Air Pollutants—On December 16, 2011 the EPA signed a final rule to reduce mercury and other air toxics emissions from power plants known as the MATS rule. With the installation of new pollution control equipment in 2015, OTP's affected units are meeting current requirements. Emissions monitoring equipment and/or stack testing is being used to verify compliance with the standards. Litigation surrounding the MATS rule is ongoing despite the expiration of the compliance deadlines, and the rule remains in effect while the litigation continues. On April 15, 2016 the EPA issued a supplemental finding that the MATS rule continues to be “appropriate and necessary” when considering the costs of compliance. Litigation surrounding this finding is being held in abeyance while EPA considers whether it should be maintained, modified or otherwise reconsidered.

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

Air Quality – Regional Haze Program— The Regional Haze Rule requires emissions reductions from certain sources that are deemed to contribute to visibility impairment in Class I air quality areas. Based on the South Dakota Department of Environment and Natural Resources’ determination and the final South Dakota Regional Haze State Implementation Plan approved by the EPA on March 29, 2012, Big Stone Plant was required to install Selective Catalytic Reduction and separated over-fire air to reduce NOx emissions, dry flue gas desulfurization to reduce SO2 emissions, and a new baghouse for particulate matter control. The Big Stone Plant compliant AQCS equipment was placed into commercial operation on December 29, 2015.

The North Dakota Regional Haze State Implementation Plan requires that Coyote Station reduce its NOx emissions to 0.5 pounds per million Btu as calculated on a 30-day rolling average basis beginning on July 1, 2018. The control equipment was installed during a spring 2016 outage.

Air Quality – Greenhouse Gas (GHG) Regulation—Combustion of fossil fuels for the generation of electricity is a considerable stationary source of CO2 emissions in the United States and globally. OTP is an owner or part-owner of three baseload, coal-fired electricity generating plants and three fuel-oil or natural gas-fired combustion turbine peaking plants with a combined net dependable capacity of 650 MW. In 2017 these plants emitted approximately 2.9 million tons of CO2.

In April 2007, the U.S. Supreme Court issued a decision that determined that the EPA has authority to regulate CO2 and other GHGs from automobiles as “air pollutants” under the CAA. The EPA thereafter conducted a rulemaking to determine whether GHG emissions contribute to climate change “which may reasonably be anticipated to endanger public health or welfare.” While this case addressed a provision of the CAA related to emissions from motor vehicles, a parallel provision of the CAA applies to stationary sources such as electric generators. The EPA determined that parallel provision would be automatically triggered once the EPA began regulating motor vehicle GHG emissions. The first step in the EPA rulemaking process was the publication of an endangerment finding in the December 15, 2009 Federal Register where the EPA found that CO2 and five other GHGs – methane, nitrous oxide, hydrofluorocarbons, perfluorocarbons and sulfur hexafluoride (SF6) – threaten public health and the environment.

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

The EPA has developed New Source Performance Standards (NSPS) for GHGs from new and existing fossil fuel-fired electric generating units. On October 23, 2015 the EPA published the final NSPS under section 111(b) of the CAA that requires certain new units (as well as modified and reconstructed units) to meet CO2 emission standards. New natural gas combustion turbines are required to meet a standard of 1,000 lbs. of CO2 per gross megawatt hour averaged over a 12-month period if they meet the definition of a baseload unit. New natural gas combined cycle units are anticipated to fit into this category. Simple cycle combustion turbines are regulated in a non-baseload category that is required to meet a heat input based standard that can be met by burning clean fuels such as natural gas. This rule was challenged by a number of parties and litigation is pending. Therefore, there is uncertainty regarding the future of the NSPS rules.

GHG performance standards for existing sources are being developed under CAA Section 111(d) (111(d) Standard). A 111(d) Standard, unlike those set under CAA Section 111(b), applies to existing sources of a pollutant. Under Section 111(d), the EPA promulgates emission guidelines and the states are then given a period of time to develop plans to implement the standard. The EPA reviews each state-developed standard and then approves it if the state’s plan comports with the federal emission guidelines. If the state does not submit a plan or the EPA finds that the plan is inadequate, the EPA will prescribe a plan for that state.

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

On October 23, 2015 the EPA published final Section 111(d) emission guidelines for existing fossil fuel-fired power plants, termed the Clean Power Plan (CPP). The final rule used a formula to calculate state goals that relied on three building blocks: (1) a heat rate improvement at each coal plant, (2) increased reliance on natural gas combined cycle units, and (3) increased deployment of renewable energy. These building blocks were applied to each grid interconnection that resulted in final national uniform emission rate standards of 1,305 pounds of CO2 per net megawatt hour for coal plants and 771 pounds of CO2 per net megawatt hour for natural gas combined cycle plants. The EPA then translated the rate goals into mass-based goals that can be applied to existing sources or, if a state chooses, a mass-based goal that applies to both existing sources and new sources.

A number of states, utilities, and trade groups filed petitions for review with the D.C. Circuit seeking to overturn the rule, and also moved to stay the rule. On January 14, 2016 the D.C. Circuit denied the stay motions. Numerous petitioners then sought an emergency stay in the U.S. Supreme Court. On February 9, 2016 the U.S. Supreme Court granted a stay of the CPP, pending disposition of petitions for review in the D.C. Circuit. The D.C. Circuit heard oral argument on challenges to the CPP on September 27, 2016 before the full court, and a decision was expected in the first half of 2017. However, pursuant to Executive Order 13783, Promoting Energy Independence and Economic Growth, the EPA was directed to consider suspending, revising or rescinding the CO2 rules discussed above. Thereafter, the EPA issued notices of its intent to review these rules pursuant to the Executive Order, and it filed motions to stay the pending litigation. The D.C. Circuit subsequently issued orders holding in abeyance the appeals of both the NSPS and the CPP, pending EPA review. On October 16, 2017 the EPA published a proposed rule to repeal the CPP, and on December 18, 2017, the EPA announced an Advance Notice of Proposed Rulemaking to solicit information in order to inform the EPA as the Agency considers proposing a future 111(d) rule that is consistent with the legal interpretation discussed in the proposed repeal rule. Therefore, there is uncertainty regarding the future of regulation of CO2 under Section 111(d).

Several states and regional organizations have or will develop state-specific or regional legislative initiatives to reduce GHG emissions through mandatory programs. In 2007 the state of Minnesota passed legislation regarding renewable energy portfolio standards that requires retail electricity providers to obtain 25% of the electric energy sold to Minnesota customers from renewable sources by the year 2025. Additionally, in 2013 the state of Minnesota passed a provision that requires public utilities to generate or procure sufficient electricity generated by solar energy to serve its retail electricity customers in Minnesota so that by the end of 2020, at least 1.5% of the utility's total retail electric sales to retail customers in Minnesota is generated by solar energy. The Minnesota legislature set a January 1, 2008 deadline for the MPUC to establish an estimate of the likely range of costs of future CO2 regulation on electricity generation. The legislation also set state targets for reducing fossil fuel use, included goals for reducing the state's output of GHGs, and restricted importing electricity that would contribute to statewide power sector CO2 emission. The MPUC, in its order dated December 21, 2007, established an estimate of future CO2 regulation costs at between $4.00 per ton and $30.00 per ton emitted in 2012 and after. Annual updates of the range are required. For 2017 the range is $9.05 to $43.06 per ton, and the applicable effective date to begin using CO2 costs in resource planning decisions is 2020. The MNDOC and MPCA have proposed a range of $5.00 to $25.00 per ton beginning in 2025 to be used for 2018.

In 2013, Minnesota opened a new docket to investigate the environmental and socioeconomic costs of externalities associated with electricity generation. This docket studied the impact of CO2 and certain criteria pollutants. A final order was issued on January 3, 2018. The environmental cost values for CO2 range from a low of $8.44 per ton and a high of $39.76 per ton in 2017 to a low of $15.20 per ton and a high of $69.48 per ton in 2050. Low, medium, and high values were also set for various criteria pollutants for rural, metropolitan fringe, and urban areas in the state.

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

While the eventual outcome of GHG regulation is unknown, OTP is taking steps to reduce its carbon footprint and mitigate levels of CO2 emitted in the process of generating electricity for its customers through the following initiatives:

●

Supply efficiency and reliability: Since 2005, SO2, NOx and mercury emitted from OTP’s fossil fuel-fired plants have decreased 55%, 77% and 83%, respectively. OTP’s efforts to increase plant efficiency and add renewable energy to its resource mix have reduced its CO2 intensity. Between 2005 and 2017 OTP decreased its overall system average CO2 emissions intensity by approximately 26%. Further reductions are expected with the anticipated replacement of Hoot Lake Plant generation with natural gas-fired generation in the 2021 timeframe.

●

Conservation: Since 1992 OTP has helped its customers conserve more than 4.3 million cumulative megawatt-hours of electricity, which is roughly equivalent to the amount of electricity that 358,000 average homes would use in a year and represents approximately 352% of the annual energy sales of OTP’s entire residential customer base. Additionally, OTP’s conservation programs contribute 113 MW of load reduction to its system.

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

●

Other: OTP is a participating member of the EPA’s SF6 Emission Reduction Partnership for Electric Power Systems program, which proactively is targeting a reduction in emissions of SF6, a potent GHG. SF6 has a global-warming potential 23,900 times that of CO2. OTP participates in carbon sequestration research through the Plains CO2 Reduction Partnership through the University of North Dakota’s Energy and Environmental Research Center. This Partnership is a collaborative effort of approximately 100 public and private sector stakeholders working toward a better understanding of the technical and economic feasibility of capturing and storing anthropogenic CO2 emissions from stationary sources in central North America.

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

On May 9, 2014 the EPA Administrator signed a final rule implementing Section 316(b) of the Clean Water Act establishing standards for cooling water intake structures for certain existing facilities. The final rule includes seven compliance options, plus a potential "de minimis" option that is not well defined. Although the impact of the Hoot Lake Plant intake structure has been extensively evaluated in two separate studies both of which showed minimal impact, OTP will need to have state agency discussions during the renewal of the Hoot Lake Plant NPDES permit to determine the appropriate path forward. Coyote Station provided various studies with their next NPDES permit renewal application, but minimal impact is anticipated since Coyote Station already uses closed-cycle cooling.

OTP has all federal and state water permits presently necessary for the operation of the Coyote Station, the Big Stone Plant and the Hoot Lake Plant.

OTP owns five small dams on the Otter Tail River, which are subject to FERC licensing requirements. A license for all five dams was issued on December 5, 1991. In June 2015 OTP notified the FERC of its intent to relicense these dams. The current FERC license expires in 2021 and the licensing process takes approximately 5 years. The FERC completed the scoping meeting in the fall of 2016 and issued a study plan determination in April 2017. OTP completed the first round of studies in 2017 and will complete the second round in 2018. These studies will be followed by the filing of the license application in 2019. OTP expects the FERC to issue an order on the license application in 2021. Total nameplate rating (manufacturer’s expected output) of the five dams is 3,250 kW.

Solid Waste—Permits for disposal of ash and other solid wastes have been issued for the Coyote Station, the Big Stone Plant and the Hoot Lake Plant.

On December 19, 2014 the EPA announced a final rule regulating coal combustion residuals (CCR) under the Resource Conservation and Recovery Act regulating the disposal of coal ash generated from the combustion of coal by electric utilities under Subtitle D’s nonhazardous provisions. The final rule was published on April 17, 2015. The rule requires OTP to complete certain actions, such as installing additional groundwater monitoring wells and investigating whether existing surface impoundments meet defined location restrictions, in order to determine whether existing surface impoundments should be retired or retrofitted with liners. The Big Stone Plant and Coyote Station surface impoundments are currently planned to be replaced with new ash handling technology in 2018 and 2019. Existing landfill cells can continue to operate as designed, but future expansions may require composite liner and leachate collection systems. On December 20, 2016 the Water Infrastructure Improvements for the Nation (WIIN) Act was signed into law. The WIIN Act allows states to regulate CCR if the state standards are at least as protective as the EPA CCR Rule. North Dakota and South Dakota have indicated they plan to incorporate the CCR rule, but that it will take a multi-year process.

At the request of the MPCA, OTP had an ongoing investigation at its former, closed Hoot Lake Plant ash disposal sites. The MPCA continues to monitor site activities under its Voluntary Investigation and Cleanup Program. OTP completed projects in 2014 through 2017 that removed the ash in its entirety from all four Voluntary Investigation and Cleanup Program areas and placed it in OTP’s permitted disposal area.

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

Capital Expenditures

OTP is continually expanding, replacing and improving its electric facilities. During 2017 approximately $119 million in cash was invested for additions and replacements to its electric utility properties. During the five years ended December 31, 2017 gross electric property additions, including construction work in progress, were approximately $699 million and gross retirements were approximately $84 million. OTP estimates that during the five-year period 2018-2022 it will invest approximately $901 million for electric construction, including:

●	$302 million for renewable wind and solar energy generation projects.

●	$161 million for natural gas-fired generation to replace Hoot Lake Plant capacity.

●

$136 million for numerous potential technology and infrastructure projects to transform future operations, including automated metering, telecommunications, geographic information systems, work and asset management systems, financial information systems, system infrastructure reliability improvements, outage management systems, and storage projects.

●	$35 million for OTP’s Big Stone South–Ellendale 345 kV transmission line project.

The remainder of the 2018-2022 anticipated capital expenditures is for asset replacements, additions and improvements across OTP’s generation, transmission, distribution and general plant. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Capital Requirements” section for further discussion.

Franchises

At December 31, 2017 OTP had franchises to operate as an electric utility in substantially all of the incorporated municipalities it serves. All franchises are nonexclusive and generally were obtained for 20-year terms, with varying expiration dates. No franchises are required to serve unincorporated communities in any of the three states that OTP serves. OTP believes that its franchises will be renewed prior to expiration.

Employees

At December 31, 2017 OTP had 668 equivalent full-time employees. A total of 390 OTP employees are represented by local unions of the International Brotherhood of Electrical Workers under two separate contracts expiring on August 31, 2020 and October 31, 2020. OTP has not experienced any strike, work stoppage or strike vote, and considers its present relations with employees to be good.

MANUFACTURING

General

Manufacturing consists of businesses engaged in the following activities: contract machining, metal parts stamping, fabrication and painting, and production of plastic thermoformed horticultural containers, life science and industrial packaging, and material handling components.

The Company derived 27%, 28% and 28% of its consolidated operating revenues and 11%, 11% and 9% of its consolidated operating income from the Manufacturing segment for the years ended December 31, 2017, 2016 and 2015, respectively. Following is a brief description of each of these businesses:

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

Product Distribution

The principal method for distribution of the manufacturing companies’ products is by direct shipment to the customer by common carrier ground transportation. No single customer or product of the Company’s manufacturing companies accounted for 10% of the Company’s consolidated revenue. However, two customers combined accounted for 36% of the 2017 revenue of the Manufacturing segment.

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

Backlog

The Manufacturing segment has backlog in place to support 2018 revenues of approximately $166 million compared with $118 million one year ago.

Capital Expenditures

Capital expenditures in the Manufacturing segment typically include additional investments in new manufacturing equipment or expenditures to replace worn-out manufacturing equipment. Capital expenditures may also be made for the purchase of land and buildings for plant expansion and for investments in management information systems. During 2017, cash expenditures for capital additions in the Manufacturing segment were approximately $10 million. Total capital expenditures for the Manufacturing segment during the five-year period 2018-2022 are estimated to be approximately $53 million.

Employees

At December 31, 2017 the Manufacturing segment had 1,229 full-time employees. There were 1,092 full-time employees at BTD and 137 full-time employees at T.O. Plastics as of December 31, 2017.

PLASTICS

General

Plastics consists of businesses producing PVC pipe at plants in North Dakota and Arizona. The Company derived 22%, 19% and 20% of its consolidated operating revenues and 24%, 16% and 19% of its consolidated operating income from the Plastics segment for the years ended December 31, 2017, 2016 and 2015, respectively. Following is a brief description of these businesses:

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

Customers

PVC pipe products are marketed through a combination of independent sales representatives, company salespersons and customer service representatives. Customers for the PVC pipe products consist primarily of wholesalers and distributors throughout the northern, midwestern, south-central, western and northwest United States. The principal method for distribution of the PVC pipe companies’ products is by common carrier ground transportation. No single customer of the PVC pipe companies accounts for over 10% of the Company’s consolidated revenue. However, two customers combined accounted for 38% of the 2017 revenue of the Plastics segment.

Competition

The plastic pipe industry is fragmented and competitive due to the number of producers, the small number of raw material suppliers and the fungible nature of the product. Due to shipping costs, competition is usually regional, instead of national, in scope. The principal factors of competition are price, service, warranty, and product performance. Northern Pipe and Vinyltech compete not only against other plastic pipe manufacturers, but also ductile iron, steel and concrete pipe producers. Pricing pressure will continue to affect our Plastics segment operating margins in the future.

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

The PVC resins are acquired in bulk and shipped to point of use by rail car. There are four vendors that Northern Pipe and Vinyltech can source to supply their PVC resin requirements. Two vendors provided 100% of total resin purchases in 2017 and 2016. The supply of PVC resin may also be limited primarily due to manufacturing capacity and the limited availability of raw material components. A majority of U.S. resin production plants are located in the Gulf Coast region, which is subject to risk of damage to the plants and potential shutdown of resin production because of exposure to hurricanes that occur in that part of the United States. The loss of a key vendor, or any interruption or delay in the supply of PVC resin, could disrupt the ability of the Plastics segment to manufacture products, cause customers to cancel orders or require incurrence of additional expenses to obtain PVC resin from alternative sources, if such sources were available. Both Northern Pipe and Vinyltech believe they have good relationships with their key raw material vendors.

Due to the commodity nature of PVC resin and PVC pipe and the dynamic supply and demand factors worldwide, historically the markets for both PVC resin and PVC pipe have been very cyclical with significant fluctuations in prices and gross margins.

Capital Expenditures

Capital expenditures in the Plastics segment typically include investments in extrusion machines and support equipment. During 2017, cash expenditures for capital additions in the Plastics segment were approximately $4 million. Total capital expenditures for the five-year period 2018-2022 are estimated to be approximately $19 million to replace existing equipment.

Employees

At December 31, 2017 the Plastics segment had 161 full-time employees. Northern Pipe had 95 full-time employees and Vinyltech had 66 full-time employees as of December 31, 2017.

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

We had approximately $37.6 million of goodwill recorded on our consolidated balance sheet as of December 31, 2017. We have recorded goodwill for businesses in our Manufacturing and Plastics business segments. If we make changes in our business strategy or if market or other conditions adversely affect operations in any of these businesses, we may be forced to record an impairment charge, which would lead to decreased assets and a reduction in net operating performance. Goodwill is tested for impairment annually or whenever events or changes in circumstances indicate impairment may have occurred. If the testing performed indicates that impairment has occurred, we are required to record an impairment charge for the difference between the carrying amount of the goodwill and the implied fair value of the goodwill in the period the determination is made. The testing of goodwill for impairment requires us to make significant estimates about our future performance and cash flows, as well as other assumptions. These estimates can be affected by numerous factors, including changes in economic, industry or market conditions, changes in business operations, future business operating performance, changes in competition or changes in technologies. Any changes in key assumptions or actual performance compared with key assumptions about our business and its future prospects or other assumptions could affect the fair value of one or more business segments, which may result in an impairment charge. Declines in projected operating cash flows at BTD or the Plastics segment may result in goodwill impairments that could adversely affect our results of operations and financial position, as well as financing agreement covenants.

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

Under our $130 million revolving credit agreement we may not permit the ratio of our Interest-bearing Debt to Total Capitalization to be greater than 0.60 to 1.00. OTP may not permit the ratio of its Interest-bearing Debt to Total Capitalization to be greater than 0.60 to 1.00 under its $170 million revolving credit agreement. Both credit agreements contain restrictions on the payment of cash dividends on a default or event of default. As of December 31, 2017 we were in compliance with the debt covenants.

Under the Federal Power Act, a public utility may not pay dividends from any funds properly included in a capital account. What constitutes “funds properly included in a capital account” is undefined in the Federal Power Act or the related regulations; however, the FERC has consistently interpreted the provision to allow dividends to be paid as long as (1) the source of the dividends is clearly disclosed, (2) the dividend is not excessive and (3) there is no self-dealing on the part of corporate officials. The MPUC indirectly limits the amount of dividends OTP can pay to us by requiring an equity-to-total-capitalization ratio between 47.4% and 58.0% based on OTP’s 2017 capital structure petition. OTP’s equity-to-total-capitalization ratio, including short-term debt, was 48.6% as of December 31, 2017.

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

All of our businesses require us to collect and maintain sensitive customer data, as well as confidential employee and shareholder information, which is subject to electronic theft or loss. We also use third-party vendors to electronically process certain of our business transactions. The efficient operation of our business is dependent on computer hardware and software systems. Information systems, both ours and those of third-parties, are vulnerable to security breach by computer hackers and cyber terrorists.

The breach of certain business systems could affect our ability to correctly record, process and report financial information and transactions. A major cyber incident could result in significant expenses to investigate and repair security breaches or system damage and could lead to litigation, fines, other remedial action, heightened regulatory scrutiny and damage to our reputation. In addition, the misappropriation, corruption or loss of personally identifiable information and other confidential data could lead to significant breach notification expenses and mitigation expenses such as credit monitoring. We have cybersecurity insurance related to a breach event covering expenses for notification, credit monitoring, investigation, crisis management, public relations and legal advice. The policy also provides coverage for regulatory action defense including fines and penalties, potential payment card industry fines and penalties and costs related to cyber extortion. We also maintain property and casualty insurance that may cover restoration of data, certain physical damage or third-party injuries caused by potential cybersecurity incidents. However, damage and claims arising from such incidents may not be covered or may exceed the amount of any insurance available.

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

As part of our business strategy, we intend to increase capital expenditures in our existing businesses and to continually assess our mix of businesses and potential strategic acquisitions or dispositions. There are risks associated with capital expenditures including not being granted timely or full recovery of rate base additions in our regulated utility business, the inability to recover the cost of capital additions due to an economic downturn, not being granted timely approval of requested interconnections to the transmission system for planned generation projects, lack of markets for new products, competition from producers of lower cost or alternative products, product defects, loss of customers or other factors. We may not be able to identify appropriate acquisition candidates or successfully negotiate, finance or integrate acquisitions. Future acquisitions could involve numerous risks including: difficulties in integrating the operations, services, products and personnel of the acquired business; and the potential loss of key employees, customers and suppliers of the acquired business. If we are unable to successfully manage these risks, we could face reductions in net income in future periods.

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

Four of our operating companies have single customers that provide a significant portion of the individual operating company’s and the business segment’s revenue. The loss of, or significant reduction in revenue from, any one of these customers would have a significant negative financial impact on the operating company and its business segment, and could have a significant negative financial impact on the Company.

While no single customer of the Company provides more than 10% of consolidated revenue, each of the Company’s segments have large customers that provide over 10% of the operating company’s and its segment’s revenue. In 2017 one customer accounted for 12% of Electric segment revenue, two customers accounted for a total of 36% of Manufacturing segment revenue and two customers accounted for 38% of Plastics segment revenue. The loss of any one of these customers, or a significant decline in sales to these customers, would have a significant negative impact on the operating company’s and its business segment’s financial position and results of operations, and could have a significant negative impact on the Company’s consolidated financial position and results of operations.

ELECTRIC

We may experience fluctuations in revenues and expenses related to our electric operations, which may cause our financial results to fluctuate and could impair our ability to make distributions to shareholders or scheduled payments on our debt obligations, or to meet covenants under our borrowing agreements.

A number of factors, many of which are beyond our control, may contribute to fluctuations in our revenues and expenses from electric operations, causing our net income to fluctuate from period to period. These risks include fluctuations in the volume and price of sales of electricity to customers or other utilities, which may be affected by factors such as mergers and acquisitions of other utilities, geographic location of other utilities, transmission costs (including increased costs related to operations of regional transmission organizations), interconnection costs, changes in the manner in which wholesale power is sold and purchased, unplanned interruptions at OTP’s generating plants, the effects of regulation and legislation, demographic changes in OTP’s customer base and changes in OTP’s customer demand or load growth. Electric wholesale margins have been significantly and adversely affected by increased efficiencies in the MISO market. Other risks include weather conditions or changes in weather patterns (including severe weather that could result in damage to OTP’s assets), fuel and purchased power costs and the rate of economic growth or decline in OTP’s service areas. A decrease in revenues or an increase in expenses related to our electric operations may reduce the amount of funds available for our existing and future businesses, which could result in increased financing requirements, impair our ability to make expected distributions to shareholders or impair our ability to make scheduled payments on our debt obligations, or to meet covenants under our borrowing agreements.

Actions by the regulators of our electric operations could result in rate reductions, lower revenues and earnings or delays in recovering capital expenditures.

We are subject to federal and state legislation, government regulations and regulatory actions that may have a negative impact on our business and results of operations. The electric rates that OTP is allowed to charge for its electric services are one of the most important items influencing our financial position, results of operations and liquidity. The rates that OTP charges its electric customers are subject to review and determination by state public utility commissions in Minnesota, North Dakota and South Dakota. OTP is also regulated by the FERC. Our ability to obtain rate adjustments to maintain reasonable rates of return depends on regulatory action under applicable statutes and regulations and we cannot provide assurance that rate adjustments will be obtained or reasonable authorized rates of return on capital will be earned. OTP will file rate cases with, or seek cost recovery authorization from, federal and state regulatory authorities. On November 2, 2017 OTP filed a rate request with the NDPSC, which is pending. OTP is also an intervenor in a matter pending before the D.C. Circuit regarding FERC orders relating to the refund of RSG charges. An adverse decision by one or more regulatory commissions concerning the level or method of determining electric utility rates, the authorized returns on equity, implementation of enforceable federal reliability standards or other regulatory matters, permitted business activities (such as ownership or operation of nonelectric businesses) or any prolonged delay in rendering a decision in a rate or other proceeding (including with respect to the recovery of capital expenditures in rates) could result in lower revenues and net income.

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

Under the previous presidential administration, the EPA published final rules for the CPP, including NSPS regulations governing GHGs from new and existing fossil fuel-fired electric generating units and GHG performance and emissions standards for existing fossil fuel-fired power plants. The U.S. Supreme Court granted a stay of the CPP. After the new administration issued an executive order directing the EPA to consider suspending, revising, or rescinding the NSPS rule and the CPP, the D.C. Circuit issued orders holding the appellate challenges to both rules in abeyance. In October 2017, the EPA published a proposed rule to repeal the CPP and intends to solicit additional information regarding climate change and GHG emissions. The fate of the former administration’s GHG rules is uncertain, as is the outcome of EPA’s potential GHG regulatory actions under the new administration. The final outcome of this rulemaking process could have a material adverse impact on our business and financial results.

MANUFACTURING

Competition from foreign and domestic manufacturers, the price and availability of raw materials, prices and supply of scrap or recyclable material and general economic conditions could affect the revenues and earnings of our manufacturing businesses.

Our manufacturing businesses are subject to intense risks associated with competition from foreign and domestic manufacturers, many of whom have broader product lines, greater distribution capabilities, greater capital resources, larger marketing, research and development staffs and facilities and other capabilities that may place downward pressure on margins and profitability. The companies in our Manufacturing segment use a variety of raw materials in the products they manufacture, including steel, aluminum and polystyrene and other plastics resins. Costs for these items can fluctuate significantly. If our manufacturing businesses are not able to pass on cost increases to their customers, it could have a negative effect on profit margins in our Manufacturing segment. Additionally, a certain amount of residual material (scrap) is a by-product of many of the manufacturing and production processes used by our manufacturing companies. Declines in commodity prices for these scrap materials due to weakened demand or excess supply, can negatively impact the profitability of our manufacturing companies as it reduces their ability to mitigate the cost associated with excess material. Changes in macroeconomic conditions can negatively impact demand in the end-use markets for products and parts that we manufacture, resulting in reduced sales and profits. There is no assurance that the initiatives underway to increase revenues and improve margins at our manufacturing businesses will be successful.

PLASTICS

Our plastics operations are highly dependent on a limited number of vendors for PVC resin and a limited supply of PVC resin. The loss of a key vendor, or any interruption or delay in the supply of PVC resin, could result in reduced sales or increased costs for our plastics business.

We rely on a limited number of vendors to supply the PVC resin used in our plastics business. Two vendors accounted for 100% of our total purchases of PVC resin in 2017 and 2016. In addition, the supply of PVC resin may be limited primarily due to manufacturing capacity and the limited availability of raw material components. A majority of U.S. resin production plants are located in the Gulf Coast region, which may increase the risk of a shortage of resin in the event of a hurricane or other natural disaster in that region. The loss of a key vendor or any interruption or delay in the availability or supply of PVC resin could disrupt our ability to deliver our plastic products, cause customers to cancel orders or require us to incur additional expenses to obtain PVC resin from alternative sources, if such sources are available.

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

Located near Fergus Falls, Minnesota, the Hoot Lake Plant is comprised of two separate generating units: a unit built in 1959 (53,500 kW nameplate rating) and a unit added in 1964 (75,000 kW nameplate rating) and modified in 1988 to provide cycling capability, allowing this unit to be more efficiently brought online from a standby mode. These two generating units have a combined nameplate rating of 128,500 kW. Current plans are for both units to be retired from service in 2021.

OTP owns 27 wind turbines at the Langdon, North Dakota Wind Energy Center with a nameplate rating of 40,500 kW, 32 wind turbines at the Ashtabula Wind Energy Center located in Barnes County, North Dakota with a nameplate rating of 48,000 kW and 33 wind turbines at the Luverne Wind Farm located in Steele County, North Dakota with a nameplate rating of 49,500 kW.

As of December 31, 2017 OTP’s transmission facilities, which are interconnected with lines of other public utilities, consisted of 606 pole-miles of jointly owned 345 kV lines; 494 pole-miles of 230 kV lines, of which 70 miles are jointly owned; 879 pole-miles of 115 kV lines; and 3,973 pole-miles of lower voltage lines, principally 41.6 kV. OTP owns the uprated portion of 48 pole-miles of the 345 kV lines, with Minnkota Power Cooperative retaining title to the original 230 kV construction, and OTP owns an undivided interest in the remaining 345 kV line miles. OTP is a joint owner, with other regional utilities, in transmission lines with the following ownership interests: 14.8% in the 70 mile Bemidji-Grand Rapids 230 kV line, approximately 14.2% of 242 pole-miles of energized line in the Fargo-Monticello 345 kV project, approximately 4.8% of 255 pole-miles of energized line in the Brookings to Southeast Twin Cities 345 kV project, and 50.0% of 72 pole-miles of energized line in the Big Stone South–Brookings 345 kV project.

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

Item 3.     LEGAL PROCEEDINGS

The Company is the subject of various pending or threatened legal actions and proceedings in the ordinary course of its business. Such matters are subject to many uncertainties and to outcomes that are not predictable with assurance. The Company records a liability in its consolidated financial statements for costs related to claims, including future legal costs, settlements and judgments, where the Company has assessed that a loss is probable and an amount can be reasonably estimated. The Company believes the final resolution of currently pending or threatened legal actions and proceedings, either individually or in the aggregate, will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Item 3A.     EXECUTIVE OFFICERS OF THE REGISTRANT (AS OF FEBRUARY 20, 2018)

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

NAME AND AGE	DATE ELECTED TO OFFICE	PRESENT POSITION AND BUSINESS EXPERIENCE
Charles S. MacFarlane (53)	4/13/15	Present:	President and Chief Executive Officer
Kevin G. Moug (58)	4/9/01	Present:	Chief Financial Officer and Senior Vice President
Timothy J. Rogelstad (51)	4/14/14	Present:	Senior Vice President, Electric Platform
John Abbott (59)	2/11/15	Present:	Senior Vice President, Manufacturing Platform
Jennifer O. Smestad (47)	1/1/18	Present:	Vice President, General Counsel and Corporate Secretary

On April 13, 2015 Mr. MacFarlane was elected as the Company’s President and Chief Executive Officer and as member of the Company’s board of directors. On February 5, 2014 the Company’s board of directors appointed Mr. MacFarlane, then President and Chief Executive Officer of OTP and Senior Vice President, Electric Platform of the Company, to the role of President and Chief Operating Officer of the Company, effective April 14, 2014. Mr. MacFarlane joined OTP in 2001 and had served as its President from 2003 to 2014 and its Chief Executive Officer from 2007 to 2014. He served as Senior Vice President, Electric platform of the Company from 2012 to 2014. Prior to joining OTP, Mr. MacFarlane served as Director of Electric Distribution Planning and Engineering for Xcel Energy Inc.’s multi-state service territory. He was also Director of Delivery Construction and Field Operations for Northern States Power Company prior to its merger with New Centuries Energy and becoming Xcel Energy.

Kevin G. Moug has held his present positions with the Company for more than five years.

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

On February 5, 2015 John Abbott was selected to serve as Senior Vice President, Manufacturing Platform, and President of Varistar. Prior to coming to the Company, Mr. Abbott served as an officer and group vice president for eight years at Standex International Corporation (Standex), a group of restaurant equipment companies. During his last five years at Standex, Mr. Abbott served as Group Vice President, Food Service Equipment Group. In this role, Mr. Abbott was responsible for all strategic and operational aspects of the Food Service Equipment business. Prior to working at Standex, Mr. Abbott was with Pentair for 20 years, rising from product manager to president and global business unit leader of its water filtration division.

On December 19, 2017 the Company’s board of directors appointed Jennifer O. Smestad to the position of Vice President, General Counsel and Corporate Secretary of the Company, effective January 1, 2018, to succeed George A. Koeck, Senior Vice President, General Counsel and Corporate Secretary who retired effective December 31, 2017. Ms. Smestad joined the Company on May 14, 2001 as an Associate General Counsel and has served in various legal capacities of increasing responsibility at the Company and at OTP. She most recently served as General Counsel for OTP from March 1, 2013 to the present.

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

The Company’s common stock is traded on the NASDAQ Global Select Market under the NASDAQ symbol “OTTR”. The information required by this Item can be found on Page 37 of this Annual Report on Form 10-K under the heading “Selected Financial Data,” on Page 93 under the heading “Retained Earnings and Dividend Restriction” and on Page 115 under the heading “Supplementary Financial Information.” The Company does not have a publicly announced stock repurchase program. The Company did not repurchase any equity securities during the three months ended December 31, 2017.

PERFORMANCE GRAPH

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN

This graph compares the cumulative total shareholder return on the Company’s common shares for the last five fiscal years with the cumulative return of The NASDAQ Stock Market Index and the Edison Electric Institute (EEI) Index over the same period (assuming the investment of $100 in each vehicle on December 31, 2012, and reinvestment of all dividends).

	2012	2013	2014	2015	2016	2017
OTC	$100.00	$122.07	$134.51	$120.99	$192.46	$216.23
EEI	$100.00	$113.01	$145.68	$139.99	$164.40	$183.66
NASDAQ	$100.00	$133.48	$150.12	$150.84	$170.46	$206.91

Item 6.     SELECTED FINANCIAL DATA

(thousands, except number of shareholders and per-share data)	2017	2016	2015	2014	2013
Revenues
Electric	$434,537	$427,383	$407,131	$407,743	$373,540
Manufacturing	229,738	221,289	215,011	219,583	204,997
Plastics	185,132	154,901	157,758	172,050	164,957
Intersegment Eliminations	(57)	(34)	(96)	(114)	(80)
Total Operating Revenues	$849,350	$803,539	$779,804	$799,262	$743,414
Net Income from Continuing Operations	$72,119	$62,037	$58,589	$56,883	$48,595
Net Income from Discontinued Operations	320	284	756	840	2,270
Net Income	$72,439	$62,321	$59,345	$57,723	$50,865
Operating Cash Flow from Continuing Operations	$173,603	$163,541	$131,540	$125,769	$142,408
Operating Cash Flow - Continuing and Discontinued Operations	173,577	163,386	117,540	112,474	147,781
Capital Expenditures - Continuing Operations	132,913	161,259	160,084	163,582	159,833
Total Assets	2,004,278	1,912,385	1,818,683	1,738,116	1,558,190
Long-Term Debt	490,380	505,341	443,846	495,906	387,212
Basic Earnings Per Share - Continuing Operations (1)	1.83	1.61	1.56	1.56	1.33
Basic Earnings Per Share - Total (1)	1.84	1.62	1.58	1.58	1.39
Diluted Earnings Per Share - Continuing Operations (1)	1.81	1.60	1.56	1.55	1.33
Diluted Earnings Per Share - Total (1)	1.82	1.61	1.58	1.57	1.39
Return on Average Common Equity (2)	10.6%	9.8%	10.1%	10.4%	9.5%
Dividends Declared Per Common Share	1.28	1.25	1.23	1.21	1.19
Dividend Payout Ratio	70%	78%	78%	77%	86%
Common Shares Outstanding - Year End	39,557	39,348	37,857	37,218	36,272
Number of Common Shareholders (3)	13,053	13,805	14,062	14,134	14,252

(1) Based on average number of shares outstanding.

(2) Earnings available for common shares divided by the 13-month average of month-end common equity balances.

(3) Holders of record at year end.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our strategy is to continue to grow our largest business, the regulated electric utility, which will lower our overall risk, create a more predictable earnings stream, improve our credit quality and preserve our ability to fund the dividend. Over time, we expect the electric utility business will provide approximately 75% to 85% of our overall earnings. We expect our manufacturing and plastic pipe businesses will provide 15% to 25% of our earnings, and will continue to be a fundamental part of our strategy. The actual mix of earnings from continuing operations in 2017, 2016 and 2015 was 69%, 80% and 83%, respectively, from our electric utility business and 31%, 20% and 17%, respectively, from our manufacturing and plastic pipe businesses, including unallocated corporate costs.

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

Major growth strategies and initiatives in our future include:

●	Planned capital budget expenditures of up to $973 million for the years 2018 through 2022, of which $901 million are for capital projects at Otter Tail Power Company (OTP), including:

o

$302 million for renewable wind and solar energy generation projects including the Merricourt Wind Project. In November 2016 OTP signed agreements to purchase this 150-megawatt (MW) wind farm in southeastern North Dakota that EDF Renewable Energy will design and build in 2019, subject to certain conditions.

o	$161 million for natural gas-fired generation to replace Hoot Lake Plant capacity.

o

$136 million for transformative technology and infrastructure projects including automated metering, telecommunications, geographic information systems, work and asset management systems, financial information systems, system infrastructure reliability improvements, outage management systems, and storage projects.

o	$35 million for a transmission project designated by the Midcontinent Independent System Operator, Inc. (MISO) as a Multi-Value Project (MVP).

●	Continued investigation and evaluation of organic growth opportunities and evaluation of opportunities to allocate capital to potential acquisitions in our Manufacturing and Plastics segments.

In 2017:

●	Our Plastics segment net income increased 104.1% to $21.7 million from $10.6 million in 2016.

●	Our Manufacturing segment net income increased 94.1% to $11.1 million from $5.7 million in 2016.

●	Our Electric segment net income decreased 0.8% to $49.4 million from $49.8 million in 2016.

●	Our net cash from continuing operations was $173.6 million.

●	Capital expenditures at OTP totaled $118.4 million as work was completed on one major MISO-designated MVP and work continued on another MISO-designated MVP.

●	We raised net proceeds of $4.3 million from the issuance of 112,548 shares of common stock through our stock plans.

●

We increased short-term borrowing by $69.5 million, retiring long-term debt and funding a portion of OTP’s 2017 capital expenditures. We paid $48.2 million to repay long-term debt, including the retirement of $33.0 million of OTP’s 5.95% notes due in August 2017 and the early repayment of $15.0 million of our LIBOR plus 0.90% term loan due February 5, 2018.

●	We paid out $50.6 million in common dividends in 2017.

The following table summarizes our consolidated results of operations for the years ended December 31:

(in thousands)	2017	2016
Operating Revenues:
Electric	$434,506	$427,349
Manufacturing	229,712	221,289
Plastics	185,132	154,901
Total Operating Revenues	$849,350	$803,539
Net Income (Loss) From Continuing Operations:
Electric	$49,446	$49,829
Manufacturing	11,050	5,694
Plastics	21,696	10,628
Corporate	(10,073)	(4,114)
Total Net Income From Continuing Operations	$72,119	$62,037

Revenues in each of our business segments increased in 2017 compared with 2016. Major factors contributing to the $30.2 million (19.5%) increase in Plastics segment revenues were a 7.2% increase in pounds of polyvinyl chloride (PVC) pipe sold and 11.5% increase in PVC pipe prices. Buying spurred by concerns of product shortages and production delays related to 2017 hurricanes in the Gulf of Mexico resulted in an estimated $3.4 million increase in segment net income in 2017. Manufacturing segment revenues increased $8.4 million (3.8%). Revenues at BTD Manufacturing, Inc. (BTD) showed a net increase of $5.9 million, with revenue increases at BTD’s Minnesota and Georgia facilities increasing by 4.0% and 8.2%, respectively, as a result of increased product sales to manufacturers of recreational and lawn and garden equipment. Revenues at T.O. Plastics, Inc. (T.O. Plastics) increased $2.5 million as a result of significant increases in sales of life science and horticultural products. Electric segment revenues increased $7.2 million (1.7%) mainly as a result of increased transmission services revenue driven by increased investment in regional transmission lines with returns earned while the lines are under construction and increased revenues earned from the use of energized lines by other electric service providers.

The $10.1 million increase in net income from continuing operations in 2017 compared with 2016 reflects the following:

●

An $11.1 million increase in Plastics segment net income due to hurricane related sales, the positive effect of the 2017 Tax Cuts and Jobs Act (TCJA) tax rate reduction on the segment’s deferred tax liabilities and increases in normal business sales.

●

A $5.4 million increase in Manufacturing segment net income, mainly due to increased sales to manufacturers of recreational and lawn and garden equipment and life science and horticultural products. BTD also benefited from the effect of the TCJA tax rate reduction on its deferred tax liabilities.

offset by:

●

A $0.4 million decrease in Electric segment net income due to increases in fuel and purchased power costs and higher property tax expenses, and a negative effect of the TCJA tax rate reduction on Electric segment deferred tax assets related to a portion of accrued postretirement benefit costs which are not recoverable in regulated rates.

●	A $6.0 million net-of-tax increase in Corporate net losses mainly as a result of the negative effect of the TCJA tax rate reduction on deferred tax assets at the holding company.

As a result of the tax rate reduction included in the TCJA, deferred tax assets and liabilities were reduced in value. Following is the impact by segment on income tax expense:

(in thousands)	Decrease/(Increase)
Electric	$(458)
Manufacturing	2,637
Plastics	3,263
Corporate	(7,198)
Total	$(1,756)

These are provisional amounts based on reasonable estimates reflecting the anticipated impact of the TCJA.

Following is a more detailed analysis of our operating results by business segment for the years ended December 31, 2017, 2016 and 2015, followed by a discussion of our financial position at the end of 2017 and our outlook for 2018.

Results of Operations

This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes. See note 2 to consolidated financial statements for a complete description of our lines of business, locations of operations and principal products and services.

Intersegment Eliminations—Amounts presented in the following segment tables for 2017, 2016 and 2015 operating revenues, cost of goods sold and other nonelectric operating expenses will not agree with amounts presented in the consolidated statements of income due to the elimination of intersegment transactions. The amounts of intersegment eliminations by income statement line item are listed below:

Intersegment Eliminations (in thousands)	2017	2016	2015
Operating Revenues:
Electric	$31	$34	$92
Product Sales	26	--	4
Cost of Products Sold	18	6	9
Other Nonelectric Expenses	39	28	87

Electric

The following table summarizes the results of operations for our Electric segment for the years ended December 31:

(in thousands)	2017	% change	2016	% change	2015
Retail Sales Revenues	$374,931	--	$376,610	3	$364,614
Wholesale Revenues – Company Generation	5,173	13	4,584	83	2,499
Net Revenue – Energy Trading Activity	--	--	--	(100)	186
Other Revenues	54,433	18	46,189	16	39,832
Total Operating Revenues	$434,537	2	$427,383	5	$407,131
Production Fuel	59,690	9	54,792	28	42,744
Purchased Power – System Use	64,807	3	63,226	(19)	78,150
Other Operation and Maintenance Expenses	151,319	--	151,225	7	140,768
Depreciation and Amortization	53,276	(1)	53,743	20	44,786
Property Taxes	15,053	6	14,266	6	13,512
Operating Income	$90,392	--	$90,131	3	$87,171
Electric kilowatt-hour (kwh) Sales (in thousands)
Retail kwh Sales	4,814,984	1	4,750,421	3	4,593,604
Wholesale kwh Sales – Company Generation	203,397	7	190,288	77	107,510
Wholesale kwh Sales – Purchased Power Resold	--	--	--	(100)	5,547
Heating Degree Days	5,931	12	5,314	(6)	5,633
Cooling Degree Days	380	(16)	451	(7)	483

The following table shows heating and cooling degree days as a percent of normal:

	2017	2016	2015
Heating Degree Days	93.9%	84.1%	88.2%
Cooling Degree Days	82.1%	97.4%	103.4%

The following table summarizes the estimated effect on diluted earnings per share of the difference in retail kwh sales under actual weather conditions and expected retail kwh sales under normal weather conditions in 2017, 2016 and 2015, and between years:

	2017 vs Normal	2017 vs 2016	2016 vs Normal	2016 vs 2015	2015 vs Normal
Effect on Diluted Earnings Per Share	$(0.036)	$0.031	$(0.067)	$(0.023)	$(0.044)

2017 Compared with 2016

The $1.7 million decrease in retail electric revenue includes:

●

A $5.3 million increase in retail revenue related to the recovery of increased fuel and purchased power costs due to a 1.4% increase in kwhs sold and a 4.8% increase in fuel and purchased power costs per kwh.

●	A $4.2 million increase in Minnesota base rate revenue mainly due to the transfer of recovery of environmental and transmission costs and investments from riders to base rates.

●	A $2.0 million increase in revenues due to increased consumption related to colder weather in 2017 reflected in the 11.6% increase in heating degree days between the years.

●

A $1.0 million increase in North Dakota Transmission Cost Recovery (TCR) rider revenues as a result of increased investment in transmission assets qualifying for revenue recovery through the TCR rider.

offset by:

●

A $7.1 million reduction in Minnesota Environmental Cost Recovery (ECR) rider and TCR rider revenues due to the transfer of recovery of qualifying costs from rider recovery into base rates, and due to declining revenue requirements related to lower asset values due to accumulated depreciation. Additionally, a lower return on equity in the MISO transmission tariff related to complaints currently under judicial review resulted in lower TCR revenues in Minnesota.

●

A $3.7 million decrease in Minnesota Conservation Improvement Program (MNCIP) incentive and cost recovery revenues related to a $2.5 million reduction in incentives earned due to lower incentive rates and a $1.2 million reduction in spending on MNCIP programs. In 2017 OTP began operating under a new MNCIP program that was authorized by the Minnesota Public Utilities Commission. This new program lowered the incentive payout by 50% in 2017. The $1.2 million reduction in spending was due to a delay in regulatory approval for the implementation of an LED streetlight project.

●	A $1.9 million decrease in revenue due to a change in estimate that reduced unbilled revenues.

●	A $1.5 million decrease in North Dakota and South Dakota ECR rider revenues resulting from lower values on qualifying assets due to accumulated depreciation.

The $0.6 million increase in revenue from wholesale electric sales from company-owned generation was mostly offset by a $0.4 million increase in fuel costs for wholesale generation.

The $8.2 million increase in other electric revenues includes:

●

A $7.8 million increase in MISO transmission tariff revenues, mainly driven by increased investment in regional transmission lines and revenues earned from the use of those lines by other electric service providers.

●	A $0.4 million increase in other revenues, mainly steam sales at Big Stone Plant.

Production fuel costs increased $4.9 million due to a 4.0% increase in kwhs generated. This was due to increase generation from Coyote Station and Hoot Lake Plant because of Coyote Station’s greater availability, increased demand due to colder weather in 2017 and higher market prices for electricity that resulted in increased dispatch of Hoot Lake Plant.

The cost of purchased power to serve retail customers increased $1.6 million despite a 3.4% decrease in kwhs purchased. This was a result of higher market prices for electricity driven by increased demand in 2017 due, in part, to colder weather in 2017 than in 2016.

Electric operating and maintenance expenses increased $0.1 million as a result of:

●	A $3.2 million increase in labor and benefit costs due to increased wages and higher medical benefit payments.

offset by:

●	A $1.2 million decrease in transmission expenditures to independent system operators in 2017.

●	A $1.2 million decrease in MNCIP expenditures due to a delay in regulatory approval of an LED streetlight project planned for 2017.

●	A $0.7 million net reduction in other operating expenses.

Depreciation and amortization expense decreased $0.5 million due to lower depreciation rates.

Property tax expense increased $0.8 million mainly due to transmission line additions in South Dakota related to the construction of the Big Stone South–Ellendale and Big Stone South–Brookings 345-kiloVolt (kV) transmission projects.

2016 Compared with 2015

The $12.0 million increase in retail revenue includes:

●	An $11.0 million increase in retail revenue related to a 9.56% interim rate increase implemented in April 2016 in conjunction with OTP's 2016 general rate increase request in Minnesota.

●

A $4.4 million increase in ECR rider revenue due to the recovery of additional investment and costs related to the operation of the air quality control system (AQCS) at Big Stone Plant that was placed in service in December 2015.

●	A $4.3 million increase in revenue related to an increase in retail kwh sales, mainly to pipeline customers.

●	A $2.2 million increase in TCR rider revenues related to increased investment in transmission plant.

●	A $1.7 million increase in MNCIP cost recovery revenues directly related to additional MNCIP activities.

offset by:

●	A $5.7 million decrease in fuel and purchased power cost recovery revenues mainly due to an 11.4% decrease in kwhs purchased partially offset by a 19.7% kwh increase in generation.

●

A $3.6 million reduction in interim rate revenues recorded to provide for an estimated refund related to a modification in OTP’s original request and other expected outcomes in the pending Minnesota general rate case.

●

A $1.6 million decrease in revenues related to decreased consumption due to milder weather in 2016, evidenced by a 5.7% reduction in heating-degree days and 6.6% reduction in cooling-degree days between the years.

●

A $0.6 million decrease in Renewable Resource Adjustment rider revenues in North Dakota, which were down as a result of earning more federal Production Tax Credits (PTCs) to pass back to customers due to a 3.6% increase in kwhs generated from wind turbines eligible for PTCs.

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

Other electric revenues increased $6.4 million as a result of:

●

A $4.8 million increase in MISO transmission tariff revenues, mainly driven by increased investment in regional transmission lines and related returns on and recovery of Capacity Expansion 2020 and MISO-designated MVP investment costs and operating expenses.

●

A $3.0 million increase in MISO network integration transmission service revenues due to a regional transmission cooperative terminating its integrated transmission agreement with OTP and joining the Southwest Power Pool (SPP) in 2016.

offset by:

●

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

Electric operating and maintenance expenses increased $10.5 million as a result of:

●	$3.7 million in transmission expenses from the SPP as a result of a regional transmission cooperative terminating its integrated transmission agreement with OTP and joining the SPP in 2016.

●	A $1.9 million increase in pollution control reagent costs at Big Stone Plant and Coyote Station related to compliance with the Environmental Protection Agency power plant emission regulations.

●	A $1.7 million increase in MNCIP program expenditures related to additional MNCIP activities.

●	A $1.3 million increase in MISO transmission service charges due to increased transmission investment by other MISO members.

●

A $1.1 million increase in storm repair expenses associated with excessive storm damage in OTP’s Minnesota service area in July 2016 and in its North Dakota and South Dakota service areas in December 2016.

●	$0.8 million related to increases in other expense categories.

Depreciation and amortization expense increased $9.0 million mainly due to the AQCS at Big Stone Plant being placed in service in December 2015 along with increased investment in transmission assets with the final phases of the Fargo-Monticello and Brookings-Southeast Twin Cities 345-kV transmission lines placed in service near the end of the first quarter of 2015.

The $0.8 million increase in property tax expense is related to property additions in Minnesota and North Dakota in 2015.

Manufacturing

The following table summarizes the results of operations for our Manufacturing segment for the years ended December 31:

(in thousands)	2017	% change	2016	% change	2015
Operating Revenues	$229,738	4	$221,289	3	$215,011
Cost of Products Sold	176,473	3	171,732	--	171,956
Other Operating Expenses	23,785	8	21,994	4	21,116
Depreciation and Amortization	15,379	(3)	15,794	33	11,853
Operating Income	$14,101	20	$11,769	17	$10,086

2017 Compared with 2016

The $8.4 million increase in revenues in our Manufacturing segment in 2017 compared with 2016 relates to the following:

●

Revenues at BTD increased $5.9 million. This is due to a $3.3 million increase in product sales to manufacturers of recreational and lawn and garden equipment from BTD’s Minnesota and Georgia manufacturing facilities, offset by lower sales in the energy end-use market at the Illinois facility. Scrap revenues increased $2.6 million due to increased volume and higher scrap-metal prices.

●

Revenues at T.O. Plastics, Inc. (T.O. Plastics) increased $2.5 million, including increases of $1.3 million from sales of life science products, $1.0 million from sales of horticultural products and $0.2 million from sales of industrial products.

The $4.7 million increase in cost of products sold in our Manufacturing segment includes the following:

●	Cost of products sold at BTD increased $2.3 million as a result of the increase in product sales.

●	Costs of products sold at T.O. Plastics increased $2.4 million due to the increase in sales.

The $1.8 million increase in Manufacturing segment operating expenses includes the following:

●	Operating expenses at BTD increased $1.9 million as a result of the following:

o	A $0.7 million increase in labor and benefit costs as a result of an increase in employees in a growing business.

o	A $0.4 million increase in contracted service expenditures for consulting, software and telecommunications in response to increased business needs.

o	A $0.4 million increase in property taxes.

o	A $0.4 million increase in insurance costs.

●	Operating expenses at T.O. Plastics decreased $0.1 million between the years.

The $0.4 million decrease in depreciation in our Manufacturing segment includes decreases of $0.3 million at T.O. Plastics million due to certain assets reaching the ends of their depreciable lives in 2017. Depreciation expense at BTD was down $0.1 million year over year.

2016 Compared with 2015

The increase of $6.3 million in revenues in our Manufacturing segment in 2016 compared with 2015 relates to the following:

●	Revenues at BTD increased $9.8 million, including:

o	A $15.4 million increase in revenues at BTD-Georgia as a result of BTD owning and operating this plant for the entire year of 2016 compared to four months in 2015.

o	A $9.6 million increase in revenues mainly related to the production of wind tower components.

offset by:

o	A $15.2 million decrease in revenues related to lower sales to manufacturers of recreational and agricultural equipment due to softness in end markets served by those manufacturers.

●	Revenues at T.O. Plastics decreased $3.5 million, including:

o	A $3.0 million decrease in revenue related to a continued decline in sales to a customer insourcing product into its own manufacturing facilities.

o	A $0.6 million decrease in sales of horticultural products due to sales execution challenges, including lower sales to a major distributor.

offset by:

o	A net $0.1 million increase in sales of other products in the industrial and life sciences markets.

The $0.2 million decrease in cost of products sold in our Manufacturing segment includes the following:

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

●	Cost of products sold at T.O. Plastics decreased $1.9 million related to the decrease in sales.

Gross margins at BTD were positively impacted in 2016 by changes in customer product mix between periods.

The $0.9 million increase in operating expenses in our Manufacturing segment includes the following:

●	Operating expenses at BTD increased $1.4 million, of which $1.2 million was due to a full year of operations at BTD-Georgia in 2016.

●	Operating expenses at T.O. Plastics decreased $0.4 million, primarily as a result of a $0.5 million decrease in selling expenses.

The $3.9 million increase in depreciation and amortization expenses in our Manufacturing segment includes a $2.3 million increase at BTD-Georgia and a $1.8 million increase at BTD’s other plants mainly as a result of placing new assets in service in Minnesota in 2015 and 2016. Depreciation expense at T.O. Plastics decreased $0.2 million between the years.

Plastics

The following table summarizes the results of operations for our Plastics segment for the years ended December 31:

(in thousands)	2017	% change	2016	% change	2015
Operating Revenues	$185,132	20	$154,901	(2)	$157,758
Cost of Products Sold	140,107	13	123,496	--	123,085
Other Operating Expenses	11,564	23	9,402	(5)	9,849
Depreciation and Amortization	3,817	(1)	3,861	9	3,552
Operating Income	$29,644	63	$18,142	(15)	$21,272

2017 Compared with 2016

Plastics segment revenues increased $30.2 million as a result of a 7.2% increase in pounds of PVC pipe sold and an 11.5% increase in PVC pipe prices between the years. Reaction to the hurricanes in the Gulf Coast region of the United States resulted in an estimated $12.5 million increase in revenues. The majority of U.S. PVC resin production plants are located in the Gulf Coast region. Major resin suppliers shut down production facilities which impacted raw material availability. Distributors and contractors became concerned about pipe availability. This accelerated pipe demand and created positive sales price pressure in the market. Year over year improvement in normal business operations provided for the remainder of the revenue increase, along with increased prices. The $16.6 million increase in Plastics segment costs of product sold was due to the increase in sales volume and a 5.9% increase in the cost per pound of PVC pipe sold. The $2.2 million increase in operating expenses is mostly due to employee incentive pay related to the pipe companies’ stronger financial results compared with 2016.

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

(in thousands)	2017	% change	2016	% change	2015
Other Operating Expenses	$7,930	(11)	$8,896	(3)	$9,143
Depreciation and Amortization	73	55	47	(73)	172

Corporate operating expenses decreased $1.0 million mainly due to a $0.6 million increase in the level of corporate costs allocated to the corporation’s operating companies and a $0.5 million reduction in labor costs due to a reduction in the number of corporate employees.

Corporate operating expenses decreased $0.2 million in 2016 as compared to 2015 as a result of decreased expenditures for contracted services and a decrease in claims at our captive insurance company, partially offset by a decrease in expenses allocated to OTP.

Consolidated Interest Charges

(in thousands)	2017	% change	2016	% change	2015
Interest Charges	$29,604	(7)	$31,886	2	$31,160

The $2.3 million decrease in interest charges in 2017 compared with 2016 is related to lower cost debt resulting from the issuance of $80.0 million of our 3.55% Guaranteed Senior Notes and the retirement of our remaining $52.3 million outstanding 9.000% Notes in December 2016 and the retirement of OTP’s $33.0 million outstanding 5.95%, Series A Senior Unsecured Notes at maturity on August 20, 2017. The average level of debt outstanding between the periods increased by approximately $13.0 million with lower cost short-term debt being issued to retire higher cost long-term debt and being used to fund a portion of OTP’s 2017 capital expenditures.

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

Consolidated OTHER INCOME

(in thousands)	2017	% change	2016	% change	2015
Other Income	$2,632	(9)	$2,905	33	$2,177

Other income decreased $0.3 million in 2017 compared with 2016, mainly as a result of the receipt of $0.7 million in nontaxable corporate-owned life insurance proceeds in 2016 while no similar proceeds were received in 2017, offset by an increase in the cash surrender value of the life insurance policies in 2017 that was $0.3 million more than the increase in the cash surrender value in 2016.

The $0.7 million increase in other income in 2016 compared with 2015 is mainly due to proceeds from corporate-owned life insurance received in 2016.

Consolidated Income Taxes

Income tax expense - continuing operations was $27.0 million in 2017 compared with $20.1 million in 2016 and $21.6 million in 2015. Income tax expense increased $6.9 million in 2017 compared with 2016 mainly as a result of a $17.0 million increase in income from continuing operations before income taxes.

The following table provides a reconciliation of income tax expense – continuing operations calculated at the federal statutory rate on income from continuing operations before income taxes reported on our consolidated statements of income:

	For the Year Ended December 31,
(in thousands)	2017	2016	2015
Tax Computed at Federal Statutory Rate – Continuing Operations	$34,707	$28,741	$28,081
Increases (Decreases) in Tax from:
Federal PTCs	(7,527)	(7,175)	(6,962)
State Income Taxes Net of Federal Income Tax Expense	4,341	2,848	4,945
Section 199 Domestic Production Activities Deduction	(1,471)	(482)	--
North Dakota Wind Tax Credit Amortization – Net of Federal Taxes	(850)	(850)	(850)
Corporate-owned Life Insurance	(845)	(680)	(167)
Excess Tax deduction – Stock Compensation Awards	(751)	--	--
Employee Stock Ownership Plan Dividend Deduction	(509)	(537)	(560)
AFUDC - Equity	(322)	(280)	(426)
Investment Tax Credit Amortization	(164)	(350)	(571)
Differences Reversing in Excess of Federal Rates	551	77	(1,143)
Permanent and Other Differences	(1,873)	(1,231)	(705)
Effect of TCJA Tax Rate Reduction on Value of Net Deferred Tax Assets	1,756	--	--
Total Income Tax Expense – Continuing Operations	$27,043	$20,081	$21,642
Effective Income Tax Rate – Continuing Operations	27.3%	24.5%	27.0%

Federal PTCs are recognized as wind energy is generated based on a per kwh rate prescribed in applicable federal statutes. OTP’s kwh generation from its wind turbines eligible for PTCs increased 4.4% in 2017 compared with 2016 due to improved availability of the turbines and more favorable wind and operating conditions in 2017. OTP’s kwh generation from its wind turbines eligible for PTCs increased 3.6% in 2016 compared with 2015 primarily due to higher average wind speed in 2016 compared with 2015. North Dakota wind energy credits are based on dollars invested in qualifying facilities and are being recognized on a straight-line basis over 25 years.

DISCONTINUED OPERATIONS

On April 30, 2015 we sold Foley Company (Foley) for $12.0 million in cash, plus $6.3 million in adjustments for working capital and other related items received in October 2015, less $1.0 million in selling expenses. On February 28, 2015 we sold the assets of AEV, Inc. for $22.3 million in cash, plus $0.6 million in adjustments for working capital and fixed assets received in October 2015, less $0.8 million in selling expenses. Foley and AEV, Inc were included in our Construction segment. On February 8, 2013 we completed the sale of substantially all the assets of our dock and boatlift company, formerly included in our Manufacturing segment. On November 30, 2012 we completed the sale of the assets of our wind tower manufacturing business, formerly included in our Wind Energy segment. Our Construction and Wind Energy segments were eliminated as a result of these sales.

The financial position, results of operations and cash flows of Foley, AEV, Inc., our wind tower manufacturing business and our dock and boatlift company are reported as discontinued operations in our consolidated financial statements. Following are the results of discontinued operations by entity for the years ended December 31, 2017, 2016 and 2015:

(in thousands)	Foley	AEV, Inc.	Wind Tower Business	Dock and Boatlift Business	Intercompany Transactions Adjustment	Total
2017 Net (Loss) Income	$(140)	$--	$276	$184	$--	$320
2016 Net (Loss) Income	$(114)	$(5)	$454	$(51)	$--	$284
2015 Net (Loss) Income	$(5,489)	$6,216	$344	$(580)	$265	$756

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

Liquidity

The following table presents the status of our lines of credit as of December 31, 2017 and December 31, 2016:

(in thousands)	Line Limit	In Use on December 31, 2017	Restricted due to Outstanding Letters of Credit	Available on December 31, 2017	Available on December 31, 2016
Otter Tail Corporation Credit Agreement	$130,000	$--	$--	$130,000	$130,000
OTP Credit Agreement[1]	170,000	112,371	300	57,329	127,067
Total	$300,000	$112,371	$300	$187,329	$257,067

1 $100 million in outstanding borrowings under the OTP Credit Agreement were repaid on February 7, 2018 with proceeds from the issuance of $100 million of OTP’s 4.07% Series 2018A Notes due February 7, 2048.

We believe we have the necessary liquidity to effectively conduct business operations for an extended period if needed. Our balance sheet is strong and we are in compliance with our debt covenants. Financial flexibility is provided by operating cash flows, unused lines of credit, strong financial coverages, investment grade credit ratings and alternative financing arrangements such as leasing.

We believe our financial condition is strong and our cash, other liquid assets, operating cash flows, existing lines of credit, access to capital markets and borrowing ability because of investment-grade credit ratings, when taken together, provide adequate resources to fund ongoing operating requirements and future capital expenditures related to expansion of existing businesses and development of new projects. On May 11, 2015 we filed a shelf registration statement with the Securities and Exchange Commission (SEC) under which we may offer for sale, from time to time, either separately or together in any combination, equity, debt or other securities described in the shelf registration statement, which expires on May 11, 2018. On May 11, 2015, we entered into a Distribution Agreement with J.P. Morgan Securities LLC (JPMS) under which we may offer and sell our common shares from time to time through JPMS, as our distribution agent, up to an aggregate sales price of $75 million through an At-the-Market offering program. No shares were issued under this program in 2017.

Equity or debt financing will be required in the period 2018 through 2022 given the expansion plans related to our Electric segment to fund construction of new rate base investments. Also, such financing will be required should we decide to reduce borrowings under our lines of credit or refund or retire early any of our presently outstanding debt, to complete acquisitions or for other corporate purposes. Our operating cash flows and access to capital markets can be impacted by macroeconomic factors outside our control. In addition, our borrowing costs can be impacted by changing interest rates on short-term and long-term debt and ratings assigned to us by independent rating agencies, which in part are based on certain credit measures such as interest coverage and leverage ratios.

The determination of the amount of future cash dividends to be declared and paid will depend on, among other things, our financial condition, improvement in earnings per share, cash flows from operations, the level of our capital expenditures and our future business prospects. As a result of certain statutory limitations or regulatory or financing agreements, restrictions could occur on the amount of distributions allowed to be made by our subsidiaries. See note 7 to consolidated financial statements for more information. The decision to declare a dividend is reviewed quarterly by the board of directors. On February 5, 2018 our board of directors increased the quarterly dividend from $0.32 to $0.335 per common share.

2017 Cash Flows Compared with 2016 Cash Flows

The $10.1 million increase in cash provided by continuing operations between the years includes a $10.1 million increase in net income from continuing operations, a $10.0 million reduction in discretionary contributions to our pension plan. Changes in long-term assets and liabilities, including deferred taxes, totaling $17.4 million were more than offset by a $27.0 million increase in cash used for working capital items. The increase in cash used for working capital between the periods is primarily due to a $19.1 million increase in cash used for payables and other current liabilities between the years at OTP related to the timing of payments as cash use decreased $10.3 million in 2016 compared to an increase of $8.8 million in cash used for payables and other current liabilities in 2017. Cash used for inventories increased $6.2 million between the years primarily due to increased levels of inventory in each of our business segments.

Net cash used in investing activities was $132.6 million in 2017 compared with $159.3 million in 2016. The $26.7 million decrease in cash used for investing activities includes a $28.3 million decrease in cash used for capital expenditures offset by $1.5 million in acquisition purchase price adjustments. The decrease in cash used for capital expenditures is mainly due to a $31.2 million reduction in cash used for capital expenditures at OTP as work concluded on the Big Stone South–Brookings 345 kV transmission line project which was energized in September 2017. Capital expenditures increased $2.8 million in our Manufacturing and Plastics segments.

Net cash used in financing activities was $24.8 million in 2017 compared with $4.1 million in 2016. Financing activities in 2017 included a $69.5 million increase in net short-term borrowings under OTP’s credit agreement, of which $33.0 million was used to redeem OTP’s 5.95% Senior Unsecured Series A Notes which matured on August 20, 2017. The additional short-term borrowings were used to fund a portion of OTP’s 2017 capital expenditures. Operating cash flows from our Manufacturing and Plastic’s segments were used to repay an additional $15.2 million in long-term debt related to those operations. Financing activities in 2017 also included $2.4 million from an increase in checks written in excess of cash and $4.3 million in net proceeds from the issuance of common stock under our automatic dividend reinvestment and share purchase plan, offset by $1.8 million in stock repurchases related to tax withholding requirements for stock incentive awards. See note 5 to the Company’s consolidated financial statements for further information on stock issuances and retirements in 2017. We paid common stock dividends of $50.6 million in 2017 compared with $48.2 million in 2016.

2016 Cash Flows Compared with 2015 Cash Flows

Cash provided by operating activities of continuing operations was $163.5 million in 2016 compared with $131.5 million in 2015. The $32.0 million increase in cash provided by continuing operations between the years includes a $32.8 million reduction in cash used for working capital items due to:

●

An $18.2 million decrease in cash used for accounts payable and other current liabilities at OTP, reflecting higher levels of payables in December 2016 for coal deliveries and transmission services related to the colder temperatures in December 2016 and the payment, in January 2015, of large billings for coal transportation, coal and power purchased in December 2014.

●	A $10.7 million decrease in cash used for accounts payable and other current liabilities at the plastic pipe companies related to an increase in year-end resin purchases in 2016 compared to 2015.

●

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

●

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

Net cash used in financing activities of continuing operations was $4.1 million in 2016 compared with net cash provided by financing activities of $38.1 million in 2015. Financing activities in 2016 included:

●	$80.0 million in proceeds from the issuance of our 3.55% Guaranteed Senior Notes due December 15, 2026 in December 2016.

●	$50.0 million borrowed under our term loan agreement in February 2016.

●	$32.8 million in net proceeds from the issuance of 1,014,115 shares of common stock under the Company’s At-the-Market offering program.

●	$11.1 million in net proceeds from the issuance of 356,399 shares of common stock under the Company’s automatic dividend reinvestment and share purchase plan.

offset by:

●	The repayment of the $52.3 million balance of our 9.000% notes due in December 2016.

●	A $41.2 million reduction of short-term borrowings and checks written in excess of cash.

●	The repayment of $35.0 million of funds borrowed in February 2016 under our term loan agreement.

●	$48.2 million in common stock dividend payments.

The outstanding short-term borrowings that were paid down were, in part, used to fund the expansion of BTD’s Minnesota facilities in 2015 and the September 1, 2015 acquisition of BTD-Georgia.

Capital Requirements

Capital Expenditures

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

Cash used for consolidated capital expenditures was $132.9 million in 2017, $161.3 million in 2016 and $160 million in 2015. Estimated capital expenditures for 2018 are $110 million. Total capital expenditures for the five-year period 2018 through 2022 are estimated to be approximately $973 million, including:

●	$302 million for renewable wind and solar energy generation projects.
●	$161 million for natural gas-fired generation to replace Hoot Lake Plant capacity.
●

$136 million for numerous potential technology and infrastructure projects to transform future operations, including automated metering, telecommunications, geographic information systems, work and asset management systems, financial information systems, system infrastructure reliability improvements, outage management systems, and storage projects.

●	$35 million for OTP’s Big Stone South–Ellendale 345 kV transmission line project.

The breakdown of 2015, 2016 and 2017 actual cash used for capital expenditures and 2018 through 2022 estimated capital expenditures by segment is as follows:

(in millions)	2015	2016	2017	2018	2019	2020	2021	2022	2018-2022
Electric	$136	$150	$119	$95	$382	$185	$145	$94	$901
Manufacturing	20	8	10	11	10	11	10	11	53
Plastics	4	3	4	4	4	4	4	3	19
Total	$160	$161	$133	$110	$396	$200	$159	$108	$973

On November 16, 2016 OTP entered into an Asset Purchase Agreement (the Purchase Agreement) with EDF Renewable Development, Inc. and certain of its affiliated companies (EDF) to purchase and assume the development assets associated with a 150-MW wind farm in southeastern North Dakota (the Merricourt Project) for a purchase price of $34.7 million, subject to adjustments for interconnection costs. The Purchase Agreement is currently expected to close no earlier than mid-2018, pending regulatory reviews, satisfactory interconnection costs and other conditions. On the same day, OTP entered into a Turnkey Engineering, Procurement and Construction Services Agreement with EDF that will be effective upon the closing of the Purchase Agreement pursuant to which EDF will construct the wind farm with a targeted completion date in 2019 for consideration of $200.5 million, subject to certain adjustments, payable following the closing of the Purchase Agreement in installments in connection with certain project construction milestones. The agreements contain representations, warranties, covenants and indemnities customary to transactions of this type and include provisions for liquidated damages to be paid by EDF in the event of certain occurrences described in the agreements. As of December 31, 2017 OTP had capitalized approximately $4.5 million in development costs associated with the Merricourt Project. On April 10, 2017 OTP submitted an application for Advance Determination of Prudence (ADP) and Certificate of Public Convenience and Necessity to the North Dakota Public Service Commission (NDPSC) for the Merricourt Project. A final order for the ADP, subject to qualifications and compliance obligations, and the Certificate of Public Convenience and Necessity was issued by the NDPSC on November 3, 2017. On October 26, 2017 the MNPUC approved the facility under the Renewable Energy Standard making the project eligible for cost recovery under the Minnesota Renewable Resource Recovery rider.

In addition to initiation of the Merricourt Project, OTP is moving forward with plans for the development, construction and ownership of a 250-MW simple-cycle natural gas-fired combustion turbine generation facility near Astoria, South Dakota (Astoria Station) as part of its plan to reliably meet customers’ electric needs, replace expiring capacity purchase agreements and prepare for the planned retirement of its Hoot Lake Plant in 2021. OTP expects the project will cost approximately $165 million. As of December 31, 2017 OTP had capitalized approximately $3.8 million in development costs associated with Astoria Station. On April 10, 2017 OTP also submitted an application for ADP to the NDPSC for the Astoria Station. A final order for the ADP for Astoria Station was issued by the NDPSC on November 3, 2017, subject to certain qualifications and compliance obligations.

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

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2017, plus our debt and interest obligations on the $100 million in debt OTP issued on February 7, 2018, and the effect these obligations are expected to have on our liquidity and cash flow in future periods.

(in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Coal Contracts (required minimums)	$644	$26	$45	$45	$528
Debt Obligations	593	--	--	171	422
Interest on Debt Obligations	433	29	58	51	295
Capacity and Energy Requirements	253	24	50	25	154
Postretirement Benefit Obligations	112	6	11	12	83
Other Purchase Obligations	48	29	17	2	--
Operating Lease Obligations	34	6	10	5	13
Total Contractual Cash Obligations	$2,117	$120	$191	$311	$1,495

Postretirement Benefit Obligations include estimated cash expenditures for the payment of retiree medical and life insurance benefits and supplemental pension benefits under our unfunded Executive Survivor and Supplemental Retirement Plan, but do not include amounts to fund our noncontributory funded pension plan, as we are not currently required to make a contribution to that plan.

CAPITAL RESOURCES

Financial flexibility is provided by operating cash flows, unused lines of credit, strong financial coverages, investment grade credit ratings, and alternative financing arrangements such as leasing. Equity or debt financing will be required in the period 2018 through 2022 given the expansion plans related to our Electric segment to fund construction of new rate base and transmission investments, in the event we decide to reduce borrowings under our lines of credit, to refund or retire early any of our presently outstanding debt, to complete acquisitions or for other corporate purposes. There can be no assurance that any additional required financing will be available through bank borrowings, debt or equity financing or otherwise, or that if such financing is available, it will be available on terms acceptable to us. If adequate funds are not available on acceptable terms, our businesses, results of operations and financial condition could be adversely affected.

Under our shelf registration statement filed with the SEC we may offer for sale, from time to time, either separately or together in any combination, equity, debt or other securities described in the shelf registration statement, until May 11, 2018.

Under our At-the-Market offering program, we may offer and sell our common shares from time to time until May 11, 2018 through JPMS, as our distribution agent, up to an aggregate sales price of $75 million, of which $39.2 million remained available at December 31, 2017. Under the Distribution Agreement with JPMS, we will designate the minimum price and maximum number of shares to be sold through JPMS on any given trading day or over a specified period of trading days, and JPMS will use commercially reasonable efforts to sell such shares on such days, subject to certain conditions. We are not obligated to sell and JPMS is not obligated to buy or sell any of the shares under the Agreement.

Short-Term Debt

The following table presents the status of our lines of credit as of December 31, 2017 and December 31, 2016:

(in thousands)	Line Limit	In Use on December 31, 2017	Restricted due to Outstanding Letters of Credit	Available on December 31, 2017	Available on December 31, 2016
Otter Tail Corporation Credit Agreement	$130,000	$--	$--	$130,000	$130,000
OTP Credit Agreement[1]	170,000	112,371	300	57,329	127,067
Total	$300,000	$112,371	$300	$187,329	$257,067

1 $100 million in outstanding borrowings under the OTP Credit Agreement were repaid on February 7, 2018 with proceeds from the issuance of $100 million of OTP’s 4.07% Series 2018A Notes due February 7, 2048.

Under the Otter Tail Corporation Credit Agreement (as defined below), the maximum amount of debt outstanding in 2017 was $15,169,000 on April 3, 2017 and the average daily balance of debt outstanding during 2017 was $2,305,000. The weighted average interest rate paid on debt outstanding under the Otter Tail Corporation Credit Agreement during 2017 was 2.8% compared with 2.3% in 2016. Under the OTP Credit Agreement (as defined below), the maximum amount of debt outstanding in 2017 was $112,371,000 from December 29-31, 2017 and the average daily balance of debt outstanding during 2017 was $69,391,000. The weighted average interest rate paid on debt outstanding under the OTP Credit Agreement during 2017 was 2.4% compared with 1.8% in 2016. The maximum amount of consolidated short-term debt outstanding in 2017 was $112,371,000 from December 29-31, 2017 and the average daily balance of consolidated short-term debt outstanding during 2017 was $71,696,000. The weighted average interest rate on consolidated short-term debt outstanding on December 31, 2017 was 2.7%.

On October 29, 2012 we entered into a Third Amended and Restated Credit Agreement (the Otter Tail Corporation Credit Agreement), which is an unsecured $130 million revolving credit facility that may be increased to $250 million on the terms and subject to the conditions described in the Otter Tail Corporation Credit Agreement. On October 31, 2017 the Otter Tail Corporation Credit Agreement was amended to extend its expiration date by one year from October 29, 2021 to October 31, 2022. We can draw on this credit facility to refinance certain indebtedness and support our operations and the operations of certain of our subsidiaries. Borrowings under the Otter Tail Corporation Credit Agreement bear interest at LIBOR plus 1.50%, subject to adjustment based on our senior unsecured credit ratings or the issuer rating if a rating is not provided for the senior unsecured credit. We are required to pay commitment fees based on the average daily unused amount available to be drawn under the revolving credit facility. The Otter Tail Corporation Credit Agreement contains a number of restrictions on us and the businesses of our wholly owned subsidiary, Varistar Corporation (Varistar) and its subsidiaries, including restrictions on our and their ability to merge, sell assets, make investments, create or incur liens on assets, guarantee the obligations of certain other parties and engage in transactions with related parties. The Otter Tail Corporation Credit Agreement also contains affirmative covenants and events of default, and financial covenants as described below under the heading “Financial Covenants.” The Otter Tail Corporation Credit Agreement does not include provisions for the termination of the agreement or the acceleration of repayment of amounts outstanding due to changes in our credit ratings. Our obligations under the Otter Tail Corporation Credit Agreement are guaranteed by certain of our subsidiaries. Outstanding letters of credit issued by us under the Otter Tail Corporation Credit Agreement can reduce the amount available for borrowing under the line by up to $40 million.

On October 29, 2012 OTP entered into a Second Amended and Restated Credit Agreement (the OTP Credit Agreement), providing for an unsecured $170 million revolving credit facility that may be increased to $250 million on the terms and subject to the conditions described in the OTP Credit Agreement. On October 31, 2017 the OTP Credit Agreement was amended to extend its expiration date by one year from October 29, 2021 to October 31, 2022. OTP can draw on this credit facility to support the working capital needs and other capital requirements of its operations, including letters of credit in an aggregate amount not to exceed $50 million outstanding at any time. Borrowings under this line of credit bear interest at LIBOR plus 1.25%, subject to adjustment based on the ratings of OTP’s senior unsecured debt or the issuer rating if a rating is not provided for the senior unsecured debt. OTP is required to pay commitment fees based on the average daily unused amount available to be drawn under the revolving credit facility. The OTP Credit Agreement contains a number of restrictions on the business of OTP, including restrictions on its ability to merge, sell assets, make investments, create or incur liens on assets, guarantee the obligations of any other party, and engage in transactions with related parties. The OTP Credit Agreement also contains affirmative covenants and events of default, and financial covenants as described below under the heading “Financial Covenants.” The OTP Credit Agreement does not include provisions for the termination of the agreement or the acceleration of repayment of amounts outstanding due to changes in OTP’s credit ratings. OTP’s obligations under the OTP Credit Agreement are not guaranteed by any other party.

Long-Term Debt

2018 Note Purchase Agreement

On November 14, 2017, OTP entered into a Note Purchase Agreement (the 2018 Note Purchase Agreement) with the purchasers named therein, pursuant to which OTP agreed to issue to the purchasers, in a private placement transaction, $100 million aggregate principal amount of OTP’s 4.07% Series 2018A Senior Unsecured Notes due February 7, 2048 (the 2018 Notes). The 2018 Notes were issued on February 7, 2018. Proceeds from the 2018 Notes were used to repay $100 million in outstanding borrowings under the OTP Credit Agreement.

OTP may prepay all or any part of the 2018 Notes (in an amount not less than 10% of the aggregate principal amount of the Notes then outstanding in the case of a partial prepayment) at 100% of the principal amount so prepaid, together with unpaid accrued interest and a make-whole amount; provided that if no default or event of default exists under the 2018 Note Purchase Agreement, any prepayment made by OTP of all of the 2018 Notes then outstanding on or after August 7, 2047 will be made without any make-whole amount. The 2018 Note Purchase Agreement also requires OTP to offer to prepay all outstanding 2018 Notes at 100% of the principal amount together with unpaid accrued interest in the event of a Change of Control (as defined in the 2018 Note Purchase Agreement) of OTP.

The 2018 Note Purchase Agreement contains a number of restrictions on the business of OTP. These include restrictions on OTP’s abilities to merge, sell assets, create or incur liens on assets, guarantee the obligations of any other party, and engage in transactions with related parties. The 2018 Note Purchase Agreement also contains other negative covenants and events of default, as well as certain financial covenants as described below under the heading “Financial Covenants.” The 2018 Note Purchase Agreement does not include provisions for the termination of the agreement or the acceleration of repayment of amounts outstanding due to changes in OTP’s credit ratings. The 2018 Note Purchase Agreement includes a “most favored lender” provision generally requiring that in the event the OTP Credit Agreement or any renewal, extension or replacement thereof, at any time contains any financial covenant or other provision providing for limitations on interest expense and such a covenant is not contained in the 2018 Note Purchase Agreement under substantially similar terms or would be more beneficial to the holders of the 2018 Notes than any analogous provision contained in the 2018 Note Purchase Agreement (an Additional Covenant), then unless waived by the Required Holders (as defined in the 2018 Note Purchase Agreement), the Additional Covenant will be deemed to be incorporated into the 2018 Note Purchase Agreement. The 2018 Note Purchase Agreement also provides for the amendment, modification or deletion of an Additional Covenant if such Additional Covenant is amended or modified under or deleted from the OTP Credit Agreement, provided that no default or event of default has occurred and is continuing.

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

We may prepay all or any part of the 2026 Notes (in an amount not less than 10% of the aggregate principal amount of the 2026 Notes then outstanding in the case of a partial prepayment) at 100% of the principal amount prepaid, together with unpaid accrued interest and a make-whole amount; provided that if no default or event of default exists under the 2016 Note Purchase Agreement, any optional prepayment made by us of all of the 2026 Notes on or after September 15, 2026 will bemade without any make-whole amount. We are required to offer to prepay all of the outstanding 2026 Notes at 100% of the principal amount together with unpaid accrued interest in the event of a Change of Control (as defined in the 2016 Note Purchase Agreement) of the Company. In addition, if we and our Material Subsidiaries sell a “substantial part” of our or their assets and use the proceeds to prepay or retire senior Interest-bearing Debt (as defined in the 2016 Note Purchase Agreement) of the Company and/or a Material Subsidiary in accordance with the terms of the 2016 Note Purchase Agreement, we are required to offer to prepay a Ratable Portion (as defined in the 2016 Note Purchase Agreement) of the 2026 Notes held by each holder of the 2026 Notes.

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

Term Loan Agreement

On February 5, 2016 we borrowed $50 million under an unsecured Term Loan Agreement (the Term Loan Agreement) at an interest rate based on the 30 day LIBOR plus 90 basis points. The proceeds from the Term Loan Agreement were used to pay down borrowings under the Otter Tail Corporation Credit Agreement that were used to fund the expansion of BTD’s Minnesota facilities in 2015 and to fund the September 1, 2015 acquisition of BTD-Georgia. We repaid $35 million of the $50 million in the fourth quarter of 2016 and we repaid the remaining $15 million during 2017. The Term Loan Agreement terminated on February 5, 2018.

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

The 2013 Note Purchase Agreement states that OTP may prepay all or any part of the Notes (in an amount not less than 10% of the aggregate principal amount of the Notes then outstanding in the case of a partial prepayment) at 100% of the principal amount prepaid, together with accrued interest and a make-whole amount, provided that if no default or event of default under the 2013 Note Purchase Agreement exists, any optional prepayment made by OTP of (i) all of the Series A Notes then outstanding on or after November 27, 2028 or (ii) all of the Series B Notes then outstanding on or after November 27, 2043, will be made at 100% of the principal prepaid but without any make-whole amount. In addition, the 2013 Note Purchase Agreement states OTP must offer to prepay all of the outstanding Notes at 100% of the principal amount together with unpaid accrued interest in the event of a Change of Control (as defined in the 2013 Note Purchase Agreement) of OTP.

The 2013 Note Purchase Agreement contains a number of restrictions on the business of OTP, including restrictions on OTP’s ability to merge, sell assets, create or incur liens on assets, guarantee the obligations of any other party, and engage in transactions with related parties. The 2013 Note Purchase Agreement also contains affirmative covenants and events of default, as well as certain financial covenants as described below under the heading “Financial Covenants.” The 2013 Note Purchase Agreement does not include provisions for the termination of the agreement or the acceleration of repayment of amounts outstanding due to changes in OTP’s credit ratings. The 2013 Note Purchase Agreement includes a “most favored lender” provision generally requiring that in the event the OTP Credit Agreement or any renewal, extension or replacement thereof, at any time contains any financial covenant or other provision providing for limitations on interest expense and such a covenant is not contained in the 2013 Note Purchase Agreement under substantially similar terms or would be more beneficial to the holders of the Notes than any analogous provision contained in the 2013 Note Purchase Agreement (an Additional Covenant), then unless waived by the Required Holders (as defined in the 2013 Note Purchase Agreement), the Additional Covenant will be deemed to be incorporated into the 2013 Note Purchase Agreement. The 2013 Note Purchase Agreement also provides for the amendment, modification or deletion of an Additional Covenant if such Additional Covenant is amended or modified under or deleted from the OTP credit agreement, provided that no default or event of default has occurred and is continuing.

2007 and 2011 Note Purchase Agreements

On December 1, 2011, OTP issued $140 million aggregate principal amount of its 4.63% Senior Unsecured Notes due December 1, 2021 pursuant to a Note Purchase Agreement dated as of July 29, 2011 (the 2011 Note Purchase Agreement). OTP also has outstanding its $122 million senior unsecured notes issued in three series consisting of $30 million aggregate principal amount of 6.15% Senior Unsecured Notes, Series B, due 2022; $42 million aggregate principal amount of 6.37% Senior Unsecured Notes, Series C, due 2027; and $50 million aggregate principal amount of 6.47% Senior Unsecured Notes, Series D, due 2037 (collectively, the 2007 Notes). The 2007 Notes were issued pursuant to a Note Purchase Agreement dated as of August 20, 2007 (the 2007 Note Purchase Agreement). On August 21, 2017 OTP used borrowings under the OTP Credit Agreement to retire its $33 million aggregate principal amount of 5.95% Senior Unsecured Notes, Series A, which had been issued under the 2007 Note Purchase Agreement and matured on August 20, 2017.

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

Financial Covenants

We were in compliance with the financial covenants in our debt agreements as of December 31, 2017.

No Credit or Note Purchase Agreement contains any provisions that would trigger an acceleration of the related debt as a result of changes in the credit rating levels assigned to the related obligor by rating agencies.

Our borrowing agreements are subject to certain financial covenants. Specifically:

●

Under the Otter Tail Corporation Credit Agreement and the 2016 Note Purchase Agreement, we may not permit the ratio of our Interest-bearing Debt to Total Capitalization to be greater than 0.60 to 1.00 or permit our Interest and Dividend Coverage Ratio to be less than 1.50 to 1.00 (each measured on a consolidated basis). As of December 31, 2017 our Interest and Dividend Coverage Ratio calculated under the requirements of the Otter Tail Corporation Credit Agreement and the 2016 Note Purchase Agreement was 4.47 to 1.00.

●	Under the 2016 Note Purchase Agreement, we may not permit our Priority Indebtedness to exceed 10% of our Total Capitalization.

●	Under the OTP Credit Agreement, OTP may not permit the ratio of its Interest-bearing Debt to Total Capitalization to be greater than 0.60 to 1.00.

●

Under the 2007 Note Purchase Agreement and 2011 Note Purchase Agreement, OTP may not permit the ratio of its Consolidated Debt to Total Capitalization to be greater than 0.60 to 1.00 or permit its Interest and Dividend Coverage Ratio to be less than 1.50 to 1.00, in each case as provided in the related borrowing agreement, and OTP may not permit its Priority Debt to exceed 20% of its Total Capitalization, as provided in the related agreement. As of December 31, 2017 OTP’s Interest and Dividend Coverage Ratio and Interest Charges Coverage Ratio, calculated under the requirements of the 2007 Note Purchase Agreement and 2011 Note Purchase Agreement, was 3.62 to 1.00.

●

Under the 2013 Note Purchase Agreement and the 2018 Note Purchase Agreement, OTP may not permit its Interest-bearing Debt to exceed 60% of Total Capitalization and may not permit its Priority Indebtedness to exceed 20% of its Total Capitalization, in each case as provided in the related agreement.

As of December 31, 2017 our ratio of Interest-bearing Debt to Total Capitalization was 0.46 to 1.00 on a consolidated basis and 0.49 to 1.00 for OTP. Neither Otter Tail Corporation nor OTP had any Priority Indebtedness outstanding as of December 31, 2017.

Our ratio of earnings to fixed charges from continuing operations reported in Exhibit 12.1 to this Annual Report on Form 10-K, which includes imputed finance costs on operating leases, was 4.1x for 2017 and 3.4x for 2016. During 2018, we expect this coverage ratio to increase, assuming 2018 net income meets our expectations.

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

2018 BUSINESS OUTLOOK

We anticipate 2018 diluted earnings per share to be in the range of $1.80 to $1.95. This guidance reflects the current mix of businesses we own, strategies for improving future operating results, the cyclical nature of some of our businesses, and current regulatory factors and economic challenges facing our Electric, Manufacturing and Plastics segments. Due to the tax rate reduction in the TCJA, we expect 2018 earnings for our Manufacturing and Plastics segments to be positively impacted by $0.09 per share offset by $0.04 per share in our corporate cost center. We expect capital expenditures for 2018 to be $110 million compared with actual cash used for capital expenditures of $133 million in 2017. Our planned expenditures for 2018 include $33 million for the Big Stone South–Ellendale transmission line project, which positively impacts earnings by providing an immediate return on invested funds through rider recovery mechanisms.

Segment components of our 2018 earnings per share guidance range compared with 2017 actual earnings are as follows:

	2017 EPS by Segment			2018 EPS Guidance
	GAAP-Basis	Impact of Tax Reform	Before Impact of Tax Reform[1]	Low	High
Electric	$1.24	$0.02	$1.26	$1.34	$1.37
Manufacturing	$0.28	$(0.07)	$0.21	$0.26	$0.30
Plastics	$0.54	$(0.08)	$0.46	$0.36	$0.40
Corporate	$(0.25)	$0.18	$(0.07)	$(0.16)	$(0.12)
Total – Continuing Operations	$1.81	$0.05	$1.86	$1.80	$1.95
Return on Equity	10.6%		10.8%	10.1%	10.9%
[1]

This table includes measures of financial performance and presentations of financial information that are not defined by generally accepted accounting principles (GAAP). Management believes that presenting diluted earnings per share from continuing operations by segment and in total on a Non-GAAP basis by excluding the impact of the TCJA tax rate reduction on deferred tax values will assist investors in making an evaluation of our performance against expectations for 2018 on a comparable basis. Management understands that there are material limitations on the use of non-GAAP measures. Non-GAAP measures are not substitutes for GAAP measures for the purpose of analyzing financial performance. These non-GAAP measures are not in accordance with, or an alternative for, measures prepared in accordance with generally accepted accounting principles and may be different from non-GAAP measures used by other companies. In addition, these non-GAAP measures are not based on any comprehensive set of accounting rules or principles. This information should not be construed as an alternative to the reported results, which have been determined and provided in accordance with GAAP.

Contributing to our earnings guidance for 2018 are the following items:

●	We expect 2018 Electric segment net income to be higher than 2017 segment net income based on:

o	Normal weather for 2018. Milder than normal weather in 2017 negatively impacted diluted earnings per share by an estimated $0.04 compared to normal.

o

Constructive outcome of a rate case filed in North Dakota on November 2, 2017 with a full year of increased interim rates in 2018. Our ability to obtain final rates similar to interim rates and reasonable rates of return depends on regulatory action under applicable statutes and regulations. We expect the effects of any reduction in interim or final rates as a result of lower tax rates in the TCJA to be offset by lower tax expenses. We cannot provide assurance our interim rates will become final.

o	Increase in transmission investments and other revenues.

offset by:

o

Increased operating and maintenance expenses due to a planned maintenance outage at our Big Stone Plant of $0.05 per share and $0.09 for increasing costs of pension, medical, workers compensation and retiree medical benefits. The increase in pension costs is a result of a decrease in the discount rate from 4.60% to 3.90%.

o	Higher depreciation and property tax expense due to large capital projects being put into service.

o

Increased interest expense related to replacing short-term debt at an average annual rate of 2.4% with long-term debt at a rate of 4.07% along with an increase in combined short-term and long-term borrowings to finance a portion of 2018 planned capital expenditures.

●	We expect 2018 net income from our Manufacturing segment to increase over 2017 based on the following:

o

Sales at BTD are expected to be flat year-over-year however, earnings are expected to improve based on stronger year-over-year operating margins achieved through cost reductions and improved productivity.

o	An increase in earnings from T.O. Plastics mainly driven by year-over-year sales growth in horticulture, life science and industrial markets.

o	Lower income taxes of approximately $0.04 per share as a result of the lower federal tax rates implemented as part of the TCJA.

o	Backlog for the manufacturing companies of approximately $166 million for 2018 compared with $118 million one year ago.

●

We expect 2018 net income from the Plastics segment to be lower than 2017, because 2017 results included sales driven by customer reaction to the hurricanes that occurred in the Gulf of Mexico. This had an estimated impact on earnings of $0.09 per diluted share in 2017. We also expect lower operating margins in 2018 due to a lower expected sales prices and increasing resin prices on similar sales volumes in 2018 compared to 2017 excluding the effect of the hurricanes on 2017 sales. Plastics net income for 2018 will be positively affected by lower effective tax rates in 2018 as a result of the TCJA.

●

Corporate costs, net of tax, are expected to be higher in 2018 than in 2017 when excluding the effect of the TCJA on 2017 net losses in the corporate cost center. The higher net-of-tax costs expected in 2018 are due, in part, to the lower tax rate that will be in effect in 2018.

The impact of the TCJA on future results are based on reasonable estimates reflecting the anticipated impact of the TCJA, and are subject to adjustment upon obtaining additional information or to reflect future changes resulting from future legislation, rules, regulations or interpretations impacting the TCJA. The Company will continue to analyze the impact of the TCJA to assess the full effects on the Company’s future business and results.

The following table shows our 2017 capital expenditures and 2018 through 2022 anticipated capital expenditures and electric utility average rate base:

(in millions)	2017	2018	2019	2020	2021	2022	Total
Capital Expenditures:
Electric Segment:
Renewables and Natural Gas Generation		$1	$308	$102	$50	$1	$462
Transformative Technology and Infrastructure		--	22	32	43	39	136
Transmission		45	12	9	7	7	80
Other		49	40	42	45	47	223
Total Electric Segment	$119	$95	$382	$185	$145	$94	$901
Manufacturing and Plastics Segments	14	15	14	15	14	14	72
Total Capital Expenditures	$133	$110	$396	$200	$159	$108	$973
Total Electric Utility Average Rate Base	$1,055	$1,091	$1,297	$1,480	$1,568	$1,625

The consolidated capital expenditure plan for the 2018-2022 time period calls for $973 million based on the need for additional wind and solar in rate base and capital spending for Astoria Station, a natural gas-fired plant that is expected to replace Hoot Lake Plant when it is retired in 2021. Given the increased capital expenditure plan, our compounded annual growth rate in rate base is projected to be 9.0% from 2017 through 2022.

Execution on the currently anticipated electric utility capital expenditure plan is expected to grow rate base and be a key driver in increasing utility earnings over the 2018 through 2022 timeframe.

Our outlook for 2018 is dependent on a variety of factors and is subject to the risks and uncertainties discussed in Item 1A. Risk Factors, and elsewhere in this Annual Report on Form 10-K.

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

Pension and Other Postretirement Benefits Obligations and Costs

Pension and postretirement benefit liabilities and expenses for our electric utility and corporate employees are determined by actuaries using assumptions about the discount rate, expected return on plan assets, rate of compensation increase and healthcare cost-trend rates. Further discussion of our pension and postretirement benefit plans and related assumptions is included in note 10 to our consolidated financial statements.

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

The pension benefit cost for 2018 for our noncontributory funded pension plan is expected to be $6.6 million compared to $5.9 million in 2017, reflecting a decrease in the estimated discount rate used to determine annual benefit cost accruals from 4.60% in 2017 to 3.90% in 2018. The assumed rate of return on pension plan assets will remain at 7.50% in 2018. In selecting the discount rate, we consider the yields of fixed income debt securities, which have ratings of “Aa” published by recognized rating agencies, along with bond matching models specific to our plan’s cash flows as a basis to determine the rate.

Subsequent increases or decreases in actual rates of return on plan assets over assumed rates or increases or decreases in the discount rate or rate of increase in future compensation levels could significantly change projected costs. For 2017, all other factors being held constant: a 0.25 increase in the discount rate would have decreased our 2017 pension benefit cost by $904,000; a 0.25 decrease in the discount rate would have increased our 2017 pension benefit cost by $950,000; a 0.25 increase in the assumed rate of increase in future compensation levels would have increased our 2017 pension benefit cost by $555,000; a 0.25 decrease in the assumed rate of increase in future compensation levels would have decreased our 2017 pension benefit cost by $543,000; and a 0.25 increase (or decrease) in the expected long-term rate of return on plan assets would have decreased (or increased) our 2017 pension benefit cost by $641,000.

Increases or decreases in the discount rate or in retiree healthcare cost inflation rates could significantly change our projected postretirement healthcare benefit costs. A 0.25 increase in the discount rate would have decreased our 2017 postretirement medical benefit costs by $217,000. A 0.25 decrease in the discount rate would have increased our 2017 postretirement medical benefit costs by $228,000. See note 10 to consolidated financial statements for the cost impact of a change in medical cost inflation rates.

We believe the estimates made for our pension and other postretirement benefits are reasonable based on the information that is known at the point in time the estimates are made. These estimates and assumptions are subject to a number of variables and are subject to change.

Taxation

We are required to make judgments regarding the potential tax effects of various financial transactions and our ongoing operations to estimate our obligations to taxing authorities. These tax obligations include income, real estate and use taxes. These judgments could result in the recognition of a liability for potential adverse outcomes regarding uncertain tax positions that we have taken. While we believe our liability for uncertain tax positions as of December 31, 2017 reflects the most likely probable expected outcome of these tax matters in accordance with the requirements of ASC Topic 740, Income Taxes, the ultimate outcome of such matters could result in additional adjustments to our consolidated financial statements. However, we do not believe such adjustments would be material.

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

As of December 31, 2017 an assessment of the carrying amounts of our long-lived assets and other intangibles indicated these assets were not impaired.

Goodwill Impairment

Goodwill is required to be evaluated annually for impairment, according to ASC 350-20-35, Goodwill – Subsequent Measurement. We perform qualitative assessments of goodwill impairment and quantitative goodwill impairment testing annually in the fourth quarter. In addition, the quantitative testing is performed on an interim basis whenever events or circumstances indicate that the carrying amount of goodwill may not be recoverable. Examples of such events or circumstances may include a significant adverse change in business climate, weakness in an industry in which our reporting units operate or recent significant cash or operating losses with expectations that those losses will continue.

Under GAAP, we have the option of first performing a qualitative assessment to test goodwill for impairment on a reporting unit basis. If, after applying the qualitative assessment, we conclude that it is not more likely than not that the fair value of the reporting unit is less than its carrying value, the quantitative goodwill impairment test is not required. If, after performing the qualitative assessment, we conclude that it is more likely than not that the fair value of the reporting unit is less than its carrying value, we would perform the quantitative goodwill impairment test.

The quantitative goodwill impairment test is a two-step process performed at the reporting unit level. We have determined the reporting units for our goodwill impairment test are our operating segments, or components of an operating segment, that constitute a business for which discrete financial information is available and for which our chief operating decision makers regularly review the operating results. For more information on our operating segments, see note 2 to consolidated financial statements. The first step of the quantitative impairment test involves comparing the fair value of each reporting unit to its carrying value. If the fair value of a reporting unit exceeds its carrying value, the test is complete and no impairment is recorded. If the fair value of a reporting unit is less than its carrying value, step two of the test is performed to determine the amount of impairment loss, if any. The impairment is computed by comparing the implied fair value of the reporting unit’s goodwill to the carrying value of that goodwill. If the carrying value is greater than the implied fair value, an impairment loss must be recorded. At December 31, 2017, the fair value substantially exceeded the carrying value at all our reporting units reported under continuing operations.

Conducting a qualitative assessment to determine if the fair value of a reporting unit is more likely than not in excess of its carrying value and determining the fair value of a reporting unit under quantitative testing requires judgment and the use of significant estimates which include assumptions about the reporting unit’s future revenue, profitability and cash flows, amount and timing of estimated capital expenditures, inflation rates, weighted average cost of capital, operational plans, and current and future economic conditions, among others. The fair value of each reporting unit is determined using a weighted combination of income and market approaches. We use a discounted cash flow methodology for our income approach. Under this approach, the discounted cash flow model determines fair value based on the present value of projected cash flows over a specified period and a residual value related to future cash flows beyond the projection period. Both values are discounted using a rate which reflects the best estimate of the weighted average cost of capital at each reporting unit. Under the market approach, we estimate fair value using multiples derived from comparable enterprise value to EBITDA multiples, comparable price earnings ratios, comparable enterprise value to sales multiples and if available, comparable sales transactions for comparative peer companies for each respective reporting unit. These multiples are applied to operating data for each reporting unit to arrive at an indication of fair value. When performing a qualitative assessment, we evaluate whether forecast scenarios used in the most recent quantitative fair value calculation continue to be reasonable considering industry events and the reporting unit’s current circumstances. We believe the estimates and assumptions used in our impairment assessments are reasonable and based on available market information, but variations in any of the assumptions could result in materially different calculations of fair value and determinations of whether or not impairment is indicated.

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

Item 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 2017 we had exposure to market risk associated with interest rates because OTP had $112.4 million in short-term debt outstanding subject to variable interest rates indexed to LIBOR plus 1.25% under the OTP Credit Agreement.

All of our remaining consolidated long-term debt outstanding on December 31, 2017 has fixed interest rates. We manage our interest rate risk through the issuance of fixed-rate debt with varying maturities, through economic refunding of debt through optional refundings, limiting the amount of variable interest rate debt, and the utilization of short-term borrowings to allow flexibility in the timing and placement of long-term debt.

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

The companies in our Manufacturing segment are exposed to market risk related to changes in commodity prices for steel, aluminum and polystyrene and other plastics resins. The price and availability of these raw materials could affect the revenues and earnings of our Manufacturing segment.

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

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Otter Tail Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets and statements of capitalization of Otter Tail Corporation and subsidiaries (the "Company") as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, common shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Otter Tail Corporation and subsidiaries as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

Basis for Opinions

The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report Regarding Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Minneapolis, Minnesota

February 20, 2018

We have served as the Company’s auditor since 1944.

Otter Tail Corporation
Consolidated Balance Sheets, December 31
(in thousands)	2017	2016

Assets

Current Assets
Cash and Cash Equivalents	$16,216	$--
Accounts Receivable:
Trade (less allowance for doubtful accounts of $1,094 for 2017 and $1,246 for 2016)	68,466	68,242
Other	7,761	5,850
Inventories	88,034	83,740
Unbilled Revenues	22,427	20,080
Income Taxes Receivable	1,181	662
Regulatory Assets	22,551	21,297
Other	12,491	8,144
Total Current Assets	239,127	208,015

Investments	8,629	8,417
Other Assets	36,006	34,104
Goodwill	37,572	37,572
Other Intangibles–Net	13,765	14,958
Regulatory Assets	129,576	132,094

Plant
Electric Plant in Service	1,981,018	1,860,357
Nonelectric Operations	216,937	211,826
Construction Work in Progress	141,067	153,261
Total Gross Plant	2,339,022	2,225,444
Less Accumulated Depreciation and Amortization	799,419	748,219
Net Plant	1,539,603	1,477,225

Total Assets	$2,004,278	$1,912,385

See accompanying notes to consolidated financial statements.

Otter Tail Corporation
Consolidated Balance Sheets, December 31
(in thousands, except share data)	2017	2016

Liabilities and Equity

Current Liabilities
Short-Term Debt	$112,371	$42,883
Current Maturities of Long-Term Debt	186	33,201
Accounts Payable	84,185	89,350
Accrued Salaries and Wages	21,534	17,497
Accrued Taxes	16,808	16,000
Regulatory Liabilities	9,688	3,294
Other Accrued Liabilities	11,389	12,083
Liabilities of Discontinued Operations	492	1,363
Total Current Liabilities	256,653	215,671

Pensions Benefit Liability	109,708	97,627
Other Postretirement Benefits Liability	69,774	62,571
Other Noncurrent Liabilities	22,769	21,706

Commitments and Contingencies (note 8)

Deferred Credits
Deferred Income Taxes	100,501	226,591
Deferred Tax Credits	21,379	22,849
Regulatory Liabilities	232,893	82,433
Other	3,329	7,492
Total Deferred Credits	358,102	339,365

Capitalization (page 67)
Long-Term Debt—Net	490,380	505,341

Cumulative Preferred Shares – Authorized 1,500,000 Shares Without Par Value; Outstanding – None	--	--

Cumulative Preference Shares – Authorized 1,000,000 Shares Without Par Value; Outstanding – None	--	--

Common Shares, Par Value $5 Per Share–Authorized, 50,000,000 Shares; Outstanding, 2017—39,557,491 Shares; 2016—39,348,136 Shares	197,787	196,741
Premium on Common Shares	343,450	337,684
Retained Earnings	161,286	139,479
Accumulated Other Comprehensive Loss	(5,631)	(3,800)
Total Common Equity	696,892	670,104

Total Capitalization	1,187,272	1,175,445

Total Liabilities and Equity	$2,004,278	$1,912,385

See accompanying notes to consolidated financial statements.

Otter Tail Corporation
Consolidated Statements of Income–For the Years Ended December 31
(in thousands, except per-share amounts)	2017	2016	2015

Operating Revenues
Electric	$434,506	$427,349	$407,039
Product Sales	414,844	376,190	372,765
Total Operating Revenues	849,350	803,539	779,804

Operating Expenses
Production Fuel – Electric	59,690	54,792	42,744
Purchased Power – Electric System Use	64,807	63,226	78,150
Electric Operation and Maintenance Expenses	151,319	151,225	140,768
Cost of Products Sold (depreciation included below)	316,562	295,222	295,032
Other Nonelectric Expenses	43,240	40,264	40,021
Depreciation and Amortization	72,545	73,445	60,363
Property Taxes – Electric	15,053	14,266	13,512
Total Operating Expenses	723,216	692,440	670,590

Operating Income	126,134	111,099	109,214

Interest Charges	29,604	31,886	31,160
Other Income	2,632	2,905	2,177
Income Before Income Taxes – Continuing Operations	99,162	82,118	80,231
Income Tax Expense – Continuing Operations	27,043	20,081	21,642
Net Income from Continuing Operations	72,119	62,037	58,589
Discontinued Operations
Income (Loss) – net of Income Tax Expense (Benefit) of $213 in 2017, $138 in 2016, and ($1,539) in 2015	320	284	(5,404)
Impairment Loss – net of Income Tax (Benefit) of $0 in 2015	--	--	(1,000)
Gain on Disposition – net of Income Tax Expense of $4,530 in 2015	--	--	7,160
Net Income from Discontinued Operations	320	284	756
Total Net Income	$72,439	$62,321	$59,345

Average Number of Common Shares Outstanding–Basic	39,457	38,546	37,495
Average Number of Common Shares Outstanding–Diluted	39,748	38,731	37,668

Basic Earnings Per Common Share:
Continuing Operations	$1.83	$1.61	$1.56
Discontinued Operations	$0.01	$0.01	$0.02
	$1.84	$1.62	$1.58
Diluted Earnings Per Common Share:
Continuing Operations	$1.81	$1.60	$1.56
Discontinued Operations	$0.01	$0.01	$0.02
	$1.82	$1.61	$1.58
Dividends Declared Per Common Share	$1.28	$1.25	$1.23

See accompanying notes to consolidated financial statements.

Otter Tail Corporation
Consolidated Statements of Comprehensive Income–For the Years Ended December 31
(in thousands)	2017	2016	2015
Net Income	$72,439	$62,321	$59,345
Other Comprehensive Income (Loss):
Unrealized Loss on Available-for-Sale Securities:
Reversal of Previously Recognized Gains Realized on Sale of Investments and Included in Other Income During Period	(15)	(3)	(3)
Gains (Losses) Arising During Period	115	(14)	(49)
Income Tax (Expense) Benefit	(35)	6	18
Change in Unrealized Losses on Available-for-Sale Securities – net-of-tax	65	(11)	(34)
Pension and Postretirement Benefit Plans:
Actuarial (Losses) Gains Net of Regulatory Allocation Adjustment	(3,791)	(445)	510
Amortization of Unrecognized Postretirement Benefit Costs (note 10)	629	628	821
Income Tax Benefit (Expense)	1,266	(74)	(532)
Pension and Postretirement Benefit Plans – net-of-tax	(1,896)	109	799
Total Other Comprehensive Income (Loss)	(1,831)	98	765
Total Comprehensive Income	$70,608	$62,419	$60,110

See accompanying notes to consolidated financial statements.

Otter Tail Corporation
Consolidated Statements of Common Shareholders’ Equity
(in thousands, except common shares outstanding)	Common Shares Outstanding	Par Value, Common Shares	Premium on Common Shares	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)		Total Common Equity
Balance, December 31, 2014	37,218,053	$186,090	$278,436	$112,903	$(4,663)	(a)	$572,766
Common Stock Issuances, Net of Expenses	690,485	3,453	14,715				18,168
Common Stock Retirements	(51,352)	(257)	(1,339)				(1,596)
Net Income				59,345			59,345
Other Comprehensive Income					765		765
Tax Benefit – Stock Compensation			82				82
Employee Stock Incentive Plan Expense			1,716				1,716
Common Dividends ($1.23 per share)				(46,223)			(46,223)
Balance, December 31, 2015	37,857,186	$189,286	$293,610	$126,025	$(3,898)	(a)	$605,023
Common Stock Issuances, Net of Expenses	1,494,618	7,473	38,490				45,963
Common Stock Retirements	(3,668)	(18)	(86)				(104)
Net Income				62,321			62,321
Other Comprehensive Income					98		98
Employee Stock Incentive Plan Expense			3,178				3,178
ASU 2016-09 Adoption			2,492	(623)			1,869
Common Dividends ($1.25 per share)				(48,244)			(48,244)
Balance, December 31, 2016	39,348,136	$196,741	$337,684	$139,479	$(3,800)	(a)	$670,104
Common Stock Issuances, Net of Expenses	257,059	1,285	3,684				4,969
Common Stock Retirements	(47,704)	(239)	(1,560)				(1,799)
Net Income				72,439			72,439
Other Comprehensive Income					(1,831)		(1,831)
Employee Stock Incentive Plan Expense			3,642				3,642
Common Dividends ($1.28 per share)				(50,632)			(50,632)
Balance, December 31, 2017	39,557,491	$197,787	$343,450	$161,286	$(5,631)	(a)	$696,892

(a) Accumulated Other Comprehensive Loss on December 31 is comprised of the following:
(in thousands)	2017	2016	2015
Unrealized Gain (Loss) on Marketable Equity Securities:
Before Tax	$71	$(29)	$(12)
Tax Effect	(25)	10	4
Unrealized Gain (Loss) on Marketable Equity Securities – net-of-tax	46	(19)	(8)
Unamortized Actuarial Losses and Prior Service Costs Related to Pension and Postretirement Benefits:
Before Tax	(9,462)	(6,300)	(6,484)
Tax Effect	3,785	2,519	2,594
Unamortized Actuarial Losses and Prior Service Costs Related to Pension and Postretirement Benefits – net-of-tax	(5,677)	(3,781)	(3,890)
Accumulated Other Comprehensive Loss:
Before Tax	(9,391)	(6,329)	(6,496)
Tax Effect	3,760	2,529	2,598
Net Accumulated Other Comprehensive Loss	$(5,631)	$(3,800)	$(3,898)

See accompanying notes to consolidated financial statements.

Otter Tail Corporation
Consolidated Statements of Cash Flows—For the Years Ended December 31
(in thousands)	2017	2016	2015
Cash Flows from Operating Activities
Net Income	$72,439	$62,321	$59,345
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Net Gain from Sale of Discontinued Operations	--	--	(7,160)
Net (Income) Loss from Discontinued Operations	(320)	(284)	6,404
Depreciation and Amortization	72,545	73,445	60,363
Deferred Tax Credits	(1,470)	(1,657)	(1,878)
Deferred Income Taxes	24,001	19,124	26,027
Change in Deferred Debits and Other Assets	(2,173)	(10,090)	11,407
Discretionary Contribution to Pension Fund	--	(10,000)	(10,000)
Change in Noncurrent Liabilities and Deferred Credits	19,257	14,685	20,524
Allowance for Equity/Other Funds Used During Construction	(986)	(857)	(1,303)
Change in Derivatives Net of Regulatory Deferral	--	--	(14,736)
Stock Compensation Expense – Equity Awards	3,642	3,178	1,716
Other—Net	10	7	(80)
Cash (Used for) Provided by Current Assets and Current Liabilities:
Change in Receivables	(2,135)	(944)	(1,746)
Change in Inventories	(4,294)	1,874	1,960
Change in Other Current Assets	(3,060)	(2,541)	(210)
Change in Payables and Other Current Liabilities	(2,667)	11,941	(15,150)
Change in Interest Payable and Income Taxes Receivable/Payable	(1,186)	3,339	(3,943)
Net Cash Provided by Continuing Operations	173,603	163,541	131,540
Net Cash Used in Discontinued Operations	(26)	(155)	(14,000)
Net Cash Provided by Operating Activities	173,577	163,386	117,540
Cash Flows from Investing Activities
Capital Expenditures	(132,913)	(161,259)	(160,084)
Proceeds from Disposal of Noncurrent Assets	4,491	4,837	3,590
Acquisition Purchase Price Cash Received (Paid)	--	1,500	(30,806)
Cash Used for Investments and Other Assets	(4,168)	(4,402)	(6,302)
Net Cash Used in Investing Activities – Continuing Operations	(132,590)	(159,324)	(193,602)
Net Proceeds from Sale of Discontinued Operations	--	--	39,401
Net Cash Used in Investing Activities – Discontinued Operations	--	--	(1,769)
Net Cash Used in Investing Activities	(132,590)	(159,324)	(155,970)
Cash Flows from Financing Activities
Change in Checks Written in Excess of Cash	2,434	(3,363)	2,857
Net Short-Term Borrowings (Repayments)	69,488	(37,789)	69,818
Proceeds from Issuance of Common Stock – net of Issuance Expenses	4,349	43,873	13,782
Payments for Retirement of Capital Stock	(1,799)	(104)	(1,596)
Proceeds from Issuance of Long-Term Debt	--	130,000	--
Short-Term and Long-Term Debt Issuance Expenses	(380)	(888)	(312)
Payments for Retirement of Long-Term Debt	(48,231)	(87,547)	(212)
Dividends Paid and Other Distributions	(50,632)	(48,244)	(46,223)
Net Cash (Used in) Provided by Financing Activities – Continuing Operations	(24,771)	(4,062)	38,114
Net Cash Provided by Financing Activities – Discontinued Operations	--	--	316
Net Cash (Used in) Provided by Financing Activities	(24,771)	(4,062)	38,430
Net Change in Cash and Cash Equivalents	16,216	--	--
Cash and Cash Equivalents at Beginning of Period	--	--	--
Cash and Cash Equivalents at End of Period	$16,216	$--	$--

See accompanying notes to consolidated financial statements.

Otter Tail Corporation
Consolidated Statements of Capitalization, December 31
(in thousands, except share data)	2017	2016
Short-Term Debt
Otter Tail Corporation Credit Agreement	$--	$--
Otter Tail Power Company Credit Agreement	112,371	42,883
Total Short-Term Debt	$112,371	$42,883

Long-Term Debt
Obligations of Otter Tail Corporation
Term Loan, LIBOR plus 0.90%, due February 5, 2018	$--	$15,000
3.55% Guaranteed Senior Notes, due December 15, 2026	80,000	80,000
North Dakota Development Note, 3.95%, due April 1, 2018	27	106
Partnership in Assisting Community Expansion (PACE) Note, 2.54%, due March 18, 2021	684	836
Total – Otter Tail Corporation	80,711	95,942
Less: Current Maturities--net of Unamortized Debt Issuance Costs	186	231
Unamortized Long-Term Debt Issuance Costs	461	539
Total Otter Tail Corporation Long-Term Debt net of Unamortized Debt Issuance Costs	80,064	95,172

Obligations of Otter Tail Power Company
Senior Unsecured Notes 5.95%, Series A, due August 20, 2017	--	33,000
Senior Unsecured Notes 4.63%, due December 1, 2021	140,000	140,000
Senior Unsecured Notes 6.15%, Series B, due August 20, 2022	30,000	30,000
Senior Unsecured Notes 6.37%, Series C, due August 20, 2027	42,000	42,000
Senior Unsecured Notes 4.68%, Series A, due February 27, 2029	60,000	60,000
Senior Unsecured Notes 6.47%, Series D, due August 20, 2037	50,000	50,000
Senior Unsecured Notes 5.47%, Series B, due February 27, 2044	90,000	90,000
Total – Otter Tail Power Company	412,000	445,000
Less: Current Maturities--net of Unamortized Debt Issuance Costs	--	32,970
Unamortized Long-Term Debt Issuance Costs	1,684	1,861
Total Otter Tail Power Company Long-Term Debt net of Unamortized Debt Issuance Costs	410,316	410,169

Total Consolidated Long-Term Debt	492,711	540,942
Less: Current Maturities--net of Unamortized Debt Issuance Costs	186	33,201
Unamortized Long-Term Debt Issuance Costs	2,145	2,400
Total Consolidated Long-Term Debt net of Unamortized Debt Issuance Costs	490,380	505,341
Cumulative Preferred Shares—Without Par Value, Authorized 1,500,000 Shares; Outstanding: None
Cumulative Preference Shares–Without Par Value, Authorized 1,000,000 Shares; Outstanding: None
Total Common Shareholders’ Equity	696,892	670,104
Total Capitalization	$1,187,272	$1,175,445

See accompanying notes to consolidated financial statements.

Otter Tail Corporation

Notes to Consolidated Financial Statements

For the years ended December 31, 2017, 2016 and 2015

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

Plant, Retirements and Depreciation

Utility plant is stated at original cost. The cost of additions includes contracted work, direct labor and materials, allocable overheads and allowance for funds used during construction. The amount of interest capitalized on electric utility plant was $741,000 in 2017, $495,000 in 2016 and $723,000 in 2015. The cost of depreciable units of property retired less salvage is charged to accumulated depreciation. Removal costs, when incurred, are charged against the accumulated reserve for estimated removal costs, a regulatory liability. Maintenance, repairs and replacement of minor items of property are charged to operating expenses. The provisions for utility depreciation for financial reporting purposes are made on the straight-line method based on the estimated remaining service lives of the properties (5 to 82 years). Such provisions as a percent of the average balance of depreciable electric utility property were 2.74% in 2017, 2.88% in 2016 and 2.61% in 2015. Gains or losses on group asset dispositions are taken to the accumulated provision for depreciation reserve and impact current and future depreciation rates.

Property and equipment of nonelectric operations are carried at historical cost or at fair value if acquired in a business combination, and are depreciated on a straight-line basis over the assets’ estimated useful lives (3 to 40 years). The cost of additions includes contracted work, direct labor and materials, allocable overheads and capitalized interest. No interest was capitalized on nonelectric plant in 2017, 2016 or 2015. Maintenance and repairs are expensed as incurred. Gains or losses on asset dispositions are included in the determination of operating income.

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

Jointly Owned Facilities

OTP is a joint owner in two coal-fired steam-powered electric generation plants: Big Stone Plant near Big Stone City, South Dakota and Coyote Station near Beulah, North Dakota. OTP is also a joint owner, with other regional utilities, in four major in-service transmission lines and one additional major transmission line under construction. The following table provides OTP’s ownership percentages and amounts included in the Company’s December 31, 2017 and 2016 consolidated balance sheets for OTP’s share of jointly owned assets in each of these jointly owned facilities:

Jointly Owned Facilities (dollars in thousands)	OTP Ownership Percentage	Electric Plant in Service	Construction Work in Progress	Accumulated Depreciation	Net Plant
December 31, 2017
Big Stone Plant	53.9%	$329,942	$1,074	$(74,165)	$256,851
Coyote Station	35.0%	177,721	158	(103,944)	73,935
Fargo-Monticello 345 kV line	14.2%	78,192	--	(4,667)	73,525
Brookings-Southeast Twin Cities 345 kV line[1]	4.8%	26,269	--	(1,293)	24,976
Bemidji-Grand Rapids 230 kV line	14.8%	16,331	--	(1,753)	14,578
Big Stone South–Brookings 345 kV line[1]	50.0%	53,225	--	(434)	52,791
Big Stone South–Ellendale 345 kV line[1]	50.0%	--	89,980	--	89,980
December 31, 2016
Big Stone Plant	53.9%	$328,809	$23	$(65,665)	$263,167
Coyote Station	35.0%	176,315	113	(101,499)	74,929
Fargo-Monticello 345 kV line	14.2%	78,298	--	(3,511)	74,787
Brookings-Southeast Twin Cities 345 kV line[1]	4.8%	26,406	--	(924)	25,482
Bemidji-Grand Rapids 230 kV line	14.8%	16,331	--	(1,573)	14,758
Big Stone South–Brookings 345 kV line[1]	50.0%	--	45,050	--	45,050
Big Stone South–Ellendale 345 kV line[1]	50.0%	--	49,160	--	49,160

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

Coyote Station Lignite Supply Agreement – Variable Interest Entity—In October 2012 the Coyote Station owners, including OTP, entered into a lignite sales agreement (LSA) with Coyote Creek Mining Company, L.L.C. (CCMC), a subsidiary of The North American Coal Corporation, for the purchase of lignite coal to meet the coal supply requirements of Coyote Station for the period beginning in May 2016 and ending in December 2040. The price per ton paid by the Coyote Station owners under the LSA reflects the cost of production, along with an agreed profit and capital charge. CCMC was formed for the purpose of mining coal to meet the coal fuel supply requirements of Coyote Station from May 2016 through December 2040 and, based on the terms of the LSA, is considered a variable interest entity (VIE) due to the transfer of all operating and economic risk to the Coyote Station owners, as the agreement is structured so that the price of the coal would cover all costs of operations as well as future reclamation costs. The Coyote Station owners are also providing a guarantee of the value of the assets of CCMC as they would be required to buy certain assets at book value should they terminate the contract prior to the end of the contract term and are providing a guarantee of the value of the equity of CCMC in that they are required to buy the entity at the end of the contract term at equity value. Under current accounting standards, the primary beneficiary of a VIE is required to include the assets, liabilities, results of operations and cash flows of the VIE in its consolidated financial statements. No single owner of Coyote Station owns a majority interest in Coyote Station and none, individually, has the power to direct the activities that most significantly impact CCMC. Therefore, none of the owners individually, including OTP, is considered a primary beneficiary of the VIE and the Company is not required to include CCMC in its consolidated financial statements.

If the LSA terminates prior to the expiration of its term or the production period terminates prior to December 31, 2040 and the Coyote Station owners purchase all of the outstanding membership interests of CCMC as required by the LSA, the owners will satisfy, or (if permitted by CCMC’s applicable lender) assume, all of CCMC’s obligations owed to CCMC’s lenders under its loans and leases. The Coyote Station owners have limited rights to assign their rights and obligations under the LSA without the consent of CCMC’s lenders during any period in which CCMC’s obligations to its lenders remain outstanding. In the event the contract is terminated because regulations or legislation render the burning of coal cost prohibitive and the assets worthless, OTP’s maximum exposure to loss as a result of its involvement with CCMC as of December 31, 2017 could be as high as $57.1 million, OTP’s 35% share of unrecovered costs.

Income Taxes

Comprehensive interperiod income tax allocation is used for substantially all book and tax temporary differences. Deferred income taxes arise for all temporary differences between the book and tax basis of assets and liabilities. Deferred taxes are recorded using the tax rates scheduled by tax law to be in effect in the periods when the temporary differences reverse. The Company amortizes investment tax credits over the estimated lives of related property. The Company records income taxes in accordance with ASC Topic 740, Income Taxes, and has recognized in its consolidated financial statements the tax effects of all tax positions that are “more-likely-than-not” to be sustained on audit based solely on the technical merits of those positions as of the balance sheet date. The term “more-likely-than-not” means a likelihood of more than 50%. The Company classifies interest and penalties on tax uncertainties as components of the provision for income taxes. See note 13 to consolidated financial statements regarding the Company’s accounting for uncertain tax positions.

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

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (TCJA) was signed into law. The major impacts of the changes included in the TCJA are discussed in note 13 to consolidated financial statements.

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

For the Company’s operating companies recognizing revenue on certain products when shipped, those operating companies have no further obligation to provide services related to such product. The shipping terms used in these instances are FOB shipping point. The majority of the revenues recorded by the companies in the Manufacturing and Plastics segments are recorded when products are shipped.

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

Under ASC Topic 815, Derivatives and Hedging, OTP accounts for forward energy contracts as derivatives subject to mark-to-market accounting unless those contracts meet the definition of a capacity contract or are not subject to unplanned netting, then OTP accounts for the contracts under the normal purchases and sales exception to mark-to-market accounting.

Warranty Reserves

Certain products sold by the Company’s manufacturing and plastics companies carry product warranties for one year after the shipment date. These companies’ standard product warranty terms generally include post-sales support and repairs or replacement of a product at no additional charge for a specified period of time. While these companies engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of their component suppliers, they base their estimated warranty obligations on warranty terms, ongoing product failure rates, repair costs, product call rates, average cost per call, and current period product shipments. The Company’s manufacturing and plastics companies have not incurred any significant warranty costs over the last three fiscal years.

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

Cash Equivalents

The Company considers all highly liquid debt instruments purchased with maturity of 90 days or less to be cash equivalents.

Investments

The following table provides a breakdown of the Company’s investments at December 31:

(in thousands)	2017	2016
Cost Method:
Economic Development Loan Pools	$45	$54
Other	115	115
Equity Method Partnerships	24	23
Marketable Debt Securities Classified as Available-for-Sale	7,160	8,225
Marketable Equity Securities Classified as Available-for-Sale	1,285	--
Total Investments	$8,629	$8,417

The Company’s marketable securities classified as available-for-sale are held for insurance purposes and are reflected at their fair values on December 31, 2017. See further discussion below.

Agreements Subject to Legally Enforceable Netting Arrangements

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

Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reported date. The types of assets and liabilities included in Level 1 are highly liquid and actively traded instruments with quoted prices, such as equities listed by the New York Stock Exchange and commodity derivative contracts listed on the New York Mercantile Exchange .

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

The following tables present, for each of the hierarchy levels, the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2017 and December 31, 2016:

December 31, 2017 (in thousands)	Level 1	Level 2	Level 3
Assets:
Investments:
Equity Funds – Held by Captive Insurance Company	$1,285
Corporate Debt Securities – Held by Captive Insurance Company		$5,373
Government-Backed and Government-Sponsored Enterprises’ Debt Securities – Held by Captive Insurance Company		1,787
Other Assets:
Money Market and Mutual Funds – Nonqualified Retirement Savings Plan	823
Total Assets	$2,108	$7,160

December 31, 2016 (in thousands)	Level 1	Level 2	Level 3
Assets:
Investments:
Corporate Debt Securities – Held by Captive Insurance Company		$5,280
Government-Backed and Government-Sponsored Enterprises’ Debt Securities – Held by Captive Insurance Company		2,945
Other Assets:
Money Market and Mutual Funds – Nonqualified Retirement Savings Plan	$849
Total Assets	$849	$8,225

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

Inventories

Electric segment inventories are reported at average cost. The Manufacturing and Plastics segments’ inventories are stated at the lower of average cost or market. Inventories consist of the following at December 31:

(in thousands)	2017	2016
Finished Goods	$26,605	$27,755
Work in Process	14,222	11,754
Raw Material, Fuel and Supplies	47,207	44,231
Total Inventories	$88,034	$83,740

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

In the first quarter of 2015, Foley recorded a $1.0 million goodwill impairment charge based on adjustments to the carrying value of Foley. The first quarter 2015 goodwill impairment loss is reflected in the results of discontinued operations. See note 15 to consolidated financial statements.

On September 1, 2015 BTD Manufacturing, Inc. (BTD), acquired the assets of Impulse Manufacturing, Inc. (Impulse) of Dawsonville, Georgia. The acquired business operates under the name BTD-Georgia. Based on the preliminary purchase price allocation, the difference in the fair value of assets acquired and the price paid for Impulse resulted in an initial estimate of acquired goodwill of $8.2 million. A final determination of the purchase price was agreed to in June 2016 resulting in a $2.2 million reduction in acquired goodwill in June 2016.

The following tables summarize changes to goodwill by business segment during 2017 and 2016:

(in thousands)	Gross Balance December 31, 2016	Accumulated Impairments	Balance (net of impairments) December 31, 2016	Adjustments to Goodwill in 2017	Balance (net of impairments) December 31, 2017
Manufacturing	$18,270	$--	$18,270	$--	$18,270
Plastics	19,302	--	19,302	--	19,302
Total	$37,572	$--	$37,572	$--	$37,572

(in thousands)	Gross Balance December 31, 2015	Accumulated Impairments	Balance (net of impairments) December 31, 2015	Adjustments to Goodwill in 2016	Balance (net of impairments) December 31, 2016
Manufacturing	$20,430	$--	$20,430	$(2,160)	$18,270
Plastics	19,302	--	19,302	--	19,302
Total	$39,732	$--	$39,732	$(2,160)	$37,572

Intangible assets with finite lives are amortized over their estimated useful lives and reviewed for impairment in accordance with requirements under ASC Topic 360-10-35, Property, Plant, and Equipment—Overall—Subsequent Measurement. In 2017 the Company capitalized $154,000 in implementation costs for new financial reporting consolidation software included in other amortizable intangible assets. In September 2017 the Company initiated use of the software and began amortizing the implementation costs.

The following table summarizes the components of the Company’s intangible assets at December 31, 2017 and December 31, 2016:

December 31, 2017 (in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Amortization Periods (months)
Amortizable Intangible Assets:
Customer Relationships	$22,491	$8,994	$13,497	24	-	212
Covenant not to Compete	590	459	131		8
Other	154	17	137		32
Total	$23,235	$9,470	$13,765
December 31, 2016 (in thousands)
Amortizable Intangible Assets:
Customer Relationships	$22,491	$7,861	$14,630	36	-	224
Covenant not to Compete	590	262	328		20
Total	$23,081	$8,123	$14,958

The amortization expense for these intangible assets was:

(in thousands)	2017	2016	2015
Amortization Expense – Intangible Assets	$1,347	$1,436	$1,127

The estimated annual amortization expense for these intangible assets for the next five years is:

(in thousands)	2018	2019	2020	2021	2022
Estimated Amortization Expense – Intangible Assets	$1,315	$1,184	$1,133	$1,099	$1,099

Supplemental Disclosures of Cash Flow Information

	As of December 31,
(in thousands)	2017	2016
Noncash Investing Activities:
Transactions Related to Capital Additions not Settled in Cash	$13,887	$13,533

(in thousands)	2017	2016	2015
Cash Paid (Received) During the Year for:
Interest (net of amount capitalized)	$29,791	$31,269	$30,512
Income Taxes	$5,064	$(1,291)	$7,322

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

Amendments to the ASC in ASU 2014-09, as amended, are effective for fiscal years beginning after December 15, 2017. Early adoption is permitted. Application methods permitted are: (1) full retrospective, (2) retrospective using one or more practical expedients and (3) retrospective with the cumulative effect of initial application recognized at the date of initial application. As of December 31, 2017 the Company had reviewed its revenue streams and contracts and determined areas where the amendments in ASU 2014-09 are applicable and has developed controls for new processes that will be required to track and report revenues where the timing of revenue recognition may change under ASU 2014-09. Based on review of the Company’s revenue streams, the Company has not identified any contracts where the timing of revenue recognition will change as a result of the adoption of the updates in ASU 2016-09. The Company will adopt the updates in ASU 2014-09 on a modified retrospective basis on January 1, 2018, the date of initial application, but will not be recording a cumulative effect adjustment to retained earnings on application of the updates because the adoption of the updates in ASU 606 have no material impact on the timing of revenue recognition for the Company or its subsidiaries. Adoption of ASU 2014-09 will result in additional disclosures related to the nature, timing and certainty of revenues and any contract assets or liabilities that may be required to be reported under the updated standard.

The Company will report adjustments to Alternative Revenue Program (ARP) revenues at OTP as a separate line item within revenue on the face of the Company’s consolidated statements of income. The ARP revenue adjustments are recorded on the basis of recoverable costs incurred and returns earned under rate riders and are not considered revenue from contracts with customers.

ASU 2016-02—In February 2016 the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02). ASU 2016-02 is a comprehensive amendment of the ASC, creating Topic 842, which will supersede the current requirements under ASC Topic 840 on leases and require the recognition of lease assets and lease liabilities on the balance sheet and the disclosure of key information about leasing arrangements. Topic 842 affects any entity that enters into a lease, with some specified scope exemptions. The main difference between previous Generally Accepted Accounting Principles in the United States (GAAP) and Topic 842 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. Topic 842 retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous guidance. Topic 842 also requires qualitative and specific quantitative disclosures by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the amendments in ASU 2016-02 is permitted. The Company has developed a list of all current leases outstanding and continues to review ASU 2016-02, identifying key impacts to its businesses to determine areas where the amendments in ASU 2016-02 will be applicable and is evaluating transition options. The Company does not currently plan to apply the amendments in ASU 2016-02 to its consolidated financial statements prior to 2019.

ASU 2017-04—In January 2017 the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (ASU 2017-04), which simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. In computing the implied fair value of goodwill under Step 2, an entity has to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Under the amendments in ASU 2017-04, an entity will perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity will recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized will not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity will consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable.

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

ASU 2017-07—In March 2017 the FASB issued ASU No. 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (ASU 2017-07), which is intended to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost. ASC Topic 715, Compensation—Retirement Benefits (ASC 715), does not prescribe where the amount of net benefit cost should be presented in an employer’s income statement and does not require entities to disclose by line item the amount of net benefit cost that is included in the income statement or capitalized in assets. The amendments in ASU 2017-07 require that an employer report the service cost component of periodic benefit costs in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost as defined in ASC 715 are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. The amendments in ASU 2017-07 also allow only the service cost component to be eligible for capitalization when applicable (for example, as a cost of internally manufactured inventory or a self-constructed asset). The amendments in ASU 2017-07 are effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The amendments will be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit cost in assets.

The majority of the Company’s benefit costs to which the amendments in ASU 2017-07 apply are related to benefit plans in place at OTP, the Company’s regulated provider of electric utility services. The amendments in ASU 2017-07 deviate significantly from current prescribed ratemaking and regulatory accounting treatment of postretirement benefit costs, which require the capitalization of a portion of all the components of net periodic benefit costs be included in rate base additions and provide for rate recovery of the non-capitalized portion of all of the components of net periodic pension costs as recoverable operating expenses. The Company has assessed the impact adoption of the amendments in ASU 2017-07 will have on its consolidated financial statements, financial position and results of operations and OTP has determined the regulatory assets to be established in order to reflect the effect of the required regulatory accounting treatment of the non-service cost components that cannot be capitalized to plant in service under the ASU 2017-07 amendments to GAAP. The non-service cost components of the affected net periodic benefit costs will be reported below the operating income line on the Company’s consolidated income statements upon adoption of the amendments in ASU 2017-07.

The Company does not plan to adopt the updates in ASU 2017-07 prior to the first quarter of 2018, the required effective period for application of the updates by the Company. The Company’s non-service cost components of net periodic post-retirement benefit costs that were capitalized to plant in service in 2017 that would have been recorded as regulatory assets if the amendments in ASU 2017-07 were applicable in 2017 were $0.8 million. The Company’s non-service costs components of net periodic postretirement benefit costs included in operating expense that will be included in other income and deductions on adoption of ASU 2017-07 were $5.6 million in 2017 and $5.1 million in 2016.

2. Business Combinations, Dispositions and Segment Information

Business Combinations

The Company acquired no new businesses in 2017 or 2016.

On September 1, 2015 BTD acquired the assets of Impulse of Dawsonville, Georgia for $30.8 million in cash. A post-closing reduction in the purchase price of $1.5 million was agreed to in June 2016 resulting in an adjusted purchase price of $29.3 million. The acquired business, operating under the name BTD-Georgia, is a full-service metal fabricator located 30 miles north of Atlanta, Georgia, which offers a wide range of metal fabrication services ranging from simple laser cutting services and high volume stamping to complex weldments and assemblies for metal fabrication buyers and original equipment manufacturers. In addition to serving some of BTD’s existing customers from a location closer to the customers’ manufacturing facilities, this acquisition provides opportunities for growth in new and existing markets for BTD with complementing production capabilities that expand the capacity of services offered by BTD. Pro forma results of operations have not been presented for this acquisition because the effect of the acquisition was not material to the Company.

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

The results of operations of the Company’s recently disposed businesses are reported as discontinued operations in the Company’s consolidated financial statements as of and for the years ended December 31, 2017, 2016 and 2015, and are summarized in note 15 to consolidated financial statements.

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

Electric includes the production, transmission, distribution and sale of electric energy in Minnesota, North Dakota and South Dakota by OTP. In addition, OTP is a participant in the MISO markets. OTP’s operations have been the Company’s primary business since 1907.

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

No single customer accounted for over 10% of the Company’s consolidated revenues in 2017, 2016 and 2015. While no single customer accounted for over 10% of consolidated revenue in 2017, certain customers provided a significant portion of each business segment’s 2017 revenue. The Electric segment has one customer that provided 11.7% of 2017 Electric segment revenues. The Manufacturing segment has one customer that manufactures and sells recreational vehicles that provided 24.3% of 2017 Manufacturing segment revenues and one customer that manufactures and sells lawn and garden equipment that provided 12.0% of 2017 Manufacturing segment revenues. The Plastics segment has two customers that individually provided 20.6% and 17.8% of 2017 Plastics segment revenues. The loss of any one of these customers would have a significant negative impact on the financial position and results of operations of the respective business segment and the Company.

All of the Company’s long-lived assets are within the United States and sales within the United States accounted for 98.2% of sales in 2017, 98.6% of sales in 2016 and 97.1% of sales in 2015.

The Company evaluates the performance of its business segments and allocates resources to them based on earnings contribution and return on total invested capital. Information on continuing operations for the business segments for 2017, 2016 and 2015 is presented in the following table:

(in thousands)	2017	2016	2015
Operating Revenue
Electric	$434,537	$427,383	$407,131
Manufacturing	229,738	221,289	215,011
Plastics	185,132	154,901	157,758
Intersegment Eliminations	(57)	(34)	(96)
Total	$849,350	$803,539	$779,804
Cost of Products Sold
Manufacturing	$176,473	$171,732	$171,956
Plastics	140,107	123,496	123,085
Intersegment Eliminations	(18)	(6)	(9)
Total	$316,562	$295,222	$295,032
Other Nonelectric Expenses
Manufacturing	$23,785	$21,994	$21,116
Plastics	11,564	9,402	9,849
Corporate	7,930	8,896	9,143
Intersegment Eliminations	(39)	(28)	(87)
Total	$43,240	$40,264	$40,021
Depreciation and Amortization
Electric	$53,276	$53,743	$44,786
Manufacturing	15,379	15,794	11,853
Plastics	3,817	3,861	3,552
Corporate	73	47	172
Total	$72,545	$73,445	$60,363
Operating Income (Loss)
Electric	$90,392	$90,131	$87,171
Manufacturing	14,101	11,769	10,086
Plastics	29,644	18,142	21,272
Corporate	(8,003)	(8,943)	(9,315)
Total	$126,134	$111,099	$109,214
Interest Charges
Electric	$25,334	$25,069	$24,371
Manufacturing	2,215	3,859	3,560
Plastics	633	1,034	1,026
Corporate and Intersegment Eliminations	1,422	1,924	2,203
Total	$29,604	$31,886	$31,160
Income Tax Expense (Benefit) – Continuing Operations
Electric	$17,013	$16,366	$16,067
Manufacturing	989	2,276	2,299
Plastics	7,448	6,538	8,187
Corporate	1,593	(5,099)	(4,911)
Total	$27,043	$20,081	$21,642
Net Income (Loss)
Electric	$49,446	$49,829	$48,370
Manufacturing	11,050	5,694	4,247
Plastics	21,696	10,628	12,108
Corporate	(10,073)	(4,114)	(6,136)
Discontinued Operations	320	284	756
Total	$72,439	$62,321	$59,345

(in thousands)	2017	2016	2015
Capital Expenditures
Electric	$118,444	$149,648	$135,572
Manufacturing	9,916	8,429	20,295
Plastics	4,432	3,085	4,206
Corporate	121	97	11
Total	$132,913	$161,259	$160,084
Identifiable Assets
Electric	$1,690,224	$1,622,231	$1,520,887
Manufacturing	167,023	166,525	173,860
Plastics	87,230	84,592	81,624
Corporate	59,801	39,037	42,312
Total	$2,004,278	$1,912,385	$1,818,683

3. Rate and Regulatory Matters

Below are descriptions of OTP’s major capital expenditure projects that have had, or will have, a significant impact on OTP’s revenue requirements, rates and alternative revenue recovery mechanisms, followed by summaries of specific electric rate or rider proceedings with the Minnesota Public Utilities Commission (MPUC), the North Dakota Public Service Commission (NDPSC), the South Dakota Public Utilities Commission (SDPUC) and the FERC, impacting OTP’s revenues in 2017, 2016 and 2015.

Major Capital Expenditure Projects

Big Stone South–Ellendale Multi-Value Transmission Project (MVP)—This is a 345-kiloVolt (kV) transmission line that will extend 163 miles between a substation near Big Stone City, South Dakota and a substation near Ellendale, North Dakota. OTP jointly developed this project with Montana-Dakota Utilities Co., a division of MDU Resources Group, Inc., and the parties will have equal ownership interest in the transmission line portion of the project. MISO approved this project as an MVP under the MISO Open Access Transmission, Energy and Operating Reserve Markets Tariff (MISO Tariff) in December 2011. MVPs are designed to enable the region to comply with energy policy mandates and to address reliability and economic issues affecting multiple areas within the MISO region. The cost allocation is designed to ensure the costs of transmission projects with regional benefits are properly assigned to those who benefit. Construction began on this line in the second quarter of 2016 and is expected to be completed in 2019. OTP’s capitalized costs on this project as of December 31, 2017 were approximately $90.0 million, which includes assets that are 100% owned by OTP.

Big Stone South–Brookings MVP—This 345-kV transmission line extends approximately 70 miles between a substation near Big Stone City, South Dakota and the Brookings County Substation near Brookings, South Dakota. OTP and Northern States Power–Minnesota, a subsidiary of Xcel Energy Inc., jointly developed this project and the parties have equal ownership interest in the transmission line portion of the project. MISO approved this project as an MVP under the MISO Tariff in December 2011. Construction began on this line in the third quarter of 2015 and the line was energized on September 8, 2017. OTP’s capitalized costs on this project as of December 31, 2017 were approximately $72.7 million, which includes assets that are 100% owned by OTP.

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

Minnesota

2016 General Rate Case—The MPUC rendered its final decision in OTP’s 2016 general rate case in March 2017 and issued its written order on May 1, 2017. Pursuant to the order, OTP’s allowed rate of return on rate base decreased from 8.61% to 7.5056% and its allowed rate of return on equity decreased from 10.74% to 9.41%. On July 6, 2017 the MPUC denied OTP’s request for reconsideration of certain of the MPUC’s rulings in the rate case and confirmed its May 1, 2017 order.

The MPUC’s order also included: (1) the determination that all costs (including FERC allocated costs and revenues) of the Big Stone South–Brookings and Big Stone South–Ellendale MVP projects will be included in the Minnesota TCR rider and jurisdictionally allocated to OTP’s Minnesota customers, and (2) approval of OTP’s proposal to transition rate base, expenses and revenues from Environmental Cost Recovery (ECR) and TCR riders to base rate recovery, with the transition occurring when final rates are implemented. The rate base balances, expense levels and revenue levels existing in the riders at the time of implementation of final rates will be used to establish the amounts transitioned to base rates. Certain MISO expenses and revenues will remain in the TCR rider to allow for the ongoing refund or recovery of these variable revenues and costs.

Information on interim and final rate increases and interim revenue refunds accrued is detailed in the tables below:

($ in thousands)	Interim Rates Authorized April 14, 2016	Final Rates
Revenue Increase – Annualized based on Test Year Data	$16,816	$10,471
Revenue Percent Increase	9.56%	5.34%
Return on Rate Base	8.07%	7.5056%
Jurisdictional Rate Base based on Test Year Data	$483,000	$471,000
Return on Equity	10.40%	9.41%
Based on Equity to Total Capital of	52.50%	52.50%
Debt to Total Capital	47.50%	47.50%

Interim Revenue (in thousands)	April 16, 2016 through October 31, 2017
Billed	$23,289
Accrued Refund	$8,779
Net Interim Revenue	$14,510
Interest on Refundable Amount	$265
Final Refund	$9,044

In addition to the interim rate refund, OTP will be required to refund the difference between (1) amounts collected under its Minnesota ECR and TCR riders based on the return on equity (ROE) approved in its most recent rider update and (2) amounts that would have been collected based on the lower 9.41% ROE approved in its 2016 general rate case going back to April 16, 2016, the date interim rates were implemented. As of October 31, 2017 the revenues collected under the Minnesota ECR and TCR riders subject to refund due to the lower ROE rate and other adjustments were $0.9 million and $1.4 million, respectively. These amounts will be refunded to Minnesota customers over a 12-month period through reductions in the Minnesota ECR and TCR rider rates in effect November 1, 2017, as approved by the MPUC. The TCR rate is provisional and subject to revision under a separate docket.

OTP accrued interim and rider rate refunds until final rates became effective, for bills rendered on and after November 1, 2017. The final interim rate refund, including interest, of $9.0 million was applied as a credit to Minnesota customers’ electric bills beginning November 17, 2017.

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

On May 25, 2016 the MPUC adopted the MNDOC’s proposed changes to the MNCIP financial incentive. The new model provides utilities an incentive of 13.5% of 2017 net benefits, 12% of 2018 net benefits and 10% of 2019 net benefits, assuming the utility achieves 1.7% savings compared to retail sales. OTP estimates the impact of the new model will reduce the MNCIP financial incentive by approximately 50% compared to the previous incentive mechanism. MNCIP incentives included $5.0 million approved for 2016 and $4.3 million approved for 2015.

Based on results from the 2017 MNCIP program year, OTP recognized a financial incentive of $2.6 million in 2017. The 2017 program resulted in an approximate 10% decrease in energy savings compared to 2016 program results. OTP will request approval for recovery of its 2017 MNCIP program costs not included in base rates, a $2.6 million financial incentive and an update to the MNCIP surcharge from the MPUC by April 1, 2018.

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

In OTP’s 2016 general rate case order issued on May 1, 2017, the MPUC ordered OTP to include, in the TCR rider retail rate base, Minnesota’s jurisdictional share of OTP’s investment in the Big Stone South–Brookings and Big Stone South–Ellendale MVP Projects and all revenues received from other utilities under MISO’s tariffed rates as a credit in its TCR revenue requirement calculations. In doing so, the MPUC’s order diverts interstate wholesale revenues that have been approved by the FERC to offset FERC-approved expenses, effectively reducing OTP’s recovery of those FERC-approved expense levels. The MPUC-ordered treatment will result in the projects being treated as retail investments for Minnesota retail ratemaking purposes. Because the FERC’s revenue requirements and authorized returns will vary from the MPUC revenue requirements and authorized returns for the project investments over the lives of the projects, the impact of this decision will vary over time and be dependent on the differences between the revenue requirements and returns in the two jurisdictions at any given time. On August 18, 2017 OTP filed an appeal of the MPUC order with the Minnesota Court of Appeals to contest the portion of the order requiring OTP to allocate costs between jurisdictions of the FERC MVP transmission projects in the TCR rider. OTP believes the MPUC-ordered treatment conflicts with federal authority over transmission of electricity in interstate commerce and rates for the transmission of electricity subject to the jurisdiction of the FERC as set forth in the Federal Power Act of 1935, as amended (Federal Power Act). A decision is expected in late 2018.

Environmental Cost Recovery Rider— OTP had an ECR rider for recovery of OTP’s Minnesota jurisdictional share of the revenue requirements of its investment in the Big Stone Plant Air Quality Control System (AQCS). The ECR rider provided for a return on the project’s construction work in progress (CWIP) balance at the level approved in OTP’s 2010 general rate case. In its 2016 general rate case order, the MPUC approved OTP’s proposal to transition eligible rate base and expense recovery from the ECR rider to base rate recovery, effective with implementation of final rates in November 2017.

Reagent Costs and Emission Allowances—On July 31, 2014 OTP filed a request with the MPUC to revise its Fuel Clause Adjustment (FCA) rider in Minnesota to include recovery of reagent and emission allowance costs. On March 12, 2015 the MPUC denied OTP’s request to revise its FCA rider to include recovery of these costs. These costs were included in OTP’s 2016 general rate case in Minnesota and were considered for recovery either through the FCA rider or general rates. In its 2016 general rate case order issued May 1, 2017 the MPUC again denied OTP’s request for recovery of test-year reagent costs and emission allowances in base fuel costs or through the FCA rider. Instead, the test-year costs will be recovered in general rates and variability of those costs in excess of amounts included in general rates will only be recovered to the extent actual kilowatt-hour (kwh) sales exceed forecasted kwh sales used to establish general rates.

North Dakota

General Rates—On November 2, 2017 OTP filed a request with the NDPSC for a rate review and an effective increase in annual revenues from non-fuel base rates of $13.1 million or 8.72%. In the request, OTP proposed an allowed return on rate base of 7.97% and an allowed rate of return on equity of 10.30%. On December 20, 2017 the NDPSC approved OTP’s request for interim rates to increase annual revenue collections by $12.8 million, effective January 1, 2018. OTP used a lower rate of return on equity in the calculation of interim rates based on the rate of return on equity used in its 2018 test-year rate request.

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

Environmental Cost Recovery Rider—OTP has an ECR rider in North Dakota to recover its North Dakota jurisdictional share of the revenue requirements associated with its investment in the Big Stone Plant AQCS and Hoot Lake Plant MATS projects. The ECR rider provides for a return on investment at the level approved in OTP’s most recent general rate case and for recovery of OTP’s North Dakota share of reagent and emission allowance costs.

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

TCJA

The TCJA reduced the federal corporate income tax rate from 35% to 21%. Currently, all OTP rates have been developed using a 35% tax rate. The MPUC, the NDPSC, the SDPUC and the FERC have all initiated dockets or proceedings to begin working with utilities to assess the impact of the lower income tax rates under the TCJA on electric rates, and develop regulatory strategies to incorporate the tax change into future rates, if warranted. The MPUC required its regulated utilities to make filings by January 30, 2018 and February 15, 2018, but has not made a determination on rate treatment. OTP currently has an active rate case in North Dakota and anticipates incorporating the impact of the tax changes to North Dakota rates within that proceeding. The SDPUC required initial comments by February 1, 2018 and indicated that revenues collected subsequent to December 31, 2017 would be subject to refund, pending determination of the impacts of the TCJA. OTP is still assessing these impacts and will continue to work with the respective commissions to determine if any rate adjustments are necessary, and if so, to determine the appropriate timing and approach for making those adjustments.

Rate Rider Updates

The following table provides summary information on the status of updates since January 1, 2014 for the rate riders described above:

Rate Rider	R - Request Date A - Approval Date	Effective Date Requested or Approved	Annual Revenue ($000s)	Rate
Minnesota
Conservation Improvement Program
2016 Incentive and Cost Recovery	A – September 15, 2017	October 1, 2017	$9,868	$0.00536/kwh
2015 Incentive and Cost Recovery	A – July 19, 2016	October 1, 2016	$8,590	$0.00275/kwh
2014 Incentive and Cost Recovery	A – July 10, 2015	October 1, 2015	$8,689	$0.00287/kwh
2013 Incentive and Cost Recovery	A – September 26, 2014	October 1, 2014	$8,862	$0.00263/kwh
Transmission Cost Recovery
2017 Rate Reset[1]	A – October 30, 2017	November 1, 2017	$(3,311)	Various
2016 Annual Update	A – July 5, 2016	September 1, 2016	$4,736	Various
2015 Annual Update	A – March 9, 2016	April 1, 2016	$7,203	Various
2014 Annual Update	A – February 18, 2015	March 1, 2015	$8,388	Various
2013 Annual Update	A – June 24, 2014	March 1, 2014	$2,066	Various
Environmental Cost Recovery
2017 Rate Reset	A – October 30, 2017	November 1, 2017	$(1,943)	-0.935% of base
2016 Annual Update	A – July 5, 2016	September 1, 2016	$11,884	6.927% of base
2015 Annual Update	A – March 9, 2016	October 1, 2015	$12,104	7.006% of base
2014 Annual Update	A – November 26, 2014	December 1, 2014	$9,229 [2]	7.006% of base
North Dakota
Renewable Resource Adjustment
2017 Rate Reset	A – December 20, 2017	January 1, 2018	$9,989	7.756% of base
2016 Annual Update	A – March 15, 2017	April 1, 2017	$9,156	7.005% of base
2015 Annual Update	A – June 22, 2016	July 1, 2016	$9,262	7.573% of base
2014 Annual Update	A – March 25, 2015	April 1, 2015	$5,441	4.069% of base
2013 Annual Update	A – March 12, 2014	April 1, 2014	$8,068	$0.00437/kwh
Transmission Cost Recovery
2017 Annual Update	A – November 29, 2017	January 1, 2018	$7,959	Various
2016 Annual Update	A – December 14, 2016	January 1, 2017	$6,916	Various
2015 Annual Update	A – December 16, 2015	January 1, 2016	$9,985	Various
2014 Annual Update	A – December 17, 2014	January 1, 2015	$8,463	Various
Environmental Cost Recovery
2017 Rate Reset	A – December 20, 2017	January 1, 2018	$8,537	6.629% of base
2017 Annual Update	A – July 12, 2017	August 1, 2017	$9,917	7.633% of base
2016 Annual Update	A – June 22, 2016	July 1, 2016	$10,359	7.904% of base
2015 Annual Update	A – June 17, 2015	July 1, 2015	$12,249	9.193% of base
2014 Annual Update	A – July 10, 2014	August 1, 2014	$9,880	7.531% of base
South Dakota
Transmission Cost Recovery
2017 Annual Update	R – November 1, 2017	March 1, 2018	$1,779	Various
2016 Annual Update	A – February 17, 2017	March 1, 2017	$2,053	Various
2015 Annual Update	A – February 12, 2016	March 1, 2016	$1,895	Various
2014 Annual Update	A – February 13, 2015	March 1, 2015	$1,538	Various
2013 Annual Update	A – February 18, 2014	March 1, 2014	$1,349	Various
Environmental Cost Recovery
2017 Annual Update	A – October 13, 2017	November 1, 2017	$2,082	$0.00483/kwh
2016 Annual Update	A – October 26, 2016	November 1, 2016	$2,238	$0.00536/kwh
2015 Annual Update	A – October 15, 2015	November 1, 2015	$2,728	$0.00643/kwh
2014 Initial Request	A – November 25, 2014	December 1, 2014	$1,995	$0.00487/kwh

1Approved on a provisional basis in the Minnesota general rate case docket and subject to revision in a separate docket.

2Amount approved for recovery over ten months through September 30, 2015. Initial 2014 annual update requirement was $10.2 million to be effective October 1, 2014. Due to delayed approval, the amount was reduced for revenues billed under the rider rate in effect from October 1, 2014 through November 30, 2014.

Revenues Recorded under Rate Riders

The following table presents revenue recorded by OTP under rate riders in place in Minnesota, North Dakota and South Dakota for the years ended December 31:

Rate Rider (in thousands)	2017	2016	2015
Minnesota
Conservation Improvement Program Costs and Incentives[1]	$9,225	$12,920	$10,724
Transmission Cost Recovery	2,973	5,795	5,202
Environmental Cost Recovery	8,148	12,443	10,238
North Dakota
Renewable Resource Adjustment	7,620	7,800	8,409
Transmission Cost Recovery	8,729	7,694	6,609
Environmental Cost Recovery	9,782	11,089	9,502
South Dakota
Transmission Cost Recovery	1,843	1,820	1,290
Environmental Cost Recovery	2,345	2,538	1,967
Conservation Improvement Program Costs and Incentives	598	468	583

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

Based on the probable reduction by the FERC in the ROE component of the MISO Tariff, OTP had a $2.7 million liability on its balance sheet as of December 31, 2016, representing OTP’s best estimate of the refund obligations that would arise, net of amounts that would be subject to recovery under state jurisdictional TCR riders, based on a reduced ROE. MISO processed the refund for the FERC-ordered reduction in the MISO Tariff allowed ROE for the first 15-month refund period in its February and June 2017 billings. The refund, in combination with a decision in the 2016 Minnesota general rate case that affected the Minnesota TCR rider, has resulted in a reduction in OTP’s accrued MISO Tariff ROE refund liability from $2.7 million on December 31, 2016 to $1.6 million as of December 31, 2017.

In June 2014, the FERC adopted a two-step ROE methodology for electric utilities in an order issued in a complaint proceeding involving New England Transmission Owners (NETOs). The issue of how to apply the FERC ROE methodology has been contested in various complaint proceedings, including the two ROE complaints involving MISO transmission owners discussed above. In April 2017 the Court of Appeals for the District of Columbia (D.C. Circuit) vacated and remanded the FERC’s June 2014 ROE order in the NETOs’ complaint. The D.C. Circuit found that the FERC had not properly determined that the ROE authorized for NETOs prior to June 2014 was unjust and unreasonable. The D.C. Circuit also found that the FERC failed to justify the new ROE methodology. OTP will await the FERC response to the April 2017 action of the D.C. Circuit before determining if an adjustment to its accrued refund liability is required. On September 29, 2017 the MISO transmission owners filed a motion to dismiss the second complaint based on the D.C. Circuit decision in the NETO complaint. If FERC were to act on a motion to dismiss, it would eliminate the refund obligation from the second complaint and the ROE from the first complaint would remain in effect.

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

	December 31, 2017			Remaining Recovery/
(in thousands)	Current	Long-Term	Total	Refund Period (months)
Regulatory Assets:
Prior Service Costs and Actuarial Losses on Pensions and Other Postretirement Benefits[1]	$9,090	$112,487	$121,577	see below
Conservation Improvement Program Costs and Incentives[2]	7,385	2,774	10,159	21
Accumulated ARO Accretion/Depreciation Adjustment[1]	--	6,651	6,651	asset lives
Deferred Marked-to-Market Losses[1]	4,063	2,405	6,468	36
Big Stone II Unrecovered Project Costs – Minnesota[1]	650	1,636	2,286	40
MISO Schedule 26/26A Transmission Cost Recovery Rider True-up2	--	1,985	1,985	24
Debt Reacquisition Premiums[1]	254	960	1,214	177
Big Stone II Unrecovered Project Costs – South Dakota[2]	100	442	542	65
North Dakota Renewable Resource Rider Accrued Revenues[2]	206	236	442	15
North Dakota Deferred Rate Case Expenses Subject to Recovery[1]	309	--	309	12
Minnesota Deferred Rate Case Expenses Subject to Recovery[1]	267	--	267	4
North Dakota Environmental Cost Recovery Rider Accrued Revenues[2]	152	--	152	12
Minnesota Energy Intensive Trade Exposed Rider Accrued Revenues[2]	75	--	75	12
Total Regulatory Assets	$22,551	$129,576	$152,127
Regulatory Liabilities:
Deferred Income Taxes	$--	$149,052	$149,052	asset lives
Accumulated Reserve for Estimated Removal Costs – Net of Salvage	--	83,100	83,100	asset lives
Refundable Fuel Clause Adjustment Revenues	5,778	--	5,778	12
Minnesota Environmental Cost Recovery Rider Accrued Refund	1,667	--	1,667	11
Minnesota Transmission Cost Recovery Rider Accrued Refund	802	609	1,411	22
Minnesota Renewable Resource Recovery Rider Accrued Refund	409	--	409	12
North Dakota Transmission Cost Recovery Rider Accrued Refund	349	--	349	12
Revenue for Rate Case Expenses Subject to Refund – Minnesota	208	--	208	4
South Dakota Environmental Cost Recovery Rider Accrued Refund	187	--	187	12
MISO Schedule 26/26A Transmission Cost Recovery Rider True-up	132	48	180	24
South Dakota Transmission Cost Recovery Rider Accrued Refund	151	--	151	12
Other	5	84	89	192
Total Regulatory Liabilities	$9,688	$232,893	$242,581
Net Regulatory Asset/(Liability) Position	$12,863	$(103,317)	$(90,454)

1Costs subject to recovery without a rate of return.

2Amount eligible for recovery under an alternative revenue program which includes an incentive or rate of return.

	December 31, 2016			Remaining Recovery/
(in thousands)	Current	Long-Term	Total	Refund Period (months)
Regulatory Assets:
Prior Service Costs and Actuarial Losses on Pensions and Other Postretirement Benefits[1]	$6,443	$108,267	$114,710	see below
Conservation Improvement Program Costs and Incentives[2]	4,836	5,158	9,994	21
Accumulated ARO Accretion/Depreciation Adjustment[1]	--	6,153	6,153	asset lives
Deferred Marked-to-Market Losses[1]	4,063	6,467	10,530	48
Big Stone II Unrecovered Project Costs – Minnesota[1]	778	2,087	2,865	52
MISO Schedule 26/26A Transmission Cost Recovery Rider True-up2	333	--	333	12
Debt Reacquisition Premiums[1]	325	1,214	1,539	189
Big Stone II Unrecovered Project Costs – South Dakota[2]	100	543	643	77
North Dakota Renewable Resource Rider Accrued Revenues[2]	1,319	482	1,801	15
Minnesota Deferred Rate Case Expenses Subject to Recovery[1]	1,082	--	1,082	12
North Dakota Environmental Cost Recovery Rider Accrued Revenues[2]	113	--	113	12
Deferred Income Taxes[1]	--	1,014	1,014	asset lives
Recoverable Fuel and Purchased Power Costs[1]	1,798	--	1,798	12
Minnesota Renewable Resource Rider Accrued Revenues[2]	34	--	34	9
North Dakota Transmission Cost Recovery Rider Accrued Revenues[2]	--	568	568	24
South Dakota Transmission Cost Recovery Rider Accrued Revenues[2]	73	141	214	14
Total Regulatory Assets	$21,297	$132,094	$153,391
Regulatory Liabilities:
Deferred Income Taxes	$--	$818	$818	asset lives
Accumulated Reserve for Estimated Removal Costs – Net of Salvage	--	80,404	80,404	asset lives
Minnesota Environmental Cost Recovery Rider Accrued Refund	139	--	139	12
Minnesota Transmission Cost Recovery Rider Accrued Refund	757	--	757	12
North Dakota Transmission Cost Recovery Rider Accrued Refund	1,381	782	2,163	24
Revenue for Rate Case Expenses Subject to Refund – Minnesota	711	208	919	16
South Dakota Environmental Cost Recovery Rider Accrued Refund	285	--	285	12
MISO Schedule 26/26A Transmission Cost Recovery Rider True-up	--	132	132	24
Other	21	89	110	204
Total Regulatory Liabilities	$3,294	$82,433	$85,727
Net Regulatory Asset Position	$18,003	$49,661	$67,664

1Costs subject to recovery without a rate of return.

2Amount eligible for recovery under an alternative revenue program which includes an incentive or rate of return.

The regulatory liability and asset related to Deferred Income Taxes results from changes in statutory tax rates accounted for in accordance with ASC Topic 740, Income Taxes.

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

All Deferred Marked-to-Market Losses recorded as of December 31, 2017 relate to forward purchases of energy scheduled for delivery through December 2020.

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

Debt Reacquisition Premiums are being recovered from OTP customers over the remaining original lives of the reacquired debt issues, the longest of which is 177 months.

Big Stone II Unrecovered Project Costs – South Dakota are the South Dakota share of generation and transmission plant-related costs incurred by OTP related to its participation in the abandoned Big Stone II project.

North Dakota Renewable Resource Rider Accrued Revenues relate to qualifying renewable resource costs incurred to serve North Dakota customers that have not been billed to North Dakota customers as of December 31, 2017.

North Dakota Deferred Rate Case Expenses Subject to Recovery relate to costs incurred in conjunction with OTP’s current rate case in North Dakota currently being recovered over a 12-month period beginning with the establishment of interim rates in January 2018.

Minnesota Deferred Rate Case Expenses Subject to Recovery relate to costs incurred in conjunction with OTP’s 2016 rate case in Minnesota currently being recovered over a 24-month period beginning with the establishment of interim rates in April 2016.

North Dakota Environmental Cost Recovery Rider Accrued Revenues relate to revenues earned on the North Dakota share of OTP’s investments in the Big Stone Plant AQCS and Hoot Lake Plant MATS projects and for reagent and emission allowances costs that are recoverable from North Dakota customers as of December 31, 2017.

Minnesota Energy Intensive Trade Exposed Rider Accrued Revenues relate to revenues recorded for fuel and purchased power costs reductions provided to customers in energy intensive trade exposed industries that are subject to recovery from other Minnesota customers.

The Accumulated Reserve for Estimated Removal Costs – Net of Salvage is reduced as actual removal costs, net of salvage revenues, are incurred.

The Minnesota Environmental Cost Recovery Rider Accrued Refund relates to amounts collected on the Minnesota share of OTP’s investment in the Big Stone Plant AQCS project that are refundable to Minnesota customers as of December 31, 2017.

The Minnesota Transmission Cost Recovery Rider Accrued Refund relates to amounts collected for qualifying transmission system facilities and operating costs incurred to serve Minnesota customers that are refundable to Minnesota customers as of December 31, 2017.

The Minnesota Renewable Resource Rider Accrued Refund relates to amounts collected for qualifying renewable resource costs incurred to serve Minnesota customers that are refundable to Minnesota customers as of December 31, 2017.

The North Dakota Transmission Cost Recovery Rider Accrued Refund relates to amounts collected for qualifying transmission system facilities and operating costs incurred to serve North Dakota customers that are refundable to North Dakota customers as of December 31, 2017.

Revenue for Rate Case Expenses Subject to Refund – Minnesota relates to revenues collected under general rates to recover costs related to prior rate case proceedings in excess of the actual costs incurred, which are subject to refund over a 24-month period beginning with the establishment of interim rates in April 2016.

The South Dakota Environmental Cost Recovery Rider Accrued Refund relates to amounts collected on the South Dakota share of OTP’s investments in the Big Stone Plant AQCS and Hoot Lake Plant MATS projects that are refundable to South Dakota customers as of December 31, 2017.

The South Dakota Transmission Cost Recovery Rider Accrued Revenues relate to revenues earned on qualifying transmission system facilities that had not been billed to South Dakota customers as of December 31, 2016.

The South Dakota Transmission Cost Recovery Rider Accrued Refund relates to amounts collected for qualifying transmission system facilities and operating costs incurred to serve South Dakota customers that are refundable to South Dakota customers as of December 31, 2017.

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

5. Common Shares and Earnings per Share

Shelf Registration

The Company’s shelf registration statement filed with the Securities and Exchange Commission (SEC) on May 11, 2015, under which the Company may offer for sale, from time to time, either separately or together in any combination, equity, debt or other securities described in the shelf registration statement, including common shares of the Company, expires on May 11, 2018.

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

2017 Common Stock Activity

Following is a reconciliation of the Company’s common shares outstanding from December 31, 2016 through December 31, 2017:

Common Shares Outstanding December 31, 2016	39,348,136
Issuances:
Executive Stock Performance Awards (2014 shares earned)	89,291
Automatic Dividend Reinvestment and Share Purchase Plan:
Dividends Reinvested	68,235
Cash Invested	29,463
Vesting of Restricted Stock Units	22,225
Restricted Stock Issued to Directors	17,600
Employee Stock Ownership Plan	14,835
Employee Stock Purchase Plan:
Dividends Reinvested	9,566
Cash Invested	5,284
Directors Deferred Compensation	560
Retirements:
Shares Withheld for Individual Income Tax Requirements	(47,704)
Common Shares Outstanding December 31, 2017	39,557,491

2014 Stock Incentive Plan

The 2014 Stock Incentive Plan (2014 Incentive Plan), which was approved by the Company’s shareholders in April 2014, provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, and other stock and stock-based awards. A total of 1,900,000 common shares were authorized for granting stock awards under the 2014 Incentive Plan, of which 1,244,353 were available for issuance as of December 31, 2017. The 2014 Incentive Plan terminates on December 13, 2023.

Employee Stock Purchase Plan

The 1999 Employee Stock Purchase Plan (Purchase Plan) allowed eligible employees to purchase the Company’s common shares at 85% of the market price at the end of each six-month purchase period through December 31, 2016. For purchase periods beginning after January 1, 2017, the purchase price is 100% of the market price at the end of each six-month purchase period. On April 16, 2012, the Company’s shareholders approved an amendment to the Purchase Plan, increasing the number of shares available under the Purchase Plan from 900,000 common shares to 1,400,000 common shares and making certain other changes to the terms of the Purchase Plan. Of the 1,400,000 common shares authorized to be issued under the Purchase Plan, 374,624 were available for purchase as of December 31, 2017. At the discretion of the Company, shares purchased under the Purchase Plan can be either new issue shares or shares purchased in the open market. To provide shares for purchases for the Purchase Plan, 9,486 common shares were issued in 2017, 53,875 common shares were issued in 2016 and 42,253 common shares were issued in 2015. Shares available for purchase were also reduced by 49 shares in 2017 to reserve for fractional shares.

Dividend Reinvestment and Share Purchase Plan

The Company’s shelf registration statement filed with the SEC on May 11, 2015, as amended on October 13, 2015, provides for the issuance of up to 1,500,000 common shares under the Company's Automatic Dividend Reinvestment and Share Purchase Plan (the Plan), which permits shares purchased by participants in the Plan to be either new issue common shares or common shares purchased in the open market. New common shares issued under the Plan totaled 97,698 in 2017, 278,811 in 2016 and 302,519 in 2015, leaving 820,972 common shares available for issuance under the Plan as of December 31, 2017.

Earnings Per Share

The numerator used in the calculation of both basic and diluted earnings per common share is net income with no adjustments in 2017, 2016 and 2015. The denominator used in the calculation of basic earnings per common share is the weighted average number of common shares outstanding during the period excluding nonvested restricted shares granted to the Company’s directors and employees, which are considered contingently returnable and not outstanding for the purpose of calculating basic earnings per share. The denominator used in the calculation of diluted earnings per common share is derived by adjusting basic shares outstanding for the items listed in the following reconciliation:

	2017	2016	2015
Weighted Average Common Shares Outstanding – Basic	39,457,261	38,546,459	37,494,986
Plus Outstanding Share Awards net of Share Reductions for Unrecognized Stock-Based Compensation Expense and Excess Tax Benefits:
Shares Expected to be Awarded for Stock Performance Awards Granted to Executive Officers based on Measurement Period-to-Date Performance	210,784	118,644	100,194
Underlying Shares Related to Nonvested Restricted Stock Units Granted to Employees	56,952	45,712	36,180
Nonvested Restricted Shares	20,380	16,778	22,848
Shares Expected to be Issued Under the Deferred Compensation Program for Directors	2,970	3,417	13,488
Potentially Dilutive Stock Options	--	--	330
Total Dilutive Shares	291,086	184,551	173,040
Weighted Average Common Shares Outstanding – Diluted	39,748,347	38,731,010	37,668,026

The effect of dilutive shares on earnings per share for the years ended December 31, 2017, 2016 and 2015, resulted in no differences greater than $0.014 between basic and diluted earnings per share in total or from continuing or discontinued operations in any period.

6. Share-Based Payments

Purchase Plan

Through December 31, 2016, the Purchase Plan allowed employees through payroll withholding to purchase shares of the Company’s common stock at a 15% discount from the average market price on the last day of a six-month investment period. Under ASC Topic 718, Compensation—Stock Compensation (ASC 718), the Company was required to record compensation expense related to the 15% discount. The 15% discount resulted in compensation expense of $173,000 in 2016 and $184,000 in 2015. For purchase periods beginning after January 1, 2017, the purchase price is 100% of the market price at the end of each six-month purchase period.

Stock Options Granted Under the 1999 Incentive Plan

The Company granted 2,041,500 options for the purchase of the Company’s common stock under the 1999 Stock Incentive Plan (1999 Incentive Plan). The exercise price of the options granted was the average market price of the Company’s common stock on the grant date. Under ASC 718 accounting requirements, compensation expense is recorded based on the estimated fair value of the options on their grant date using a fair-value option pricing model. Under ASC 718 accounting requirements, the fair value of the options granted has been recorded as compensation expense over the requisite service period (the vesting period of the options). The estimated fair value of all options granted under the 1999 Incentive Plan was based on the Black-Scholes option pricing model. There were no options outstanding as of December 31 of each of the years, 2017, 2016 or 2015.

Presented below is a summary of the stock options activity:

Stock Options Activity	2017		2016		2015
	Options	Average Exercise Price	Options	Average Exercise Price	Options	Average Exercise Price
Outstanding, Beginning of Year	--		--		12,750	$24.93
Exercised	--		--		10,250	24.93
Forfeited or Expired	--		--		2,500	24.93
Outstanding, End of Year	--		--		--
Exercisable, End of Year	--		--		--
Cash Received for Options Exercised						$256,000
Intrinsic Value of Options Exercised						$75,000

Restricted Stock Granted to Directors

Under the 1999 Incentive Plan and the 2014 Incentive Plan, restricted shares of the Company’s common stock were granted to members of the Company’s board of directors as a form of compensation. All remaining restricted shares issued under the 1999 Incentive Plan vested on April 8, 2017. Under ASC 718 accounting requirements, compensation expense related to restricted shares is based on the fair value of the restricted shares on their grant dates. On April 10, 2017, 17,600 shares of restricted stock were granted to the Company’s nonemployee directors. The grant-date fair value of each share of restricted stock granted on April 10, 2017 was $37.75 per share, the average of the high and low market price on the date of grant. The restricted shares granted in 2017 vest 25% per year on April 8 of each year in the period 2018 through 2021 and are eligible for full dividend and voting rights. Restricted shares not vested and dividends on those restricted shares are subject to forfeiture under the terms of the restricted stock award agreement.

Presented below is a summary of the status of directors’ restricted stock awards for the years ended December 31:

Directors’ Restricted Stock Awards	2017		2016		2015
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Nonvested, Beginning of Year	46,334	$29.71	38,217	$29.78	38,050	$27.47
Granted	17,600	37.75	23,200	28.66	15,200	31.775
Vested	17,134	29.93	15,083	28.28	15,033	25.96
Forfeited	--		--		--
Nonvested, End of Year	46,800	32.65	46,334	29.71	38,217	29.78
Compensation Expense Recognized		$658,000		$491,000		$417,000
Fair Value of Shares Vested in Year		$513,000		$427,000		$390,000

Restricted Stock Granted to Employees

Under the 1999 Incentive Plan and 2014 Incentive Plan, restricted shares of the Company’s common stock have been granted to employees as a form of compensation. All remaining restricted shares issued under the 1999 Incentive Plan vested on April 8, 2017. Under ASC 718 accounting requirements, compensation expense related to restricted shares is based on the fair value of the restricted shares on their grant dates. No shares of restricted stock have been granted to employees since 2014.

Presented below is a summary of the status of employees’ restricted stock awards for the years ended December 31:

Employees’ Restricted Stock Awards	2017		2016		2015
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Nonvested, Beginning of Year	7,180	$29.72	13,581	$28.56	45,280	$27.46
Granted	--		--		--
Vested	4,285	29.94	6,401	27.25	31,699	27.09
Forfeited	--		--		--
Nonvested, End of Year	2,895	29.41	7,180	29.72	13,581	28.56
Compensation Expense Recognized		$70,000		$96,000		$359,000
Fair Value of Awards Vested		$128,000		$174,000		$859,000

Restricted Stock Units Granted to Executive Officers

On February 2, 2017, 15,900 restricted stock units under the 2014 Incentive Plan were granted to the Company’s executive officers. The grant-date fair value of each restricted stock unit was $37.65 per share, the average of the high and low market price on the date of grant. The restricted stock units granted to executive officers in 2017 vest 25% per year on February 6 of each year in the period 2018 through 2021 and are eligible to receive dividend equivalent payments on all unvested awards over the awards’ respective vesting periods, subject to forfeiture under the terms of the restricted stock unit award agreements. The vesting of restricted stock units is accelerated in the event of a change in control, disability, death or retirement, subject to proration on retirement in certain cases.

Presented below is a summary of the status of restricted stock unit awards granted to executive officers for the years ended December 31:

Executives’ Restricted Stock Unit Awards	2017		2016		2015
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Nonvested, Beginning of Year	41,825	$30.23	24,300	$31.682	--
Granted	15,900	37.65	22,000	28.915	29,100	$31.681
Vested	9,975	30.16	4,475	31.69	4,800	31.675
Forfeited	--		--		--
Nonvested, End of Year	47,750	32.71	41,825	30.23	24,300	31.682
Compensation Expense Recognized		$576,000		$446,000		$452,000
Fair Value of Awards Vested		$301,000		$142,000		$152,000

Restricted Stock Units Granted to Employees

In 2017 the following restricted stock unit awards under the 2014 Incentive Plan were granted to key employees of the Company who are not executive officers:

	Grant Date	Units Granted	Grant-Date Fair Value per Award
Restricted Stock Units Vesting 100% on April 8, 2021	April 10, 2017	9,995	$32.78
Restricted Stock Units Vesting 100% on April 8, 2021	September 25, 2017	1,000	$38.29

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

Presented below is a summary of the status of employees’ restricted stock unit awards for the years ended December 31:

Employees’ Restricted Stock Unit Awards	2017		2016		2015
	Restricted Stock Units	Weighted Average Grant-Date Fair Value	Restricted Stock Units	Weighted Average Grant-Date Fair Value	Restricted Stock Units	Weighted Average Grant-Date Fair Value
Nonvested, Beginning of Year	47,370	$25.19	46,600	$23.75	45,900	$21.82
Granted	10,995	33.28	17,220	24.54	15,650	25.89
Vested	11,550	25.30	12,250	19.03	12,250	19.46
Forfeited	375	26.92	4,200	24.51	2,700	22.84
Nonvested, End of Year	46,440	27.07	47,370	25.19	46,600	23.75
Compensation Expense Recognized		$331,000		$307,000		$304,000
Fair Value of Awards Vested		$292,000		$233,000		$238,000

Stock Performance Awards granted to Executive Officers

Agreements for stock performance awards have been granted under the 2014 Incentive Plan for the Company’s executive officers. Under these agreements, the officers could be awarded shares of the Company’s common stock based on the Company’s total shareholder return relative to that of its peer group of companies in the Edison Electric Institute (EEI) Index over a three-year period beginning on January 1 of the year the awards are granted. The awards also include a performance incentive based on the Company’s average 3-year adjusted return on equity (ROE) relative to a targeted average 3-year adjusted ROE. The number of shares earned, if any, will be awarded and issued at the end of each three-year performance measurement period. The participants have no voting or dividend rights under these award agreements until common shares, if any, are issued at the end of the performance measurement period.

On February 2, 2017 performance share awards were granted to the Company’s executive officers under the 2014 Incentive Plan for the 2017-2019 performance measurement period. Under the 2017 performance share award agreements the aggregate award for performance at target is 59,500 shares. For target performance the participants would earn an aggregate of 39,667 common shares based on the Company’s total shareholder return relative to the total shareholder return of the companies that comprise the EEI Index over the performance measurement period of January 1, 2017 through December 31, 2019, with the beginning and ending share values based on the average closing price of a share of the Company’s common stock for the 20 trading days immediately following January 1, 2017 and the average closing price for the 20 trading days immediately preceding January 1, 2020. The participants would also earn an aggregate of 19,833 common shares for achieving the target set for the Company’s 3-year average adjusted ROE. Actual payment may range from zero to 150% of the target amount, or up to 89,250 common shares.  The grant-date fair value of each performance share award was determined using a Monte Carlo fair valuation simulation model resulting in a weighted average fair value of $30.25 per share, except for one grantee whose performance shares were fair valued at $36.27 per share due to retirement provisions in his award agreement.

Under the 2017 performance award agreements payment in the event of retirement, resignation for good reason or involuntary termination without cause is to be made at the end of the performance period based on actual performance, subject to proration in certain cases, except that the payment of performance awards granted to certain officers who are parties to executive employment agreements with the Company is to be made at target at the date of any such event. The vesting of these performance awards is accelerated and paid at target in the event of a change in control, disability or death and on retirement at or after age 62 for certain officers who are parties to executive employment agreements with the Company. The terms of these awards are such that the entire award will be classified and accounted for as equity, as required under ASC 718, and recognized over the grantee’s requisite service period based on the grant-date fair value of the award.

The table below provides a summary of stock performance awards granted and amounts expensed related to the stock performance awards:

Performance Period	Maximum Shares Subject To Award	Target Shares	Expense Recognized in the Year Ended December 31,			Earned Shares
			2017	2016	2015
2017-2019	89,250	59,500	$854,000			7,500
2016-2018	122,250	81,500	580,000	$798,000		11,100
2015-2017	126,450	84,300	573,000	535,000	$943,000	114,648
2014-2016	159,450	106,300	--	332,000	(64,000)	121,491
2013-2015	90,600	45,300	--	--	(445,000)	22,500
Total			$2,007,000	$1,665,000	$434,000	277,239

Stock-based payment expense recognized in 2017, 2016 and 2015 for the 2017-2019, 2016-2018 and 2015-2017 performance awards reflects the accelerated recognition of expense for outstanding and unvested awards of executives who are eligible for retirement and whose awards vest on normal retirement, as defined in the performance award agreements, prior to the vesting dates of the awards.

The earned shares shown in the table above for the 2016-2018 and 2017-2019 performance periods include vested shares to be issued in 2018 to a participant who retired on December 31, 2017 and had reached age 62 prior to retirement.

The earned shares shown in the table above for the 2015-2017 performance period include shares received in 2018 by participants in the plan based on the Company achieving a total shareholder return ranking of 2 out of 42 companies in the EEI Index and an average 3-year adjusted return on equity of 10.16% relative to a targeted average 3-year adjusted return on equity of 10.00% resulting payout at 136.00% of target.

The earned shares shown in the table above for the 2014-2016 performance period include shares received in 2017 by participants in the plan based on the Company achieving a total shareholder return ranking of 19 out of 43 companies in the EEI Index and a resulting payout at 114.29% of target. The earned shares also include shares for a portion of the award that vested on normal retirement of the Company’s former CEO on July 1, 2015 that were issued in 2016 following the 180 day deferral period required under the Internal Revenue Code at a value of $26.35 per share or $848,000.

The earned shares shown in the table above for the 2013-2015 performance period reflect shares that vested on normal retirement of the Company’s former CEO on July 1, 2015 that were issued in 2016 following the 180 day deferral period required under the Internal Revenue Code at a value of $26.35 per share or $593,000.

In connection with the resignation of an executive officer in May 2014, the following unvested stock performance awards were forfeited: 8,900 granted in 2014 and 4,900 granted in 2013.

As of December 31, 2017 the total remaining unrecognized amount of compensation expense related to stock-based compensation for all of the Company’s stock-based payment programs was approximately $4.0 million (before income taxes), which will be amortized over a weighted average period of 2.0 years.

7. Retained Earnings and Dividend Restriction

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

Both the Company and OTP credit agreements contain restrictions on the payment of cash dividends upon a default or event of default. An event of default would be considered to have occurred if the Company did not meet certain financial covenants. As of December 31, 2017 the Company was in compliance with these financial covenants. See note 9 to consolidated financial statements for further information on the covenants.

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

The MPUC indirectly limits the amount of dividends OTP can pay to the Company by requiring an equity-to-total-capitalization ratio between 47.4% and 58.0% based on OTP’s 2017 capital structure petition approved by order of the MPUC on September 1, 2017. As of December 31, 2017 OTP’s equity-to-total-capitalization ratio including short-term debt was 51.4% and its net assets restricted from distribution totaled approximately $471,000,000. Total capitalization for OTP cannot currently exceed $1,178,024,000.

8. Commitments and Contingencies of Continuing Operations

Construction and Other Purchase Commitments

At December 31, 2017 OTP had commitments under contracts, including its share of construction program commitments, extending into 2019, of approximately $41.0 million. At December 31, 2017 T.O. Plastics had commitments for the purchase of resin through December 31, 2021 of approximately $6.7 million.

Electric Utility Capacity and Energy Requirements and Coal Purchase and Delivery Contracts

OTP has commitments for the purchase of capacity and energy requirements under agreements extending into 2041. OTP has contracts providing for the purchase and delivery of a significant portion of its current coal requirements. OTP’s current coal purchase agreements for Big Stone Plant and Coyote Station expire at the end of 2019 and 2040, respectively. OTP has an agreement with Cloud Peak Energy Resources LLC for the purchase of subbituminous coal for Hoot Lake Plant through December 31, 2023. OTP has no fixed minimum purchase requirements under the agreement, but all of Hoot Lake Plant’s coal requirements for the period covered must be purchased under this agreement. The dollar amounts of OTP’s estimated purchase requirements under this agreement are excluded from the table below because OTP has not committed to any minimum level of purchases under the agreement. Fuel clause adjustment mechanisms lessen the risk of loss from market price changes because they currently provide for recovery of most fuel costs. See table below for schedule of commitments.

Operating Leases

OTP has obligations to make future operating lease payments primarily related to land leases and coal rail-car leases. The Company’s nonelectric companies have obligations to make future operating lease payments primarily related to leases of buildings and manufacturing equipment. Rent expense from continuing operations was $7,110,000, $7,565,000 and $6,447,000 for 2017, 2016 and 2015, respectively.

The amounts of the Company’s construction program and other commitments and commitments under capacity and energy agreements, coal and coal delivery contracts and operating leases for continuing operations as of December 31, 2017, are as follows:

	Construction Program	Capacity and Energy	Coal Purchase	Operating Leases
(in thousands)	and Other Commitments	Requirements	Commitments	OTP	Nonelectric	Total
2018	$29,218	$24,424	$26,021	$1,838	$4,175	$6,013
2019	15,159	24,925	23,016	1,435	4,183	5,618
2020	1,680	24,844	22,102	1,436	3,362	4,798
2021	1,680	12,988	22,537	1,241	1,434	2,675
2022	--	11,827	22,300	761	1,439	2,200
Beyond 2022	--	154,310	527,520	8,644	4,326	12,970
Total	$47,737	$253,318	$643,496	$15,355	$18,919	$34,274

Contingencies

OTP had a $2.7 million refund liability on its balance sheet as of December 31, 2016 representing its best estimate of the refund obligations that would arise, net of amounts that would be subject to recovery under state jurisdictional TCR riders, based on the likelihood of the FERC reducing the ROE component of the MISO Tariff and ordering MISO to refund amounts charged in excess of the lower rate. In the February and June 2017 MISO billings, MISO processed the refund of the FERC-ordered reduction in the MISO Tariff allowed ROE for the first 15-month refund period. The refund, in combination with a decision in the 2016 Minnesota general rate case that affected the Minnesota TCR rider, resulted in a reduction in OTP’s accrued MISO Tariff ROE refund liability from $2.7 million as of December 31, 2016 to $1.6 million as of December 31, 2017.

Together with as many as 200 utilities, generators and power marketers, OTP participated in proceedings before the FERC regarding the calculation, assessment and implementation of MISO Revenue Sufficiency Guarantee (RSG) charges for entities participating in the MISO wholesale energy market since that market’s start on April 1, 2005 until the conclusion of the proceedings on May 2, 2015. The proceedings fundamentally concerned MISO’s application of its MISO RSG rate on file with the FERC to market participants, revisions to the RSG rate based on several FERC orders, and the FERC’s decision to not resettle the markets based on MISO application of the RSG rate to market participants. Several of the FERC’s orders are on review in a set of consolidated cases before the D.C. Circuit. The consolidated petitions at the D.C. Circuit involve multiple petitioners and intervenors. OTP is an intervenor in these cases. Final briefs were filed on January 26, 2018. Oral arguments will occur in the spring of 2018. A final decision is not expected until late in 2018. MISO has not made available past billing or resettlement data necessary for determining amounts that might be payable if the FERC’s decisions are reversed. Therefore, the Company cannot estimate OTP’s exposure at this time from a final order reversing the relevant FERC orders, which could have an adverse effect on the Company’s results of operations.

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

Other

The Company is a party to litigation and regulatory enforcement matters arising in the normal course of business. The Company regularly analyzes current information and, as necessary, provides accruals for liabilities that are probable of occurring and that can be reasonably estimated. The Company believes the effect on its consolidated results of operations, financial position and cash flows, if any, for the disposition of all matters pending as of December 31, 2017 will not be material.

9. Short-Term and Long-Term Borrowings

Short-Term Debt

The following table presents the status of the Company’s lines of credit as of December 31, 2017 and December 31, 2016:

(in thousands)	Line Limit	In Use on December 31, 2017	Restricted due to Outstanding Letters of Credit	Available on December 31, 2017	Available on December 31, 2016
Otter Tail Corporation Credit Agreement	$130,000	$--	$--	$130,000	$130,000
OTP Credit Agreement	170,000	112,371	300	57,329	127,067
Total	$300,000	$112,371	$300	$187,329	$257,067

Under the Otter Tail Corporation Credit Agreement (as defined below), the maximum amount of debt outstanding in 2017 was $15,169,000 on April 3, 2017 and the average daily balance of debt outstanding during 2017 was $2,305,000. The weighted average interest rate paid on debt outstanding under the Otter Tail Corporation Credit Agreement during 2017 was 2.8% compared with 2.3% in 2016. Under the OTP Credit Agreement (as defined below), the maximum amount of debt outstanding in 2017 was $112,371,000 on December 29, 2017 and the average daily balance of debt outstanding during 2017 was $69,391,000. The weighted average interest rate paid on debt outstanding under the OTP Credit Agreement during 2017 was 2.4% compared with 1.8% in 2016. The maximum amount of consolidated short-term debt outstanding in 2017 was $112,371,000 on December 29, 2017 and the average daily balance of consolidated short-term debt outstanding during 2017 was $71,696,000. The weighted average interest rate on consolidated short-term debt outstanding on December 31, 2017 was 2.7%.

On October 29, 2012 the Company entered into a Third Amended and Restated Credit Agreement (the Otter Tail Corporation Credit Agreement), which is an unsecured $130 million revolving credit facility that may be increased to $250 million on the terms and subject to the conditions described in the Otter Tail Corporation Credit Agreement. On October 31, 2017 the Otter Tail Corporation Credit Agreement was amended to extend its expiration date by one year from October 29, 2021 to October 31, 2022. The Company can draw on this credit facility to refinance certain indebtedness and support its operations and the operations of its subsidiaries. Borrowings under the Otter Tail Corporation Credit Agreement bear interest at LIBOR plus 1.50%, subject to adjustment based on the Company’s senior unsecured credit ratings or the issuer rating if a rating is not provided for the senior unsecured credit. The Company is required to pay commitment fees based on the average daily unused amount available to be drawn under the revolving credit facility. The Otter Tail Corporation Credit Agreement contains a number of restrictions on the Company and the businesses of its wholly owned subsidiary, Varistar and its subsidiaries, including restrictions on the Company’s and Varistar’s ability to merge, sell assets, make investments, create or incur liens on assets, guarantee the obligations of certain other parties and engage in transactions with related parties. The Otter Tail Corporation Credit Agreement also contains affirmative covenants and events of default, and financial covenants as described below under the heading “Financial Covenants.” The Otter Tail Corporation Credit Agreement does not include provisions for the termination of the agreement or the acceleration of repayment of amounts outstanding due to changes in the Company’s credit ratings. The Company’s obligations under the Otter Tail Corporation Credit Agreement are guaranteed by certain of the Company’s subsidiaries. Outstanding letters of credit issued by the Company under the Otter Tail Corporation Credit Agreement can reduce the amount available for borrowing under the line by up to $40 million.

On October 29, 2012 OTP entered into a Second Amended and Restated Credit Agreement (the OTP Credit Agreement), providing for an unsecured $170 million revolving credit facility that may be increased to $250 million on the terms and subject to the conditions described in the OTP Credit Agreement. On October 31, 2017 the OTP Credit Agreement was amended to extend its expiration date by one year from October 29, 2021 to October 31, 2022. OTP can draw on this credit facility to support the working capital needs and other capital requirements of its operations, including letters of credit in an aggregate amount not to exceed $50 million outstanding at any time. Borrowings under this line of credit bear interest at LIBOR plus 1.25%, subject to adjustment based on the ratings of OTP’s senior unsecured debt or the issuer rating if a rating is not provided for the senior unsecured debt. OTP is required to pay commitment fees based on the average daily unused amount available to be drawn under the revolving credit facility. The OTP Credit Agreement contains a number of restrictions on the business of OTP, including restrictions on its ability to merge, sell assets, make investments, create or incur liens on assets, guarantee the obligations of any other party, and engage in transactions with related parties. The OTP Credit Agreement also contains affirmative covenants and events of default, and financial covenants as described below under the heading “Financial Covenants.” The OTP Credit Agreement does not include provisions for the termination of the agreement or the acceleration of repayment of amounts outstanding due to changes in OTP’s credit ratings. OTP’s obligations under the OTP Credit Agreement are not guaranteed by any other party.

Long-Term Debt Issuances and Retirements

2018 Note Purchase Agreement

On November 14, 2017, OTP entered into a Note Purchase Agreement (the 2018 Note Purchase Agreement) with the purchasers named therein, pursuant to which OTP agreed to issue to the purchasers, in a private placement transaction, $100 million aggregate principal amount of OTP’s 4.07% Series 2018A Senior Unsecured Notes due February 7, 2048 (the 2018 Notes). The 2018 Notes were issued on February 7, 2018. Proceeds from the 2018 Notes were used to repay $100 million in outstanding borrowings under the OTP Credit Agreement.

OTP may prepay all or any part of the Notes (in an amount not less than 10% of the aggregate principal amount of the Notes then outstanding in the case of a partial prepayment) at 100% of the principal amount so prepaid, together with unpaid accrued interest and a make-whole amount; provided that if no default or event of default exists under the Note Purchase Agreement, any prepayment made by OTP of all of the Notes then outstanding on or after August 7, 2047 will be made without any make-whole amount. The 2018 Note Purchase Agreement also requires OTP to offer to prepay all outstanding Notes at 100% of the principal amount together with unpaid accrued interest in the event of a Change of Control (as defined in the 2018 Note Purchase Agreement) of OTP.

The 2018 Note Purchase Agreement contains a number of restrictions on the business of OTP. These include restrictions on OTP’s abilities to merge, sell assets, create or incur liens on assets, guarantee the obligations of any other party, and engage in transactions with related parties. The 2018 Note Purchase Agreement also contains other negative covenants and events of default, as well as certain financial covenants as described below under the heading “Financial Covenants.” The 2018 Note Purchase Agreement does not include provisions for the termination of the agreement or the acceleration of repayment of amounts outstanding due to changes in OTP’s credit ratings. The 2018 Note Purchase Agreement includes a “most favored lender” provision generally requiring that in the event the OTP Credit Agreement or any renewal, extension or replacement thereof, at any time contains any financial covenant or other provision providing for limitations on interest expense and such a covenant is not contained in the 2018 Note Purchase Agreement under substantially similar terms or would be more beneficial to the holders of the 2018 Notes than any analogous provision contained in the 2018 Note Purchase Agreement (Additional Covenant), then unless waived by the Required Holders (as defined in the 2018 Note Purchase Agreement), the Additional Covenant will be deemed to be incorporated into the 2018 Note Purchase Agreement. The 2018 Note Purchase Agreement also provides for the amendment, modification or deletion of an Additional Covenant if such Additional Covenant is amended or modified under or deleted from the OTP Credit Agreement, provided that no default or event of default has occurred and is continuing.

2016 Note Purchase Agreement

On September 23, 2016 the Company entered into a Note Purchase Agreement (the 2016 Note Purchase Agreement) with the purchasers named therein, pursuant to which the Company agreed to issue to the purchasers, in a private placement transaction, $80 million aggregate principal amount of its 3.55% Guaranteed Senior Notes due December 15, 2026 (the 2026 Notes). The 2026 Notes were issued on December 13, 2016. The Company’s obligations under the 2016 Note Purchase Agreement and the 2026 Notes are guaranteed by its Material Subsidiaries (as defined in the 2016 Note Purchase Agreement, but specifically excluding OTP). The proceeds from the issuance of the 2026 Notes were used to repay the remaining $52,330,000 of the Company’s 9.000% Senior Notes due December 15, 2016, and to pay down a portion of the $50 million in funds borrowed in February 2016 under the Company’s term loan agreement.

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

Term Loan Agreement

On February 5, 2016 the Company borrowed $50 million under an unsecured Term Loan Agreement (the Term Loan Agreement) at an interest rate based on the 30 day LIBOR plus 90 basis points. The proceeds from the Term Loan Agreement were used to pay down borrowings under the Otter Tail Corporation Credit Agreement that were used to fund the expansion of BTD’s Minnesota facilities in 2015 and to fund the September 1, 2015 acquisition of BTD-Georgia. The Company repaid $35 million of the $50 million in the fourth quarter of 2016 and repaid the remaining $15 million during 2017. The Term Loan Agreement terminated on February 5, 2018.

2013 Note Purchase Agreement

On August 14, 2013 OTP entered into a Note Purchase Agreement (the 2013 Note Purchase Agreement) with the purchasers named therein pursuant to which OTP agreed to issue to the purchasers, in a private placement transaction, $60 million aggregate principal amount of OTP’s 4.68% Series A Senior Unsecured Notes due February 27, 2029 (the Series A Notes) and $90 million aggregate principal amount of OTP’s 5.47% Series B Senior Unsecured Notes due February 27, 2044 (the Series B Notes and, together with the Series A Notes, the Notes). The Notes were issued on February 27, 2014.

The 2013 Note Purchase Agreement states that OTP may prepay all or any part of the Notes (in an amount not less than 10% of the aggregate principal amount of the Notes then outstanding in the case of a partial prepayment) at 100% of the principal amount prepaid, together with accrued interest and a make-whole amount, provided that if no default or event of default under the 2013 Note Purchase Agreement exists, any optional prepayment made by OTP of (i) all of the Series A Notes then outstanding on or after November 27, 2028 or (ii) all of the Series B Notes then outstanding on or after November 27, 2043, will be made at 100% of the principal prepaid but without any make-whole amount. In addition, the 2013 Note Purchase Agreement states OTP must offer to prepay all of the outstanding Notes at 100% of the principal amount together with unpaid accrued interest in the event of a Change of Control (as defined in the 2013 Note Purchase Agreement) of OTP.

The 2013 Note Purchase Agreement contains a number of restrictions on the business of OTP, including restrictions on OTP’s ability to merge, sell assets, create or incur liens on assets, guarantee the obligations of any other party, and engage in transactions with related parties. The 2013 Note Purchase Agreement also contains affirmative covenants and events of default, as well as certain financial covenants as described below under the heading “Financial Covenants.” The 2013 Note Purchase Agreement does not include provisions for the termination of the agreement or the acceleration of repayment of amounts outstanding due to changes in OTP’s credit ratings. The 2013 Note Purchase Agreement includes a “most favored lender” provision generally requiring that in the event the OTP Credit Agreement or any renewal, extension or replacement thereof, at any time contains any financial covenant or other provision providing for limitations on interest expense and such a covenant is not contained in the 2013 Note Purchase Agreement under substantially similar terms or would be more beneficial to the holders of the Notes than any analogous provision contained in the 2013 Note Purchase Agreement (Additional Covenant), then unless waived by the Required Holders (as defined in the 2013 Note Purchase Agreement), the Additional Covenant will be deemed to be incorporated into the 2013 Note Purchase Agreement. The 2013 Note Purchase Agreement also provides for the amendment, modification or deletion of an Additional Covenant if such Additional Covenant is amended or modified under or deleted from the OTP Credit Agreement, provided that no default or event of default has occurred and is continuing.

2007 and 2011 Note Purchase Agreements

On December 1, 2011, OTP issued $140 million aggregate principal amount of its 4.63% Senior Unsecured Notes due December 1, 2021 pursuant to a Note Purchase Agreement dated as of July 29, 2011 (the 2011 Note Purchase Agreement). OTP also has outstanding its $122 million senior unsecured notes issued in three series consisting of $30 million aggregate principal amount of 6.15% Senior Unsecured Notes, Series B, due 2022; $42 million aggregate principal amount of 6.37% Senior Unsecured Notes, Series C, due 2027; and $50 million aggregate principal amount of 6.47% Senior Unsecured Notes, Series D, due 2037 (collectively, the 2007 Notes). The 2007 Notes were issued pursuant to a Note Purchase Agreement dated as of August 20, 2007 (the 2007 Note Purchase Agreement). On August 21, 2017 OTP used borrowings under the OTP Credit Agreement to retire the $33 million 5.95%, Series A Senior Unsecured Notes, which had been issued under the 2007 Note Purchase Agreement and matured on August 20, 2017.

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

The following tables provide a breakdown of the assignment of the Company’s consolidated short-term and long-term debt outstanding as of December 31, 2017 and December 31, 2016:

December 31, 2017 (in thousands)	OTP	Otter Tail Corporation	Otter Tail Corporation Consolidated
Short-Term Debt	$112,371	$--	$112,371
Long-Term Debt:
Term Loan, LIBOR plus 0.90%, due February 5, 2018		$--	$--
3.55% Guaranteed Senior Notes, due December 15, 2026		80,000	80,000
Senior Unsecured Notes 4.63%, due December 1, 2021	$140,000		140,000
Senior Unsecured Notes 6.15%, Series B, due August 20, 2022	30,000		30,000
Senior Unsecured Notes 6.37%, Series C, due August 20, 2027	42,000		42,000
Senior Unsecured Notes 4.68%, Series A, due February 27, 2029	60,000		60,000
Senior Unsecured Notes 6.47%, Series D, due August 20, 2037	50,000		50,000
Senior Unsecured Notes 5.47%, Series B, due February 27, 2044	90,000		90,000
North Dakota Development Note, 3.95%, due April 1, 2018		27	27
PACE Note, 2.54%, due March 18, 2021		684	684
Total	$412,000	$80,711	$492,711
Less: Current Maturities net of Unamortized Debt Issuance Costs	--	186	186
Unamortized Long-Term Debt Issuance Costs	1,684	461	2,145
Total Long-Term Debt net of Unamortized Debt Issuance Costs	$410,316	$80,064	$490,380
Total Short-Term and Long-Term Debt (with current maturities)	$522,687	$80,250	$602,937

December 31, 2016 (in thousands)	OTP	Otter Tail Corporation	Otter Tail Corporation Consolidated
Short-Term Debt	$42,883	$--	$42,883
Long-Term Debt:
Term Loan, LIBOR plus 0.90%, due February 5, 2018		$15,000	$15,000
3.55% Guaranteed Senior Notes, due December 15, 2026		80,000	80,000
Senior Unsecured Notes 5.95%, Series A, due August 20, 2017	$33,000		33,000
Senior Unsecured Notes 4.63%, due December 1, 2021	140,000		140,000
Senior Unsecured Notes 6.15%, Series B, due August 20, 2022	30,000		30,000
Senior Unsecured Notes 6.37%, Series C, due August 20, 2027	42,000		42,000
Senior Unsecured Notes 4.68%, Series A, due February 27, 2029	60,000		60,000
Senior Unsecured Notes 6.47%, Series D, due August 20, 2037	50,000		50,000
Senior Unsecured Notes 5.47%, Series B, due February 27, 2044	90,000		90,000
North Dakota Development Note, 3.95%, due April 1, 2018		106	106
PACE Note, 2.54%, due March 18, 2021		836	836
Total	$445,000	$95,942	$540,942
Less: Current Maturities net of Unamortized Debt Issuance Costs	32,970	231	33,201
Unamortized Long-Term Debt Issuance Costs	1,861	539	2,400
Total Long-Term Debt net of Unamortized Debt Issuance Costs	$410,169	$95,172	$505,341
Total Short-Term and Long-Term Debt (with current maturities)	$486,022	$95,403	$581,425

The aggregate amounts of maturities on bonds outstanding and other long-term obligations at December 31, 2017 for each of the next five years are:

(in thousands)	2018	2019	2020	2021	2022
Aggregate Amounts of Debt Maturities	$186	$172	$185	$140,167	$30,000

Financial Covenants

The Company and OTP were in compliance with the financial covenants in these debt agreements as of December 31, 2017.

No Credit or Note Purchase Agreement contains any provisions that would trigger an acceleration of the related debt as a result of changes in the credit rating levels assigned to the related obligor by rating agencies.

The Company’s and OTP’s borrowing agreements are subject to certain financial covenants. Specifically:

●

Under the Otter Tail Corporation Credit Agreement and the 2016 Note Purchase Agreement, the Company may not permit the ratio of its Interest-bearing Debt to Total Capitalization to be greater than 0.60 to 1.00 or permit its Interest and Dividend Coverage Ratio to be less than 1.50 to 1.00 (each measured on a consolidated basis) as provided in the agreements.

●

Under the 2016 Note Purchase Agreement, the Company may not permit its Priority Indebtedness to exceed 10% of its Total Capitalization. The Company had no Priority Indebtedness outstanding as of December 31, 2017.

●	Under the OTP Credit Agreement, OTP may not permit the ratio of its Interest-bearing Debt to Total Capitalization to be greater than 0.60 to 1.00.

●

Under the 2007 Note Purchase Agreement and the 2011 Note Purchase Agreement, OTP may not permit the ratio of its Consolidated Debt to Total Capitalization to be greater than 0.60 to 1.00 or permit its Interest and Dividend Coverage Ratio to be less than 1.50 to 1.00, in each case as provided in the related borrowing agreement, and OTP may not permit its Priority Debt to exceed 20% of its Total Capitalization, as provided in the related agreement.

●

Under the 2013 Note Purchase Agreement and the 2018 Note Purchase Agreement, OTP may not permit its Interest-bearing Debt to exceed 60% of Total Capitalization and may not permit its Priority Indebtedness to exceed 20% of its Total Capitalization, in each case as provided in the related agreement. OTP had no Priority Indebtedness outstanding as of December 31, 2017.

10. Pension Plan and Other Postretirement Benefits

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

The following table lists components of net periodic pension benefit cost for the year ended December 31:

(in thousands)	2017	2016	2015
Service Cost–Benefit Earned During the Period	$5,629	$5,518	$6,059
Interest Cost on Projected Benefit Obligation	14,139	14,195	13,344
Expected Return on Assets	(19,229)	(19,454)	(18,383)
Amortization of Prior Service Cost:
From Regulatory Asset	120	189	188
From Other Comprehensive Income[1]	3	5	5
Amortization of Net Actuarial Loss:
From Regulatory Asset	5,090	5,153	6,676
From Other Comprehensive Income[1]	125	127	171
Net Periodic Pension Cost[2]	$5,877	$5,733	$8,060
[1]Corporate cost included in Other Nonelectric Expenses.
[2]Allocation of Costs:	2017	2016	2015
Costs included in OTP Capital Expenditures	$1,142	$1,048	$1,453
Costs included in Electric Operation and Maintenance Expenses	4,594	4,547	6,406
Costs included in Other Nonelectric Expenses	141	138	201

Weighted average assumptions used to determine net periodic pension cost for the year ended December 31:

	2017	2016	2015
Discount Rate	4.60%	4.76%	4.35%
Long-Term Rate of Return on Plan Assets	7.50%	7.75%	7.75%
Rate of Increase in Future Compensation Level	3.00%	3.13%	3.13%

The following table presents amounts recognized in the consolidated balance sheets as of December 31:

(in thousands)	2017	2016
Regulatory Assets:
Unrecognized Prior Service Cost	$21	$141
Unrecognized Actuarial Loss	99,360	98,039
Total Regulatory Assets	$99,381	$98,180
Accumulated Other Comprehensive Loss:
Unrecognized Prior Service Cost	$9	$12
Unrecognized Actuarial Loss	439	406
Total Accumulated Other Comprehensive Loss	$448	$418
Noncurrent Liability	$67,399	$60,292

Funded status as of December 31:

(in thousands)	2017	2016
Accumulated Benefit Obligation	$(316,095)	$(281,414)
Projected Benefit Obligation	$(352,718)	$(314,637)
Fair Value of Plan Assets	285,319	254,345
Funded Status	$(67,399)	$(60,292)

The following tables provide a reconciliation of the changes in the fair value of plan assets and the plan’s benefit obligations over the two-year period ended December 31, 2017:

(in thousands)	2017	2016
Reconciliation of Fair Value of Plan Assets:
Fair Value of Plan Assets at January 1	$254,346	$233,639
Actual Return on Plan Assets	44,181	23,794
Discretionary Company Contributions	--	10,000
Benefit Payments	(13,208)	(13,088)
Fair Value of Plan Assets at December 31	$285,319	$254,345
Estimated Asset Return	17.8%	10.1%
Reconciliation of Projected Benefit Obligation:
Projected Benefit Obligation at January 1	$314,637	$302,740
Service Cost	5,629	5,518
Interest Cost	14,139	14,195
Benefit Payments	(13,208)	(13,088)
Actuarial Loss	31,521	5,272
Projected Benefit Obligation at December 31	$352,718	$314,637

Weighted average assumptions used to determine benefit obligations at December 31:

	2017	2016
Discount Rate	3.90%	4.60%
Rate of Increase in Future Compensation Level:
All participants – prior to 2017		3.00%
Participants to Age 39	4.50%
Participants Age 40 to Age 49	3.50%
Participants Age 50 and Older	2.75%

The assumed rate of return on pension fund assets used for the determination of 2018 net periodic pension cost is 7.50%. The assumed long-term rate of return on plan assets is based primarily on asset category studies using historical market return and volatility data with forward looking estimates based on existing financial market conditions and forecasts of capital markets. Modest excess return expectations versus some market indices are incorporated into the return projections based on the actively managed structure of the investment programs and their records of achieving such returns historically. The Company reviews its rate of return on plan asset assumptions annually. The assumptions are largely based on the asset category rate-of-return assumptions developed annually with the Company’s pension plan investment advisors, as well as input from actuaries who work with the pension plan and benchmarking to peer companies with similar asset allocation strategies.

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

Measurement Dates:	2017	2016
Net Periodic Pension Cost	January 1, 2017	January 1, 2016
End of Year Benefit Obligations	January 1, 2017 projected to December 31, 2017	January 1, 2016 projected to December 31, 2016
Market Value of Assets	December 31, 2017	December 31, 2016

The estimated amounts of unrecognized net actuarial losses and prior service costs to be amortized from regulatory assets and accumulated other comprehensive loss into the net periodic pension cost in 2018 are:

(in thousands)	2018
Decrease in Regulatory Assets:
Amortization of Unrecognized Prior Service Cost	$16
Amortization of Unrecognized Actuarial Loss	7,142
Decrease in Accumulated Other Comprehensive Loss:
Amortization of Unrecognized Prior Service Cost	--
Amortization of Unrecognized Actuarial Loss	176
Total Estimated Amortization	$7,334

Cash flows—The Company had no minimum funding requirement as of December 31, 2017 but made discretionary plan contributions of $20 million as of February 2018.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid out from plan assets:

(in thousands)	2018	2019	2020	2021	2022	Years 2023-2027
	$14,384	$15,022	$15,666	$16,336	$17,041	$93,882

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

The policy of the Plan is to invest assets in accordance with the allocations shown below:

	Permitted Range
Asset Class / PBO Funded Status	<85% PBO			>=85% PBO			>=90% PBO			>=95% PBO			>=100% PBO
Equity	39%	-	59%	34%	-	54%	24%	-	44%	14%	-	34%	0%	-	20%
Investment Grade Fixed Income	22%	-	42%	30%	-	50%	40%	-	60%	53%	-	73%	70%	-	100%
Below Investment Grade Fixed Income*	0%	-	15%	0%	-	15%	0%	-	15%	0%	-	10%	0%	-	10%
Other**	5%	-	20%	5%	-	20%	5%	-	20%	0%	-	15%	0%	-	15%

* Includes (but not limited to) High Yield Bond Fund and Emerging Markets Debt funds.

** Other category may include cash, alternatives, and/or other investment strategies that may be classified other than equity or fixed income, such as the Dynamic Asset Allocation fund.

The Company’s pension plan asset allocations at December 31, 2017 and 2016, by asset category are as follows:

Asset Allocation	2017	2016
Large Capitalization Equity Securities	23.5%	21.4%
International Equity Securities	18.1%	22.0%
Small and Mid-Capitalization Equity Securities	8.7%	9.0%
Emerging Markets Equity Fund	5.5%	0.0%
SEI Dynamic Asset Allocation Fund	5.0%	5.4%
Equity Securities	60.8%	57.8%
Fixed-Income Securities and Cash	35.2%	34.3%
Other – SEI Energy Debt Collective Fund	4.0%	4.1%
Other – SEI Special Situation Collective Investment Trust	0.0%	3.8%
	100.0%	100.0%

The following table presents the Company’s pension fund assets measured at fair value and included in Level 1 of the fair value hierarchy and assets measured using the NAV practical expedient to fair valuation as of December 31:

(in thousands)	2017	2016
Assets in Level 1 of the Fair Value Hierarchy	$273,999	$234,303
SEI Energy Debt Collective Fund at NAV	11,320	10,441
SEI Special Situation Collective Investment Trust Fund at NAV	--	9,601
Total Assets	$285,319	$254,345

Fair Value Measurements of Pension Fund Assets

ASC 715, Compensation – Retirement Benefits, requires disclosures about pension plan assets identified by the three levels of the fair value hierarchy established by ASC 820-10-35.

The following table presents, the Company’s pension fund assets measured at fair value and included in Level 1 of the fair value hierarchy as of December 31:

(in thousands)	2017	2016
Large Capitalization Equity Securities Mutual Fund	$66,946	$54,483
International Equity Securities Mutual Funds	51,636	55,916
Small and Mid-Capitalization Equity Securities Mutual Fund	24,848	23,011
Emerging Markets Equity Fund	15,824	--
SEI Dynamic Asset Allocation Mutual Fund	14,371	13,622
Fixed Income Securities Mutual Funds	100,373	87,268
Cash Management – Money Market Fund	1	3
Total Assets	$273,999	$234,303

The investments held by the SEI Energy Debt Collective Fund on December 31, 2017 and 2016 consist mainly of below investment grade high yielding bonds and loans of U.S. energy companies which trade at a discount to fair value. Redemptions are allowed semi-annually with a 95-day notice period, subject to fund director consent and certain gate, holdback and suspension restrictions. Subscriptions are allowed monthly with a three-year lock up on subscriptions. The Company invested $10.0 million in the SEI Energy Debt Fund in July 2015. The fund’s assets are valued in accordance with valuations reported by the fund’s sub-advisor or the fund’s underlying investments or other independent third party sources, although SEI in its discretion may use other valuation methods, subject to compliance with ERISA (as applicable). The fund’s assets are valued as of the close of business on the last business day of each calendar month and are available 30 days after the end of a calendar quarter. On an annual basis, as determined by the investment manager in its sole discretion, an independent valuation agent is retained to provide a valuation of the illiquid assets of the fund and of any other asset of the fund, as determined by the investment manager in its sole discretion. The Company reviews and verifies the reasonableness of the year-end valuations.

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

The following table lists components of net periodic pension benefit cost for the year ended December 31:

(in thousands)	2017	2016	2015
Service Cost–Benefit Earned During the Period	$290	$252	$189
Interest Cost on Projected Benefit Obligation	1,686	1,667	1,523
Amortization of Prior Service Cost:
From Regulatory Asset	16	16	16
From Other Comprehensive Income[1]	38	38	38
Amortization of Net Actuarial Loss:
From Regulatory Asset	285	293	334
From Other Comprehensive Income[2]	440	446	602
Net Periodic Pension Cost[3]	$2,755	$2,712	$2,702
[1]Amortization of Prior Service Costs from Other Comprehensive Income Charged to:
Electric Operation and Maintenance Expenses	$15	$15	$15
Other Nonelectric Expenses	23	23	23
[2]Amortization of Net Actuarial Loss from Other Comprehensive Income Charged to:
Electric Operation and Maintenance Expenses	$265	$272	$310
Other Nonelectric Expenses	175	174	292
3ESSRP costs are not capitalized.

Weighted average assumptions used to determine net periodic pension cost for the year ended December 31:

	2017	2016	2015
Discount Rate	4.60%	4.76%	4.35%
Rate of Increase in Future Compensation Level	3.00%	3.13%	3.15%

The following table presents amounts recognized in the consolidated balance sheets as of December 31:

(in thousands)	2017	2016
Regulatory Assets:
Unrecognized Prior Service Cost	$40	$58
Unrecognized Actuarial Loss	3,229	2,890
Total Regulatory Assets	$3,269	$2,948
Projected Benefit Obligation Liability – Net Amount Recognized	$(42,308)	$(37,335)
Accumulated Other Comprehensive Loss:
Unrecognized Prior Service Cost	$98	$134
Unrecognized Actuarial Loss	9,024	5,915
Total Accumulated Other Comprehensive Loss	$9,122	$6,049

The following tables provide a reconciliation of the changes in the fair value of plan assets and the plan’s projected benefit obligations over the two-year period ended December 31, 2017 and a statement of the funded status as of December 31 of both years:

(in thousands)	2017	2016
Reconciliation of Fair Value of Plan Assets:
Fair Value of Plan Assets at January 1	$--	$--
Actual Return on Plan Assets	--	--
Employer Contributions	1,175	1,188
Benefit Payments	(1,175)	(1,188)
Fair Value of Plan Assets at December 31	$--	$--
Reconciliation of Projected Benefit Obligation:
Projected Benefit Obligation at January 1	$37,335	$35,811
Service Cost	290	252
Interest Cost	1,686	1,667
Benefit Payments	(1,175)	(1,188)
Plan Amendments	--	--
Actuarial Loss	4,172	793
Projected Benefit Obligation at December 31	$42,308	$37,335

Weighted average assumptions used to determine benefit obligations at December 31:

	2017	2016
Discount Rate	3.85%	4.60%
Rate of Increase in Future Compensation Level:	2.92%	3.00%

The estimated amounts of unrecognized net actuarial losses and prior service costs to be amortized from regulatory assets and accumulated other comprehensive loss into the net periodic pension cost for the ESSRP in 2018 are:

(in thousands)	2018
Decrease in Regulatory Assets:
Amortization of Unrecognized Prior Service Cost	$16
Amortization of Unrecognized Actuarial Loss	267
Decrease in Accumulated Other Comprehensive Loss:
Amortization of Unrecognized Prior Service Cost	38
Amortization of Unrecognized Actuarial Loss	661
Total Estimated Amortization	$982

Cash flows—The ESSRP is unfunded and has no assets; contributions are equal to the benefits paid to plan participants. The following benefit payments, which reflect future service, as appropriate, are expected to be paid:

						Years
(in thousands)	2018	2019	2020	2021	2022	2023-2027
	$1,568	$1,612	$1,576	$1,670	$2,255	$13,775

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

(in thousands)	2017	2016	2015
Service Cost–Benefit Earned During the Period	$1,425	$1,301	$1,297
Interest Cost on Projected Benefit Obligation	2,712	2,503	2,097
Amortization of Prior Service Cost
From Regulatory Asset	(4)	134	205
From Other Comprehensive Income[1]	4	3	5
Amortization of Net Actuarial Loss
From Regulatory Asset	936	379	--
From Other Comprehensive Income[1]	19	9	--
Net Periodic Postretirement Benefit Cost[2]	$5,092	$4,329	$3,604
Effect of Medicare Part D Subsidy	$(561)	$(923)	$(1,487)
[1]Corporate cost included in Other Nonelectric Expenses
[2]Allocation of Cost:	2017	2016	2015
Cost included in OTP Capital Expenditures	$989	$792	$650
Cost included in Electric Operation and Maintenance Expenses	3,981	3,433	2,864
Cost included in Other Nonelectric Expenses	122	104	90

Weighted average assumptions used to determine net periodic postretirement benefit cost for the year ended December 31:

	2017	2016	2015
Discount Rate	4.46%	4.57%	4.20%

The following table presents amounts recognized in the consolidated balance sheets as of December 31:

(in thousands)	2017	2016
Regulatory Asset:
Unrecognized Prior Service Cost	$--	$(4)
Unrecognized Net Actuarial Loss	18,927	13,586
Net Regulatory Asset	$18,927	$13,582
Projected Benefit Obligation Liability – Net Amount Recognized	$(69,774)	$(62,571)
Accumulated Other Comprehensive (Income) Loss:
Unrecognized Prior Service Cost	$--	$4
Unrecognized Net Actuarial Gain	(111)	(171)
Accumulated Other Comprehensive Income	$(111)	$(167)

The following tables provide a reconciliation of the changes in the fair value of plan assets and the plan’s projected benefit obligations and accrued postretirement benefit cost over the two-year period ended December 31, 2017:

(in thousands)	2017	2016
Reconciliation of Fair Value of Plan Assets:
Fair Value of Plan Assets at January 1	$--	$--
Actual Return on Plan Assets	--	--
Company Contributions	3,290	2,825
Benefit Payments (Net of Medicare Part D Subsidy)	(6,534)	(5,908)
Participant Premium Payments	3,244	3,083
Fair Value of Plan Assets at December 31	$--	$--
Reconciliation of Projected Benefit Obligation:
Projected Benefit Obligation at January 1	$62,571	$48,730
Service Cost (Net of Medicare Part D Subsidy)	1,425	1,301
Interest Cost (Net of Medicare Part D Subsidy)	2,712	2,503
Benefit Payments (Net of Medicare Part D Subsidy)	(6,534)	(5,908)
Participant Premium Payments	3,244	3,083
Actuarial Loss	6,356	12,862
Projected Benefit Obligation at December 31	$69,774	$62,571
Reconciliation of Accrued Postretirement Cost:
Accrued Postretirement Cost at January 1	$(49,156)	$(47,652)
Expense	(5,092)	(4,329)
Net Company Contribution	3,290	2,825
Accrued Postretirement Cost at December 31	$(50,958)	$(49,156)

Weighted average assumptions used to determine benefit obligations at December 31:

	2017	2016
Discount Rate	3.81%	4.46%

Assumed healthcare cost-trend rates as of December 31:

	2017	2016
Healthcare Cost-Trend Rate Assumed for Next Year Pre-65	5.85%	6.01%
Healthcare Cost-Trend Rate Assumed for Next Year Post-65	6.03%	6.23%
Rate to Which the Cost-Trend Rate is Assumed to Decline	4.50%	4.50%
Year the Rate Reaches the Ultimate Trend Rate	2038	2038

Assumed healthcare cost-trend rates have a significant effect on the amounts reported for healthcare plans. A one-percentage-point change in assumed healthcare cost-trend rates for 2017 would have the following effects:

(in thousands)	1 Point Increase	1 Point Decrease
Effect on the Postretirement Benefit Obligation	$9,301	$(7,692)
Effect on Total of Service and Interest Cost	$731	$(601)
Effect on Expense	$1,589	$(1,500)

Measurement Dates:	2017	2016
Net Periodic Postretirement Benefit Cost	January 1, 2017	January 1, 2016

End of Year Benefit Obligations	January 1, 2017 projected to December 31, 2017	January 1, 2016 projected to December 31, 2016

The estimated net amounts of unrecognized prior service cost to be amortized from regulatory assets and accumulated other comprehensive loss into the net periodic postretirement benefit cost in 2018 are:

(in thousands)	2018
Decrease in Regulatory Assets:
Amortization of Unrecognized Actuarial Loss	$1,649
Decrease in Accumulated Other Comprehensive Loss:
Amortization of Unrecognized Actuarial Loss	41
Total Estimated Amortization	$1,690

Cash flows—The Company expects to contribute $4.0 million net of expected employee contributions for the payment of retiree medical benefits and Medicare Part D subsidy receipts in 2018. The Company expects to receive a Medicare Part D subsidy from the Federal government of approximately $0.4 million in 2018. The following benefit payments, which reflect expected future service, as appropriate, net of expected Medicare Part D subsidy receipts and participant premium payments, are expected to be paid:

						Years
(in thousands)	2018	2019	2020	2021	2022	2023-2027
	$3,986	$4,107	$4,133	$4,218	$4,327	$21,089

401K Plan

The Company sponsors a 401K plan for the benefit of all corporate and subsidiary company employees. Contributions made to these plans by the Company and its subsidiary companies included in continuing operations totaled $4,211,000 for 2017, $3,877,000 for 2016 and $3,602,000 for 2015.

Employee Stock Ownership Plan

The Company has a stock ownership plan for the benefit of all its electric utility employees. Contributions made by the Company were $612,000 for 2017, $647,000 for 2016 and $674,000 for 2015.

11. Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash Equivalents—The carrying amount approximates fair value because of the short-term maturity of those instruments.

Short-Term Debt—The carrying amount approximates fair value because the debt obligations are short-term and the balances outstanding as of December 31, 2017 and December 31, 2016 related to the OTP Credit Agreement were subject to a variable interest rate of LIBOR plus 1.25%, which approximates market rates.

Long-Term Debt including Current Maturities—The fair value of the Company's and OTP’s long-term debt is estimated based on the current market indications of rates available to the Company for the issuance of debt. The Company’s long-term debt subject to variable interest rates on December 31, 2016 approximated fair value. The fair value measurements of the Company’s long-term debt issues fall into level 2 of the fair value hierarchy set forth in ASC 820.

	December 31, 2017		December 31, 2016
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and Cash Equivalents	$16,216	$16,216	$--	$--
Short-Term Debt	(112,371)	(112,371)	(42,883)	(42,883)
Long-Term Debt including Current Maturities	(490,566)	(543,691)	(538,542)	(583,835)

12. Property, Plant and Equipment

(in thousands)	December 31, 2017	December 31, 2016
Electric Plant in Service
Production	$897,732	$891,330
Transmission	500,352	410,679
Distribution	482,867	466,285
General	100,067	92,063
Electric Plant in Service	1,981,018	1,860,357
Construction Work in Progress	132,556	149,997
Total Gross Electric Plant	2,113,574	2,010,354
Less Accumulated Depreciation and Amortization	662,431	622,657
Net Electric Plant	$1,451,143	$1,387,697
Nonelectric Operations Plant
Equipment	$160,263	$155,809
Buildings and Leasehold Improvements	52,280	51,323
Land	4,394	4,694
Nonelectric Operations Plant	216,937	211,826
Construction Work in Progress	8,511	3,264
Total Gross Nonelectric Plant	225,448	215,090
Less Accumulated Depreciation and Amortization	136,988	125,562
Net Nonelectric Operations Plant	$88,460	$89,528
Net Plant	$1,539,603	$1,477,225

The estimated service lives for rate-regulated properties is 5 to 82 years. For nonelectric property the estimated useful lives are from 3 to 40 years.

	Service Life Range
(years)	Low	High
Electric Fixed Assets:
Production Plant	9	82
Transmission Plant	42	70
Distribution Plant	5	68
General Plant	5	50
Nonelectric Fixed Assets:
Equipment	3	12
Buildings and Leasehold Improvements	7	40

13. Income Taxes

The total income tax expense differs from the amount computed by applying the federal income tax rate (35% in 2017, 2016 and 2015) to net income before total income tax expense for the following reasons:

(in thousands)	2017	2016	2015
Tax Computed at Federal Statutory Rate – Continuing Operations	$34,707	$28,741	$28,081
Increases (Decreases) in Tax from:
Federal Production Tax Credits (PTCs)	(7,527)	(7,175)	(6,962)
State Income Taxes Net of Federal Income Tax Expense	4,341	2,848	4,945
Section 199 Domestic Production Activities Deduction	(1,471)	(482)	--
North Dakota Wind Tax Credit Amortization – Net of Federal Taxes	(850)	(850)	(850)
Corporate-owned Life Insurance	(845)	(680)	(167)
Excess Tax deduction - Equity Method Stock Awards	(751)	--	--
Employee Stock Ownership Plan Dividend Deduction	(509)	(537)	(560)
Allowance for Funds Used During Construction – Equity	(322)	(280)	(426)
Investment Tax Credit Amortization	(164)	(350)	(571)
Differences Reversing in Excess of Federal Rates	551	77	(1,143)
Permanent and Other Differences	(1,873)	(1,231)	(705)
Effect of TCJA Tax Rate Reduction on Value of Net Deferred Tax Assets	1,756	--	--
Total Income Tax Expense – Continuing Operations	$27,043	$20,081	$21,642
Income Tax Expense – Discontinued Operations – U.S.	213	138	2,991
Income Tax Expense – Continuing and Discontinued Operations	$27,256	$20,219	$24,633
Overall Effective Federal, State and Foreign Income Tax Rate	27.3%	24.5%	29.3%
Income Tax Expense From Continuing Operations Includes the Following:
Current Federal Income Taxes	$4,581	$1,070	$211
Current State Income Taxes	1,154	1,211	1
Deferred Federal Income Taxes	25,320	23,586	23,050
Deferred State Income Taxes	4,529	2,589	6,763
Federal PTCs	(7,527)	(7,175)	(6,962)
North Dakota Wind Tax Credit Amortization – Net of Federal Taxes	(850)	(850)	(850)
Investment Tax Credit Amortization	(164)	(350)	(571)
Total	$27,043	$20,081	$21,642
Total Income Before Income Taxes – Continuing and Discontinued Operations	$99,695	$82,540	$83,978

The Company's deferred tax assets and liabilities were composed of the following on December 31:

(in thousands)	2017	2016
Deferred Tax Assets
Federal PTCs	$40,614	$43,433
Regulatory Tax Liability	39,465	2,422
North Dakota Wind Tax Credits	32,962	32,962
Benefit Liabilities	32,328	44,381
Retirement Benefits Liabilities	31,894	38,390
Cost of Removal	21,800	31,636
Differences Related to Property	6,499	9,876
Net Operating Loss Carryforward	3,203	3,865
Vacation Accrual	1,844	2,725
Investment Tax Credits	515	818
Other	668	5,371
Total Deferred Tax Assets	$211,792	$215,879
Deferred Tax Liabilities
Differences Related to Property	$(257,906)	$(371,761)
Retirement Benefits Regulatory Asset	(31,894)	(38,390)
Excess Tax over Book Pension	(14,077)	(15,509)
North Dakota Wind Tax Credits	(4,112)	(3,654)
Impact of State Net Operating Losses on Federal Taxes	(673)	(1,352)
Other	(3,631)	(11,804)
Total Deferred Tax Liabilities	$(312,293)	$(442,470)
Deferred Income Taxes	$(100,501)	$(226,591)

Federal PTCs are earned as wind energy is generated based on a per kwh rate prescribed in applicable federal statutes. OTP’s kwh generation from its wind turbines eligible for PTCs increased 4.4% in 2017 compared with 2016. North Dakota wind energy credits are based on dollars invested in qualifying facilities and are being recognized on a straight-line basis over 25 years.

Schedule of expiration of tax credits and tax net operating losses available as of December 31, 2017:

(in thousands)	Amount	2022-2031	2032-2037	2038-2043
United States
Federal Tax Credits	$43,238	$--	$43,238	$--
State Net Operating Losses	3,203	2,339	864	--
State Tax Credits	33,568	376	231	32,961

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

(in thousands)	2017	2016	2015
Balance on January 1	$891	$468	$222
Increases Related to Tax Positions for Prior Years	28	406	236
Decreases Related to Tax Positions for Prior Years	(378)	--	--
Increases Related to Tax Positions for Current Year	143	114	10
Uncertain Positions Resolved During Year	--	(97)	--
Balance on December 31	$684	$891	$468

The balance of unrecognized tax benefits as of December 31, 2017 would reduce the Company’s effective tax rate if recognized. The total amount of unrecognized tax benefits as of December 31, 2017 is not expected to change significantly within the next 12 months. The Company classifies interest and penalties on tax uncertainties as components of the provision for income taxes in the Company’s consolidated statement of income. There was no amount accrued for interest on tax uncertainties as of December 31, 2017.

The Company and its subsidiaries file a consolidated U.S. federal income tax return and various state income tax returns. As of December 31, 2017, with limited exceptions, the Company is no longer subject to examinations by taxing authorities for tax years prior to 2014 for federal and North Dakota state income taxes and for years prior to 2013 for Minnesota state income taxes.

TCJA

In December 2017 the TCJA was enacted. The TCJA includes a number of changes to existing U.S. tax laws that impact the Company, most notably a reduction of the federal corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017.

The Company measures deferred tax assets and liabilities using enacted tax rates that will apply in the years in which the temporary differences are expected to be recovered or paid. Accordingly, the Company’s deferred tax assets and liabilities were remeasured to reflect the reduction in the U.S. corporate income tax rate from 35% to 21%. The revaluation for OTP required the creation of a regulatory liability and an offsetting reduction in deferred tax liability. This regulatory liability will generally be amortized over the remaining life of the related assets. On a consolidated financial statement basis, the revaluation resulted in a one-time, non-cash, income tax expense of approximately $1.8 million in 2017. The impacts of the TCJA adjustments to deferred taxes and regulatory liabilities are provided in the reconciliation below:

(in thousands)	Deferred Tax Liability	Deferred Tax Regulatory Liability
Balance on January 1, 2017	$226,591	$818
Change due to 2017 Accruals and Amortizations	20,012	376
TCJA Deferred Tax Valuation Adjustment	(109,072)	109,072
Tax Effect on TCJA Deferred Tax Valuation Adjustment	(38,786)	38,786
TCJA Adjustment to Income Tax Expense	1,756	--
Balance on December 31, 2017	$100,501	$149,052

The Company recognized the income tax effects of the TCJA in its 2017 consolidated financial statements in accordance with Staff Accounting Bulletin No. 118, which provides SEC staff guidance for the application of ASC Topic 740, Income Taxes, in the reporting period in which the TCJA was signed into law. Current estimates may be revised and are subject to change due, in part, to complexities and uncertainties associated with the TCJA. While the Company is able to make reasonable estimates of the impact of the TCJA for the reduction in the federal corporate tax rate, changes to bonus depreciation and consequences on the Company’s regulatory liabilities, the final impact of the TCJA may differ from these estimates due to, among other things, changes in the Company’s interpretations and assumptions and additional guidance that may be issued by the U.S. Internal Revenue Service, rate regulators or the FASB.

14. Asset Retirement Obligations (AROs)

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

OTP recorded no new AROs in 2017.

Reconciliations of carrying amounts of the present value of the Company’s legal AROs, capitalized asset retirement costs and related accumulated depreciation and a summary of settlement activity for the years ended December 31, 2017 and 2016 are presented in the following table:

(in thousands)	2017	2016
Asset Retirement Obligations
Beginning Balance	$8,341	$8,084
New Obligations Recognized	--	--
Adjustments Due to Revisions in Cash Flow Estimates	--	(103)
Accrued Accretion	378	360
Settlements	--	--
Ending Balance	$8,719	$8,341
Asset Retirement Costs Capitalized
Beginning Balance	$2,983	$3,086
New Obligations Recognized	--	--
Adjustments Due to Revisions in Cash Flow Estimates	--	(103)
Settlements	--	--
Ending Balance	$2,983	$2,983
Accumulated Depreciation – Asset Retirement Costs Capitalized
Beginning Balance	$795	$673
New Obligations Recognized	--	--
Adjustments Due to Revisions in Cash Flow Estimates	--	--
Depreciation Expense	120	122
Settlements	--	--
Ending Balance	$915	$795
Settlements	None	None
Original Capitalized Asset Retirement Cost – Retired	$--	$--
Accumulated Depreciation	--	--
Asset Retirement Obligation	$--	$--
Settlement Cost	--	--
Gain on Settlement – Deferred Under Regulatory Accounting	$--	$--

15. Discontinued Operations

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

On February 8, 2013 the Company completed the sale of substantially all the assets of its dock and boatlift company, formerly included in the Company’s Manufacturing segment. On November 30, 2012 the Company completed the sale of the assets of the Company’s wind tower manufacturing business. This business was the only remaining entity in the Company’s former Wind Energy segment.

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

Following are summary presentations of the results of discontinued operations for the years ended December 31, 2017, 2016 and 2015:

	For the Year Ended December 31, 2017
(in thousands)	Foley	AEV, Inc.	Wind Tower Business	Dock and Boatlift Business	Intercompany Transactions Adjustment	Total
Operating Expenses	$233	$--	$(460)	$(306)	$--	$(533)
Income Tax (Benefit) Expense	(93)	--	184	122	--	213
Net (Loss) Income	$(140)	$--	$276	$184	$--	$320

	For the Year Ended December 31, 2016
(in thousands)	Foley	AEV, Inc.	Wind Tower Business	Dock and Boatlift Business	Intercompany Transactions Adjustment	Total
Operating Expenses	$250	$--	$(757)	$85	$--	$(422)
Income Tax (Benefit) Expense	(136)	5	303	(34)	--	138
Net (Loss) Income	$(114)	$(5)	$454	$(51)	$--	$284

	For the Year Ended December 31, 2015
(in thousands)	Foley	AEV, Inc.	Wind Tower Business	Dock and Boatlift Business	Intercompany Transactions Adjustment	Total
Operating Revenues	$21,625	$2,998	$--	$--	$--	$24,623
Operating Expenses	26,839	4,532	(462)	966	(240)	31,635
Asset Impairment Charge	1,000	--	--	--	--	1,000
Interest Expense	177	27	--	--	(204)	--
Other Income (Deductions)	(42)	2	111	--	(2)	69
Income Tax (Benefit) Expense	(921)	(638)	229	(386)	177	(1,539)
Net (Loss) Income from Operations	(5,512)	(921)	344	(580)	265	(6,404)
(Loss) Gain on Disposition Before Taxes	(204)	11,894	--	--	--	11,690
Income Tax (Benefit) Expense on Disposition	(227)	4,757	--	--	--	4,530
Net Gain on Disposition	23	7,137	--	--	--	7,160
Net (Loss) Income	$(5,489)	$6,216	$344	$(580)	$265	$756

Foley and AEV, Inc. entered into fixed-price construction contracts. Revenues under these contracts were recognized on a percentage-of-completion basis. The method used to determine the progress of completion was based on the ratio of costs incurred to total estimated costs on construction projects. An increase in estimated costs on one large job in progress at Foley in excess of previous period cost estimates resulted in pretax charges of $4.4 million in 2015. In the first quarter of 2015, Foley recorded a $1.0 million goodwill impairment charge based on adjustments to the carrying value of Foley.

Following are summary presentations of the major components of assets and liabilities of discontinued operations as of December 31, 2017 and December 31, 2016:

	December 31, 2017
(in thousands)	Wind Tower Business	Dock and Boatlift Business	Total
Current Liabilities	$130	$362	$492
Liabilities of Discontinued Operations	$130	$362	$492

	December 31, 2016
(in thousands)	Wind Tower Business	Dock and Boatlift Business	Total
Current Liabilities	$589	$774	$1,363
Liabilities of Discontinued Operations	$589	$774	$1,363

Included in current liabilities of discontinued operations are warranty reserves. Details regarding the warranty reserves follow:

(in thousands)	2017	2016
Warranty Reserve Balance, January 1	$1,369	$2,103
Additional Provision for Warranties Made During the Year	--	--
Settlements Made During the Year	(112)	(24)
Decrease in Warranty Estimates for Prior Years	(760)	(710)
Warranty Reserve Balance, December 31	$497	$1,369

The warranty reserve balances as of December 31, 2017 relate entirely to products produced by the Company’s former wind tower and dock and boatlift manufacturing companies. Certain products sold by the companies carried one to fifteen year warranties. Although the assets of these companies have been sold and their operating results are reported under discontinued operations in the Company’s consolidated statements of income, the Company retains responsibility for warranty claims related to the products they produced prior to the sales of these companies.

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

16. Subsequent Events

Stock Incentive Awards

On February 5, 2018 the following stock incentive awards were granted to officers under the 2014 Incentive Plan:

Award	Shares/Units Granted	Weighted Average Grant- Date Fair Value per Award	Vesting
Restricted Stock Units Granted	15,200	$41.325	25% per year through February 6, 2022
Stock Performance Awards Granted	54,000	$35.73	December 31, 2020

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

Under the performance share awards the aggregate award for performance at target is 54,000 shares. For target performance the participants would earn an aggregate of 27,000 common shares for achieving the target set for the Company’s 3-year average adjusted return on equity. The participants would also earn an aggregate of 27,000 common shares based on the Company’s total shareholder return relative to the total shareholder return of the companies that comprise the EEI Index over the performance measurement period of January 1, 2018 through December 31, 2020, with the beginning and ending share values based on the average closing price of a share of the Company’s common stock for the 20 trading days immediately following January 1, 2018 and the average closing price for the 20 trading days immediately preceding January 1, 2021. Actual payment may range from zero to 150% of the target amount, or up to 81,000 common shares. There are no voting or dividend rights related to these shares until the shares, if any, are issued at the end of the performance measurement period. The terms of these awards are such that the entire award will be classified and accounted for as equity, as required under ASC 718, and will be measured over the performance period based on the grant-date fair value of the award. The grant-date fair value of each performance share award was determined using a Monte Carlo fair valuation simulation model.

Under the 2018 Performance Award Agreements, payment and the amount of payment in the event of retirement, resignation for good reason or involuntary termination without cause is to be made at the end of the performance period based on actual performance, subject to proration in certain cases, except that the payment of performance awards granted to an officer who is party to an Executive Employment Agreement with the Company is to be made at target at the date of any such event.

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

Three Months Ended	March 31		June 30		September 30		December 31
(in thousands, except per share data)	2017	2016	2017	2016	2017	2016	2017	2016
Operating Revenues–Continuing Operations	$214,117	$206,242	$212,086	$203,482	$216,457	$197,175	$206,690	$196,640
Operating Income–Continuing Operations	$32,801	$27,576	$29,589	$27,083	$31,609	$27,284	$32,135	$29,156
Net Income (Loss):
Continuing Operations	$19,529	$14,490	$16,717	$15,556	$17,773	$14,594	$18,100	$17,397
Discontinued Operations	$56	$30	$61	$119	$(39)	$22	$242	$113
Total Net Income	$19,585	$14,520	$16,778	$15,675	$17,734	$14,616	$18,342	$17,510
Basic Earnings Per Share:
Continuing Operations	$.50	$.38	$.43	$.41	$.45	$.38	$.45	$.45
Discontinued Operations	$--	$--	$--	$--	$--	$--	$.01	$--
Total Basic Earnings Per Share	$.50	$.38	$.43	$.41	$.45	$.38	$.46	$.45
Diluted Earnings Per Share:
Continuing Operations	$.49	$.38	$.42	$.41	$.45	$.37	$.45	$.44
Discontinued Operations	$--	$--	$--	$--	$--	$--	$.01	$--
Total Diluted Earnings Per Share	$.49	$.38	$.42	$.41	$.45	$.37	$.46	$.44
Dividends Declared Per Common Share	$.3200	$.3125	$.3200	$.3125	$.3200	$.3125	$.3200	$.3125
Price Range:
High	40.80	29.73	41.95	33.50	44.50	36.42	48.65	42.55
Low	35.65	25.80	36.45	27.77	38.75	32.89	43.30	33.08
Average Number of Common Shares Outstanding--Basic	39,351	37,937	39,463	38,179	39,508	38,833	39,508	39,236
Average Number of Common Shares Outstanding--Diluted	39,641	38,045	39,702	38,321	39,795	39,006	39,855	39,552

Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.   CONTROLS AND PROCEDURES

Evaluation of Disclosures Controls and Procedures. Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) as of December 31, 2017, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2017.

Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the fourth quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management has completed its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013) to conduct the required assessment of the effectiveness of the Company’s internal control over financial reporting. Based on this assessment, management concluded that, as of December 31, 2017, the Company’s internal control over financial reporting was effective based on those criteria. The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K and issued an attestation report on the Company’s internal control over financial reporting.

Attestation Report of Independent Registered Public Accounting Firm. The attestation report of Deloitte & Touche LLP, the Company’s independent registered public accounting firm, regarding the Company’s internal control over financial reporting is provided on page 60.

Item 9B.   OTHER INFORMATION

None.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item regarding Directors is incorporated by reference to the information under “Election of Directors” in the Company's definitive Proxy Statement for the 2018 Annual Meeting. The information regarding executive officers and family relationships is set forth in Item 3A hereto. The information regarding Section 16 reporting is incorporated by reference to the information under “Security Ownership of Directors and Officers - Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the 2018 Annual Meeting. The information required by this Item regarding the Company’s procedures for recommending nominees to the board of directors is incorporated by reference to the information under “Meetings and Committees of the Board of Directors – Corporate Governance Committee” in the Company’s definitive Proxy Statement for the 2018 Annual Meeting. The information required by this Item in regard to the Audit Committee and the Company’s Audit Committee financial experts is incorporated by reference to the information under “Meetings and Committees of the Board of Directors – Audit Committee” in the Company’s definitive Proxy Statement for the 2018 Annual Meeting.

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

Item 11.    EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the information under “Compensation Discussion and Analysis,” “Report of Compensation Committee,” “Executive Compensation” and “Director Compensation” in the Company's definitive Proxy Statement for the 2018 Annual Meeting.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item regarding security ownership is incorporated by reference to the information under “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Directors and Officers” in the Company’s definitive Proxy Statement for the 2018 Annual Meeting.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information as of December 31, 2017 about the Company’s common stock that may be issued under all of its equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)		(b)	(c)
Equity compensation plans approved by security holders:
2014 Stock Incentive Plan	411,585	(1)	$0.00	1,244,353	(2)
1999 Stock Incentive Plan	2,325	(3)	$0.00	--	(4)
1999 Employee Stock Purchase Plan	--		N/A	374,624	(5)
Equity compensation plans not approved by security holders	--		--	--
Total	413,910		$0.00	1,618,977

(1)

Includes 85,500, 116,700 and 114,648 performance based share awards granted in 2017, 2016 and 2015, respectively, 94,190 restricted stock units outstanding as of December 31, 2017, and 547 stock units as part of the director deferred compensation program, and excludes 49,695 shares of restricted stock issued under the 2014 Stock Incentive Plan.

(2)

The 2014 Stock Incentive Plan provides for the issuance of any shares available under the plan in the form of restricted stock, restricted stock units, performance awards and other types of stock-based awards, in addition to the granting of options, warrants or stock appreciation rights.

(3)	Director deferred compensation program stock units under the 1999 Stock Incentive Plan.

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

The information required by this Item is incorporated by reference to the information under “Policy and Procedures Regarding Transactions with Related Persons,” “Election of Directors” and “Meetings and Committees of the Board of Directors” in the Company’s definitive Proxy Statement for the 2018 Annual Meeting.

Item 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the information under “Ratification of Independent Registered Public Accounting Firm – Fees” and “Ratification of Independent Registered Public Accounting Firm – Pre-Approval of Audit/Non-Audit Services Policy” in the Company’s definitive Proxy Statement for the 2018 Annual Meeting.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	List of documents filed as part of this report:

1.	Financial Statements

2.	Financial Statement Schedules

SCHEDULE 1 - Condensed financial information of registrant
Otter Tail Corporation (PARENT COMPANY)
Condensed Balance Sheets, December 31
(in thousands)	2017	2016
Assets
Current Assets
Cash and Cash Equivalents	$16,371	$6,218
Accounts Receivable	--	12
Accounts Receivable from Subsidiaries	2,098	1,706
Interest Receivable from Subsidiaries	117	141
Income Taxes Receivable	--	662
Notes Receivable from Subsidiaries	1,752	1,671
Other	1,130	936
Total Current Assets	21,468	11,346
Investments in Subsidiaries	724,613	692,723
Notes Receivable from Subsidiaries	79,611	79,843
Deferred Income Taxes	27,923	35,387
Other Assets	31,559	29,079
Total Assets	$885,174	$848,378

Liabilities and Equity

Current Liabilities
Short-Term Debt	$--	$--
Current Maturities of Long-Term Debt	186	231
Accounts Payable to Subsidiaries	6	5,958
Notes Payable to Subsidiaries	61,908	38,519
Other	7,799	5,838
Total Current Liabilities	69,899	50,546

Other Noncurrent Liabilities	38,319	32,556
Commitments and Contingencies
Capitalization
Long-Term Debt, Net of Current Maturities	80,064	95,172
Common Shareholder Equity	696,892	670,104
Total Capitalization	776,956	765,276
Total Liabilities and Equity	$885,174	$848,378
See accompanying notes to condensed financial statements.

Otter Tail Corporation (PARENT COMPANY)
Condensed Statements of Income--For the Years Ended December 31
(in thousands)	2017	2016	2015

Operating Loss
Revenue	$--	$--	$--
Operating Expenses	8,353	9,689	10,188
Operating Loss	(8,353)	(9,689)	(10,188)

Other Income (Expense)
Equity Income in Earnings of Subsidiaries	82,715	67,047	66,067
Interest Charges	(4,270)	(6,817)	(6,786)
Interest Charges to Subsidiaries	(244)	(173)	(193)
Interest Income from Subsidiaries	2,848	4,897	4,786
Other Income	1,054	1,621	421
Total Other Income	82,103	66,575	64,295

Income Before Income Taxes	73,750	56,886	54,107
Income Tax Expense (Benefit)	1,311	(5,435)	(5,238)
Net Income	$72,439	$62,321	$59,345
See accompanying notes to condensed financial statements.

Otter Tail Corporation (PARENT COMPANY)
Condensed Statements of Cash Flows--For the Years Ended December 31
(in thousands)	2017	2016	2015
Cash Flows from Operating Activities
Net Cash Provided by Operating Activities	$50,205	$83,296	$53,958

Cash Flows from Investing Activities
Return of Capital (Investment in Subsidiaries)	--	9,912	(88,079)
Debt Repaid by (Issued to) Subsidiaries	151	(3,309)	(12,592)
Cash (Used in) Provided by Investing Activities	(121)	106	(11)
Net Cash Provided by (Used in) Investing Activities	30	6,709	(100,682)

Cash Flows from Financing Activities
Change in Checks Written in Excess of Cash	--	(428)	213
Net Short-Term (Repayments) Borrowings	--	(59,666)	48,812
Borrowings from (Repayments to) Subsidiaries	23,389	(60,948)	32,249
Proceeds from Issuance of Common Stock	4,349	44,435	14,233
Common Stock Issuance Expenses	--	(562)	(451)
Payments for Retirement of Capital Stock	(1,799)	(104)	(1,596)
Proceeds from the Issuance of Long-Term Debt	--	130,000	--
Short-Term and Long-Term Debt Issuance Expenses	(158)	(723)	(312)
Payments for Retirement of Long-Term Debt	(15,231)	(87,547)	(201)
Dividends Paid and Other Distributions	(50,632)	(48,244)	(46,223)
Net Cash (Used in) Provided by Financing Activities	(40,082)	(83,787)	46,724
Net Change in Cash and Cash Equivalents	10,153	6,218	--
Cash and Cash Equivalents at Beginning of Period	6,218	--	--
Cash and Cash Equivalents at End of Period	$16,371	$6,218	$--
See accompanying notes to condensed financial statements.

Otter Tail Corporation (Parent Company)

Notes to Condensed Financial Statements

For the years ended December 31, 2017, 2016 and 2015

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

Otter Tail Corporation’s investments in subsidiaries are presented under the equity method of accounting. Under this method, the assets and liabilities of subsidiaries are not consolidated. The investments in net assets of the subsidiaries are recorded in the balance sheets. The income from operations of the subsidiaries is reported on a net basis as equity income in earnings of subsidiaries.

Related Party Transactions

As of December 31, 2017: (in thousands)	Accounts Receivable	Interest Receivable	Current Notes Receivable	Long-Term Notes Receivable	Accounts Payable	Current Notes Payable
Otter Tail Power Company	$2,067	$--	$--	$--	$6	$--
Vinyltech Corporation	2	17	--	11,500	--	20,603
Northern Pipe Products, Inc.	4	8	--	5,711	--	8,186
BTD Manufacturing, Inc.	--	77	--	52,000	--	7,260
Wind Tower Business	--	--	1,461	--	--	--
Dock and Boatlift Business	--	--	291	--	--	--
T.O. Plastics, Inc.	--	15	--	10,400	--	13,446
Varistar Corporation	--	--	--	--	--	12,413
Otter Tail Assurance Limited	25	--	--	--	--	--
	$2,098	$117	$1,752	$79,611	$6	$61,908

As of December 31, 2016: (in thousands)	Accounts Receivable	Interest Receivable	Current Notes Receivable	Long-Term Notes Receivable	Accounts Payable	Current Notes Payable
Otter Tail Power Company	$1,572	$--	$--	$--	$10	$--
Vinyltech Corporation	3	20	--	11,500	--	15,951
Northern Pipe Products, Inc.	--	10	--	5,943	--	6,560
BTD Manufacturing, Inc.	--	92	--	52,000	--	2,342
Wind Tower Business	--	--	1,441	--	--	--
Dock and Boatlift Business	--	--	230	--	--	--
T.O. Plastics, Inc.	--	19	--	10,400	--	12,378
Varistar Corporation	60	--	--	--	5,948	1,288
Otter Tail Assurance Limited	71	--	--	--	--	--
	$1,706	$141	$1,671	$79,843	$5,958	$38,519

Dividends

Dividends paid to Otter Tail Corporation (the Parent) from its subsidiaries were as follows:

(in thousands)	2017	2016	2015
Cash Dividends Paid to Parent by Subsidiaries	$50,571	$77,779	$46,188

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

2-B	10-K/A for year ended 12/31/16	2-B

—Asset Purchase Agreement, dated as of November 16, 2016, among Otter Tail Power Company, EDF Renewable Development, Inc., Power Partners Midwest, LLC, EDF-RE US Development, LLC and Merricourt Power Partners, LLC.**/***

2-C	10-K/A for year ended 12/31/16	2-C	—Turnkey Engineering, Procurement and Construction Services Agreement, dated as of November 16, 2016, between Otter Tail Power Company and EDF-RE US Development, LLC.**/***
3-A	8-K filed 7/1/09	3.1	—Restated Articles of Incorporation.
3-B	8-K filed 7/1/09	3.2	—Restated Bylaws.
4-A	8-K filed 8/23/07	4.1	—Note Purchase Agreement, dated as of August 20, 2007.
4-A-1	8-K filed 12/20/07	4.3	—First Amendment, dated as of December 14, 2007, to Note Purchase Agreement, dated as of August 20, 2007.
4-A-2	8-K filed 9/15/08	4.1	—Second Amendment, dated as of September 11, 2008, to Note Purchase Agreement, dated as of August 20, 2007.
4-A-3	8-K filed 7/1/09	4.2	—Third Amendment, dated as of June 26, 2009, to Note Purchase Agreement dated as of August 20, 2007.
4-B	8-K filed 11/2/12	4.1

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

4-B-5	8-K filed 11/2/17	4.1

—Fifth Amendment to Third Amended and Restated Credit Agreement, dated as of October 31, 2017, among Otter Tail Corporation, U.S. Bank National Association, as Administrative Agent and as a Bank, Bank of America, N.A. and JPMorgan Chase Bank, N.A., each as a Co-Syndication Agent and as a Bank, KeyBank National Association, as Documentation Agent and as a Bank, and Bank of the West as a Bank.

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

	Previously Filed
	File No.	As Exhibit No.
4-C-5	8-K filed 11/2/17	4.2

— Fifth Amendment to Second Amended and Restated Credit Agreement, dated as of October 31, 2017, among Otter Tail Power Company, U.S. Bank National Association, as Administrative Agent and as a Bank, Bank of America, N.A. and JPMorgan Chase Bank, N.A., each as a Co-Syndication Agent and as a Bank, KeyBank National Association, as Documentation Agent and as a Bank, CoBank, ACB, as a Co-Documentation Agent and as a Bank, and Wells Fargo Bank, National Association as a Bank.

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

4-G	8-K filed 9/27/16	4.1	—Note Purchase Agreement dated as of September 23, 2016 between Otter Tail Corporation and the Purchasers named therein.
4-H	8-K filed 11/16/17	4.1	—Note Purchase Agreement dated as of November 14, 2017 between Otter Tail Power Company and the Purchasers named therein.
10-A	10-K for year ended 12/31/89	10-F	—Agreement for Sharing Ownership of Generating Plant by and between the Company, Montana-Dakota Utilities Co., and Northwestern Public Service Company (dated as of January 7, 1970).
10-A-1	10-K for year ended 12/31/89	10-F-1	—Letter of Intent for purchase of share of Big Stone Plant from Northwestern Public Service Company (dated as of May 8, 1984).
10-A-2	10-K for year ended 12/31/91	10-F-2	—Supplemental Agreement No. 1 to Agreement for Sharing Ownership of Big Stone Plant (dated as of July 1, 1983).
10-A-3	10-K for year ended 12/31/91	10-F-3	—Supplemental Agreement No. 2 to Agreement for Sharing Ownership of Big Stone Plant (dated as of March 1, 1985).
10-A-4	10-K for year ended 12/31/91	10-F-4	—Supplemental Agreement No. 3 to Agreement for Sharing Ownership of Big Stone Plant (dated as of March 31, 1986).
10-A-5	10-Q for quarter ended 9/30/03	10.1	—Supplemental Agreement No. 4 to Agreement for Sharing Ownership of Big Stone Plant (dated as of April 24, 2003).
10-A-6	10-K for year ended 12/31/92	10-F-5	—Amendment I to Letter of Intent dated May 8, 1984, for purchase of share of Big Stone Plant.
10-B	10-Q for quarter ended 6/30/15	10.3

—Big Stone South–Ellendale Project Ownership Agreement dated as of June 12, 2015 between Otter Tail Power Company, a wholly owned subsidiary of Otter Tail Corporation, and Montana-Dakota Utilities Co., a division of MDU Resources Group, Inc.**

10-C	2-61043	5-H

—Agreement for Sharing Ownership of Coyote Station Generating Unit No. 1 by and between the Company, Minnkota Power Cooperative, Inc., Montana-Dakota Utilities Co., Northwestern Public Service Company and Minnesota Power & Light Company (dated as of July 1, 1977).

10-C-1	10-K for year ended 12/31/89	10-H-1	—Supplemental Agreement No. One, dated as of November 30, 1978, to Agreement for Sharing Ownership of Coyote Generating Unit No. 1.
10-C-2	10-K for year ended 12/31/89	10-H-2	—Supplemental Agreement No. Two, dated as of March 1, 1981, to Agreement for Sharing Ownership of Coyote Generating Unit No. 1 and Amendment No. 2 dated March 1, 1981, to Coyote Plant Coal Agreement.

	Previously Filed
	File No.	As Exhibit No.
10-C-3	10-K for year ended 12/31/89	10-H-3	—Amendment, dated as of July 29, 1983, to Agreement for Sharing Ownership of Coyote Generating Unit No. 1.
10-C-4	10-K for year ended 12/31/92	10-H-4

—Agreement, dated as of September 5, 1985, containing Amendment No. 3 to Agreement for Sharing Ownership of Coyote Generating Unit No. 1, dated as of July 1, 1977, and Amendment No. 5 to Coyote Plant Coal Agreement, dated as of January 1, 1978.

10-C-5	10-Q for quarter ended 9/30/01	10-A	—Amendment, dated as of June 14, 2001, to Agreement for Sharing Ownership of Coyote Generating Unit No. 1.
10-C-6	10-Q for quarter ended 9/30/03	10.2	—Amendment, dated as of April 24, 2003, to Agreement for Sharing Ownership of Coyote Generating Unit No. 1.
10-D	10-K for year ended 12/31/12	10-J

—Lignite Sales Agreement between Coyote Creek Mining Company, L.L.C. and Otter Tail Power Company, Northern Municipal Power Agency, Montana-Dakota Utilities Co., Northwestern Corporation, dated as of October 10, 2012.**

10-D-1	8-K filed 1/31/14	10.1

—First Amendment to Lignite Sales Agreement dated as of January 30, 2014 among Otter Tail Power Company, Northern Municipal Power Agency, Montana-Dakota Utilities Co., a division of MDU Resources Group, Inc., NorthWestern Corporation and Coyote Creek Mining Company, L.L.C.

10-D-2	8-K filed 3/18/15	10.1

—Second Amendment to Lignite Sales Agreement dated as of March 16, 2015 among Otter Tail Power Company, Northern Municipal Power Agency, Montana-Dakota Utilities Co., a division of MDU Resources Group, Inc., NorthWestern Corporation and Coyote Creek Mining Company, L.L.C.

10-E	10-Q/A for quarter ended 6/30/13	10.1	—Wind Energy Purchase Agreement dated May 9, 2013 between Otter Tail Power Company and Ashtabula Wind III, LLC.**
10-F-1	10-K for year ended 12/31/02	10-N-1	—Deferred Compensation Plan for Directors, as amended.*
10-F-1a	10-K for year ended 12/31/10	10-N-1A	—First Amendment of Deferred Compensation Plan for Directors (2003 Restatement), as amended.*
10-F-1b	8-K filed 4/17/14	10.5	—Second Amendment of Deferred Compensation Plan for Directors (2003 Restatement), as amended.*
10-F-2	8-K filed 2/04/05	10.1	—Executive Survivor and Supplemental Retirement Plan (2005 Restatement).*
10-F-2a	10-K for year ended 12/31/06	10-N-2a	—First Amendment of Executive Survivor and Supplemental Retirement Plan (2005 Restatement).*
10-F-2b	10-K for year ended 12/31/10	10-N-2B	—Second Amendment of Executive Survivor and Supplemental Retirement Plan (2005 Restatement).*
10-F-3	10-Q for quarter ended 9/30/11	10.1	—Nonqualified Retirement Plan (2011 Restatement).*
10-F-4	10-Q for quarter ended 9/30/16	10.1	—1999 Employee Stock Purchase Plan, As Amended (2016).
10-F-5	8-K filed 4/13/06	10.4	—1999 Stock Incentive Plan, As Amended (2006).*
10-F-6	8-K filed 4/13/06	10.1	—Form of Restricted Stock Award Agreement for Directors.*
10-F-7	10-K for year ended 12/31/13	10-O-12	—2014 Executive Annual Incentive Plan.*
10-F-8	333-195337	4.1	—Otter Tail Corporation 2014 Stock Incentive Plan.*
10-F-9	8-K filed 4/17/14	10.1	—Form of 2014 Performance Award Agreement.*

	Previously Filed
	File No.	As Exhibit No.
10-F-10	8-K filed 4/17/14	10.2	—Form of 2014 Restricted Stock Award Agreement for Executive Officers.*
10-F-11	8-K filed 4/17/14	10.3	—Form of 2014 Restricted Stock Award Agreement for Directors.*
10-F-12	10-K for year ended 12/31/16	10-J-14	—Summary of Non-Employee Director Compensation (2016).*
10-F-13	8-K filed 2/11/15	10.1	—Form of 2015 Performance Award Agreement (Executives).*
10-F-14	8-K filed 2/11/15	10.2	—Form of 2015 Performance Award Agreement (Legacy).*
10-F-15	8-K filed 2/11/15	10.3	—Form of 2015 Restricted Stock Unit Award Agreement (Executives).*
10-F-16	8-K filed 2/11/15	10.4	—Form of 2015 Restricted Stock Unit Award Agreement (Legacy).*
10-F-17	8-K filed 4/15/15	10.2	—Form of 2015 Restricted Stock Award Agreement for Directors.*
10-F-18	8-K filed 2/11/15	10.5	—Otter Tail Corporation Executive Restoration Plus Plan, as Amended and Restated.*
10-F-18a			—First Amendment of Otter Tail Corporation Executive Restoration Plus Plan*
10-F-19			—Summary of Non-Employee Director Compensation (2018).*
10-G	8-K filed 5/11/15	1.1	—Distribution Agreement dated May 11, 2015, between Otter Tail Corporation and J.P. Morgan Securities LLC.
10-H-1	10-K for year ended 12/31/12	10-O-1	—Executive Employment Agreement, Kevin Moug.*
10-H-2	10-K for year ended 12/31/12	10-O-2	—Executive Employment Agreement, George Koeck.*
10-I-1	10-K for year ended 12/31/10	10-Q-3	—Change in Control Severance Agreement, Kevin G. Moug.*
10-I-2	10-K for year ended 12/31/10	10-Q-4	—Change in Control Severance Agreement, George Koeck.*
10-I-3	10-K for year ended 12/31/11	10-Q-5	—Change in Control Severance Agreement, Chuck MacFarlane.*
10-I-4	10-Q for quarter ended 9/30/14	10.3	—Change in Control Severance Agreement, Timothy Rogelstad.*
10-I-5	10-Q for quarter ended 9/30/14	10.6	—Change in Control Severance Agreement, Paul Knutson.*
10-I-6	10-K for year ended 12/31/15	10-R-6	—Change in Control Severance Agreement, John Abbott.*
10-I-7			—Change in Control Severance Agreement, Jennifer Smestad.*
10-J			—Otter Tail Corporation Executive Severance Plan.*
12.1			—Calculation of Ratios of Earnings to Fixed Charges and Preferred Dividends.
21-A			—Subsidiaries of Registrant.
23-A			—Consent of Deloitte & Touche LLP.
24-A			—Power of Attorney.
31.1			—Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2			—Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1			—Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Previously Filed
	File No.	As Exhibit No.
32.2			—Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

—Financial statements from the Annual Report on Form 10-K of Otter Tail Corporation for the year ended December 31, 2017, formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Common Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, (vi) the Consolidated Statements of Capitalization, (vii) the Notes to Consolidated Financial Statements and (viii) Schedule I.

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

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OTTER TAIL CORPORATION

By     /s/ Kevin G. Moug

Kevin G. Moug

Chief Financial Officer and Senior Vice President

(authorized officer and principal financial officer)

Dated: February 20, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature and Title

Charles S. MacFarlane	)
President and Chief Executive Officer	)
(principal executive officer) and Director	)
)
Kevin G. Moug	)
Chief Financial Officer and Senior Vice President	)
(principal financial and accounting officer))
	)	By /s/ Charles S. MacFarlane
Nathan I. Partain	)	Charles S. MacFarlane
Chairman of the Board and Director	)	Pro Se and Attorney-in-Fact
	)	Dated February 20, 2018
Karen M. Bohn, Director	)
)
John D. Erickson, Director	)
)
Steven L. Fritze, Director	)
)
Kathryn O. Johnson, Director	)
)
Timothy J. O’Keefe, Director	)
)
Joyce Nelson Schuette, Director	)
)
James B. Stake, Director	)