Form 10-K/A
period 2017-12-31
Otter Tail Corp
filed 2018-02-22
CIK 1466593

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

Documents Incorporated by Reference:

No documents are incorporated by reference into this Amendment No. 1 on Form 10-K/A. Certain information required by Part III of the Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on February 20, 2018, has been incorporated by reference from the Proxy Statement for the 2018 Annual Meeting.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends Otter Tail Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017, which was originally filed with the Securities and Exchange Commission (the “Commission”) on February 20, 2018 (the “Original Filing”). Otter Tail Corporation is filing this Amendment for the sole purpose of inserting the conformed signature of our independent registered public accounting firm on their Report of Independent Registered Public Accounting Firm with respect to the audited financial statements included in the Original Filing which was inadvertently omitted. Accordingly, Item 8 of Part II of the Original Filing is being amended hereby solely to reflect this conformed signature. In addition, as required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are included herein as exhibits to this Amendment. Accordingly, Item 15 of Part IV of the Original Filing is being amended hereby solely to reflect the filing of these new exhibits.

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

/s/ Deloitte & Touche LLP

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

10-E	10-Q/A for quarter ended 6/30/13	10.1	—Wind Energy Purchase Agreement dated May 9, 2013 between Otter Tail Power Company and Ashtabula Wind III, LLC.**
10-F-1	10-K for year ended 12/31/02	10-N-1	—Deferred Compensation Plan for Directors, as amended.*
10-F-1a	10-K for year ended 12/31/10	10-N-1A	—First Amendment of Deferred Compensation Plan for Directors (2003 Restatement), as amended.*
10-F-1b	8-K filed 4/17/14	10.5	—Second Amendment of Deferred Compensation Plan for Directors (2003 Restatement), as amended.*
10-F-2	8-K filed 2/04/05	10.1	—Executive Survivor and Supplemental Retirement Plan (2005 Restatement).*
10-F-2a	10-K for year ended 12/31/06	10-N-2a	—First Amendment of Executive Survivor and Supplemental Retirement Plan (2005 Restatement).*
10-F-2b	10-K for year ended 12/31/10	10-N-2B	—Second Amendment of Executive Survivor and Supplemental Retirement Plan (2005 Restatement).*
10-F-3	10-Q for quarter ended 9/30/11	10.1	—Nonqualified Retirement Plan (2011 Restatement).*
10-F-4	10-Q for quarter ended 9/30/16	10.1	—1999 Employee Stock Purchase Plan, As Amended (2016).
10-F-5	8-K filed 4/13/06	10.4	—1999 Stock Incentive Plan, As Amended (2006).*
10-F-6	8-K filed 4/13/06	10.1	—Form of Restricted Stock Award Agreement for Directors.*
10-F-7	10-K for year ended 12/31/13	10-O-12	—2014 Executive Annual Incentive Plan.*
10-F-8	333-195337	4.1	—Otter Tail Corporation 2014 Stock Incentive Plan.*
10-F-9	8-K filed 4/17/14	10.1	—Form of 2014 Performance Award Agreement.*

	Previously Filed
	File No.	As Exhibit No.
10-F-10	8-K filed 4/17/14	10.2	—Form of 2014 Restricted Stock Award Agreement for Executive Officers.*
10-F-11	8-K filed 4/17/14	10.3	—Form of 2014 Restricted Stock Award Agreement for Directors.*
10-F-12	10-K for year ended 12/31/16	10-J-14	—Summary of Non-Employee Director Compensation (2016).*
10-F-13	8-K filed 2/11/15	10.1	—Form of 2015 Performance Award Agreement (Executives).*
10-F-14	8-K filed 2/11/15	10.2	—Form of 2015 Performance Award Agreement (Legacy).*
10-F-15	8-K filed 2/11/15	10.3	—Form of 2015 Restricted Stock Unit Award Agreement (Executives).*
10-F-16	8-K filed 2/11/15	10.4	—Form of 2015 Restricted Stock Unit Award Agreement (Legacy).*
10-F-17	8-K filed 4/15/15	10.2	—Form of 2015 Restricted Stock Award Agreement for Directors.*
10-F-18	8-K filed 2/11/15	10.5	—Otter Tail Corporation Executive Restoration Plus Plan, as Amended and Restated.*
10-F-18a	10-K for year ended 12/31/17	10-F-18a	—First Amendment of Otter Tail Corporation Executive Restoration Plus Plan*
10-F-19	10-K for year ended 12/31/17	10-F-19	—Summary of Non-Employee Director Compensation (2018).*
10-G	8-K filed 5/11/15	1.1	—Distribution Agreement dated May 11, 2015, between Otter Tail Corporation and J.P. Morgan Securities LLC.
10-H-1	10-K for year ended 12/31/12	10-O-1	—Executive Employment Agreement, Kevin Moug.*
10-H-2	10-K for year ended 12/31/12	10-O-2	—Executive Employment Agreement, George Koeck.*
10-I-1	10-K for year ended 12/31/10	10-Q-3	—Change in Control Severance Agreement, Kevin G. Moug.*
10-I-2	10-K for year ended 12/31/10	10-Q-4	—Change in Control Severance Agreement, George Koeck.*
10-I-3	10-K for year ended 12/31/11	10-Q-5	—Change in Control Severance Agreement, Chuck MacFarlane.*
10-I-4	10-Q for quarter ended 9/30/14	10.3	—Change in Control Severance Agreement, Timothy Rogelstad.*
10-I-5	10-Q for quarter ended 9/30/14	10.6	—Change in Control Severance Agreement, Paul Knutson.*
10-I-6	10-K for year ended 12/31/15	10-R-6	—Change in Control Severance Agreement, John Abbott.*
10-I-7	10-K for year ended 12/31/17	10-I-7	—Change in Control Severance Agreement, Jennifer Smestad.*
10-J	10-K for year ended 12/31/17	10-J	—Otter Tail Corporation Executive Severance Plan.*
12.1	10-K for year ended 12/31/17	12.1	—Calculation of Ratios of Earnings to Fixed Charges and Preferred Dividends.
21-A	10-K for year ended 12/31/17	21-A	—Subsidiaries of Registrant.
23-A	10-K for year ended 12/31/17	23-A	—Consent of Deloitte & Touche LLP.
24-A	10-K for year ended 12/31/17	24-A	—Power of Attorney.

Previously Filed
	File No.	As Exhibit No.
31.1			—Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2			—Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1			—Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2			—Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	10-K for year ended 12/31/17	101

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

Dated: February 22, 2018