Form 10-Q
period 2018-06-30
Otter Tail Corp
filed 2018-08-09
CIK 1466593

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	June 30, 2018

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission file number	0-53713

OTTER TAIL CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota	27-0383995
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

215 South Cascade Street, Box 496, Fergus Falls, Minnesota	56538-0496
(Address of principal executive offices)	(Zip Code)

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

Yes ☐    No ☑

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:

July 31, 2018 – 39,664,883 Common Shares ($5 par value)

OTTER TAIL CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Otter Tail Corporation
Consolidated Balance Sheets
(not audited)

(in thousands)	June 30, 2018	December 31, 2017

Assets

Current Assets
Cash and Cash Equivalents	$1,036	$16,216
Accounts Receivable:
Trade—Net	91,780	68,466
Other	10,224	7,761
Inventories	90,435	88,034
Unbilled Receivables	18,278	22,427
Income Taxes Receivable	--	1,181
Regulatory Assets	17,914	22,551
Other	9,574	12,491
Total Current Assets	239,241	239,127

Investments	8,649	8,629
Other Assets	36,519	36,006
Goodwill	37,572	37,572
Other Intangibles—Net	13,075	13,765
Regulatory Assets	123,631	129,576

Plant
Electric Plant in Service	1,993,738	1,981,018
Nonelectric Operations	223,323	216,937
Construction Work in Progress	168,372	141,067
Total Gross Plant	2,385,433	2,339,022
Less Accumulated Depreciation and Amortization	832,873	799,419
Net Plant	1,552,560	1,539,603

Total Assets	$2,011,247	$2,004,278

See accompanying condensed notes to consolidated financial statements.

Otter Tail Corporation
Consolidated Balance Sheets
(not audited)

(in thousands, except share data)	June 30, 2018	December 31, 2017

Liabilities and Equity

Current Liabilities
Short-Term Debt	$20,977	$112,371
Current Maturities of Long-Term Debt	167	186
Accounts Payable	95,082	84,185
Accrued Salaries and Wages	18,460	21,534
Accrued Federal and State Income Taxes	673	--
Other Accrued Taxes	10,963	16,808
Regulatory Liabilities	7,248	9,688
Other Accrued Liabilities	12,665	11,389
Liabilities of Discontinued Operations	--	492
Total Current Liabilities	166,235	256,653

Pensions Benefit Liability	89,424	109,708
Other Postretirement Benefits Liability	70,203	69,774
Other Noncurrent Liabilities	25,060	22,769

Commitments and Contingencies (note 8)

Deferred Credits
Deferred Income Taxes	104,382	100,501
Deferred Tax Credits	20,676	21,379
Regulatory Liabilities	228,163	232,893
Other	2,563	3,329
Total Deferred Credits	355,784	358,102

Capitalization
Long-Term Debt—Net	589,960	490,380

Cumulative Preferred Shares – Authorized 1,500,000 Shares Without Par Value; Outstanding – None	--	--

Cumulative Preference Shares – Authorized 1,000,000 Shares Without Par Value; Outstanding – None	--	--

Common Shares, Par Value $5 Per Share—Authorized, 50,000,000 Shares; Outstanding, 2018—39,651,436 Shares; 2017—39,557,491 Shares	198,257	197,787
Premium on Common Shares	342,690	343,450
Retained Earnings	179,605	161,286
Accumulated Other Comprehensive Loss	(5,971)	(5,631)
Total Common Equity	714,581	696,892
Total Capitalization	1,304,541	1,187,272
Total Liabilities and Equity	$2,011,247	$2,004,278

See accompanying condensed notes to consolidated financial statements.

Otter Tail Corporation
Consolidated Statements of Income
(not audited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per-share amounts)	2018	2017	2018	2017
Operating Revenues
Electric:
Revenues from Contracts with Customers	$105,284	$102,655	$229,109	$222,437
Changes in Accrued Revenues under Alternative Revenue Programs	(1,565)	(424)	(2,440)	(1,663)
Total Electric Revenues	103,719	102,231	226,669	220,774
Product Sales under Contracts with Customers	122,629	109,855	240,945	205,429
Total Operating Revenues	226,348	212,086	467,614	426,203

Operating Expenses
Production Fuel – Electric	15,888	12,477	34,594	28,859
Purchased Power – Electric	14,402	16,376	35,995	35,564
Electric Operation and Maintenance Expenses	37,741	36,748	77,216	74,025
Cost of Products Sold (depreciation included below)	93,545	84,013	182,330	159,290
Other Nonelectric Expenses	12,649	9,859	25,143	19,994
Depreciation and Amortization	18,745	17,908	37,508	35,762
Property Taxes – Electric	3,273	3,709	7,108	7,507
Total Operating Expenses	196,243	181,090	399,894	361,001
Operating Income	30,105	30,996	67,720	65,202

Interest Charges	7,676	7,527	15,048	14,989
Nonservice Cost Components of Postretirement Benefits	1,386	1,407	2,803	2,812
Other Income	707	552	1,890	1,105
Income Before Income Taxes – Continuing Operations	21,750	22,614	51,759	48,506
Income Tax Expense – Continuing Operations	3,054	5,897	6,848	12,260
Net Income from Continuing Operations	18,696	16,717	44,911	36,246
Discontinued Operations
Income – net of Income Tax Expense of $0, $40, $0 and $78 for the respective periods	--	61	--	117
Net Income	18,696	16,778	44,911	36,363

Average Number of Common Shares Outstanding – Basic	39,605,717	39,462,865	39,578,296	39,406,834
Average Number of Common Shares Outstanding – Diluted	39,879,069	39,702,499	39,871,376	39,671,612

Basic Earnings Per Common Share:
Continuing Operations	$0.47	$0.43	$1.13	$0.92
Discontinued Operations	--	--	--	--
	$0.47	$0.43	$1.13	$0.92
Diluted Earnings Per Common Share:
Continuing Operations	$0.47	$0.42	$1.13	$0.92
Discontinued Operations	--	--	--	--
	$0.47	$0.42	$1.13	$0.92

Dividends Declared Per Common Share	$0.335	$0.320	$0.670	$0.640

See accompanying condensed notes to consolidated financial statements.

Otter Tail Corporation
Consolidated Statements of Comprehensive Income
(not audited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017

Net Income	$18,696	$16,778	$44,911	$36,363
Other Comprehensive Income (Loss):
Unrealized (Loss) Gain on Available-for-Sale Securities:
Reversal of Previously Recognized Gains Realized on Sale of Investments and Included in Other Income During Period	--	(1)	(110)	(1)
Unrealized (Losses) Gains Arising During Period	(13)	21	(79)	38
Income Tax Benefit (Expense)	3	(7)	40	(13)
Change in Unrealized Gains on Available-for-Sale Securities – net-of-tax	(10)	13	(149)	24
Pension and Postretirement Benefit Plans:
Amortization of Unrecognized Postretirement Benefit Losses and Costs (note 10)	233	159	460	316
Income Tax Expense	(61)	(63)	(120)	(126)
Adjustment to Income Tax Expense Related to 2017 Tax Cuts and Jobs Act	--	--	(531)	--
Pension and Postretirement Benefit Plans – net-of-tax	172	96	(191)	190
Total Other Comprehensive Income (Loss)	162	109	(340)	214
Total Comprehensive Income	$18,858	$16,887	$44,571	$36,577

See accompanying condensed notes to consolidated financial statements.

Otter Tail Corporation
Consolidated Statements of Cash Flows
(not audited)

	Six Months Ended June 30,
(in thousands)	2018	2017

Cash Flows from Operating Activities
Net Income	$44,911	$36,363
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Net Income from Discontinued Operations	--	(117)
Depreciation and Amortization	37,508	35,762
Deferred Tax Credits	(703)	(734)
Deferred Income Taxes	2,076	8,666
Change in Deferred Debits and Other Assets	10,309	8,075
Discretionary Contribution to Pension Plan	(20,000)	--
Change in Noncurrent Liabilities and Deferred Credits	(759)	(695)
Allowance for Equity/Other Funds Used During Construction	(1,060)	(401)
Stock Compensation Expense—Equity Awards	2,253	1,920
Other—Net	(193)	39
Cash (Used for) Provided by Current Assets and Current Liabilities:
Change in Receivables	(25,677)	(12,832)
Change in Inventories	(2,401)	(3,527)
Change in Other Current Assets	2,428	2,095
Change in Payables and Other Current Liabilities	1,433	(5,878)
Change in Interest and Income Taxes Receivable/Payable	3,470	590
Net Cash Provided by Continuing Operations	53,595	69,326
Net Cash Used in Discontinued Operations	(200)	(54)
Net Cash Provided by Operating Activities	53,395	69,272

Cash Flows from Investing Activities
Capital Expenditures	(49,094)	(56,354)
Net Proceeds from Disposal of Noncurrent Assets	1,477	2,167
Cash Used for Investments and Other Assets	(2,102)	(2,431)
Net Cash Used in Investing Activities	(49,719)	(56,618)

Cash Flows from Financing Activities
Change in Checks Written in Excess of Cash	2,236	1,043
Net Short-Term (Repayments) Borrowings	(91,394)	15,234
Proceeds from Issuance of Common Stock	--	4,266
Common Stock Issuance Expenses	(108)	--
Payments for Retirement of Capital Stock	(2,450)	(1,799)
Proceeds from Issuance of Long-Term Debt	100,000	--
Short-Term and Long-Term Debt Issuance Expenses	(441)	--
Payments for Retirement of Long-Term Debt	(107)	(6,114)
Dividends Paid	(26,592)	(25,284)
Net Cash Used in Financing Activities	(18,856)	(12,654)
Net Change in Cash and Cash Equivalents	(15,180)	--
Cash and Cash Equivalents at Beginning of Period	16,216	--
Cash and Cash Equivalents at End of Period	$1,036	$--

See accompanying condensed notes to consolidated financial statements.

OTTER TAIL CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(not audited)

In the opinion of management, Otter Tail Corporation (the Company) has included all adjustments (including normal recurring accruals) necessary for a fair presentation of the consolidated financial statements for the periods presented. The consolidated financial statements and condensed notes thereto should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Because of seasonal and other factors, the earnings for the three- and six-month periods ended June 30, 2018 should not be taken as an indication of earnings for all or any part of the balance of the year.

The following condensed notes are numbered to correspond to numbers of the notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

1. Summary of Significant Accounting Policies

Revenue Recognition

In May 2014 the Financial Accounting Standards Board (FASB) issued a major update to the Accounting Standards Codification (ASC), Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASC 606). The Company adopted the updates in ASC 606 effective January 1, 2018 on a modified retrospective basis but did not record a cumulative effect adjustment to retained earnings on application of the updates because the adoption of the updates in ASC 606 had no material impact on the timing of revenue recognition for the Company or its subsidiaries. ASC 606 is a comprehensive, principles-based accounting standard which amended previous revenue recognition guidance with the objective of improving revenue recognition requirements by providing a single comprehensive model to determine the measurement of revenue and the timing of revenue recognition. ASC 606 requires expanded disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.

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

In addition to recognizing revenue from contracts with customers under ASC 606, the Company also records adjustments to Electric segment revenues for amounts subject to future collection under alternative revenue programs (ARPs) as defined in ASC Topic 980, Regulated Operations (ASC 980). The ARP revenue adjustments are recorded on the basis of recoverable costs incurred and returns earned under rate riders on a separate line on the face of the Company’s consolidated statements of income as they do not meet the criteria to be classified as revenue from contracts with customers.

Electric Segment Revenues—In the Electric segment, the Company recognizes revenue in two categories: (1) revenues from contracts with customers and (2) adjustments to revenues for amounts collectible under ARPs.

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

ARPs provide for adjustments to rates outside of a general rate case proceeding, usually as a surcharge applied to future billings typically through the use of rate riders subject to periodic adjustments, to encourage or incentivize investments in certain areas such as conservation, renewable energy, pollution reduction or control, improved infrastructure of the transmission grid or other programs that provide benefits to the general public under public policy, laws or regulations. ARP riders generally provide for the recovery of specified costs and investments and include an incentive component to provide the regulated utility with a return on amounts invested. OTP has recovered costs and earned incentives or returns on investments subject to recovery under several ARP rate riders, including:

●	In Minnesota: Transmission Cost Recovery (TCR), Environmental Cost Recovery (ECR), Renewable Resource Adjustment (RRA) and Conservation Improvement Program (CIP) riders.
●	In North Dakota: TCR, ECR and RRA riders
●	In South Dakota: TCR, ECR and Energy Efficiency Plan (conservation) riders.

OTP accrues ARP revenue on the basis of costs incurred, investments made and returns on those investments that qualify for recovery through established riders. Amounts billed under riders in effect at the time of the billing are included in revenues from contracts with customers net of amounts billed that are subject to refund through future rider adjustments. Amounts accrued and subject to recovery through future rider rate updates and adjustments are reported as ARP revenue adjustments on a separate line in the revenue section of the Company’s consolidated statement of income. See table in note 3 for total revenues billed and accrued under ARP riders for the three- and six-month periods ended June 30, 2018 and 2017.

Manufacturing Segment Revenues—Companies in the Manufacturing segment, BTD Manufacturing, Inc. (BTD) and T.O. Plastics, Inc. (T.O. Plastics), earn revenue predominantly from the production and delivery of custom-made or standardized parts to customers across several industries. BTD also earns revenue from the production and sale of tools and dies to other manufacturers. For the production and delivery of standardized products and other products made to the customers specifications where the terms of the contract require transfer of the completed product, the operating company has met its performance obligation and recognizes revenue at the point in time when the product is shipped and adjusts the revenue for volume rebate variable pricing considerations the company expects the customer will earn and for applicable early payment discounts the company expects the customer will take. For revenue recognized on products when shipped, the operating companies have no further obligation to provide services related to such product. The shipping terms used in these instances are FOB shipping point.

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

See operating revenue table in note 2 for a disaggregation of the Company’s revenues by business segment for the three- and six-month periods ended June 30, 2018 and 2017.

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

The following tables present, for each of the hierarchy levels, the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017:

June 30, 2018 (in thousands)	Level 1	Level 2	Level 3
Assets:
Investments:
Equity Funds – Held by Captive Insurance Company	$1,233
Corporate Debt Securities – Held by Captive Insurance Company		$5,630
Government-Backed and Government-Sponsored Enterprises’ Debt Securities – Held by Captive Insurance Company		1,527
Other Assets:
Money Market and Mutual Funds – Nonqualified Retirement Savings Plan	945
Total Assets	$2,178	$7,157

December 31, 2017 (in thousands)	Level 1	Level 2	Level 3
Assets:
Investments:
Equity Funds – Held by Captive Insurance Company	$1,285
Corporate Debt Securities – Held by Captive Insurance Company		$5,373
Government-Backed and Government-Sponsored Enterprises’ Debt Securities – Held by Captive Insurance Company		1,787
Other Assets:
Money Market and Mutual Funds – Nonqualified Retirement Savings Plan	823
Total Assets	$2,108	$7,160

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

Coyote Station Lignite Supply Agreement – Variable Interest Entity

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

If the LSA terminates prior to the expiration of its term or the production period terminates prior to December 31, 2040 and the Coyote Station owners purchase all of the outstanding membership interests of CCMC as required by the LSA, the owners will satisfy, or (if permitted by CCMC’s applicable lender) assume, all of CCMC’s obligations owed to CCMC’s lenders under its loans and leases. The Coyote Station owners have limited rights to assign their rights and obligations under the LSA without the consent of CCMC’s lenders during any period in which CCMC’s obligations to its lenders remain outstanding. In the event the contract is terminated because regulations or legislation render the burning of coal cost prohibitive and the assets worthless, OTP’s maximum exposure to loss as a result of its involvement with CCMC as of June 30, 2018 could be as high as $55.7 million, OTP’s 35% share of unrecovered costs.

Inventories

Inventories, valued at the lower of cost or net realizable value, consist of the following:

	June 30,	December 31,
(in thousands)	2018	2017
Finished Goods	$27,140	$26,605
Work in Process	17,000	14,222
Raw Material, Fuel and Supplies	46,295	47,207
Total Inventories	$90,435	$88,034

Goodwill and Other Intangible Assets

An assessment of the carrying amounts of goodwill of the Company’s operating units as of December 31, 2017 indicated the fair values are substantially in excess of their respective book values and not impaired.

The following table indicates there were no changes to goodwill by business segment during the first six months of 2018:

(in thousands)	Gross Balance December 31, 2017	Accumulated Impairments	Balance (net of impairments) December 31, 2017	Adjustments to Goodwill in 2018	Balance (net of impairments) June 30, 2018
Manufacturing	$18,270	$--	$18,270	$--	$18,270
Plastics	19,302	--	19,302	--	19,302
Total	$37,572	$--	$37,572	$--	$37,572

Intangible assets with finite lives are amortized over their estimated useful lives and reviewed for impairment in accordance with requirements under ASC Topic 360-10-35, Property, Plant, and Equipment—Overall—Subsequent Measurement.

The following table summarizes the components of the Company’s intangible assets at June 30, 2018 and December 31, 2017:

June 30, 2018 (in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Amortization Periods (months)
Amortizable Intangible Assets:
Customer Relationships	$22,491	$9,560	$12,931	18	-	206
Covenant not to Compete	590	557	33		2
Other	154	43	111		26
Total	$23,235	$10,160	$13,075

December 31, 2017 (in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Amortization Periods (months)
Amortizable Intangible Assets:
Customer Relationships	$22,491	$8,994	$13,497	24	-	212
Covenant not to Compete	590	459	131		8
Other	154	17	137		32
Total	$23,235	$9,470	$13,765

The amortization expense for these intangible assets was:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2018	2017	2018	2017
Amortization Expense – Intangible Assets	$345	$333	$690	$665

The estimated annual amortization expense for these intangible assets for the next five years is:

(in thousands)	2018	2019	2020	2021	2022
Estimated Amortization Expense – Intangible Assets	$1,315	$1,184	$1,133	$1,099	$1,099

Supplemental Disclosures of Cash Flow Information

	As of June 30,
(in thousands)	2018	2017
Noncash Investing Activities:
Transactions Related to Capital Additions not Settled in Cash	$11,564	$16,312

New Accounting Standards Adopted

ASU 2014-09—In May 2014 the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The Company adopted the updates in ASC 606 effective January 1, 2018 on a modified retrospective basis. See disclosures above under Revenue Recognition.

ASU 2016-01—In January 2016 the FASB issued ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10) (ASU 2016-01). The amendments in ASU 2016-01 address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments and require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. For the Company, the amendments in ASU 2016-01 are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted the updates in ASU 2016-01 in the first quarter of 2018, which results in changes in the fair value of equity instruments held as investments by the Company’s captive insurance company being classified in net income.

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

The Company’s non-service cost components of net periodic post-retirement benefit costs that were capitalized to plant in service in 2017 that would have been recorded as regulatory assets if the amendments in ASU 2017-07 were applicable in 2017 were $0.8 million. The Company’s non-service costs components of net periodic postretirement benefit costs included in operating expense in 2017 and 2016 that will be reported in other income and deductions in the Company’s 2018 Annual Report on Form 10-K after adoption of ASU 2017-07 were $5.6 million for 2017 and $5.1 million for 2016. Additional information on the allocation of postretirement benefit costs for the three and six-month periods ended June 30, 2018 and 2017 is provided in note 10 for the Company’s major benefit programs presented.

New Accounting Standards Pending Adoption

ASU 2016-02—In February 2016 the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02). ASU 2016-02 is a comprehensive amendment of the ASC, creating Topic 842, which will supersede the current requirements under ASC Topic 840 on leases and require the recognition of lease assets and lease liabilities on the balance sheet and the disclosure of key information about leasing arrangements. Topic 842 affects any entity that enters into a lease, with some specified scope exemptions. The main difference between previous Generally Accepted Accounting Principles in the United States (GAAP) and Topic 842 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. Topic 842 retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous guidance. Topic 842 also requires qualitative and specific quantitative disclosures by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the amendments in ASU 2016-02 is permitted. The Company has developed a list of all current leases outstanding and continues to review ASU 2016-02, identifying key impacts to its businesses to determine areas where the amendments in ASU 2016-02 will be applicable and is evaluating transition options. The Company does not plan to apply the amendments in ASU 2016-02 to its consolidated financial statements prior to 2019.

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

ASU 2018-02—In February 2018 the FASB issued ASU No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU 2018-02). The amendments in ASU 2018-02, which are narrow in scope, allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the 2017 Tax Cuts and Jobs Act (TCJA). Consequently, the amendments eliminate the stranded tax effects resulting from the TCJA and will improve the usefulness of information reported to financial statement users. The amendments in ASU 2018-02 also require certain disclosures about stranded tax effects and are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendments in ASU 2018-02 is permitted. The amendments in ASU 2018-02 can be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the TCJA is recognized. The Company does not plan to adopt the amendments in ASU 2018-02 until the first quarter of 2019. On adoption, the Company will reclassify $0.8 million of income tax effects of the TCJA on the gross deferred tax amounts at the date of enactment of the TCJA related to items remaining in accumulated other comprehensive income from other comprehensive income to retained earnings so that the remaining gross deferred tax amounts related to items in other comprehensive income will reflect current effective tax rates.

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

All of the Company’s long-lived assets are within the United States and sales within the United States accounted for 98.2% and 98.3% of its operating revenues for the respective three-month periods ended June 30, 2018 and 2017, and 98.3% and 98.3% of its operating revenues for the respective six-month periods ended June 30, 2018 and 2017.

The Company evaluates the performance of its business segments and allocates resources to them based on earnings contribution and return on total invested capital. Information for the business segments for the three- and six-month periods ended June 30, 2018 and 2017 and total assets by business segment as of June 30, 2018 and December 31, 2017 are presented in the following tables:

Operating Revenue

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2018	2017	2018	2017
Electric Segment:
Retail Sales Revenue from Contracts with Customers	$89,400	$86,679	$198,580	$193,133
Changes in Accrued ARP Revenues	(1,565)	(424)	(2,440)	(1,663)
Total Retail Sales Revenue	87,835	86,255	196,140	191,470
Wholesale Revenues – Company Generation	2,539	1,184	3,554	2,051
Other Revenues	13,351	14,797	26,996	27,266
Total Electric Segment Revenues	$103,725	$102,236	$226,690	$220,787

Manufacturing Segment:
Metal Parts and Tooling	$57,388	$49,450	$114,315	$97,528
Plastic Products and Tooling	7,961	7,376	18,196	16,928
Other	2,805	2,478	4,305	3,265
Total Manufacturing Segment Revenues	$68,154	$59,304	$136,816	$117,721
Plastics Segment – Sale of PVC Pipe Products	$54,476	$50,551	$104,129	$87,708
Intersegment Eliminations	$(7)	$(5)	$(21)	$(13)
Total	$226,348	$212,086	$467,614	$426,203

Interest Charges

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2018	2017	2018	2017
Electric	$6,687	$6,439	$13,077	$12,825
Manufacturing	555	553	1,109	1,107
Plastics	160	173	310	326
Corporate and Intersegment Eliminations	274	362	552	731
Total	$7,676	$7,527	$15,048	$14,989

Income Taxes

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2018	2017	2018	2017
Electric	$611	$2,442	$2,709	$8,504
Manufacturing	1,018	1,573	2,241	2,628
Plastics	2,207	2,858	4,621	4,248
Corporate	(782)	(976)	(2,723)	(3,120)
Total	$3,054	$5,897	$6,848	$12,260

Net Income (Loss)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2018	2017	2018	2017
Electric	$10,600	$10,134	$27,268	$25,694
Manufacturing	3,583	2,955	7,747	5,127
Plastics	6,229	4,637	13,073	7,074
Corporate	(1,716)	(1,009)	(3,177)	(1,649)
Discontinued Operations	--	61	--	117
Total	$18,696	$16,778	$44,911	$36,363

Identifiable Assets

	June 30,	December 31,
(in thousands)	2018	2017
Electric	$1,687,799	$1,690,224
Manufacturing	181,094	167,023
Plastics	99,205	87,230
Corporate	43,149	59,801
Total	$2,011,247	$2,004,278

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

Major Capital Expenditure Projects

Big Stone South–Ellendale Multi-Value Transmission Project (MVP)—This is a 345-kiloVolt (kV) transmission line that will extend 163 miles between a substation near Big Stone City, South Dakota and a substation near Ellendale, North Dakota. OTP jointly developed this project with Montana-Dakota Utilities Co., a division of MDU Resources Group, Inc., and the parties will have equal ownership interest in the transmission line portion of the project. MISO approved this project as an MVP under the MISO Open Access Transmission, Energy and Operating Reserve Markets Tariff (MISO Tariff) in December 2011. MVPs are designed to enable the region to comply with energy policy mandates and to address reliability and economic issues affecting multiple areas within the MISO region. The cost allocation is designed to ensure the costs of transmission projects with regional benefits are properly assigned to those who benefit. Construction began on this line in the second quarter of 2016 and is expected to be completed in 2019. OTP’s capitalized costs on this project as of June 30, 2018 were approximately $99.4 million, which includes assets that are 100% owned by OTP.

Big Stone South–Brookings MVP—This 345-kV transmission line extends approximately 70 miles between a substation near Big Stone City, South Dakota and the Brookings County Substation near Brookings, South Dakota. OTP and Northern States Power–Minnesota, a subsidiary of Xcel Energy Inc., jointly developed this project and the parties have equal ownership interest in the transmission line portion of the project. MISO approved this project as an MVP under the MISO Tariff in December 2011. Construction began on this line in the third quarter of 2015 and the line was energized on September 8, 2017. OTP’s capitalized costs on this project as of June 30, 2018 were approximately $72.5 million, which includes assets that are 100% owned by OTP.

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

The MPUC’s order also included: (1) the determination that all costs (including FERC allocated costs and revenues) of the Big Stone South–Brookings and Big Stone South–Ellendale MVPs will be included in the Minnesota TCR rider and jurisdictionally allocated to OTP’s Minnesota customers (see discussion under Minnesota Transmission Cost Recovery Rider below), and (2) approval of OTP’s proposal to transition rate base, expenses and revenues from ECR and TCR riders to base rate recovery, with the transition occurring when final rates are implemented. The rate base balances, expense levels and revenue levels existing in the riders at the time of implementation of final rates were used to establish the amounts transitioned to base rates. Certain MISO expenses and revenues will remain in the TCR rider to allow for the ongoing refund or recovery of these variable revenues and costs.

OTP accrued interim and rider rate refunds until final rates became effective. The final interim rate refund, including interest, of $9.0 million was applied as a credit to Minnesota customers’ electric bills beginning November 17, 2017. In addition to the interim rate refund, OTP is currently refunding the difference between (1) amounts collected under its Minnesota ECR and TCR riders based on the return on equity (ROE) approved in its most recent rider update and (2) amounts that would have been collected based on the lower 9.41% ROE approved in its 2016 general rate case going back to April 16, 2016, the date interim rates were implemented. As of October 31, 2017, the revenues collected under the Minnesota ECR and TCR riders subject to refund due to the lower ROE rate and other adjustments were $0.9 million and $1.4 million, respectively. These amounts are being refunded to Minnesota customers over a 12-month period through reductions in the Minnesota ECR and TCR rider rates, effective November 1, 2017, as approved by the MPUC. The TCR rate is provisional and subject to revision under a separate docket.

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

Based on results from the 2017 MNCIP program year, OTP recognized a financial incentive of $2.6 million in 2017. The 2017 program resulted in an approximate 10% decrease in energy savings compared to 2016 program results. OTP requested approval for recovery of its 2017 MNCIP program costs not included in base rates, a $2.6 million financial incentive and an update to the MNCIP surcharge from the MPUC on March 30, 2018. On June 13, 2018, in reply comments to a MNDOC recommendation for approval filed on May 30, 2018, OTP increased its request for a financial incentive to $2.9 million. On July 3, 2018 the MNDOC recommended the MPUC approve OTP’s request with adjustment of the financial incentive to $2.6 million. In reply comments filed by OTP on July 13, 2018 OTP supported and reiterated its request for a $2.9 million financial incentive.

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

In OTP’s 2016 general rate case order issued on May 1, 2017, the MPUC ordered OTP to include, in the TCR rider retail rate base, Minnesota’s jurisdictional share of OTP’s investment in the Big Stone South–Brookings and Big Stone South–Ellendale MVP Projects and all revenues received from other utilities under MISO’s tariffed rates as a credit in its TCR revenue requirement calculations. In doing so, the MPUC’s order diverts interstate wholesale revenues that have been approved by the FERC to offset FERC-approved expenses, effectively reducing OTP’s recovery of those FERC-approved expense levels. The MPUC-ordered treatment resulted in the projects being treated as retail investments for Minnesota retail ratemaking purposes. Because the FERC’s revenue requirements and authorized returns vary from the MPUC revenue requirements and authorized returns for the project investments over the lives of the projects, the impact of this decision would vary over time and be dependent on the differences between the revenue requirements and returns in the two jurisdictions at any given time. On August 18, 2017 OTP filed an appeal of the MPUC order with the Minnesota Court of Appeals to contest the portion of the order requiring OTP to jurisdictionally allocate costs of the FERC MVP transmission projects in the TCR rider.

On June 11, 2018 the Minnesota Court of Appeals reversed the MPUC’s order related to the inclusion of Minnesota’s jurisdictional share of OTP’s investment in the Big Stone South–Brookings and Big Stone South–Ellendale MVP Projects and all revenues received from other utilities under MISO’s tariffed rates as a credit in OTP Minnesota TCR revenue requirement calculations. On July 11, 2018 the MPUC filed a petition for review of the MVP decision to the Minnesota Supreme Court. If the Minnesota Court of Appeals opinion is upheld, OTP will file for an updated TCR rider rate to include the portion of revenue subject to recovery arising from the MISO MVP project investments and associated revenues. The amount that has been credited to Minnesota customers through the TCR through June 30, 2018, that would be subject to recovery should the Minnesota Court of Appeals decision be upheld, is approximately $2.0 million.

Environmental Cost Recovery Rider—OTP had an ECR rider for recovery of OTP’s Minnesota jurisdictional share of the revenue requirements of its investment in the Big Stone Plant Air Quality Control System (AQCS). The ECR rider provided for a return on the project’s construction work in progress (CWIP) balance at the level approved in OTP’s 2010 general rate case. In its 2016 general rate case order, the MPUC approved OTP’s proposal to transition eligible rate base and expense recovery from the ECR rider to base rate recovery, effective with implementation of final rates in November 2017.

Renewable Resource Adjustment—Effective November 1, 2017, with the implementation of final rates in Minnesota, new rates were put into effect for the Minnesota RRA rider to address recovery of revenue reductions for federal Production Tax Credits (PTCs) included in base rates that expired for one of OTP’s wind farms in 2017 and 2018. OTP has requested an increase in the recoverable amount from $1.3 million to $5.8 million in its 2018 annual update to the RRA rider to be effective November 1, 2018.

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

On March 23, 2018 OTP made a supplemental filing to its initial request for a rate review, reducing its request for an annual revenue increase from $13.1 million to $7.1 million, a 4.8% annual increase. The $6.0 million decrease includes $4.8 million related to tax reform and $1.2 million related to other updates. A settlement agreement among OTP, the NDPSC staff and intervenors was reached and submitted to the NDPSC for approval on July 6, 2018. The terms of the settlement agreement, which are nonbinding on the NDPSC’s final decision, include an allowed rate of return on equity of 9.77% on a 52.5% equity to total capitalization capital structure and, along with other adjustments, provide for a $5.4 million net increase in annual revenues. This compares with OTP’s March 2018 adjusted annual revenue increase request of $7.1 million (4.8%) and a return on equity of 10.3%. The settlement, if approved by the NDPSC, would result in no rate base adjustments from OTP’s original request and allows for future rider recovery of the new Astoria natural gas-fired generating facility. The net revenue increase would also reflect a reduction in income tax recovery requirements related to the 2017 TCJA and decreases in rider revenue recovery requirements. OTP has accrued an interim rate refund of $1.8 million as of June 30, 2018 for amounts billed under interim rates in excess of amounts OTP would be entitled to under the terms of the proposed settlement agreement, which is pending acceptance by the NDPSC. OTP expects the NDPSC to decide on the rate case by the end of the third quarter.

OTP’s previously approved general rate increase in North Dakota of $3.6 million, or approximately 3.0%, was granted by the NDPSC in an order issued on November 25, 2009 and effective December 2009. Pursuant to the order, OTP’s allowed rate of return on rate base was set at 8.62%, and its allowed rate of return on equity was set at 10.75%.

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

South Dakota

General Rates—On April 20, 2018 OTP filed a request with the SDPUC to increase non-fuel rates in South Dakota by approximately $3.3 million annually, or 10.1%, as the first step in a two-step request. Interim rates will be effective October 18, 2018. The full effects of the TCJA on South Dakota revenue requirements will be addressed in the rate case and incorporated into final rates at the conclusion of that case. The second step in the request is an additional 1.7% increase to recover costs for the proposed Merricourt wind generation facility when the facility goes into service.

OTP’s previously approved general rate increase in South Dakota of approximately $643,000 or approximately 2.32% was granted by the SDPUC in an order issued on April 21, 2011 and effective with bills rendered on and after June 1, 2011. Pursuant to the order, OTP’s allowed rate of return on rate base was set at 8.50%.

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

Rate Rider Updates

The following table provides summary information on the status of updates since January 1, 2016 for the rate riders described above:

Rate Rider	R - Request Date A - Approval Date	Effective Date Requested or Approved	Annual Revenue ($000s)	Rate
Minnesota
Conservation Improvement Program
2017 Incentive and Cost Recovery	R – March 30, 2018	October 1, 2018	$10,300	$0.00600/kwh
2016 Incentive and Cost Recovery	A – September 15, 2017	October 1, 2017	$9,868	$0.00536/kwh
2015 Incentive and Cost Recovery	A – July 19, 2016	October 1, 2016	$8,590	$0.00275/kwh
Transmission Cost Recovery
2017 Rate Reset[1]	A – October 30, 2017	November 1, 2017	$(3,311)	Various
2016 Annual Update	A – July 5, 2016	September 1, 2016	$4,736	Various
2015 Annual Update	A – March 9, 2016	April 1, 2016	$7,203	Various
Environmental Cost Recovery
2018 Annual Update	R – July 3, 2018	December 1, 2018	$--	0% of base
2017 Rate Reset	A – October 30, 2017	November 1, 2017	$(1,943)	-0.935% of base
2016 Annual Update	A – July 5, 2016	September 1, 2016	$11,884	6.927% of base
Renewable Resource Adjustment
2018 Annual Update	R – June 14, 2018	November 1, 2018	$5,886	$.00244/kwh
2017 Rate Reset	A – October 30, 2017	November 1, 2017	$1,279	$.00049/kwh
North Dakota
Renewable Resource Adjustment
2018 Rate Reset for effect of TCJA	A – February 27, 2018	March 1, 2018	$9,650	7.493% of base
2017 Rate Reset	A – December 20, 2017	January 1, 2018	$9,989	7.756% of base
2016 Annual Update	A – March 15, 2017	April 1, 2017	$9,156	7.005% of base
2015 Annual Update	A – June 22, 2016	July 1, 2016	$9,262	7.573% of base
Transmission Cost Recovery
2018 Rate Reset for effect of TCJA	A – February 27, 2018	March 1, 2018	$7,469	Various
2017 Annual Update	A – November 29, 2017	January 1, 2018	$7,959	Various
2016 Annual Update	A – December 14, 2016	January 1, 2017	$6,916	Various
Environmental Cost Recovery
2018 Rate Reset for effect of TCJA	A – February 27, 2018	March 1, 2018	$7,718	5.593% of base
2017 Rate Reset	A – December 20, 2017	January 1, 2018	$8,537	6.629% of base
2017 Annual Update	A – July 12, 2017	August 1, 2017	$9,917	7.633% of base
2016 Annual Update	A – June 22, 2016	July 1, 2016	$10,359	7.904% of base
South Dakota
Transmission Cost Recovery
2017 Annual Update	A – February 28, 2018	March 1, 2018	$1,779	Various
2016 Annual Update	A – February 17, 2017	March 1, 2017	$2,053	Various
2015 Annual Update	A – February 12, 2016	March 1, 2016	$1,895	Various
Environmental Cost Recovery
2017 Annual Update	A – October 13, 2017	November 1, 2017	$2,082	$0.00483/kwh
2016 Annual Update	A – October 26, 2016	November 1, 2016	$2,238	$0.00536/kwh

1Approved on a provisional basis in the Minnesota general rate case docket and subject to revision in a separate docket.

Revenues Recorded under Rate Riders

The following table presents revenue recorded by OTP under rate riders in place in Minnesota, North Dakota and South Dakota:

Revenues Recorded under Rider Rates

	Three Months Ended June 30,		Six Months Ended June 30,
Rate Rider (in thousands)	2018	2017	2018	2017
Minnesota
Conservation Improvement Program Costs and Incentives[1]	$2,368	$2,102	$4,884	$4,068
Transmission Cost Recovery	(458)	1,273	(487)	3,443
Environmental Cost Recovery	(18)	2,812	(49)	5,636
Renewable Resource Recovery	659	--	1,184	--
North Dakota
Renewable Resource Adjustment	2,079	1,839	4,046	3,609
Transmission Cost Recovery	1,165	1,384	3,227	3,895
Environmental Cost Recovery	1,830	2,388	3,651	4,876
South Dakota
Transmission Cost Recovery	250	287	786	728
Environmental Cost Recovery	515	545	1,035	1,142
Conservation Improvement Program Costs and Incentives	122	176	351	416
Total	$8,512	$12,806	$18,628	$27,813

1Includes MNCIP costs recovered in base rates.

TCJA

The TCJA reduced the federal corporate income tax rate from 35% to 21%. Currently, all OTP rates have been developed using a 35% tax rate. The MPUC, the NDPSC, the SDPUC and the FERC have all initiated dockets or proceedings to assess the impact to electric rates from the lower income tax rates under the TCJA and to develop regulatory strategies to incorporate the tax change into future rates, if warranted. The MPUC required regulated utilities providing service in Minnesota to make filings by February 15, 2018 but has not made a determination on rate treatment. The SDPUC required initial comments by February 1, 2018 and indicated that revenues collected after December 31, 2017 would be subject to refund, pending determination of the impacts of the TCJA. As described above, OTP’s pending general rate cases in North Dakota and South Dakota reflect the impact of the TCJA. OTP has accrued refund liabilities for revenues collected under rates set to recover higher levels of federal income taxes than OTP is currently incurring under the lower federal tax rates in the TCJA. As of June 30, 2018, accrued refund liabilities related to the tax rate reduction were $4.1 million in Minnesota, $0.8 million in North Dakota for amounts collected under interim rates in effect in January and February 2018, and $0.7 million in South Dakota.

FERC

Wholesale power sales and transmission rates are subject to the jurisdiction of the FERC under the Federal Power Act of 1935 (Federal Power Act). The FERC is an independent agency with jurisdiction over rates for wholesale electricity sales, transmission and sale of electric energy in interstate commerce, interconnection of facilities, and accounting policies and practices. Filed rates are effective after a one-day suspension period, subject to ultimate approval by the FERC.

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

Based on the probable reduction by the FERC in the ROE component of the MISO Tariff, OTP had a $2.7 million liability on its balance sheet as of December 31, 2016, representing OTP’s best estimate of the refund obligations that would arise, net of amounts that would be subject to recovery under state jurisdictional TCR riders, based on a reduced ROE. MISO processed the refund for the FERC-ordered reduction in the MISO Tariff allowed ROE for the first 15-month refund period in its February and June 2017 billings. The refund, in combination with a decision in the 2016 Minnesota general rate case that affected the Minnesota TCR rider, has resulted in a reduction in OTP’s accrued MISO Tariff ROE refund liability from $2.7 million on December 31, 2016 to $1.6 million as of June 30, 2018.

In June 2014, the FERC adopted a two-step ROE methodology for electric utilities in an order issued in a complaint proceeding involving New England Transmission Owners (NETOs). The issue of how to apply the FERC ROE methodology has been contested in various complaint proceedings, including the two ROE complaints involving MISO transmission owners discussed above. In April 2017 the U.S. Court of Appeals for the District of Columbia Circuit (D.C. Circuit) vacated and remanded the FERC’s June 2014 ROE order in the NETOs’ complaint. The D.C. Circuit found that the FERC had not properly determined that the ROE authorized for NETOs prior to June 2014 was unjust and unreasonable. The D.C. Circuit also found that the FERC failed to justify the new ROE methodology. OTP will await the FERC response to the April 2017 action of the D.C. Circuit before determining if an adjustment to its accrued refund liability is required. On September 29, 2017 the MISO transmission owners filed a motion to dismiss the second complaint based on the D.C. Circuit decision in the NETOs complaint. If FERC were to act on a motion to dismiss, it would eliminate the refund obligation from the second complaint and the ROE from the first complaint would remain in effect.

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

	June 30, 2018			Remaining Recovery/
(in thousands)	Current	Long-Term	Total	Refund Period (months)
Regulatory Assets:
Prior Service Costs and Actuarial Losses on Pensions and Other Postretirement Benefits[1]	$9,090	$107,946	$117,036	see below
Conservation Improvement Program Costs and Incentives[2]	3,927	4,163	8,090	27
Accumulated ARO Accretion/Depreciation Adjustment[1]	--	6,907	6,907	asset lives
Deferred Marked-to-Market Losses[1]	2,862	1,574	4,436	30
Big Stone II Unrecovered Project Costs – Minnesota[1]	665	1,296	1,961	34
Debt Reacquisition Premiums[1]	231	856	1,087	171
Minnesota Energy Intensive Trade Exposed Rider Accrued Revenues[1]	513	--	513	12
Big Stone II Unrecovered Project Costs – South Dakota[1]	100	392	492	59
Nonservice Costs Components of Postretirement Benefits Capitalized for Ratemaking Purposes and Subject to Deferred Recovery[1]	--	422	422	asset lives
North Dakota Deferred Rate Case Expenses Subject to Recovery[1]	303	--	303	12
Minnesota Transmission Cost Recovery Rider Accrued Revenues[2]	223	--	223	18
MISO Schedule 26/26A Transmission Cost Recovery Rider True-up1	--	75	75	18
Total Regulatory Assets	$17,914	$123,631	$141,545
Regulatory Liabilities:
Deferred Income Taxes	$--	$147,858	$147,858	asset lives
Accumulated Reserve for Estimated Removal Costs – Net of Salvage	--	79,835	79,835	asset lives
Refundable Fuel Clause Adjustment Revenues	4,972	--	4,972	12
Minnesota Environmental Cost Recovery Rider Accrued Refund	716	--	716	4
North Dakota Renewable Resource Recovery Rider Accrued Refund	394	--	394	9
North Dakota Transmission Cost Recovery Rider Accrued Refund	319	--	319	12
Minnesota Southwest Power Pool Transmission Cost Recovery Tracker	--	316	316	see below
South Dakota Environmental Cost Recovery Rider Accrued Refund	308	--	308	12
North Dakota Environmental Cost Recovery Rider Accrued Refund	240	--	240	12
South Dakota Transmission Cost Recovery Rider Accrued Refund	231	--	231	12
Other	6	81	87	186
MISO Schedule 26/26A Transmission Cost Recovery Rider True-up	61	24	85	18
Revenue for Rate Case Expenses Subject to Refund – Minnesota	--	49	49	see below
Minnesota Renewable Resource Recovery Rider Accrued Refund	1	--	1	4
Total Regulatory Liabilities	$7,248	$228,163	$235,411
Net Regulatory Asset/(Liability) Position	$10,666	$(104,532)	$(93,866)

1Costs subject to recovery excluding a rate of return.

2Amount eligible for recovery under an alternative revenue program which includes an incentive or rate of return.

	December 31, 2017			Remaining Recovery/
(in thousands)	Current	Long-Term	Total	Refund Period (months)
Regulatory Assets:
Prior Service Costs and Actuarial Losses on Pensions and Other Postretirement Benefits[1]	$9,090	$112,487	$121,577	see below
Conservation Improvement Program Costs and Incentives[2]	7,385	2,774	10,159	21
Accumulated ARO Accretion/Depreciation Adjustment[1]	--	6,651	6,651	asset lives
Deferred Marked-to-Market Losses[1]	4,063	2,405	6,468	36
Big Stone II Unrecovered Project Costs – Minnesota[1]	650	1,636	2,286	40
Debt Reacquisition Premiums[1]	254	960	1,214	177
Minnesota Energy Intensive Trade Exposed Rider Accrued Revenues[1]	75	--	75	12
Big Stone II Unrecovered Project Costs – South Dakota[1]	100	442	542	65
North Dakota Deferred Rate Case Expenses Subject to Recovery[1]	309	--	309	12
MISO Schedule 26/26A Transmission Cost Recovery Rider True-up1	--	1,985	1,985	24
North Dakota Renewable Resource Rider Accrued Revenues[2]	206	236	442	15
Minnesota Deferred Rate Case Expenses Subject to Recovery[1]	267	--	267	4
North Dakota Environmental Cost Recovery Rider Accrued Revenues[2]	152	--	152	12
Total Regulatory Assets	$22,551	$129,576	$152,127
Regulatory Liabilities:
Deferred Income Taxes	$--	$149,052	$149,052	asset lives
Accumulated Reserve for Estimated Removal Costs – Net of Salvage	--	83,100	83,100	asset lives
Refundable Fuel Clause Adjustment Revenues	5,778	--	5,778	12
Minnesota Environmental Cost Recovery Rider Accrued Refund	1,667	--	1,667	11
North Dakota Transmission Cost Recovery Rider Accrued Refund	349	--	349	12
Minnesota Southwest Power Pool Transmission Cost Tracker Refund	--	609	609	22
South Dakota Environmental Cost Recovery Rider Accrued Refund	187	--	187	12
South Dakota Transmission Cost Recovery Rider Accrued Refund	151	--	151	12
MISO Schedule 26/26A Transmission Cost Recovery Rider True-up	132	48	180	24
Other	5	84	89	192
Revenue for Rate Case Expenses Subject to Refund – Minnesota	208	--	208	4
Minnesota Renewable Resource Recovery Rider Accrued Refund	409	--	409	12
Minnesota Transmission Cost Recovery Rider Accrued Refund	802	--	802	10
Total Regulatory Liabilities	$9,688	$232,893	$242,581
Net Regulatory Asset/(Liability) Position	$12,863	$(103,317)	$(90,454)

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

All Deferred Marked-to-Market Losses recorded as of June 30, 2018 relate to forward purchases of energy scheduled for delivery through December 2020.

Big Stone II Unrecovered Project Costs – Minnesota are the Minnesota share of generation and transmission plant-related costs incurred by OTP related to its participation in the abandoned Big Stone II project.

Debt Reacquisition Premiums are being recovered from OTP customers over the remaining original lives of the reacquired debt issues, the longest of which is 171 months.

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

Minnesota Transmission Cost Recovery Rider Accrued Revenues relate to amounts recoverable for investments in qualifying transmission system facilities and operating costs incurred to serve Minnesota customers that have not been billed to Minnesota customers as of June 30, 2018.

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

Minnesota Deferred Rate Case Expenses Subject to Recovery relate to costs incurred in conjunction with OTP’s 2016 rate case in Minnesota recovered over a 24-month period beginning with the establishment of interim rates in April 2016.

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

The Minnesota Environmental Cost Recovery Rider Accrued Refund relates to amounts collected on the Minnesota share of OTP’s investment in the Big Stone Plant AQCS project that are refundable to Minnesota customers as of June 30, 2018.

The North Dakota Renewable Resource Rider Accrued Refund relates to amounts collected for qualifying renewable resource costs incurred to serve North Dakota customers that are refundable to North Dakota customers as of June 30, 2018.

The North Dakota Transmission Cost Recovery Rider Accrued Refund relates to amounts collected for qualifying transmission system facilities and operating costs incurred to serve North Dakota customers that are refundable to North Dakota customers as of June 30, 2018.

The Minnesota Southwest Power Pool Transmission Cost Tracker Refund relates to revenues billed for recovery of these transmission costs in excess of actual costs incurred that are subject to refund.

The South Dakota Environmental Cost Recovery Rider Accrued Refund relates to amounts collected on the South Dakota share of OTP’s investments in the Big Stone Plant AQCS and Hoot Lake Plant MATS projects that are refundable to South Dakota customers as of June 30, 2018.

The North Dakota Environmental Cost Recovery Rider Accrued Refund relates to amounts collected on the North Dakota share of OTP’s investments in the Big Stone Plant AQCS and Hoot Lake Plant MATS projects and for reagent and emission allowances costs that are recoverable from North Dakota customers as of June 30, 2018.

The South Dakota Transmission Cost Recovery Rider Accrued Refund relates to amounts collected for qualifying transmission system facilities and operating costs incurred to serve South Dakota customers that are refundable to South Dakota customers as of June 30, 2018.

Revenue for Rate Case Expenses Subject to Refund – Minnesota relates to revenues collected under general rates to recover costs related to prior rate case proceedings in excess of the actual costs incurred, which were subject to refund over a 24-month period beginning with the establishment of interim rates in April 2016.

The Minnesota Renewable Resource Rider Accrued Refund relates to amounts collected for qualifying renewable resource costs incurred to serve Minnesota customers that are refundable to Minnesota customers as of June 30, 2018.

The Minnesota Transmission Cost Recovery Rider Accrued Refund relates to amounts collected for qualifying transmission system facilities and operating costs incurred to serve Minnesota customers that were refundable to Minnesota customers as of December 31, 2017.

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

5. Reconciliation of Common Shareholders’ Equity, Common Shares and Earnings Per Share

Reconciliation of Common Shareholders’ Equity

(in thousands)	Par Value, Common Shares	Premium on Common Shares	Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Equity
Balance, December 31, 2017	$197,787	$343,450	$161,286	$(5,631)	$696,892
Common Stock Issuances, Net of Expenses	767	(860)			(93)
Common Stock Retirements	(297)	(2,153)			(2,450)
Net Income			44,911		44,911
Other Comprehensive Loss				(340)	(340)
Employee Stock Incentive Plans Expense		2,253			2,253
Common Dividends ($0.67 per share)			(26,592)		(26,592)
Balance, June 30, 2018	$198,257	$342,690	$179,605	$(5,971)	$714,581

Shelf Registrations and Common Share Distribution Agreement

On May 3, 2018 the Company filed a shelf registration statement with the Securities and Exchange Commission (SEC) under which the Company may offer for sale, from time to time, either separately or together in any combination, equity, debt or other securities described in the shelf registration statement, which expires on May 3, 2021. On May 3, 2018, the Company also filed a shelf registration statement with the SEC for the issuance of up to 1,500,000 common shares under the Company's Automatic Dividend Reinvestment (DRIP) and Share Purchase Plan (the Plan), which permits shares purchased by participants in the Plan to be either new issue common shares or common shares purchased in the open market. The shelf registration for the Plan expires on May 3, 2021. The shelf registration statements replaced the Company’s prior shelf registration statements which expired on May 11, 2018. On May 1, 2018 the Company’s Distribution Agreement with J.P. Morgan Securities (JPMS) ended as required under the agreement. The Company expects to establish a new ATM offering program under which the Company may offer and sell its common shares from time to under the shelf registration statement.

Common Shares

Following is a reconciliation of the Company’s common shares outstanding from December 31, 2017 through June 30, 2018:

Common Shares Outstanding, December 31, 2017	39,557,491
Issuances:
Executive Stock Performance Awards (2015 shares earned)	114,648
Vesting of Restricted Stock Units	19,950
Restricted Stock Issued to Directors	18,200
Directors Deferred Compensation	578
Retirements:
Shares Withheld for Individual Income Tax Requirements	(59,431)
Common Shares Outstanding, June 30, 2018	39,651,436

Earnings Per Share

The numerator used in the calculation of both basic and diluted earnings per common share is net income for the three- and six-month periods ended June 30, 2018 and 2017. The denominator used in the calculation of basic earnings per common share is the weighted average number of common shares outstanding during the period excluding nonvested restricted shares granted to the Company’s directors and employees, which are considered contingently returnable and not outstanding for the purpose of calculating basic earnings per share. The denominator used in the calculation of diluted earnings per common share is derived by adjusting basic shares outstanding for the items listed in the following reconciliation:

	Three Months ended June 30		Six Months ended June 30
	2018	2017	2018	2017
Weighted Average Common Shares Outstanding – Basic	39,605,717	39,462,865	39,578,296	39,406,834
Plus Outstanding Share Awards net of Share Reductions for Unrecognized Stock-Based Compensation Expense and Excess Tax Benefits:
Shares Expected to be Awarded for Stock Performance Awards Granted to Executive Officers based on Measurement Period-to-Date Performance	202,643	173,974	212,902	187,806
Underlying Shares Related to Nonvested Restricted Stock Units Granted to Employees	57,616	50,087	58,373	53,980
Nonvested Restricted Shares	10,733	12,719	19,188	19,894
Shares Expected to be Issued Under the Deferred Compensation Program for Directors	2,360	2,854	2,617	3,098
Total Dilutive Shares	273,352	239,634	293,080	264,778
Weighted Average Common Shares Outstanding – Diluted	39,879,069	39,702,499	39,871,376	39,671,612

The effect of dilutive shares on earnings per share for the three- and six-month periods ended June 30, 2018 and 2017, resulted in no differences greater than $0.01 between basic and diluted earnings per share in total or from continuing or discontinued operations in any of the periods.

6. Share-Based Payments

Stock Incentive Awards

The following stock incentive awards were granted under the 2014 Stock Incentive Plan during the six-month period ended June 30, 2018:

Award	Grant-Date	Shares/Units Granted	Weighted Average Grant-Date Fair Value per Award	Vesting
Stock Performance Awards Granted to Executive Officers	February 5, 2018	54,000	$35.73	December 31, 2020

Restricted Stock Units Granted to Executive Officers	February 5, 2018	15,200	$41.325	25% per year through February 6, 2022

Restricted Stock Units Granted to Key Employees	April 9, 2018	12,945	$38.45	100% on April 8, 2022

Restricted Stock Units Granted to Key Employee	June 20, 2018	1,000	$42.46	100% on April 8, 2022

Restricted Stock Granted to Nonemployee Directors	April 9, 2018	18,200	$43.40	33% per year through April 8, 2021

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

As of June 30, 2018, the remaining unrecognized compensation expense related to outstanding, unvested stock-based compensation was approximately $6.2 million (before income taxes) which will be amortized over a weighted-average period of 2.2 years.

Amounts of compensation expense recognized under the Company’s five stock-based payment programs for the three- and six-month periods ended June 30, 2018 and 2017 are presented in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Stock Performance Awards Granted to Executive Officers	$668	$425	$1,319	$1,074
Restricted Stock Units Granted to Executive Officers	173	104	422	368
Restricted Stock Granted to Executive Officers	--	16	16	38
Restricted Stock Granted to Nonemployee Directors	165	144	331	272
Restricted Stock Units Granted to Key Employees	101	81	165	168
Totals	$1,107	$770	$2,253	$1,920

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

Both the Company and OTP credit agreements contain restrictions on the payment of cash dividends upon a default or event of default. An event of default would be considered to have occurred if the Company did not meet certain financial covenants. As of June 30, 2018, the Company was in compliance with these financial covenants.

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

The MPUC indirectly limits the amount of dividends OTP can pay to the Company by requiring an equity-to-total-capitalization ratio between 47.4% and 58.0% based on OTP’s 2017 capital structure petition approved by order of the MPUC on September 1, 2017. As of June 30, 2018, OTP’s equity-to-total-capitalization ratio including short-term debt was 52.5% and its net assets restricted from distribution totaled approximately $473,000,000. Total capitalization for OTP cannot currently exceed $1,178,024,000.

On May 1, 2018 OTP filed a petition for approval of an equity-to-total capitalization ratio between 47.9% and 58.5% in its 2018 capital structure filing currently pending before MPUC. If approved, total capitalization for OTP will not be allowed to exceed $1,204,416,000. On June 15, 2018 the MNDOC provided initial comments recommending the MPUC approve OTP’s petition with additional reporting requirements.

8. Commitments and Contingencies

Construction and Other Purchase Commitments

At June 30, 2018 OTP had commitments under contracts, including its share of construction program commitments, extending into 2019 of approximately $45.3 million. At December 31, 2017 OTP had commitments under contracts, including its share of construction program commitments, extending into 2019 of approximately $41.0 million. At June 30, 2018 T.O. Plastics had commitments for the purchase of resin through December 31, 2021 of approximately $5.8 million. At December 31, 2017 T.O. Plastics had commitments for the purchase of resin through December 31, 2021 of approximately $6.7 million.

Electric Utility Capacity and Energy Requirements and Coal and Delivery Contracts

OTP has commitments for the purchase of capacity and energy requirements under agreements extending into 2041. OTP has contracts providing for the purchase and delivery of a significant portion of its current coal requirements. OTP’s current coal purchase agreements for Coyote Station expire at the end of 2040. OTP’s current coal purchase agreements for Big Stone Plant expire at the end of 2020. OTP entered into a coal purchase agreement with Peabody COALSALES, LLC effective May 14, 2018 for the purchase of subbituminous coal for Big Stone Plant’s coal requirements through December 31, 2020. OTP has no fixed minimum purchase requirements under this agreement but all of Big Stone Plant’s coal requirements for the period covered must be purchased under this agreement, except for the purchase of a portion of Big Stone Plant’s coal requirements contracted to be purchased in 2018 and 2019 under existing agreements with Contura Coal Sales, LLC. OTP has an all-requirements agreement with Cloud Peak Energy Resources LLC for the purchase of subbituminous coal for Hoot Lake Plant through December 31, 2023. OTP has no fixed minimum purchase requirements under this agreement.

Operating Leases

OTP has obligations to make future operating lease payments primarily related to land leases and coal rail-car leases. In the first quarter of 2018, OTP entered into an agreement to lease rail cars for transporting coal to Hoot Lake Plant. The lease period runs from May 2018 through June 2021, increasing OTP’s commitments under operating leases by $216,000 in 2018, $324,000 in 2019, $324,000 in 2020 and $162,000 in 2021. The Company’s nonelectric companies have obligations to make future operating lease payments primarily related to leases of buildings and manufacturing equipment. In June 2018 BTD entered into an agreement to lease manufacturing and warehouse space in a building near its Georgia plant for a term of 63 months from July 2018 through September 2023, increasing its commitments under operating leases by approximately $79,000 in 2018, $322,000 in 2019, $332,000 in 2020, $342,000 in 2021, $352,000 in 2022 and $271,000 in 2023.

Contingencies

OTP had a $1.6 million refund liability on its balance sheet as of June 30, 2018 representing its best estimate of the refund obligations that would arise, net of amounts that would be subject to recovery under state jurisdictional TCR riders, based on the likelihood of the FERC reducing the ROE component of the MISO Tariff and ordering MISO to refund amounts charged in excess of the lower rate.

Together with as many as 200 utilities, generators and power marketers, OTP participated in proceedings before the FERC regarding the calculation, assessment and implementation of MISO Revenue Sufficiency Guarantee (RSG) charges for entities participating in the MISO wholesale energy market since that market’s start on April 1, 2005 until the conclusion of the proceedings on May 2, 2015. The proceedings fundamentally concerned MISO’s application of its MISO RSG rate on file with the FERC to market participants, revisions to the RSG rate based on several FERC orders, and the FERC’s decision to not resettle the markets based on MISO application of the RSG rate to market participants. Several of the FERC’s orders were reviewed in a set of consolidated cases before the D.C. Circuit. The consolidated petitions at the D.C. Circuit involved multiple petitioners and intervenors including OTP. On June 28, 2018 the D.C. Circuit rendered a final decision denying the appellants petitions for review of the FERC’s orders and decision to not order a resettlement of the markets based on MISO application of the RSG rate to market participants. Requests for rehearing were due by July 30, 2018. No requests for rehearing were filed.

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

Other

The Company is a party to litigation and regulatory enforcement matters arising in the normal course of business. The Company regularly analyzes current information and, as necessary, provides accruals for liabilities that are probable of occurring and that can be reasonably estimated. The Company believes the effect on its consolidated results of operations, financial position and cash flows, if any, for the disposition of all matters pending as of June 30, 2018 will not be material.

9. Short-Term and Long-Term Borrowings

The following table presents the status of the Company’s lines of credit as of June 30, 2018 and December 31, 2017:

(in thousands)	Line Limit	In Use on June 30, 2018	Restricted due to Outstanding Letters of Credit	Available on June 30, 2018	Available on December 31, 2017
Otter Tail Corporation Credit Agreement	$130,000	$6,102	$--	$123,898	$130,000
OTP Credit Agreement	170,000	14,875	300	154,825	57,329
Total	$300,000	$20,977	$300	$278,723	$187,329

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

The following tables provide a breakdown of the assignment of the Company’s consolidated short-term and long-term debt outstanding as of June 30, 2018 and December 31, 2017:

June 30, 2018 (in thousands)	OTP	Otter Tail Corporation	Otter Tail Corporation Consolidated
Short-Term Debt	$14,875	$6,102	$20,977
Long-Term Debt:
3.55% Guaranteed Senior Notes, due December 15, 2026		$80,000	$80,000
Senior Unsecured Notes 4.63%, due December 1, 2021	$140,000		140,000
Senior Unsecured Notes 6.15%, Series B, due August 20, 2022	30,000		30,000
Senior Unsecured Notes 6.37%, Series C, due August 20, 2027	42,000		42,000
Senior Unsecured Notes 4.68%, Series A, due February 27, 2029	60,000		60,000
Senior Unsecured Notes 6.47%, Series D, due August 20, 2037	50,000		50,000
Senior Unsecured Notes 5.47%, Series B, due February 27, 2044	90,000		90,000
Senior Unsecured Notes 4.07%, Series 2018A, due February 7, 2048	100,000		100,000
North Dakota Development Note, 3.95%, fully repaid April 1, 2018		--	--
PACE Note, 2.54%, due March 18, 2021		604	604
Total	$512,000	$80,604	$592,604
Less: Current Maturities net of Unamortized Debt Issuance Costs	--	167	167
Unamortized Long-Term Debt Issuance Costs	2,045	432	2,477
Total Long-Term Debt net of Unamortized Debt Issuance Costs	$509,955	$80,005	$589,960
Total Short-Term and Long-Term Debt (with current maturities)	$524,830	$86,274	$611,104

December 31, 2017 (in thousands)	OTP	Otter Tail Corporation	Otter Tail Corporation Consolidated
Short-Term Debt	$112,371	$--	$112,371
Long-Term Debt:
Term Loan, LIBOR plus 0.90%, due February 5, 2018		$--	$--
3.55% Guaranteed Senior Notes, due December 15, 2026		80,000	80,000
Senior Unsecured Notes 4.63%, due December 1, 2021	$140,000		140,000
Senior Unsecured Notes 6.15%, Series B, due August 20, 2022	30,000		30,000
Senior Unsecured Notes 6.37%, Series C, due August 20, 2027	42,000		42,000
Senior Unsecured Notes 4.68%, Series A, due February 27, 2029	60,000		60,000
Senior Unsecured Notes 6.47%, Series D, due August 20, 2037	50,000		50,000
Senior Unsecured Notes 5.47%, Series B, due February 27, 2044	90,000		90,000
North Dakota Development Note, 3.95%, due April 1, 2018		27	27
PACE Note, 2.54%, due March 18, 2021		684	684
Total	$412,000	$80,711	$492,711
Less: Current Maturities net of Unamortized Debt Issuance Costs	--	186	186
Unamortized Long-Term Debt Issuance Costs	1,684	461	2,145
Total Long-Term Debt net of Unamortized Debt Issuance Costs	$410,316	$80,064	$490,380
Total Short-Term and Long-Term Debt (with current maturities)	$522,687	$80,250	$602,937

10. Pension Plan and Other Postretirement Benefits

Pension Plan—Components of net periodic pension benefit cost of the Company's noncontributory funded pension plan are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Service Cost—Benefit Earned During the Period	$1,615	$1,407	$3,230	$2,814
Interest Cost on Projected Benefit Obligation	3,363	3,536	6,726	7,070
Expected Return on Assets	(5,299)	(4,807)	(10,599)	(9,614)
Amortization of Prior-Service Cost:
From Regulatory Asset	4	29	8	59
From Other Comprehensive Income[1]	--	1	--	2
Amortization of Net Actuarial Loss:
From Regulatory Asset	1,783	1,272	3,567	2,545
From Other Comprehensive Income[1]	47	32	91	63
Net Periodic Pension Cost[2]	$1,513	$1,470	$3,023	$2,939
[1]Corporate cost included in nonservice cost components of postretirement benefits.
[2]Allocation of Costs:
Costs included in OTP capital expenditures	$379	$286	$707	$571
Service costs included in electric operation and maintenance expenses	1,195	1,100	2,442	2,200
Service costs included in other nonelectric expenses	40	34	80	68
Nonservice costs capitalized as regulatory assets	(24)	--	(45)	--
Nonservice costs included in nonservice cost components of postretirement benefits	(77)	50	(161)	100

Cash flows—The Company had no minimum funding requirement as of December 31, 2017 but made discretionary plan contributions totaling $20 million in the first quarter of 2018.

Executive Survivor and Supplemental Retirement Plan—Components of net periodic pension benefit cost of the Company’s unfunded, nonqualified benefit plan for executive officers and certain key management employees are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Service Cost—Benefit Earned During the Period	$100	$72	$200	$145
Interest Cost on Projected Benefit Obligation	399	421	798	843
Amortization of Prior-Service Cost:
From Regulatory Asset	4	4	8	8
From Other Comprehensive Income[1]	9	10	19	19
Amortization of Net Actuarial Loss:
From Regulatory Asset	67	72	134	143
From Other Comprehensive Income[1]	165	110	330	220
Net Periodic Pension Cost[2]	$744	$689	$1,489	$1,378

[1]Amortization of prior service costs and net actuarial losses from other comprehensive income are included in nonservice cost components of postretirement benefits on the face of the Company’s consolidated statements of income.

[2]Allocation of Costs:
Service costs included in electric operation and maintenance expenses	$25	$23	$50	$47
Service costs included in other nonelectric expenses	75	49	150	98
Nonservice costs included in nonservice cost components of postretirement benefits	644	617	1,289	1,233

Postretirement Benefits—Components of net periodic postretirement benefit cost for health insurance and life insurance benefits for retired OTP and corporate employees, net of the effect of Medicare Part D Subsidy:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Service Cost—Benefit Earned During the Period	$381	$356	$763	$712
Interest Cost on Projected Benefit Obligation	646	678	1,291	1,356
Amortization of Net Actuarial Loss:
From Regulatory Asset	412	233	824	466
From Other Comprehensive Income[1]	11	6	21	12
Net Periodic Postretirement Benefit Cost[2]	$1,450	$1,273	$2,899	$2,546
Effect of Medicare Part D Subsidy	$(36)	$(140)	$(73)	$(280)
[1]Corporate cost included in nonservice cost components of postretirement benefits.
[2]Allocation of Costs:
Costs included in OTP capital expenditures	$89	$248	$167	$495
Service costs included in electric operation and maintenance expenses	283	279	577	557
Service costs included in other nonelectric expenses	9	8	19	17
Nonservice costs capitalized as regulatory assets	251	--	468	--
Nonservice costs included in nonservice cost components of postretirement benefits	818	738	1,668	1,477

11. Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash Equivalents—The carrying amount approximates fair value because of the short-term maturity of those instruments.

Short-Term Debt—The carrying amount approximates fair value because the debt obligations are short-term and the balances outstanding as of June 30, 2018 and December 31, 2017 related to the Otter Tail Corporation Credit Agreement and the OTP Credit Agreement were subject to variable interest rates of LIBOR plus 1.50% and LIBOR plus 1.25%, respectively, which approximate market rates.

Long-Term Debt including Current Maturities—The fair value of the Company's and OTP’s long-term debt is estimated based on the current market indications of rates available to the Company for the issuance of debt. The fair value measurements of the Company’s long-term debt issues fall into level 2 of the fair value hierarchy set forth in ASC 820.

	June 30, 2018		December 31, 2017
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and Cash Equivalents	$1,036	$1,036	$16,216	$16,216
Short-Term Debt	(20,977)	(20,977)	(112,371)	(112,371)
Long-Term Debt including Current Maturities	(590,127)	(605,185)	(490,566)	(543,691)

13. Income Tax Expense – Continuing Operations

The following table provides a reconciliation of income tax expense calculated at the net composite federal and state statutory rate on income from continuing operations before income taxes and income tax expense for continuing operations reported on the Company’s consolidated statements of income:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Income Before Income Taxes – Continuing Operations	$21,750	$22,614	$51,759	$48,506
Tax Computed at Company’s Net Composite Federal and State Statutory Rate (26% for 2018, 39% for 2017)	$5,655	$8,819	$13,457	$18,917
Increases (Decreases) in Tax from:
Property Related Differences and Other Regulatory Adjustments	(1,025)	35	(2,098)	140
Federal Production Tax Credits	(930)	(2,010)	(2,050)	(4,062)
Excess Tax Deduction – Equity Method Stock Awards	--	--	(624)	(697)
Other Comprehensive Income Deferred Tax Rate Adjustment	--	--	(531)	--
North Dakota Wind Tax Credit Amortization – Net of Federal Taxes	(258)	(213)	(516)	(425)
Research and Development and Other Tax Credits	(202)	(190)	(409)	(387)
Allowance for Funds Used During Construction – Equity	(111)	(91)	(278)	(158)
Employee Stock Ownership Plan Dividend Deduction	(99)	(172)	(199)	(345)
Section 199 Domestic Production Activities Deduction	--	(330)	--	(660)
Other Items – Net	24	49	96	(63)
Income Tax Expense – Continuing Operations	$3,054	$5,897	$6,848	$12,260
Effective Income Tax Rate – Continuing Operations	14.0%	26.1%	13.2%	25.3%

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

(in thousands)	2018	2017
Balance on January 1	$684	$891
Decreases Related to Tax Positions for Prior Years	(44)	--
Increases Related to Tax Positions for Current Year	72	147
Uncertain Positions Resolved During Year	--	--
Balance on June 30	$712	$1,038

The balance of unrecognized tax benefits as of June 30, 2018 would reduce the Company’s effective tax rate if recognized. The total amount of unrecognized tax benefits as of June 30, 2018 is not expected to change significantly within the next 12 months. The Company classifies interest and penalties on tax uncertainties as components of the provision for income taxes in its consolidated statement of income. There was no amount accrued for interest on tax uncertainties as of June 30, 2018.

The Company and its subsidiaries file a consolidated U.S. federal income tax return and various state income tax returns. As of August 1, 2018, with limited exceptions, the Company is no longer subject to examinations by taxing authorities for tax years prior to 2014 for federal, Minnesota and North Dakota income taxes.

The Company recognized the income tax effects of the TCJA in its 2017 consolidated financial statements in accordance with Staff Accounting Bulletin No. 118, which provides SEC staff guidance for the application of ASC Topic 740, Income Taxes, and allowed up to one year to complete the required analyses and accounting for the TCJA. At December 31, 2017 the Company was able to make reasonable estimates of the impact of the TCJA for the reduction in the federal corporate tax rate, changes to bonus depreciation and consequences on the Company’s regulatory liabilities. The final impact of the TCJA may differ from these estimates due to, among other things, changes in the Company’s interpretations and assumptions, and additional guidance that may be issued by the U.S. Internal Revenue Service, and rate regulators. As of June 30, 2018 the Company has not made any adjustments to the amounts recorded at December 31, 2017.

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Following is an analysis of the operating results of Otter Tail Corporation (the Company, we, us and our) by business segment for the three- and six-month periods ended June 30, 2018 and 2017, followed by a discussion of changes in our consolidated financial position during the six months ended June 30, 2018 and our business outlook for the remainder of 2018.

Comparison of the Three Months Ended June 30, 2018 and 2017

Consolidated operating revenues were $226.3 million for the three months ended June 30, 2018 compared with $212.1 million for the three months ended June 30, 2017. Operating income was $30.1 million for the three months ended June 30, 2018 compared with $31.0 million for the three months ended June 30, 2017. The Company recorded diluted earnings per share from continuing operations and in total of $0.47 for the three months ended June 30, 2018 compared with $0.42 for the three months ended June 30, 2017.

Amounts presented in the segment tables that follow for operating revenues, cost of products sold and other nonelectric operating expenses for the three-month periods ended June 30, 2018 and 2017 will not agree with amounts presented in the consolidated statements of income due to the elimination of intersegment transactions. The amounts of intersegment eliminations by income statement line item are listed below:

Intersegment Eliminations (in thousands)	June 30, 2018	June 30, 2017
Operating Revenues:
Electric	$6	$5
Nonelectric	1	--
Costs of Products Sold	2	2
Other Nonelectric Expenses	5	3

Electric

	Three Months Ended
	June 30,			%
(in thousands)	2018	2017	Change	Change
Retail Sales Revenues from Contracts with Customers	$89,400	$86,679	$2,721	3.1
Changes in Accrued Revenues under Alternative Revenue Programs	(1,565)	(424)	(1,141)	(269.1)
Total Retail Sales Revenue	$87,835	$86,255	$1,580	1.8
Wholesale Revenues – Company Generation	2,539	1,184	1,355	114.4
Other Revenues	13,351	14,797	(1,446)	(9.8)
Total Operating Revenues	$103,725	$102,236	$1,489	1.5
Production Fuel	15,888	12,477	3,411	27.3
Purchased Power – System Use	14,402	16,376	(1,974)	(12.1)
Other Operation and Maintenance Expenses	37,741	36,748	993	2.7
Depreciation and Amortization	13,979	13,094	885	6.8
Property Taxes	3,273	3,709	(436)	(11.8)
Operating Income	$18,442	$19,832	$(1,390)	(7.0)
Electric kilowatt-hour (kwh) Sales (in thousands)
Retail kwh Sales	1,136,326	1,073,689	62,637	5.8
Wholesale kwh Sales – Company Generation	95,475	45,308	50,167	110.7
Heating Degree Days	675	420	255	60.7
Cooling Degree Days	228	96	132	137.5

The following table shows heating and cooling degree days as a percent of normal:

	Three Months ended June 30,
	2018	2017
Heating Degree Days	133.7%	80.9%
Cooling Degree Days	221.4%	90.6%

The following table summarizes the estimated effect on diluted earnings per share of the difference in retail kwh sales under actual weather conditions and expected retail kwh sales under normal weather conditions in the second quarter of 2018 and 2017 and between the quarters:

	2018 vs Normal	2017 vs Normal	2018 vs 2017
Effect on Diluted Earnings Per Share	$0.04	$(0.01)	$0.05

The $1.6 million increase in retail revenue includes:

●

A $2.5 million increase in revenues related to increased consumption due to colder weather in April of 2018 and warmer weather in May and June of 2018 compared with the same periods in 2017, evidenced by a 60.7% increase in heating degree days and 137.5% increase in cooling degree days between the quarters.

●	A $1.9 million increase in revenue related to increased mwh sales to an industrial customer.

●

A $1.4 million increase in retail revenue, net of an estimated refund of $0.5 million, related to an interim rate increase implemented in January 2018 in conjunction with Otter Tail Power Company’s (OTP) 2017 general rate increase request in North Dakota.

●

A $0.9 million increase in North Dakota and Minnesota Renewable Resource Adjustment (RRA) rider revenues related to the expiration of federal production tax credit (PTC) eligibility on one of OTP’s wind farms, which increases revenue requirements under the RRAs.

●	A $0.2 million net increase in Conservation Improvement Program (CIP) cost recovery and incentive revenues.

offset by:

●

A $2.4 million reduction in revenues for the provision of refunds related to the excess recovery of federal income taxes currently in Minnesota and South Dakota retail electric rates resulting from the 2017 Tax Cuts and Jobs Act (TCJA).

●	A $1.3 million reduction in revenues related to implementation of final rates in Minnesota that were lower than interim rates in effect in the second quarter of 2017.

●	A $1.0 million decrease in retail revenue related to the recovery of fuel and purchased power costs due to a 19.4% reduction in higher-cost kwhs purchased to serve retail customers.

●

A $0.6 million decrease in North Dakota and South Dakota Environmental Cost Recovery (ECR) rider revenues related to less federal taxes being recovered through the riders due to the TCJA and a lower investment balance in environmental upgrades due to depreciation.

Wholesale electric revenues increased $1.4 million due to a 111% increase in wholesale kwh sales and a 1.8% increase in wholesale electric prices. Increased demand and higher wholesale prices combined with increased availability of OTP generating units provided greater opportunity for economic dispatch and wholesale energy sales in the second quarter of 2018 compared with the second quarter of 2017.

Other electric revenues decreased $1.4 million mainly due to a $1.1 million load resettlement payment received from another regional transmission provider in the second quarter of 2017 while no similar resettlement was recorded in the second quarter of 2018.

Production fuel costs increased $3.4 million, mainly due to a 46.9% increase in kwhs generated from OTP’s fuel burning plants to provide electricity for the increase in retail and wholesale demand driven by greater deviations from normal weather in our service territory in the second quarter of 2018 compared with the second quarter of 2017.

The cost of purchased power to serve retail customers decreased $2.0 million in relation to a 19.4% decrease in kwhs purchased due to higher market prices and increased availability of and sourcing from company-owned generating units.

Electric operating and maintenance expenses increased $1.0 million due to increases of $1.4 million in labor related expenses, mainly pension and medical benefit costs for both retired and active employees, $0.5 million in CIP expenditures and $0.4 million in storm repair expenses related to damages caused by severe weather in June 2018, offset by a $1.2 million decrease in transmission service charges. The decrease in transmission service charges reflects reductions of $0.8 million in Southwest Power Pool transmission service costs and $0.4 million in MISO transmission costs incurred by OTP between quarters.

Property tax expense decreased $0.4 million due to lower tax valuations.

Depreciation expense increased $0.9 million mainly due to an increase in transmission project unitization and the Big Stone South-Brookings transmission line being placed in service in September 2017.

Manufacturing

	Three Months Ended
	June 30,			%
(in thousands)	2018	2017	Change	Change
Operating Revenues	$68,154	$59,304	$8,850	14.9
Cost of Products Sold	51,844	44,735	7,109	15.9
Operating Expenses	7,439	5,646	1,793	31.8
Depreciation and Amortization	3,760	3,874	(114)	(2.9)
Operating Income	$5,111	$5,049	$62	1.2

The $8.9 million increase in revenues in our Manufacturing segment includes the following:

●

Revenues at BTD Manufacturing, Inc. (BTD) increased $8.3 million, including increases in parts sales of $3.0 million to manufacturers of recreational vehicles, $2.7 million to manufacturers of agricultural equipment and $2.1 million to manufacturers of heavy construction equipment. The revenue increase also included a $0.5 million increase in revenue from scrap metal sales due to higher scrap volumes from increased production and a 5% increase in scrap metal pricing.

●

Revenues at T.O. Plastics, Inc. (T.O. Plastics), our manufacturer of thermoformed plastic and horticultural products, improved $0.6 million due to increases of $0.4 million from sales of horticultural containers and $0.2 million from sales of industrial products.

The $7.1 million increase in cost of products sold in our Manufacturing segment includes the following:

●	Cost of products sold at BTD increased $6.6 million in relationship to increased parts sales.

●	Cost of products sold at T.O. Plastics increased $0.5 million related to the increase in product sales.

The $1.8 million increase in operating expenses in our Manufacturing segment includes a $1.8 million increase in expenses at BTD resulting from increases in labor and benefit costs due to additional employees and increases in contracted services and computer and software expenses.

Plastics

	Three Months Ended
	June 30,			%
(in thousands)	2018	2017	Change	Change
Operating Revenues	$54,476	$50,551	$3,925	7.8
Cost of Products Sold	41,703	39,280	2,423	6.2
Operating Expenses	3,262	2,705	557	20.6
Depreciation and Amortization	954	931	23	2.5
Operating Income	$8,557	$7,635	$922	12.1

Plastics segment revenues increased $3.9 million due to a 12.3% increase in polyvinyl-chloride (PVC) pipe prices offset by a 4.0% decrease in pounds of PVC pipe sold. The increase in revenue was partially offset by a $2.4 million increase in cost of products sold, despite the decrease in sales volume, due to a 10.6% increase in costs per pound of pipe sold. The increase in pipe prices in excess of the increase in cost of products sold resulted in a $1.5 million increase in gross margin. Plastics segment operating expenses increased by $0.6 million mainly due to an increase in incentives.

Corporate

Corporate includes items such as corporate staff and overhead costs, the results of our captive insurance company and other items excluded from the measurement of operating segment performance. Corporate is not an operating segment. Rather it is added to operating segment totals to reconcile to totals on our consolidated statements of income.

	Three Months Ended
	June 30,			%
(in thousands)	2018	2017	Change	Change
Operating Expenses	$1,953	$1,511	$442	29.3
Depreciation and Amortization	52	9	43	477.8

Corporate operating expenses increased $0.4 million due to higher short- and long-term incentive costs.

Income Taxes – Continuing Operations

Income tax expense - continuing operations decreased $2.8 million in the three months ended June 30, 2018 compared with the three months ended June 30, 2017 mainly due to the reduction in the federal income tax rate from 35% to 21% under the TCJA, and also due to a $0.9 million decrease in income from continuing operations before income taxes. The following table provides a reconciliation of income tax expense calculated at our net composite federal and state statutory rate on income from continuing operations before income taxes and income tax expense for continuing operations reported on our consolidated statements of income for the three-month periods ended June 30, 2018 and 2017:

	Three Months Ended June 30,
(in thousands)	2018	2017
Income Before Income Taxes – Continuing Operations	$21,750	$22,614
Tax Computed at Company’s Net Composite Federal and State Statutory Rate (26% for 2018, 39% for 2017)	$5,655	$8,819
Increases (Decreases) in Tax from:
Property Related Differences and Other Regulatory Adjustments	(1,025)	35
Federal Production Tax Credits (PTCs)	(930)	(2,010)
North Dakota Wind Tax Credit Amortization – Net of Federal Taxes	(258)	(213)
Research and Development and Other Tax Credits	(202)	(190)
Allowance for Funds Used During Construction – Equity	(111)	(91)
Employee Stock Ownership Plan Dividend Deduction	(99)	(172)
Section 199 Domestic Production Activities Deduction	--	(330)
Other Items – Net	24	49
Income Tax Expense – Continuing Operations	$3,054	$5,897
Effective Income Tax Rate – Continuing Operations	14.0%	26.1%

Federal PTCs are recognized as wind energy is generated based on a per kwh rate prescribed in applicable federal statutes. OTP’s kwh generation from its wind turbines eligible for PTCs decreased 51.1% in the three months ended June 30, 2018 compared with the three months ended June 30, 2017 due to the PTC eligibility period ending for one of OTP’s wind farms. North Dakota wind energy credits are based on dollars invested in qualifying facilities and are being recognized on a straight-line basis over 25 years.

Comparison of the Six Months Ended June 30, 2018 and 2017

Consolidated operating revenues were $467.6 million for the six months ended June 30, 2018 compared with $426.2 million for the six months ended June 30, 2017. Operating income was $67.7 million for the six months ended June 30, 2018 compared with $65.2 million for the six months ended June 30, 2017. The Company recorded diluted earnings per share from continuing operations and in total of $1.13 for the six months ended June 30, 2018 compared with $0.92 for the six months ended June 30, 2017.

Amounts presented in the segment tables that follow for operating revenues, cost of products sold and other nonelectric operating expenses for the six-month periods ended June 30, 2018 and 2017 will not agree with amounts presented in the consolidated statements of income due to the elimination of intersegment transactions. The amounts of intersegment eliminations by income statement line item are listed below:

Intersegment Eliminations (in thousands)	June 30, 2018	June 30, 2017
Operating Revenues:
Electric	$21	$13
Costs of Products Sold	7	3
Other Nonelectric Expenses	14	10

Electric

	Six Months Ended
	June 30,			%
(in thousands)	2018	2017	Change	Change
Retail Sales Revenues from Contracts with Customers	$198,580	$193 133	$5,447	2.8
Changes in Accrued Revenues under Alternative Revenue Programs	(2,440)	(1,663)	(777)	(46.7)
Total Retail Sales Revenue	$196,140	$191,470	$4,670	2.4
Wholesale Revenues – Company Generation	3,554	2,051	1,503	73.3
Other Revenues	26,996	27,266	(270)	(1.0)
Total Operating Revenues	$226,690	$220,787	$5,903	2.7
Production Fuel	34,594	28,859	5,735	19.9
Purchased Power – System Use	35,995	35,564	431	1.2
Other Operation and Maintenance Expenses	77,216	74,025	3,191	4.3
Depreciation and Amortization	27,901	26,160	1,741	6.7
Property Taxes	7,108	7,507	(399)	(5.3)
Operating Income	$43,876	$48,672	$(4,796)	(9.9)
Electric kilowatt-hour (kwh) Sales (in thousands)
Retail kwh Sales	2,590,219	2,463,610	126,609	5.1
Wholesale kwh Sales – Company Generation	134,879	84,242	50,637	60.1
Heating Degree Days	4,266	3,502	764	21.8
Cooling Degree Days	228	96	132	137.5

The following table shows heating and cooling degree days as a percent of normal:

	Six Months ended June 30,
	2018	2017
Heating Degree Days	110.1%	88.9%
Cooling Degree Days	221.4%	90.6%

The following table summarizes the estimated effect on diluted earnings per share of the difference in retail kwh sales under actual weather conditions and expected retail kwh sales under normal weather conditions in the first six months of 2018 and 2017 and between the periods:

	2018 vs Normal	2017 vs Normal	2018 vs 2017
Effect on Diluted Earnings Per Share	$0.06	$(0.03)	$0.09

The $4.7 million increase in retail revenue includes:

●

A $5.3 million increase in revenues related to increased consumption due to colder weather in the first four months of 2018 and warmer weather in May and June of 2018 compared with the same periods in 2017, evidenced by a 21.8% increase in heating-degree days and 137.5% increase in cooling degree days between the periods.

●	A $4.4 million increase in revenue related to increased mwh sales to an industrial customer.

●

A $3.0 million increase in retail revenue, net of an estimated refund of $1.8 million, related to an interim rate increase implemented in January 2018 in conjunction with OTP's 2017 general rate increase request in North Dakota.

●	A $2.6 million increase in retail revenue related to the recovery of increased fuel and purchased power costs due to an increase in kwhs generated to serve retail customers.

●

A $1.6 million increase in Minnesota and North Dakota RRA rider revenues related to the expiration of federal PTC eligibility on one of OTP’s wind farms, which increases revenue requirements under the RRAs.

offset by:

●	A $4.8 million reduction in revenues for the provision of refunds related to the excess recovery of federal income taxes currently in Minnesota and South Dakota retail electric rates due to the TCJA.

●	A $4.1 million reduction in revenues related to implementation of final rates in Minnesota that were lower than interim rates in effect in the second quarter of 2017.

●

A $1.9 million reduction in revenues related to a reduction in transmission costs, including lower federal income taxes under the TCJA, recoverable in rates and through Transmission Cost Recovery riders.

●

A $1.3 million decrease in North Dakota and South Dakota ECR rider revenues related to less federal taxes being recovered through the riders due to the TCJA and a lower investment balance in environmental upgrades due to depreciation.

Wholesale electric revenues increased $1.5 million due to a 60.1% increase in wholesale kwh sales and an 8.2% increase in wholesale electric prices. Increased demand and higher wholesale prices combined with increased availability of OTP generating units provided greater opportunity for economic dispatch and wholesale energy sales in the first six months of 2018 compared with the first six month of 2017.

Other electric revenues decreased $0.3 million mostly due to a $0.2 million sales tax refund that was recorded in the second quarter of 2017.

Production fuel costs increased $5.7 million, mainly due to a 38.1% increase in kwhs generated from OTP’s fuel burning plants to provide electricity for the increase in retail and wholesale demand driven by the colder weather in our service territory in the first four months of 2018 and warmer weather in May and June of 2018 compared with the same periods in 2017.

The cost of purchased power to serve retail customers increased $0.4 million due to an 11.9% increase in the cost per kwh purchased driven by higher market demand resulting from colder weather in the first four months of 2018 and warmer weather in May and June of 2018 compared with the same periods in 2017.

Electric operating and maintenance expenses increased $3.2 million, including:

●	A $1.6 million increase in labor and benefit costs due to an increase in labor related expenses, mainly pension and medical benefit costs for both retired and active employees.

●	A $0.9 million increase in CIP costs.

●	A $0.5 million increase in software licensing costs.

●	A $0.8 million increase in storm repair expenses related to damages caused by severe weather in the first quarter and in June 2018.

●	A $0.3 million increase in vegetation maintenance costs.

offset by:

●	A $0.9 million reduction in independent system operator transmission service charges.

Property tax expense decreased $0.4 million due to lower tax valuations.

Depreciation expense increased $1.7 million mainly due to an increase in transmission project unitization and the Big Stone South-Brookings transmission line being placed in service in September 2017.

Manufacturing

	Six Months Ended
	June 30,			%
(in thousands)	2018	2017	Change	Change
Operating Revenues	$136,816	$117,721	$19,095	16.2
Cost of Products Sold	103,885	89,763	14,122	15.7
Operating Expenses	14,312	11,422	2,890	25.3
Depreciation and Amortization	7,614	7,731	(117)	(1.5)
Operating Income	$11,005	$8,805	$2,200	25.0

The $19.1 million increase in revenues in our Manufacturing segment includes the following:

●

Revenues at BTD increased $17.8 million, including increases in parts sales of $6.4 million to manufacturers of recreational vehicles, $5.3 million to manufacturers of construction equipment and $4.7 million to manufacturers of agricultural equipment. Revenues from scrap metal sales increased $1.0 million due to higher scrap volumes from increased production and a 10% increase in scrap metal pricing.

●

Revenues at T.O. Plastics improved $1.1 million due to increased sales of horticultural containers across its customer base and increased sales of life sciences products of $0.1 million between periods.

The $14.1 million increase in cost of products sold in our Manufacturing segment includes the following:

●	Cost of products sold at BTD increased $13.0 million in relationship to increased parts sales.

●	Cost of products sold at T.O. Plastics increased $1.1 million related to the increase in product sales.

The $2.9 million increase in operating expenses in our Manufacturing segment includes a $2.8 million increase in expenses at BTD due to due to a $1.3 million increase in short-term incentives, $1.0 million in increased computer-related expenses, travel and other administrative and general expenses, and a $0.5 million increase in labor and benefit expenses due to more employees.

Plastics

	Six Months Ended
	June 30,			%
(in thousands)	2018	2017	Change	Change
Operating Revenues	$104,129	$87,708	$16,421	18.7
Cost of Products Sold	78,452	69,530	8,922	12.8
Operating Expenses	5,876	4,733	1,143	24.1
Depreciation and Amortization	1,905	1,854	51	2.8
Operating Income	$17,896	$11,591	$6,305	54.4

Plastics segment revenues increased $16.4 million due to a 15.8% increase in PVC pipe prices and a 2.5% increase in pounds of PVC pipe sold. The increase in revenue was partially offset by an $8.9 million increase in cost of products sold due to the increase in sales volume and a 10.1% increase in costs per pound of pipe sold. The increase in pipe prices in excess of the increase in cost of products sold resulted in a $7.5 million increase in gross margin on pipe sold. Plastics segment operating expenses increased by $1.1 million due to an increase in incentives earned and commissions paid on higher sales.

Corporate

Corporate includes items such as corporate staff and overhead costs, the results of our captive insurance company and other items excluded from the measurement of operating segment performance. Corporate is not an operating segment. Rather it is added to operating segment totals to reconcile to totals on our consolidated statements of income.

	Six Months Ended
	June 30,			%
(in thousands)	2018	2017	Change	Change
Operating Expenses	$4,969	$3,849	$1,120	29.1
Depreciation and Amortization	88	17	71	417.6

Corporate operating expenses increased $1.1 million, mainly as a result of a $0.4 million increase contracted service expenses, a $0.4 million increase in professional services and dues expenses and a $0.3 million increase in employee benefit costs.

Other Income

The $0.8 million increase in other income in the six months ended June 30, 2018 compared with the six months ended June 30, 2017 is mostly due to a $0.7 million increase in the allowance for equity funds used during construction (AFUDC) in our Electric segment resulting from an increase in construction work in progress subject to AFUDC.

Income Taxes – Continuing Operations

Income tax expense - continuing operations decreased $5.4 million in the six months ended June 30, 2018 compared with the six months ended June 30, 2017 mainly due to the reduction in the federal income tax rate from 35% to 21% under the TCJA, partially offset by an increase in income tax expense resulting from a $3.3 million increase in income from continuing operations before income taxes. The following table provides a reconciliation of income tax expense calculated at our net composite federal and state statutory rate on income from continuing operations before income taxes and income tax expense for continuing operations reported on our consolidated statements of income for the six-month periods ended June 30, 2018 and 2017:

	Six Months Ended June 30,
(in thousands)	2018	2017
Income Before Income Taxes – Continuing Operations	$51,759	$48,506
Tax Computed at Company’s Net Composite Federal and State Statutory Rate (26% for 2018, 39% for 2017)	$13,457	$18,917
Increases (Decreases) in Tax from:
Property Related Differences and Other Regulatory Adjustments	(2,098)	140
Federal Production Tax Credits (PTCs)	(2,050)	(4,062)
Excess Tax Deduction – Equity Method Stock Awards	(624)	(697)
Other Comprehensive Income Deferred Tax Rate Adjustment	(531)	--
North Dakota Wind Tax Credit Amortization – Net of Federal Taxes	(516)	(425)
Research and Development and Other Tax Credits	(409)	(387)
Allowance for Funds Used During Construction – Equity	(278)	(158)
Employee Stock Ownership Plan Dividend Deduction	(199)	(345)
Section 199 Domestic Production Activities Deduction	--	(660)
Other Items – Net	96	(63)
Income Tax Expense – Continuing Operations	$6,848	$12,260
Effective Income Tax Rate – Continuing Operations	13.2%	25.3%

Federal PTCs are recognized as wind energy is generated based on a per kwh rate prescribed in applicable federal statutes. OTP’s kwh generation from its wind turbines eligible for PTCs decreased 48.6% in the six months ended June 30, 2018 compared with the six months ended June 30, 2017 due to the PTC eligibility period ending for one of OTP’s wind farms. North Dakota wind energy credits are based on dollars invested in qualifying facilities and are being recognized on a straight-line basis over 25 years.

Financial Position

The following table presents the status of our lines of credit as of June 30, 2018 and December 31, 2017:

(in thousands)	Line Limit	In Use on June 30, 2018	Restricted due to Outstanding Letters of Credit	Available on June 30, 2018	Available on December 31, 2017
Otter Tail Corporation Credit Agreement	$130,000	$6,102	$--	$123,898	$130,000
OTP Credit Agreement	170,000	14,875	300	154,825	57,329
Total	$300,000	$20,977	$300	$278,723	$187,329

We believe we have the necessary liquidity to effectively conduct business operations for an extended period if needed. Our balance sheet is strong and we are in compliance with our debt covenants. Financial flexibility is provided by operating cash flows, unused lines of credit, strong financial coverages, investment grade credit ratings and alternative financing arrangements such as leasing.

We believe our financial condition is strong and our cash, other liquid assets, operating cash flows, existing lines of credit, access to capital markets and borrowing ability because of investment-grade credit ratings, when taken together, provide adequate resources to fund ongoing operating requirements and future capital expenditures related to expansion of existing businesses and development of new projects. On May 3, 2018 we filed a shelf registration statement with the SEC under which we may offer for sale, from time to time, either separately or together in any combination, equity, debt or other securities described in the shelf registration statement, which expires on May 3, 2021. On May 3, 2018, we also filed a shelf registration statement with the SEC for the issuance of up to 1,500,000 common shares until May 3, 2021, under the Company's Automatic Dividend Reinvestment and Share Purchase Plan (the Plan), which permits shares purchased by participants in the Plan to be either new issue common shares or common shares purchased in the open market. On May 1, 2018 our Distribution Agreement with J.P. Morgan Securities (JPMS) ended as required under the agreement. We expect to establish a new ATM offering program to replace our prior program under which we may offer and sell our common shares from time to under the shelf registration statement.

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

Cash provided by operating activities of continuing operations was $53.6 million for the six months ended June 30, 2018 compared with cash provided by operating activities of $69.3 million for the six months ended June 30, 2017. Primary reasons for the $15.7 million decrease in cash provided by continuing operations between the periods were:

●	A $20.0 million increase in discretionary contributions to the corporation’s funded pension plan.

●	A $6.6 million reduction in the level of increases in deferred tax liabilities related to lower federal income tax rate under the 2017 TCJA.

offset by:

●	An $8.5 million increase in net income.

●	A $1.7 million increase in depreciation and amortization expense.

Net cash used in investing activities was $49.7 million for the six months ended June 30, 2018 compared with $56.6 million for the six months ended June 30, 2017. The $6.9 million decrease in cash used for investing activities includes a $7.3 million decrease in capital expenditures, mainly due to a $10.5 million reduction in cash used for capital expenditures at OTP as the Big Stone South–Brookings 345 kiloVolt (kV) transmission line project, placed in service September 2017, was under construction during the first six months of 2017. OTP work continues on the Big Stone South–Ellendale 345 kV transmission line project and on a major project to replace its customer information system. Cash used for capital expenditures at BTD increased $2.3 million between periods mainly due to the addition of manufacturing equipment to add capabilities and expand capacity at all of BTD’s manufacturing plants. Corporate capital expenditures increased $0.9 million between periods for leasehold improvements and office equipment purchased in 2018 in connection with an April 2018 office move.

Net cash used in financing activities was $18.9 million for the six months ended June 30, 2018 compared with $12.7 million for the six months ended June 30, 2017. Financing activities in the first six months of 2018 included proceeds from the issuance of $100 million in privately placed 4.07% Senior Unsecured Notes due February 7, 2048, which were used to pay down a portion of borrowings then outstanding under the OTP Credit Agreement. Additional borrowings under our credit agreements were used to fund a portion of capital expenditures in the first six months of 2018. Common dividend payments of $26.6 million in the first six months of 2018 contributed to the $15.2 million reduction in cash and cash equivalents during the period.

Financing activities in the first six months of 2017 included $25.3 million in common dividend payments, offset by a net increase in short-term and long-term borrowings and checks issued in excess of cash of $10.1 million and an increase in proceeds for the issuance of common stock net of repurchases of $2.5 million.

CAPITAL REQUIREMENTS

2018-2022 Capital Expenditures

The following table shows our 2017 capital expenditures and 2018 through 2022 anticipated capital expenditures and electric utility average rate base updated as of June 30, 2018. The primary items driving the changes in planned capital expenditures are a change in the timing of expenditures for the Merricourt wind generation project due to a change in the expected timing of MISO interconnection approval, and acceleration from 2023 to 2022 of the exercise of a purchase option on the Ashtabula III wind farm in North Dakota.

(in millions)	2017	2018	2019	2020	2021	2022	Total
Capital Expenditures:
Electric Segment:
Renewables and Natural Gas Generation		$2	$163	$267	$20	$82	$534
Transformative Technology and Infrastructure		2	16	30	40	38	126
Transmission		38	26	10	13	9	96
Other		49	44	41	44	46	224
Total Electric Segment	$119	$91	$249	$348	$117	$175	$980
Manufacturing and Plastics Segments	14	15	14	15	14	14	72
Total Capital Expenditures	$133	$106	$263	$363	$131	$189	$1,052

Total Electric Utility Average Rate Base	$1,055	$1,108	$1,171	$1,430	$1,561	$1,597

The consolidated capital expenditure plan for the 2018-2022 time period calls for $1.05 billion based on the need for additional wind and solar in rate base and capital spending for Astoria Station, a natural gas-fired plant that is expected to replace Hoot Lake Plant when it is retired in 2021. Given the increased capital expenditure plan, our compounded annual growth rate in rate base is projected to be approximately 9% from 2017 through 2022. Execution on the currently anticipated electric utility capital expenditure plan is expected to grow rate base and be a key driver in increasing utility earnings over the 2018 through 2022 timeframe.

On November 16, 2016 OTP entered into an Asset Purchase Agreement (the Purchase Agreement) with EDF Renewable Development, Inc. and certain of its affiliated companies (EDF) to purchase and assume the development assets associated with a 150-megawatt (MW) wind farm in southeastern North Dakota (the Merricourt Project) for a purchase price of $34.7 million, subject to adjustments for interconnection costs. The Purchase Agreement will close on the satisfactory receipt of regulatory reviews, interconnection costs and approval and other conditions. On the same day, OTP entered into a Turnkey Engineering, Procurement and Construction Services Agreement with EDF that will be effective upon the closing of the Purchase Agreement pursuant to which EDF will construct the wind farm with a targeted completion date in 2020 for consideration of $200.5 million, subject to certain adjustments, payable following the closing of the Purchase Agreement in installments in connection with certain project construction milestones. Dependent on the expected timing of MISO interconnection approval, construction of the Merricourt Project is currently anticipated to begin in 2019. The agreements contain representations, warranties, covenants and indemnities customary to transactions of this type and include provisions for liquidated damages to be paid by EDF in the event of certain occurrences described in the agreements. As of June 30, 2018,

OTP had capitalized approximately $4.5 million in development costs associated with the Merricourt Project. A final order for an Advance Determination of Prudence (ADP), subject to qualifications and compliance obligations, and a Certificate of Public Convenience and Necessity were issued by the NDPSC on November 3, 2017. On October 26, 2017 the MPUC approved the facility under the Renewable Energy Standard making the Merricourt Project eligible for cost recovery under the Minnesota Renewable Resource Recovery rider, subject to qualifications and reporting obligations.

In addition to the Merricourt Project, OTP is moving forward with plans for the development, construction and ownership of a 250-MW simple-cycle natural gas-fired combustion turbine generation facility near Astoria, South Dakota (Astoria Station) as part of its plan to reliably meet customers’ electric needs, replace expiring capacity purchase agreements and prepare for the planned retirement of its Hoot Lake Plant in 2021. OTP expects the project will cost approximately $165 million. As of June 30, 2018, OTP had capitalized approximately $5.6 million in development costs associated with Astoria Station. A final order granting ADP for Astoria Station was issued by the NDPSC on November 3, 2017, subject to certain qualifications and compliance obligations. On July 26, 2018 the SDPUC voted to approve the site permit for Astoria Station.

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

Contractual Obligations

In the first quarter of 2018 OTP entered into an agreement to lease rail cars for transporting coal to Hoot Lake Plant. In the second quarter of 2018 BTD entered into an agreement to lease manufacturing and warehouse space in a building near its Georgia plant for a term of five years from July 2018 through June 2023. As a result, our operating lease obligations reported in the table on page 50 of our Annual Report on Form 10-K for the year ended December 31, 2017 increased $0.3 million for 2018, $1.3 million for 2019 and 2020, $0.9 million for 2021 and 2022, and $0.3 million for 2023.

Regulatory Issues

Fuel and Purchased Power Costs Recovery—On December 19, 2017, the MPUC issued an order authorizing the implementation of a new fuel clause adjustment mechanism to be implemented July 1, 2019. Prior to implementation, OTP will be required to submit forecasted monthly fuel cost rates for the twelve-month period beginning July 1, 2019. Upon approval by the MPUC, those rates will be published in advance of each year to give customers notice of the next years’ monthly fuel rates, and those will be the rates OTP will charge per kwh to cover fuel costs. OTP will track its actual costs throughout the year and then file an annual report with the MPUC comparing the actual cost per kwh to the billed cost per kwh to determine if any over or under collection of costs occurred. OTP would refund any over-collections, or in the case of an under-collection, need to show prudence of costs before allowed recovery of under-collections. The refund of any over-collection or recovery of any under-collection would be handled through a true-up mechanism. OTP is working with other Minnesota utilities, the MNDOC and other stakeholders to address questions and further develop the mechanism prior to implementation.

On implementation of the order, OTP will be required to reserve revenues, accrue a liability and refund amounts of fuel and purchased power and related costs collected in excess of amounts for which it was granted recovery in its rate case or annual fuel cost adjustment filing that preceded the annual period of recovery. OTP will no longer be able to accrue revenue and a regulatory asset for fuel and purchased power costs incurred in excess of amounts it was allowed to recover unless and until recovery of those excess amounts has been granted through a true-up mechanism that will be provided for in a subsequent order by the MPUC. This mechanism for recovery of fuel and purchased power and related costs incurred to serve Minnesota customers could result in reductions in Electric segment operating income margins and could increase variability in our consolidated net income in future periods if those costs exceed forecasted costs.

CAPITAL RESOURCES

On May 3, 2018 we filed a shelf registration statement with the SEC under which we may offer for sale, from time to time, either separately or together in any combination, equity, debt or other securities described in the shelf registration statement, which expires on May 3, 2021. On May 3, 2018 we also filed a shelf registration statement with the SEC for the issuance of up to 1,500,000 common shares under our Automatic Dividend Reinvestment (DRIP) and Share Purchase Plan (the Plan), which permits shares purchased by participants in the Plan to be either new issue common shares or common shares purchased in the open market. The shelf registration for the Plan expires on May 3, 2021. On May 1, 2018 our Distribution Agreement with JPMS ended. We expect to establish a new At-the-Market offering program to replace our prior program under which we may offer and sell our common shares from time to under the shelf registration statement.

Short-Term Debt

The following table presents the status of our lines of credit as of June 30, 2018 and December 31, 2017:

(in thousands)	Line Limit	In Use on June 30, 2018	Restricted due to Outstanding Letters of Credit	Available on June 30, 2018	Available on December 31, 2017
Otter Tail Corporation Credit Agreement	$130,000	$6,102	$--	$123,898	$130,000
OTP Credit Agreement	170,000	14,875	300	154,825	57,329
Total	$300,000	$20,977	$300	$278,723	$187,329

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

2016 Note Purchase Agreement

On September 23, 2016 we entered into a Note Purchase Agreement (the 2016 Note Purchase Agreement) with the purchasers named therein, pursuant to which we agreed to issue to the purchasers, in a private placement transaction, $80 million aggregate principal amount of our 3.55% Guaranteed Senior Notes due December 15, 2026 (the 2026 Notes). The 2026 Notes were issued on December 13, 2016. Our obligations under the 2016 Note Purchase Agreement and the 2026 Notes are guaranteed by our Material Subsidiaries (as defined in the 2016 Note Purchase Agreement, but specifically excluding OTP). The proceeds from the issuance of the 2026 Notes were used to repay the remaining $52,330,000 of our 9.000% Senior Notes due December 15, 2016, and to pay down a portion of the $50 million in funds borrowed in February 2016 under a Term Loan Agreement.

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

Financial Covenants

We were in compliance with the financial covenants in our debt agreements as of June 30, 2018.

No Credit or Note Purchase Agreement contains any provisions that would trigger an acceleration of the related debt as a result of changes in the credit rating levels assigned to the related obligor by rating agencies.

Our borrowing agreements are subject to certain financial covenants. Specifically:

●

Under the Otter Tail Corporation Credit Agreement and the 2016 Note Purchase Agreement, we may not permit the ratio of our Interest-bearing Debt to Total Capitalization to be greater than 0.60 to 1.00 or permit our Interest and Dividend Coverage Ratio to be less than 1.50 to 1.00 (each measured on a consolidated basis). As of June 30, 2018, our Interest and Dividend Coverage Ratio calculated under the requirements of the Otter Tail Corporation Credit Agreement and the 2016 Note Purchase Agreement was 4.59 to 1.00.

●	Under the 2016 Note Purchase Agreement, we may not permit our Priority Indebtedness to exceed 10% of our Total Capitalization.

●	Under the OTP Credit Agreement, OTP may not permit the ratio of its Interest-bearing Debt to Total Capitalization to be greater than 0.60 to 1.00.

●

Under the 2007 Note Purchase Agreement and 2011 Note Purchase Agreement, OTP may not permit the ratio of its Consolidated Debt to Total Capitalization to be greater than 0.60 to 1.00 or permit its Interest and Dividend Coverage Ratio to be less than 1.50 to 1.00, in each case as provided in the related borrowing agreement, and OTP may not permit its Priority Debt to exceed 20% of its Total Capitalization, as provided in the related agreement. As of June 30, 2018, OTP’s Interest and Dividend Coverage Ratio and Interest Charges Coverage Ratio, calculated under the requirements of the 2007 Note Purchase Agreement and 2011 Note Purchase Agreement, was 3.43 to 1.00.

●

Under the 2013 Note Purchase Agreement and the 2018 Note Purchase Agreement, OTP may not permit its Interest-bearing Debt to exceed 60% of Total Capitalization and may not permit its Priority Indebtedness to exceed 20% of its Total Capitalization, in each case as provided in the related agreement.

As of June 30, 2018, our ratio of Interest-bearing Debt to Total Capitalization was 0.46 to 1.00 on a consolidated basis and 0.48 to 1.00 for OTP. Neither Otter Tail Corporation nor OTP had any Priority Indebtedness outstanding as of June 30, 2018.

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

2018 BUSINESS OUTLOOK

We are raising our 2018 consolidated diluted earnings per share guidance for a second time from our initial guidance range of $1.80 to $1.95 to be in the range of $1.95 to $2.10. On May 7, 2018 we increased our guidance range to $1.90 to $2.05. The revised guidance is due to stronger-than-expected results from our Plastics segment in the first six months of 2018 and reflects strategies for improving future operating results. We have taken into consideration the cyclical nature of some of our businesses as well as current regulatory factors and economic challenges facing our Electric, Manufacturing and Plastics segments. We currently expect capital expenditures for 2018 to be $106 million compared with actual cash used for capital expenditures of $133 million in 2017. Our planned expenditures for 2018 include $33 million for the Big Stone South-Ellendale transmission line project, which positively impacts earnings by providing an immediate return on invested funds through rider recovery mechanisms.

Segment components of our 2018 earnings per share guidance range compared with 2017 actual earnings are as follows:

	2017 EPS by	2018 Guidance February 12, 2018		2018 Guidance May 7, 2018		2018 Guidance August 6, 2018
Diluted Earnings Per Share	Segment	Low	High	Low	High	Low	High
Electric	$1.24	$1.34	$1.37	$1.34	$1.37	$1.34	$1.37
Manufacturing	$0.28	$0.26	$0.30	$0.26	$0.30	$0.26	$0.30
Plastics	$0.54	$0.36	$0.40	$0.48	$0.52	$0.55	$0.59
Corporate	$(0.25)	$(0.16)	$(0.12)	$(0.18)	$(0.14)	$(0.20)	$(0.16)
Total – Continuing Operations	$1.81	$1.80	$1.95	$1.90	$2.05	$1.95	$2.10
Return on Equity	10.6%	10.1%	10.9%	10.6%	11.5%	10.9%	11.8%

Contributing to our revised earnings guidance for 2018 are the following items:

●	We expect 2018 Electric segment net income to be higher than 2017 segment net income based on:

o	Normal weather for the remainder of 2018. Milder than normal weather in 2017 negatively impacted diluted earnings per share by an estimated $0.04 compared to normal.

o

Constructive outcome of the rate case filed in North Dakota on November 2, 2017, with a full year of increased interim rates in 2018, and constructive outcome of the rate case filed in South Dakota on April 20, 2018. Our ability to obtain final rates similar to interim rates and reasonable rates of return depends on regulatory action under applicable statutes and regulations. We expect the effects of any reduction in interim or final rates due to lower tax rates in the new tax law to be offset by lower tax expenses. We cannot provide assurance our interim rates will become final.

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

o	Higher depreciation expense due to large capital projects being put into service.

o

Increased interest expense related to replacing short-term debt at an average annual rate of 2.4% with long-term debt at a rate of 4.07% along with an increase in combined short-term and long-term borrowings to finance portions of 2018 planned capital expenditures.

●	We expect 2018 net income from our Manufacturing segment to increase over 2017 based on:

o	An increase in earnings at BTD from an increase in year-over-year sales and planned improvement in operating margins through continued cost reductions.

o	An increase in earnings from T.O. Plastics mainly driven by year-over-year sales growth in our horticulture, life science and industrial markets.

o	Lower income taxes due to lower federal tax rates implemented as part of the TCJA.

o	Backlog for the manufacturing companies of approximately $107 million for 2018 compared with $84 million one year ago.

●

We are increasing our earnings per share guidance from the Plastics segment based on continued strong performance through the second quarter driven by higher than expected operating margins with business conditions expected to remain solid through the rest of the year. We now expect 2018 earnings to be in line with 2017 earnings and earnings per share. Earnings in 2017 included an estimated impact of $0.09 per diluted share due to market reaction to hurricanes in the Gulf of Mexico. Plastics segment net income for 2018 also will be positively affected by lower federal tax rates in the TCJA.

●

Corporate costs, net of tax, are expected to be higher in 2018 than in 2017, when excluding the effect of revaluing deferred tax assets ($0.18 per share) related to tax reform on 2017 net losses. The higher net-of-tax costs expected in 2018 are due, in part, to the lower federal tax rate in effect in 2018 under the TCJA. As was the case in the first quarter, the change in the guidance range for corporate costs is due to an additional increase in employee benefit costs resulting from increased earnings.

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

We use estimates based on the best information available in recording transactions and balances resulting from business operations. Estimates are used for such items as depreciable lives, asset impairment evaluations, tax provisions, collectability of trade accounts receivable, self-insurance programs, unbilled electric revenues, interim rate refunds, warranty reserves and actuarially determined benefits costs and liabilities. As better information becomes available or actual amounts are known, estimates are revised. Operating results can be affected by revised estimates. Actual results may differ from these estimates under different assumptions or conditions. Management has discussed the application of these critical accounting policies and the development of these estimates with the Audit Committee of the board of directors. A discussion of critical accounting policies is included under the caption “Critical Accounting Policies Involving Significant Estimates” on pages 57 through 59 of our Annual Report on Form 10-K for the year ended December 31, 2017. There were no material changes in critical accounting policies or estimates during the quarter ended June 30, 2018.

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

●

We rely on our information systems to conduct our business. Failure to protect these systems against security breaches or cyber-attacks could adversely affect our business and results of operations. If these systems fail or become unavailable for a significant period of time, our business could be harmed.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

At June 30, 2018 we had exposure to market risk associated with interest rates because we had $6.1 million in short-term debt outstanding subject to variable interest rates indexed to LIBOR plus 1.50% under the Otter Tail Corporation Credit Agreement and OTP had $14.9 million in short-term debt outstanding on June 30, 2018 subject to variable interest rates indexed to LIBOR plus 1.25% under the OTP Credit Agreement.

All of our remaining consolidated long-term debt outstanding on June 30, 2018 has fixed interest rates. We manage our interest rate risk through the issuance of fixed-rate debt with varying maturities, through economic refunding of debt through optional refundings, limiting the amount of variable interest rate debt, and the utilization of short-term borrowings to allow flexibility in the timing and placement of long-term debt.

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

Item 4.  Controls and Procedures

Under the supervision and with the participation of company management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of June 30, 2018, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2018.

During the fiscal quarter ended June 30, 2018, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We do not have a publicly announced stock repurchase program. The following table shows common shares of the Company that were surrendered to us by employees to pay taxes in connection with shares issued for incentive awards in April 2018 under our 2014 Stock Incentive Plan:

Calendar Month	Total Number of Shares Purchased	Average Price Paid per Share
April 2018	936	$43.70
May 2018	--	--
June 2018	--	--
Total	936

Item 6.      Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Financial statements from the Quarterly Report on Form 10-Q of Otter Tail Corporation for the quarter ended June 30, 2018, formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows and (v) the Condensed Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OTTER TAIL CORPORATION

By:    /s/ Kevin G. Moug

Kevin G. Moug
      Chief Financial Officer and Senior Vice President
   (Chief Financial Officer/Authorized Officer)

Dated:  August 9, 2018