Form 10-Q
period 2018-09-30
Otter Tail Corp
filed 2018-11-09
CIK 1466593

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2018

OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	0-53713

OTTER TAIL CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota	27-0383995
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

215 South Cascade Street, Box 496, Fergus Falls, Minnesota	56538-0496
(Address of principal executive offices)	(Zip Code)

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

Yes ☐       No ☑

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:

October 31, 2018 – 39,664,884 Common Shares ($5 par value)

OTTER TAIL CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. financial statements

Otter Tail Corporation
Consolidated Balance Sheets
(not audited)

(in thousands)	September 30, 2018	December 31, 2017

Assets

Current Assets
Cash and Cash Equivalents	$649	$16,216
Accounts Receivable:
Trade—Net	96,095	68,466
Other	8,036	7,761
Inventories	94,615	88,034
Unbilled Receivables	16,855	22,427
Income Taxes Receivable	--	1,181
Regulatory Assets	16,552	22,551
Other	8,611	12,491
Total Current Assets	241,413	239,127

Investments	9,123	8,629
Other Assets	36,721	36,006
Goodwill	37,572	37,572
Other Intangibles—Net	12,746	13,765
Regulatory Assets	124,553	129,576

Plant
Electric Plant in Service	2,000,313	1,981,018
Nonelectric Operations	225,620	216,937
Construction Work in Progress	183,397	141,067
Total Gross Plant	2,409,330	2,339,022
Less Accumulated Depreciation and Amortization	844,042	799,419
Net Plant	1,565,288	1,539,603

Total Assets	$2,027,416	$2,004,278

See accompanying condensed notes to consolidated financial statements.

Otter Tail Corporation
Consolidated Balance Sheets
(not audited)

(in thousands, except share data)	September 30, 2018	December 31, 2017

Liabilities and Equity

Current Liabilities
Short-Term Debt	$15,489	$112,371
Current Maturities of Long-Term Debt	169	186
Accounts Payable	91,033	84,185
Accrued Salaries and Wages	21,486	21,534
Accrued Federal and State Income Taxes	2,708	--
Other Accrued Taxes	15,269	16,808
Regulatory Liabilities	7,926	9,688
Other Accrued Liabilities	9,373	11,389
Liabilities of Discontinued Operations	--	492
Total Current Liabilities	163,453	256,653

Pensions Benefit Liability	89,139	109,708
Other Postretirement Benefits Liability	70,703	69,774
Other Noncurrent Liabilities	25,889	22,769

Commitments and Contingencies (note 8)

Deferred Credits
Deferred Income Taxes	108,699	100,501
Deferred Tax Credits	20,325	21,379
Regulatory Liabilities	231,594	232,893
Other	2,328	3,329
Total Deferred Credits	362,946	358,102

Capitalization
Long-Term Debt—Net	589,984	490,380

Cumulative Preferred Shares – Authorized 1,500,000 Shares Without Par Value; Outstanding – None	--	--

Cumulative Preference Shares – Authorized 1,000,000 Shares Without Par Value; Outstanding – None	--	--

Common Shares, Par Value $5 Per Share—Authorized, 50,000,000 Shares; Outstanding, 2018—39,664,884 Shares; 2017—39,557,491 Shares	198,324	197,787
Premium on Common Shares	343,210	343,450
Retained Earnings	189,575	161,286
Accumulated Other Comprehensive Loss	(5,807)	(5,631)
Total Common Equity	725,302	696,892

Total Capitalization	1,315,286	1,187,272

Total Liabilities and Equity	$2,027,416	$2,004,278

See accompanying condensed notes to consolidated financial statements.

Otter Tail Corporation
Consolidated Statements of Income
(not audited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per-share amounts)	2018	2017	2018	2017
Operating Revenues
Electric:
Revenues from Contracts with Customers	$105,749	$102,923	$334,858	$325,360
Changes in Accrued Revenues under Alternative Revenue Programs	(317)	471	(2,757)	(1,192)
Total Electric Revenues	105,432	103,394	332,101	324,168
Product Sales under Contracts with Customers	122,230	113,063	363,175	318,492
Total Operating Revenues	227,662	216,457	695,276	642,660
Operating Expenses
Production Fuel – Electric	17,129	16,096	51,723	44,955
Purchased Power – Electric	9,664	13,371	45,659	48,935
Electric Operation and Maintenance Expenses	33,897	35,469	111,113	109,494
Cost of Products Sold (depreciation included below)	93,361	86,230	275,691	245,520
Other Nonelectric Expenses	12,547	10,631	37,690	30,625
Depreciation and Amortization	18,708	17,927	56,216	53,689
Property Taxes – Electric	4,094	3,721	11,202	11,228
Total Operating Expenses	189,400	183,445	589,294	544,446
Operating Income	38,262	33,012	105,982	98,214
Interest Charges	7,549	7,393	22,597	22,382
Nonservice Cost Components of Postretirement Benefits	1,326	1,403	4,129	4,215
Other Income	1,245	592	3,135	1,697
Income Before Income Taxes – Continuing Operations	30,632	24,808	82,391	73,314
Income Tax Expense – Continuing Operations	7,359	7,035	14,207	19,295
Net Income from Continuing Operations	23,273	17,773	68,184	54,019
Discontinued Operations
(Loss) Income – net of Income Tax (Savings) Expense of $0, ($25), $0 and $53 for the respective periods	--	(39)	--	78
Net Income	23,273	17,734	68,184	54,097

Average Number of Common Shares Outstanding – Basic	39,621,524	39,507,581	39,592,705	39,440,416
Average Number of Common Shares Outstanding – Diluted	39,903,565	39,795,366	39,882,105	39,712,862

Basic Earnings Per Common Share:
Continuing Operations	$0.59	$0.45	$1.72	$1.37
Discontinued Operations	--	--	--	--
	$0.59	$0.45	$1.72	$1.37
Diluted Earnings Per Common Share:
Continuing Operations	$0.58	$0.45	$1.71	$1.36
Discontinued Operations	--	--	--	--
	$0.58	$0.45	$1.71	$1.36

Dividends Declared Per Common Share	$0.335	$0.320	$1.005	$0.960

See accompanying condensed notes to consolidated financial statements.

Otter Tail Corporation
Consolidated Statements of Comprehensive Income
(not audited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Net Income	$23,273	$17,734	$68,184	$54,097
Other Comprehensive Income (Loss):
Unrealized (Losses) Gains on Available-for-Sale Securities:
Reversal of Previously Recognized Losses (Gains) Realized on Sale of Investments and Included in Other Income During Period	4	(1)	(106)	(2)
Unrealized (Losses) Gains Arising During Period	(14)	52	(93)	90
Income Tax Benefit (Expense)	2	(18)	42	(31)
Change in Unrealized (Losses) Gains on Available-for-Sale Securities – net-of-tax	(8)	33	(157)	57
Pension and Postretirement Benefit Plans:
Amortization of Unrecognized Postretirement Benefit Losses and Costs (note 10)	232	157	692	473
Income Tax Expense	(60)	(63)	(180)	(189)
Adjustment to Income Tax Expense Related to 2017 Tax Cuts and Jobs Act	--	--	(531)	--
Pension and Postretirement Benefit Plans – net-of-tax	172	94	(19)	284
Total Other Comprehensive Income (Loss)	164	127	(176)	341
Total Comprehensive Income	$23,437	$17,861	$68,008	$54,438

See accompanying condensed notes to consolidated financial statements.

Otter Tail Corporation
Consolidated Statements of Cash Flows
(not audited)

	Nine Months Ended September 30,
(in thousands)	2018	2017
Cash Flows from Operating Activities
Net Income	$68,184	$54,097
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Net Income from Discontinued Operations	--	(78)
Depreciation and Amortization	56,216	53,689
Deferred Tax Credits	(1,054)	(1,102)
Deferred Income Taxes	7,529	15,680
Change in Deferred Debits and Other Assets	10,641	7,875
Discretionary Contribution to Pension Plan	(20,000)	--
Change in Noncurrent Liabilities and Deferred Credits	(191)	1,788
Allowance for Equity/Other Funds Used During Construction	(1,586)	(636)
Stock Compensation Expense—Equity Awards	3,402	2,765
Other—Net	(201)	99
Cash (Used for) Provided by Current Assets and Current Liabilities:
Change in Receivables	(27,804)	(21,122)
Change in Inventories	(6,581)	4,825
Change in Other Current Assets	3,827	3,079
Change in Payables and Other Current Liabilities	5,746	(5,153)
Change in Interest and Income Taxes Receivable/Payable	2,932	(1,595)
Net Cash Provided by Continuing Operations	101,060	114,211
Net Cash Used in Discontinued Operations	(200)	(134)
Net Cash Provided by Operating Activities	100,860	114,077
Cash Flows from Investing Activities
Capital Expenditures	(74,489)	(94,549)
Net Proceeds from Disposal of Noncurrent Assets	1,879	2,456
Cash Used for Investments and Other Assets	(3,324)	(3,158)
Net Cash Used in Investing Activities	(75,934)	(95,251)
Cash Flows from Financing Activities
Change in Checks Written in Excess of Cash	(7)	4,826
Net Short-Term (Repayments) Borrowings	(96,882)	60,754
Proceeds from Issuance of Common Stock	--	4,349
Common Stock Issuance Expenses	(108)	--
Payments for Retirement of Capital Stock	(3,012)	(1,799)
Proceeds from Issuance of Long-Term Debt	100,000	--
Short-Term and Long-Term Debt Issuance Expenses	(441)	--
Payments for Retirement of Long-Term Debt	(148)	(48,172)
Dividends Paid	(39,895)	(37,958)
Net Cash Used in Financing Activities	(40,493)	(18,000)
Net Change in Cash and Cash Equivalents	(15,567)	826
Cash and Cash Equivalents at Beginning of Period	16,216	--
Cash and Cash Equivalents at End of Period	$649	$826

See accompanying condensed notes to consolidated financial statements.

OTTER TAIL CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(not audited)

In the opinion of management, Otter Tail Corporation (the Company) has included all adjustments (including normal recurring accruals) necessary for a fair presentation of the consolidated financial statements for the periods presented. The consolidated financial statements and condensed notes thereto should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Because of seasonal and other factors, the earnings for the three- and nine-month periods ended September 30, 2018 should not be taken as an indication of earnings for all or any part of the balance of the year.

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

Most Electric segment revenues are earned from the generation, transmission and sale of electricity to retail customers at rates approved by regulatory commissions in the states where Otter Tail Power Company (OTP) provides service. OTP also earns revenue from the transmission of electricity for others over the transmission assets it owns separately, or jointly with other transmission service providers, under rate tariffs established by the independent transmission system operator and approved by the Federal Energy Regulatory Commission (FERC). A third source of revenue for OTP comes from the generation and sale of electricity to wholesale customers at contract or market rates. Revenues from all these sources meet the criteria to be classified as revenue from contracts with customers and are recognized over time as energy is delivered or transmitted. Revenue is recognized based on the metered quantity of electricity delivered or transmitted at the applicable rates. For electricity delivered and consumed after a meter is read but prior to the end of the reporting period, OTP records revenue and an unbilled receivable based on estimates of the kilowatt-hours (kwh) of energy delivered to the customer.

ARPs provide for adjustments to rates outside of a general rate case proceeding, usually as a surcharge applied to future billings typically through the use of rate riders subject to periodic adjustments, to encourage or incentivize investments in certain areas such as conservation, renewable energy, pollution reduction or control, improved infrastructure of the transmission grid or other programs that provide benefits to the general public under public policy, laws or regulations. ARP riders generally provide for the recovery of specified costs and investments and include an incentive component to provide the regulated utility with a return on amounts invested. OTP has recovered costs and earned incentives or returns on investments subject to recovery under several ARP rate riders, including:

●	In Minnesota: Transmission Cost Recovery (TCR), Environmental Cost Recovery (ECR), Renewable Resource Adjustment (RRA) and Conservation Improvement Program riders.
●	In North Dakota: TCR, ECR and RRA riders
●	In South Dakota: TCR, ECR and Energy Efficiency Plan (conservation) riders.

OTP accrues ARP revenue on the basis of costs incurred, investments made and returns on those investments that qualify for recovery through established riders. Amounts billed under riders in effect at the time of the billing are included in revenues from contracts with customers net of amounts billed that are subject to refund through future rider adjustments. Amounts accrued and subject to recovery through future rider rate updates and adjustments are reported as ARP revenue adjustments on a separate line in the revenue section of the Company’s consolidated statement of income. See table in note 3 for total revenues billed and accrued under ARP riders for the three- and nine-month periods ended September 30, 2018 and 2017.

Manufacturing Segment Revenues—Companies in the Manufacturing segment, BTD Manufacturing, Inc. (BTD) and T.O. Plastics, Inc. (T.O. Plastics), earn revenue predominantly from the production and delivery of custom-made or standardized parts to customers across several industries. BTD also earns revenue from the production and sale of tools and dies to other manufacturers. For the production and delivery of standardized products and other products made to customer specifications where the terms of the contract require transfer of the completed product, the operating company has met its performance obligation and recognizes revenue at the point in time when the product is shipped and adjusts the revenue for volume rebate variable pricing considerations the company expects the customer will earn and for applicable early payment discounts the company expects the customer will take. For revenue recognized on products when shipped, the operating companies have no further obligation to provide services related to such products. The shipping terms used in these instances are FOB shipping point.

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

See operating revenue table in note 2 for a disaggregation of the Company’s revenues by business segment for the three- and nine-month periods ended September 30, 2018 and 2017.

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

The following tables present, for each of the hierarchy levels, the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017:

September 30, 2018 (in thousands)	Level 1	Level 2	Level 3
Assets:
Investments:
Equity Funds – Held by Captive Insurance Company	$1,373
Corporate Debt Securities – Held by Captive Insurance Company		$6,012
Government-Backed and Government-Sponsored Enterprises’ Debt Securities – Held by Captive Insurance Company		1,527
Other Assets:
Money Market and Mutual Funds – Nonqualified Retirement Savings Plan	776
Total Assets	$2,149	$7,539

December 31, 2017 (in thousands)	Level 1	Level 2	Level 3
Assets:
Investments:
Equity Funds – Held by Captive Insurance Company	$1,285
Corporate Debt Securities – Held by Captive Insurance Company		$5,373
Government-Backed and Government-Sponsored Enterprises’ Debt Securities – Held by Captive Insurance Company		1,787
Other Assets:
Money Market and Mutual Funds – Nonqualified Retirement Savings Plan	823
Total Assets	$2,108	$7,160

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

If the LSA terminates prior to the expiration of its term or the production period terminates prior to December 31, 2040 and the Coyote Station owners purchase all of the outstanding membership interests of CCMC as required by the LSA, the owners will satisfy, or (if permitted by CCMC’s applicable lender) assume, all of CCMC’s obligations owed to CCMC’s lenders under its loans and leases. The Coyote Station owners have limited rights to assign their rights and obligations under the LSA without the consent of CCMC’s lenders during any period in which CCMC’s obligations to its lenders remain outstanding. In the event the contract is terminated because regulations or legislation render the burning of coal cost prohibitive and the assets worthless, OTP’s maximum exposure to loss as a result of its involvement with CCMC as of September 30, 2018 could be as high as $54.8 million, OTP’s 35% share of unrecovered costs.

Inventories

Inventories, valued at the lower of cost or net realizable value, consist of the following:

	September 30,	December 31,
(in thousands)	2018	2017
Finished Goods	$28,907	$26,605
Work in Process	19,124	14,222
Raw Material, Fuel and Supplies	46,584	47,207
Total Inventories	$94,615	$88,034

Goodwill and Other Intangible Assets

An assessment of the carrying amounts of goodwill of the Company’s operating units as of December 31, 2017 indicated the fair values are substantially in excess of their respective book values and not impaired.

The following table indicates there were no changes to goodwill by business segment during the first nine months of 2018:

(in thousands)	Gross Balance December 31, 2017	Accumulated Impairments	Balance (net of impairments) December 31, 2017	Adjustments to Goodwill in 2018	Balance (net of impairments) September 30, 2018
Manufacturing	$18,270	$--	$18,270	$--	$18,270
Plastics	19,302	--	19,302	--	19,302
Total	$37,572	$--	$37,572	$--	$37,572

Intangible assets with finite lives are amortized over their estimated useful lives and reviewed for impairment in accordance with requirements under ASC Topic 360-10-35, Property, Plant, and Equipment—Overall—Subsequent Measurement.

The following table summarizes the components of the Company’s intangible assets at September 30, 2018 and December 31, 2017:

September 30, 2018 (in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Amortization Periods (months)
Amortizable Intangible Assets:
Customer Relationships	$22,491	$9,843	$12,648	15	-	203
Other	154	56	98		23
Total	$22,645	$9,899	$12,746

December 31, 2017 (in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Amortization Periods (months)
Amortizable Intangible Assets:
Customer Relationships	$22,491	$8,994	$13,497	24	-	212
Covenant not to Compete	590	459	131		8
Other	154	17	137		32
Total	$23,235	$9,470	$13,765

The amortization expense for these intangible assets was:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2018	2017	2018	2017
Amortization Expense – Intangible Assets	$329	$336	$1,019	$1,001

The estimated annual amortization expense for these intangible assets for the next five years is:

(in thousands)	2018	2019	2020	2021	2022
Estimated Amortization Expense – Intangible Assets	$1,315	$1,184	$1,133	$1,099	$1,099

Supplemental Disclosures of Cash Flow Information

	As of September 30,
(in thousands)	2018	2017
Noncash Investing Activities:
Transactions Related to Capital Additions not Settled in Cash	$12,059	$17,940

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

The Company’s non-service cost components of net periodic post-retirement benefit costs that were capitalized to plant in service in 2017 that would have been recorded as regulatory assets if the amendments in ASU 2017-07 were applicable in 2017 were $0.8 million. The Company’s non-service costs components of net periodic postretirement benefit costs included in operating expense in 2017 and 2016 that will be reported in other income and deductions in the Company’s 2018 Annual Report on Form 10-K after adoption of ASU 2017-07 were $5.6 million for 2017 and $5.1 million for 2016. Additional information on the allocation of postretirement benefit costs for the three and nine-month periods ended September 30, 2018 and 2017 is provided in note 10 for the Company’s major benefit programs presented.

New Accounting Standards Pending Adoption

ASU 2016-02—In February 2016 the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02). ASU 2016-02 is a comprehensive amendment of the ASC, creating Topic 842, which will supersede the current requirements under ASC Topic 840 on leases and require the recognition of lease assets and lease liabilities on the balance sheet and the disclosure of key information about leasing arrangements. Topic 842 affects any entity that enters into a lease, with some specified scope exemptions. The main difference between previous Generally Accepted Accounting Principles in the United States (GAAP) and Topic 842 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. Topic 842 retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous guidance. Topic 842 also requires qualitative and specific quantitative disclosures by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the amendments in ASU 2016-02 is permitted. The Company has developed a list of all current leases outstanding and continues to review ASU 2016-02, identifying key impacts to its businesses. The Company has determined areas where the amendments in ASU 2016-02 are applicable to its businesses and has evaluated transition options and determined the practical expedients it will elect on implementation. The Company will not apply the amendments in ASU 2016-02 to its consolidated financial statements prior to 2019. Other than first-time recognition of these types of operating leases on the Company’s consolidated balance sheet, the implementation is not expected to have a significant impact on the Company’s consolidated financial statements.

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

OTP is a wholly owned subsidiary of the Company. All of the Company’s other businesses are owned by its wholly owned subsidiary, Varistar Corporation. The Company’s Corporate operating costs include items such as corporate staff and overhead costs, the results of the Company’s captive insurance company and other items excluded from the measurement of operating segment performance. Corporate assets consist primarily of cash, prepaid expenses, investments and fixed assets. Corporate is not an operating segment. Rather, it is added to operating segment totals to reconcile to totals on the Company’s consolidated financial statements.

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

All of the Company’s long-lived assets are within the United States and sales within the United States accounted for 98.1% and 97.9% of its operating revenues for the respective three-month periods ended September 30, 2018 and 2017, and 98.2% and 98.2% of its operating revenues for the respective nine-month periods ended September 30, 2018 and 2017.

The Company evaluates the performance of its business segments and allocates resources to them based on earnings contribution and return on total invested capital. Information for the business segments for the three- and nine-month periods ended September 30, 2018 and 2017 and total assets by business segment as of September 30, 2018 and December 31, 2017 are presented in the following tables:

Operating Revenue

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2018	2017	2018	2017
Electric Segment:
Retail Sales Revenue from Contracts with Customers	$88,750	$88,482	$287,330	$281,615
Changes in Accrued ARP Revenues	(317)	471	(2,757)	(1,192)
Total Retail Sales Revenue	88,433	88,953	284,573	280,423
Wholesale Revenues – Company Generation	2,826	1,549	6,380	3,600
Other Revenues	14,183	12,897	41,179	40,163
Total Electric Segment Revenues	$105,442	$103,399	$332,132	$324,186
Manufacturing Segment:
Metal Parts and Tooling	$55,864	$44,750	$170,179	$142,278
Plastic Products and Tooling	8,790	7,905	26,986	24,833
Other	2,373	1,700	6,678	4,965
Total Manufacturing Segment Revenues	$67,027	$54,355	$203,843	$172,076
Plastics Segment – Sale of PVC Pipe Products	$55,203	$58,708	$159,332	$146,416
Intersegment Eliminations	$(10)	$(5)	$(31)	$(18)
Total	$227,662	$216,457	$695,276	$642,660

Interest Charges

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2018	2017	2018	2017
Electric	$6,509	$6,362	$19,586	$19,187
Manufacturing	555	555	1,664	1,662
Plastics	150	157	460	483
Corporate and Intersegment Eliminations	335	319	887	1,050
Total	$7,549	$7,393	$22,597	$22,382

Income Taxes

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2018	2017	2018	2017
Electric	$5,172	$3,548	$7,881	$12,052
Manufacturing	799	676	3,040	3,304
Plastics	2,276	3,826	6,897	8,074
Corporate	(888)	(1,015)	(3,611)	(4,135)
Total	$7,359	$7,035	$14,207	$19,295

Net Income (Loss)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2018	2017	2018	2017
Electric	$14,567	$10,869	$41,835	$36,563
Manufacturing	3,022	1,608	10,769	6,735
Plastics	6,432	6,092	19,505	13,166
Corporate	(748)	(796)	(3,925)	(2,445)
Discontinued Operations	--	(39)	--	78
Total	$23,273	$17,734	$68,184	$54,097

Identifiable Assets

	September 30,	December 31,
(in thousands)	2018	2017
Electric	$1,695,659	$1,690,224
Manufacturing	186,973	167,023
Plastics	100,981	87,230
Corporate	43,803	59,801
Total	$2,027,416	$2,004,278

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

Major Capital Expenditure Projects

Big Stone South–Ellendale Multi-Value Transmission Project (MVP)—This is a 345-kiloVolt (kV) transmission line that will extend 163 miles between a substation near Big Stone City, South Dakota and a substation near Ellendale, North Dakota. OTP jointly developed this project with Montana-Dakota Utilities Co., a division of MDU Resources Group, Inc., and the parties will have equal ownership interest in the transmission line portion of the project. MISO approved this project as an MVP under the MISO Open Access Transmission, Energy and Operating Reserve Markets Tariff (MISO Tariff) in December 2011. MVPs are designed to enable the region to comply with energy policy mandates and to address reliability and economic issues affecting multiple areas within the MISO region. The cost allocation is designed to ensure the costs of transmission projects with regional benefits are properly assigned to those who benefit. Construction began on this line in the second quarter of 2016 and is expected to be completed in 2019. OTP’s capitalized costs on this project as of September 30, 2018 were approximately $103.6 million, which includes assets that are 100% owned by OTP.

Big Stone South–Brookings MVP—This 345-kV transmission line extends approximately 70 miles between a substation near Big Stone City, South Dakota and the Brookings County Substation near Brookings, South Dakota. OTP and Northern States Power–Minnesota, a subsidiary of Xcel Energy Inc., jointly developed this project and the parties have equal ownership interest in the transmission line portion of the project. MISO approved this project as an MVP under the MISO Tariff in December 2011. Construction began on this line in the third quarter of 2015 and the line was energized on September 8, 2017. OTP’s capitalized costs on this project as of September 30, 2018 were approximately $72.4 million, which includes assets that are 100% owned by OTP.

Recovery of OTP’s major transmission investments is through the MISO Tariff (several as MVPs) and, currently, in base rates and through the TCR Rider in Minnesota, and through TCR Riders in North Dakota and South Dakota.

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

Based on results from the 2017 MNCIP program year, OTP recognized a financial incentive of $2.6 million in 2017. The 2017 program resulted in a decrease in energy savings compared to 2016 program results of approximately 10%. OTP requested approval for recovery of its 2017 MNCIP program costs not included in base rates on March 30, 2018. The request included a $2.6 million financial incentive and an update to the MNCIP surcharge from the MPUC. On June 13, 2018, in reply comments to a MNDOC recommendation for approval filed on May 30, 2018, OTP increased its request for a financial incentive to $2.9 million. OTP’s MNCIP rate of Conservation Cost Recovery Adjustment (CCRA) for bills rendered on and after October 1, 2018 (or the first month following the order) was approved on October 4, 2018 with a variance and a compliance filing required. The final order in this docket was issued in October 2018, making November 1, 2018 the effective date for the new CCRA rate. The MPUC approved a financial incentive of $2.9 million subject to further review by the MPUC to ensure no previous decisions conflict with the decision, with $0.3 million at risk of subsequent refund.

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

In OTP’s 2016 general rate case order issued on May 1, 2017, the MPUC ordered OTP to include, in the TCR rider retail rate base, Minnesota’s jurisdictional share of OTP’s investment in the Big Stone South–Brookings and Big Stone South–Ellendale MVPs and all revenues received from other utilities under MISO’s tariffed rates as a credit in its TCR revenue requirement calculations. In doing so, the MPUC’s order diverts interstate wholesale revenues that have been approved by the FERC to offset FERC-approved expenses, effectively reducing OTP’s recovery of those FERC-approved expense levels. The MPUC-ordered treatment resulted in the projects being treated as retail investments for Minnesota retail ratemaking purposes. Because the FERC’s revenue requirements and authorized returns vary from the MPUC revenue requirements and authorized returns for the project investments over the lives of the projects, the impact of this decision would vary over time and be dependent on the differences between the revenue requirements and returns in the two jurisdictions at any given time. On August 18, 2017 OTP filed an appeal of the MPUC order with the Minnesota Court of Appeals to contest the portion of the order requiring OTP to jurisdictionally allocate costs of the FERC MVP transmission projects in the TCR rider.

On June 11, 2018 the Minnesota Court of Appeals reversed the MPUC’s order related to the inclusion of Minnesota’s jurisdictional share of OTP’s investment in the Big Stone South–Brookings and Big Stone South–Ellendale MVPs and all revenues received from other utilities under MISO’s tariffed rates as a credit in OTP Minnesota TCR revenue requirement calculations. On July 11, 2018 the MPUC filed a petition for review of the MVP decision to the Minnesota Supreme Court, which has determined to review the decision of the Minnesota Court of Appeals. A decision by the Minnesota Supreme Court is expected in second quarter 2019. OTP plans to file for an updated TCR rider rate, prior to the Minnesota Supreme Court decision, to include the portion of revenue subject to recovery arising from the MISO MVP investments and associated revenues. The amount credited to Minnesota customers through the TCR through September 30, 2018 and subject to recovery if the Minnesota Court of Appeals decision is upheld, is approximately $2.5 million.

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

Renewable Resource Adjustment—Effective November 1, 2017, with the implementation of final rates in Minnesota, new rates were put into effect for the Minnesota RRA rider to address recovery of revenue reductions for federal Production Tax Credits (PTCs) included in base rates that expired for one of OTP’s wind farms in 2017 and 2018. On August 29, 2018 the MPUC issued an order approving OTP’s request for an increase in the recoverable amount in its 2018 annual update to the RRA rider.

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

On March 23, 2018 OTP made a supplemental filing to its initial request for a rate review, reducing its request for an annual revenue increase from $13.1 million to $7.1 million, a 4.8% annual increase. The $6.0 million decrease included $4.8 million related to tax reform and $1.2 million related to other updates.

In a September 26, 2018 hearing the NDPSC approved an overall annual revenue increase of $4.6 million (3.1%) and a ROE of 9.77% on a 52.5% equity capital structure. This compares with OTP’s March 2018 adjusted annual revenue increase request of $7.1 million (4.8%) and a requested ROE of 10.3%. The NDPSC’s approval does not require any rate base adjustments from OTP’s original request and establishes a Generation Cost Recovery rider for future recovery of funds to be invested in the planned Astoria natural gas-fired generating facility. On September 28, 2018 the NDPSC issued its Order on Settlement. The net revenue increase reflects a reduction in income tax recovery requirements related to the TCJA and decreases in rider revenue recovery requirements. Final rates will be effective January 1, 2019, with refunds of excess revenues collected under interim rates applied to customers’ March 2019 bills. OTP has accrued an interim rate refund of $2.3 million as of September 30, 2018 for amounts billed under interim rates in excess of amounts OTP is entitled to under the approved revenue increase.

OTP’s previously approved general rate increase in North Dakota of $3.6 million, or approximately 3.0%, was granted by the NDPSC in an order issued on November 25, 2009 and effective December 2009. Pursuant to the order, OTP’s allowed rate of return on rate base was set at 8.62%, and its allowed rate of return on equity was set at 10.75%.

Renewable Resource Adjustment—OTP has a North Dakota RRA which enables OTP to recover its North Dakota jurisdictional share of investments in renewable energy facilities. This rider allows OTP to recover costs associated with new renewable energy projects as they are completed, along with a return on investment. Based on the Order on Settlement in the general rate case, this rider will be zeroed out at the implementation of final rates, except for any under or over collections existing at the time of roll-in. Future revenue requirement increases resulting from the expiration of production tax credits will be subject to recovery through North Dakota RRA rider updates.

Transmission Cost Recovery Rider—North Dakota law provides a mechanism for automatic adjustment outside of a general rate proceeding to recover jurisdictional capital and operating costs incurred by a public utility for new or modified electric transmission facilities. For qualifying projects, the law authorizes a current return on CWIP and a return on investment at the level approved in the utility's most recent general rate case. Based on the Order on Settlement in the general rate case, only certain costs will remain subject to refund or recovery through this rider: Southwest Power Pool costs and MISO Schedule 26 and 26A revenues and expenses and costs related to rider projects still under construction in the test year used in the rate case. This rider will continue to be updated annually for new projects and updated costs for existing projects and associated recoverable expenses.

Environmental Cost Recovery Rider—OTP has an ECR rider in North Dakota to recover its North Dakota jurisdictional share of the revenue requirements associated with its investment in the Big Stone Plant AQCS and Hoot Lake Plant Mercury and Air Toxic Standards (MATS) projects. The ECR rider provided for a return on investment at the level approved in OTP’s most recent general rate case and for recovery of OTP’s North Dakota share of reagent and emission allowance costs. Based on the Order on Settlement in the general rate case, this rider will be zeroed out at the implementation of final rates, except for any under or over collections existing at the time of roll-in.

South Dakota

General Rates—On April 20, 2018 OTP filed a request with the SDPUC to increase non-fuel rates in South Dakota by approximately $3.3 million annually, or 10.1%, as the first step in a two-step request. Interim rates went into effect October 18, 2018. The full effects of the TCJA on South Dakota revenue requirements will be addressed in the rate case and incorporated into final rates at the conclusion of that case. The second step in the request is an additional 1.7% increase to recover costs for the proposed Merricourt wind generation facility when the facility goes into service.

OTP’s previously approved general rate increase in South Dakota of approximately $643,000 or approximately 2.32% was granted by the SDPUC in an order issued on April 21, 2011 and effective with bills rendered on and after June 1, 2011. Pursuant to the order, OTP’s allowed rate of return on rate base was set at 8.50%.

Transmission Cost Recovery Rider—South Dakota law provides a mechanism for automatic adjustment outside of a general rate proceeding to recover jurisdictional capital and operating costs incurred by a public utility for new or modified electric transmission facilities and will continue to be used for the recovery or refund of amounts not included in interim or base rates.

Environmental Cost Recovery Rider—OTP has an ECR rider in South Dakota to recover its South Dakota jurisdictional share of revenue requirements associated with its investment in the Big Stone Plant AQCS and Hoot Lake Plant MATS projects and will continue to be used for the recovery or refund of amounts not included in interim or base rates.

Reagent Costs and Emission Allowances—The SDPUC has approved the recovery of reagent and emission allowance costs in OTP’s South Dakota Fuel Clause Adjustment rider.

Rate Rider Updates

The following table provides summary information on the status of updates since January 1, 2016 for the rate riders described above:

Rate Rider	R - Request Date A - Approval Date	Effective Date Requested or Approved	Annual Revenue ($000s)	Rate
Minnesota
Conservation Improvement Program
2017 Incentive and Cost Recovery	A – October 4, 2018	November 1, 2018	$10,283	$0.00600/kwh
2016 Incentive and Cost Recovery	A – September 15, 2017	October 1, 2017	$9,868	$0.00536/kwh
2015 Incentive and Cost Recovery	A – July 19, 2016	October 1, 2016	$8,590	$0.00275/kwh
Transmission Cost Recovery
2017 Rate Reset[1]	A – October 30, 2017	November 1, 2017	$(3,311)	Various
2016 Annual Update	A – July 5, 2016	September 1, 2016	$4,736	Various
2015 Annual Update	A – March 9, 2016	April 1, 2016	$7,203	Various
Environmental Cost Recovery
2018 Annual Update	R – July 3, 2018	December 1, 2018	$--	0% of base
2017 Rate Reset	A – October 30, 2017	November 1, 2017	$(1,943)	-0.935% of base
2016 Annual Update	A – July 5, 2016	September 1, 2016	$11,884	6.927% of base
Renewable Resource Adjustment
2018 Annual Update	A – August 29, 2018	November 1, 2018	$5,886	$.00244/kwh
2017 Rate Reset	A – October 30, 2017	November 1, 2017	$1,279	$.00049/kwh
North Dakota
Renewable Resource Adjustment
2018 Rate Reset for effect of TCJA	A – February 27, 2018	March 1, 2018	$9,650	7.493% of base
2017 Rate Reset	A – December 20, 2017	January 1, 2018	$9,989	7.756% of base
2016 Annual Update	A – March 15, 2017	April 1, 2017	$9,156	7.005% of base
2015 Annual Update	A – June 22, 2016	July 1, 2016	$9,262	7.573% of base
Transmission Cost Recovery
2018 Rate Reset for effect of TCJA	A – February 27, 2018	March 1, 2018	$7,469	Various
2017 Annual Update	A – November 29, 2017	January 1, 2018	$7,959	Various
2016 Annual Update	A – December 14, 2016	January 1, 2017	$6,916	Various
Environmental Cost Recovery
2018 Rate Reset for effect of TCJA	A – February 27, 2018	March 1, 2018	$7,718	5.593% of base
2017 Rate Reset	A – December 20, 2017	January 1, 2018	$8,537	6.629% of base
2017 Annual Update	A – July 12, 2017	August 1, 2017	$9,917	7.633% of base
2016 Annual Update	A – June 22, 2016	July 1, 2016	$10,359	7.904% of base
South Dakota
Transmission Cost Recovery
2018 Interim Rate Reset	A – October 18, 2018	October 18, 2018	$1,171	Various
2017 Annual Update	A – February 28, 2018	March 1, 2018	$1,779	Various
2016 Annual Update	A – February 17, 2017	March 1, 2017	$2,053	Various
2015 Annual Update	A – February 12, 2016	March 1, 2016	$1,895	Various
Environmental Cost Recovery
2018 Interim Rate Reset	A – October 18, 2018	October 18, 2018	$(189)	-$0.00075/kwh
2017 Annual Update	A – October 13, 2017	November 1, 2017	$2,082	$0.00483/kwh
2016 Annual Update	A – October 26, 2016	November 1, 2016	$2,238	$0.00536/kwh

1Approved on a provisional basis in the Minnesota general rate case docket and subject to revision in a separate docket.

Revenues Recorded under Rate Riders

The following table presents revenue recorded by OTP under rate riders in place in Minnesota, North Dakota and South Dakota:

	Three Months Ended September 30,		Nine Months Ended September 30,
Rate Rider (in thousands)	2018	2017	2018	2017
Minnesota
Conservation Improvement Program Costs and Incentives	$1,488	$1,806	$4,300	$4,215
Renewable Resource Recovery	817	--	2,001	--
Environmental Cost Recovery	24	1,669	(25)	7,305
Transmission Cost Recovery	(1,196)	(594)	(1,683)	2,849
North Dakota
Renewable Resource Adjustment	2,220	2,213	6,266	5,822
Environmental Cost Recovery	1,823	2,396	5,474	7,272
Transmission Cost Recovery	1,922	2,410	5,149	6,305
South Dakota
Environmental Cost Recovery	545	613	1,580	1,755
Transmission Cost Recovery	496	596	1,282	1,324
Conservation Improvement Program Costs and Incentives	238	104	589	520
Total	$8,377	$11,213	$24,933	$37,367

TCJA

The TCJA reduced the federal corporate income tax rate from 35% to 21%. Until recently, OTP’s rates have been developed using a 35% tax rate. The MPUC, the NDPSC, the SDPUC and the FERC all initiated dockets or proceedings to assess the impact to electric rates from the lower income tax rates under the TCJA and to develop regulatory strategies to incorporate the tax change into future rates, if warranted.

The MPUC required regulated utilities providing service in Minnesota to make filings by February 15, 2018. On August 9, 2018 the MPUC determined the impacts of the TCJA as calculated, including amortization of excess accumulated deferred income taxes, should be refunded and rates should be adjusted going forward to account for the impacts of the TCJA. No order has been issued and the details and timing of implementation currently are not known.

The SDPUC required initial comments by February 1, 2018 and indicated that revenues collected after December 31, 2017 would be subject to refund, pending determination of the impacts of the TCJA.

As described above, OTP’s current general rate cases in North Dakota and South Dakota reflect the impact of the TCJA. OTP has accrued refund liabilities for revenues collected under rates set to recover higher levels of federal income taxes than OTP is currently incurring under the lower federal tax rates in the TCJA. As of September 30, 2018, accrued refund liabilities related to the tax rate reduction were $6.0 million in Minnesota, $0.8 million in North Dakota for amounts collected under interim rates in effect in January and February 2018, and $1.1 million in South Dakota.

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

MVPs—MVPs are designed to enable the region to comply with energy policy mandates and to address reliability and economic issues affecting multiple transmission zones within the MISO region. The cost allocation is designed to ensure that the costs of transmission projects with regional benefits are properly assigned to those who benefit.

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

Based on the probable reduction by the FERC in the ROE component of the MISO Tariff, OTP had a $2.7 million liability on its balance sheet as of December 31, 2016, representing OTP’s best estimate of the refund obligations that would arise, net of amounts that would be subject to recovery under state jurisdictional TCR riders, based on a reduced ROE. MISO processed the refund for the FERC-ordered reduction in the MISO Tariff allowed ROE for the first 15-month refund period in its February and June 2017 billings. The refund, in combination with a decision in the 2016 Minnesota general rate case that affected the Minnesota TCR rider, has resulted in a reduction in OTP’s accrued MISO Tariff ROE refund liability from $2.7 million on December 31, 2016 to $1.6 million as of September 30, 2018.

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

On October 16, 2018 the FERC issued an order proposing a methodology for addressing the issues that were remanded to the FERC by the D.C. Circuit in April 2017. The FERC order established a paper hearing on how the methodology should apply to the proceedings pending before the FERC involving NETOs’ ROE. In the order, the FERC selected a preliminary just and reasonable ROE for NETOs of 10.41%, exclusive of incentives, with a proposed cap on any pre-existing incentive-based total ROE at 13.08% and directed participants to submit supplemental briefs and additional written evidence regarding the proposed approaches to the Federal Power Act Section 206 inquiry and how to apply them to the NETO ROE complaints. Initial briefs are due 60 days from the date of the order with responses to those initial briefs due 30 days later.

OTP believes its estimated accrued MISO Tariff ROE refund liability of $1.6 million as of September 30, 2018 related to the second MISO tariff ROE complaint is appropriate, based on the information discussed above.

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

	September 30, 2018			Remaining Recovery/ Refund Period
(in thousands)	Current	Long-Term	Total	(months)
Regulatory Assets:
Prior Service Costs and Actuarial Losses on Pensions and Other Postretirement Benefits[1]	$9,090	$105,675	$114,765	see below
Conservation Improvement Program Costs and Incentives[2]	2,799	4,722	7,521	24
Accumulated ARO Accretion/Depreciation Adjustment[1]	--	7,038	7,038	asset lives
Deferred Marked-to-Market Losses[1]	2,262	1,158	3,420	27
Unrecovered Tax Adjustment to Deferred Income Tax Asset[1]	--	2,739	2,739	see below
Big Stone II Unrecovered Project Costs – Minnesota[1]	673	1,123	1,796	31
Debt Reacquisition Premiums[1]	218	805	1,023	168
Nonservice Costs Components of Postretirement Benefits Capitalized for Ratemaking Purposes and Subject to Deferred Recovery[1]	--	695	695	asset lives
Minnesota Renewable Resource Recovery Rider Accrued Revenues[2]	475	--	475	12
Big Stone II Unrecovered Project Costs – South Dakota[1]	100	367	467	56
Minnesota Energy Intensive Trade Exposed Rider Accrued Revenues[1]	422	--	422	7
North Dakota Deferred Rate Case Expenses Subject to Recovery[1]	333	--	333	12
MISO Schedule 26/26A Transmission Cost Recovery Rider True-up1	180	60	240	15
Minnesota Southwest Power Pool Transmission Cost Recovery Tracker[1]	--	131	131	see below
Deferred Income Taxes[1]	--	40	40	asset lives
Total Regulatory Assets	$16,552	$124,553	$141,105
Regulatory Liabilities:
Deferred Income Taxes	$--	$148,103	$148,103	asset lives
Accumulated Reserve for Estimated Removal Costs – Net of Salvage	--	83,123	83,123	asset lives
Refundable Fuel Clause Adjustment Revenues	6,632	--	6,632	12
North Dakota Renewable Resource Recovery Rider Accrued Refund	301	--	301	6
South Dakota Environmental Cost Recovery Rider Accrued Refund	266	--	266	12
Minnesota Environmental Cost Recovery Rider Accrued Refund	221	--	221	1
MISO Schedule 26/26A Transmission Cost Recovery Rider True-up	19	182	201	15
South Dakota Transmission Cost Recovery Rider Accrued Refund	181	--	181	12
Minnesota Transmission Cost Recovery Rider Accrued Refund	156	--	156	15
North Dakota Environmental Cost Recovery Rider Accrued Refund	117	--	117	12
Revenue for Rate Case Expenses Subject to Refund – Minnesota	--	107	107	see below
Other	6	79	85	183
North Dakota Transmission Cost Recovery Rider Accrued Refund	27	--	27	12
Total Regulatory Liabilities	$7,926	$231,594	$239,520
Net Regulatory Asset/(Liability) Position	$8,626	$(107,041)	$(98,415)
[1]Costs subject to recovery excluding a rate of return. [2]Amount eligible for recovery under an alternative revenue program which includes an incentive or rate of return.

	December 31, 2017			Remaining Recovery/ Refund Period
(in thousands)	Current	Long-Term	Total	(months)
Regulatory Assets:
Prior Service Costs and Actuarial Losses on Pensions and Other Postretirement Benefits[1]	$9,090	$112,487	$121,577	see below
Conservation Improvement Program Costs and Incentives[2]	7,385	2,774	10,159	21
Accumulated ARO Accretion/Depreciation Adjustment[1]	--	6,651	6,651	asset lives
Deferred Marked-to-Market Losses[1]	4,063	2,405	6,468	36
Big Stone II Unrecovered Project Costs – Minnesota[1]	650	1,636	2,286	40
Debt Reacquisition Premiums[1]	254	960	1,214	177
Big Stone II Unrecovered Project Costs – South Dakota[1]	100	442	542	65
Minnesota Energy Intensive Trade Exposed Rider Accrued Revenues[1]	75	--	75	12
North Dakota Deferred Rate Case Expenses Subject to Recovery[1]	309	--	309	12
MISO Schedule 26/26A Transmission Cost Recovery Rider True-up1	--	1,985	1,985	24
North Dakota Renewable Resource Rider Accrued Revenues[2]	206	236	442	15
Minnesota Deferred Rate Case Expenses Subject to Recovery[1]	267	--	267	4
North Dakota Environmental Cost Recovery Rider Accrued Revenues[2]	152	--	152	12
Total Regulatory Assets	$22,551	$129,576	$152,127
Regulatory Liabilities:
Deferred Income Taxes	$--	$149,052	$149,052	asset lives
Accumulated Reserve for Estimated Removal Costs – Net of Salvage	--	83,100	83,100	asset lives
Refundable Fuel Clause Adjustment Revenues	5,778	--	5,778	12
South Dakota Environmental Cost Recovery Rider Accrued Refund	187	--	187	12
Minnesota Environmental Cost Recovery Rider Accrued Refund	1,667	--	1,667	11
MISO Schedule 26/26A Transmission Cost Recovery Rider True-up	132	48	180	24
South Dakota Transmission Cost Recovery Rider Accrued Refund	151	--	151	12
Minnesota Transmission Cost Recovery Rider Accrued Refund	802	--	802	10
Revenue for Rate Case Expenses Subject to Refund – Minnesota	208	--	208	4
Other	5	84	89	192
North Dakota Transmission Cost Recovery Rider Accrued Refund	349	--	349	12
Minnesota Southwest Power Pool Transmission Cost Tracker Refund	--	609	609	22
Minnesota Renewable Resource Recovery Rider Accrued Refund	409	--	409	12
Total Regulatory Liabilities	$9,688	$232,893	$242,581
Net Regulatory Asset/(Liability) Position	$12,863	$(103,317)	$(90,454)
[1]Costs subject to recovery excluding a rate of return. [2]Amount eligible for recovery under an alternative revenue program which includes an incentive or rate of return.

The regulatory asset related to prior service costs and actuarial losses on pensions and other postretirement benefits represents benefit costs and actuarial losses subject to recovery through rates as they are expensed over the remaining service lives of active employees included in the plans. These unrecognized benefit costs and actuarial losses are required to be recognized as components of Accumulated Other Comprehensive Income in equity under ASC 715 but are eligible for treatment as regulatory assets based on their probable recovery in future retail electric rates.

Conservation Improvement Program Costs and Incentives represent mandated conservation expenditures and incentives recoverable through retail electric rates.

The Accumulated Asset Retirement Obligation (ARO) Accretion/Depreciation Adjustment will accrete and be amortized over the lives of property with asset retirement obligations.

All Deferred Marked-to-Market Losses recorded as of September 30, 2018 relate to forward purchases of energy scheduled for delivery through December 2020.

The Unrecovered Tax Adjustment to Deferred Income Tax Asset results from changes in statutory tax rates accounted for in accordance with ASC Topic 740, Income Taxes, (ASC 740) and ASC 980.

Big Stone II Unrecovered Project Costs – Minnesota are the Minnesota share of generation and transmission plant-related costs incurred by OTP related to its participation in the abandoned Big Stone II project.

Debt Reacquisition Premiums are being recovered from OTP customers over the remaining original lives of the reacquired debt issues, the longest of which is 168 months.

The Nonservice Costs Components of Postretirement Benefits Capitalized for Ratemaking Purposes and Subject to Deferred Recovery are employee benefit-related costs that are required to be capitalized for ratemaking purposes and are recovered over the depreciable lives of the assets to which the related labor costs were applied.

Minnesota Renewable Resource Rider Accrued Revenues relate to an increase in renewable revenue requirements resulting from the expiration of tax credits for certain wind turbines. The balance represents amounts subject to recovery from Minnesota customers that have not been billed to Minnesota customers as of September 30, 2018.

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

The Minnesota Southwest Power Pool Transmission Cost Recovery Tracker regulatory asset relates to costs incurred to serve Minnesota customers that are subject to recovery but that have not been billed to Minnesota customers as of September 30, 2018.

North Dakota Renewable Resource Rider Accrued Revenues relate to qualifying renewable resource costs incurred to serve North Dakota customers that had not been billed to North Dakota customers as of December 31, 2017.

Minnesota Deferred Rate Case Expenses Subject to Recovery relate to costs incurred in conjunction with OTP’s 2016 rate case in Minnesota that were recovered over a 24-month period beginning with the establishment of interim rates in April 2016.

North Dakota Environmental Cost Recovery Rider Accrued Revenues relate to revenues earned on the North Dakota share of OTP’s investments in the Big Stone Plant AQCS and Hoot Lake Plant MATS projects and for reagent and emission allowances costs that had not been billed to North Dakota customers as of December 31, 2017.

The regulatory asset and liability related to Deferred Income Taxes results from changes in statutory tax rates accounted for in accordance with ASC 740.

The Accumulated Reserve for Estimated Removal Costs – Net of Salvage is reduced as actual removal costs, net of salvage revenues, are incurred.

The North Dakota Renewable Resource Rider Accrued Refund relates to amounts collected for qualifying renewable resource costs incurred to serve North Dakota customers that are refundable to North Dakota customers as of September 30, 2018.

The South Dakota Environmental Cost Recovery Rider Accrued Refund relates to amounts collected on the South Dakota share of OTP’s investments in the Big Stone Plant AQCS and Hoot Lake Plant MATS projects that are refundable to South Dakota customers as of September 30, 2018.

The Minnesota Environmental Cost Recovery Rider Accrued Refund relates to amounts collected on the Minnesota share of OTP’s investment in the Big Stone Plant AQCS project that are refundable to Minnesota customers as of September 30, 2018.

The South Dakota Transmission Cost Recovery Rider Accrued Refund relates to amounts collected for qualifying transmission system facilities and operating costs incurred to serve South Dakota customers that are refundable to South Dakota customers as of September 30, 2018.

The Minnesota Transmission Cost Recovery Rider Accrued Refund relates to amounts collected for qualifying transmission system facilities and operating costs incurred to serve Minnesota customers that were refundable to Minnesota customers as of September 30, 2018.

The North Dakota Environmental Cost Recovery Rider Accrued Refund relates to amounts collected on the North Dakota share of OTP’s investments in the Big Stone Plant AQCS and Hoot Lake Plant MATS projects and for reagent and emission allowances costs that are refundable to North Dakota customers as of September 30, 2018.

Revenue for Rate Case Expenses Subject to Refund – Minnesota relates to revenues collected under general rates to recover costs related to prior rate case proceedings in excess of the actual costs incurred, which were subject to refund over a 24-month period beginning with the establishment of interim rates in April 2016.

The North Dakota Transmission Cost Recovery Rider Accrued Refund relates to amounts collected for qualifying transmission system facilities and operating costs incurred to serve North Dakota customers that are refundable to North Dakota customers as of September 30, 2018.

The Minnesota Southwest Power Pool Transmission Cost Tracker Refund relates to revenues billed for recovery of these transmission costs in excess of actual costs incurred that were subject to refund as of December 31, 2017.

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

5. Reconciliation of Common Shareholders’ Equity, Common Shares and Earnings Per Share

Reconciliation of Common Shareholders’ Equity

(in thousands)	Par Value, Common Shares	Premium on Common Shares	Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Equity
Balance, December 31, 2017	$197,787	$343,450	$161,286	$(5,631)	$696,892
Common Stock Issuances, Net of Expenses	893	(986)			(93)
Common Stock Retirements	(356)	(2,656)			(3,012)
Net Income			68,184		68,184
Other Comprehensive Loss				(176)	(176)
Employee Stock Incentive Plans Expense		3,402			3,402
Common Dividends ($1.005 per share)			(39,895)		(39,895)
Balance, September 30, 2018	$198,324	343,210	$189,575	$(5,807)	$725,302

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

Common Shares

Following is a reconciliation of the Company’s common shares outstanding from December 31, 2017 through September 30, 2018:

Common Shares Outstanding, December 31, 2017	39,557,491
Issuances:
Executive Stock Performance Awards (2015 awards)	114,648
Executive Stock Performance Awards (2016 and 2017 awards)	18,600
Vesting of Restricted Stock Units	26,575
Restricted Stock Issued to Directors	18,200
Directors Deferred Compensation	578
Retirements:
Shares Withheld for Individual Income Tax Requirements	(71,208)
Common Shares Outstanding, September 30, 2018	39,664,884

Earnings Per Share

The numerator used in the calculation of both basic and diluted earnings per common share is net income for the three- and nine-month periods ended September 30, 2018 and 2017. The denominator used in the calculation of basic earnings per common share is the weighted average number of common shares outstanding during the period excluding nonvested restricted shares granted to the Company’s directors and employees, which are considered contingently returnable and not outstanding for the purpose of calculating basic earnings per share. The denominator used in the calculation of diluted earnings per common share is derived by adjusting basic shares outstanding for the items listed in the following reconciliation:

	Three Months ended September 30		Nine Months ended September 30
	2018	2017	2018	2017
Weighted Average Common Shares Outstanding – Basic	39,621,524	39,507,581	39,592,705	39,440,416
Plus Outstanding Share Awards net of Share Reductions for Unrecognized Stock-Based Compensation Expense and Excess Tax Benefits:
Shares Expected to be Awarded for Stock Performance Awards Granted to Executive Officers based on Measurement Period-to-Date Performance	206,268	211,996	210,691	195,869
Underlying Shares Related to Nonvested Restricted Stock Units Granted to Employees	58,680	55,975	58,475	54,645
Nonvested Restricted Shares	14,761	16,982	17,712	18,923
Shares Expected to be Issued Under the Deferred Compensation Program for Directors	2,332	2,832	2,522	3,009
Total Dilutive Shares	282,041	287,785	289,400	272,446
Weighted Average Common Shares Outstanding – Diluted	39,903,565	39,795,366	39,882,105	39,712,862

The effect of dilutive shares on earnings per share for the three- and nine-month periods ended September 30, 2018 and 2017, resulted in no differences greater than $0.0125 between basic and diluted earnings per share in total or from continuing or discontinued operations in any of the periods.

6. Share-Based Payments

Stock Incentive Awards

The following stock incentive awards were granted under the 2014 Stock Incentive Plan during the nine-month period ended September 30, 2018:

Award	Grant-Date	Shares/Units Granted	Weighted Average Grant-Date Fair Value per Award	Vesting
Stock Performance Awards Granted to Executive Officers	February 5, 2018	54,000	$35.73	December 31, 2020
Restricted Stock Units Granted to Executive Officers	February 5, 2018	15,200	$41.325	25% per year through February 6, 2022
Restricted Stock Units Granted to Key Employees	April 9, 2018	12,945	$38.45	100% on April 8, 2022
Restricted Stock Units Granted to Key Employee	June 20, 2018	1,000	$42.46	100% on April 8, 2022
Restricted Stock Units Granted to Key Employee	September 25, 2018	835	$43.25	100% on April 8, 2022
Restricted Stock Granted to Nonemployee Directors	April 9, 2018	18,200	$43.40	33% per year through April 8, 2021

Under the performance share awards the aggregate award for performance at target is 54,000 shares. For target performance the participants would earn an aggregate of 27,000 common shares for achieving the target set for the Company’s 3-year average adjusted ROE. The participants would also earn an aggregate of 27,000 common shares based on the Company’s total shareholder return relative to the total shareholder return of the companies that comprise the Edison Electric Institute Index over the performance measurement period of January 1, 2018 through December 31, 2020, with the beginning and ending share values based on the average closing price of a share of the Company’s common stock for the 20 trading days immediately following January 1, 2018 and the average closing price for the 20 trading days immediately preceding January 1, 2021. Actual payment may range from zero to 150% of the target amount, or up to 81,000 common shares. There are no voting or dividend rights related to these awards until the shares, if any, are issued at the end of the performance measurement period. The amount of payment in the event of retirement, resignation for good reason or involuntary termination without cause is to be made at the end of the performance period based on actual performance, subject to proration in certain cases, except that the payment of performance awards granted to an officer who is party to an Executive Employment Agreement with the Company is to be made at target at the date of any such event. The terms of these awards are such that the entire award will be classified and accounted for as equity, as required under ASC Topic 718, Compensation—Stock Compensation, and will be measured over the performance period based on the grant-date fair value of the award. The grant-date fair value of each performance share award was determined using a Monte Carlo fair valuation simulation model.

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

As of September 30, 2018, the remaining unrecognized compensation expense related to outstanding, unvested stock-based compensation was approximately $5.3 million (before income taxes) which will be amortized over a weighted-average period of 2.0 years.

Amounts of compensation expense recognized under the Company’s five stock-based payment programs for the three- and nine-month periods ended September 30, 2018 and 2017 are presented in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Stock Performance Awards Granted to Executive Officers	$718	$494	$2,037	$1,568
Restricted Stock Units Granted to Executive Officers	174	104	596	472
Restricted Stock Granted to Executive Officers	--	16	16	54
Restricted Stock Granted to Nonemployee Directors	165	144	496	416
Restricted Stock Units Granted to Key Employees	92	87	257	255
Totals	$1,149	$845	$3,402	$2,765

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

Both the Company and OTP credit agreements contain restrictions on the payment of cash dividends upon a default or event of default. An event of default would be considered to have occurred if the Company did not meet certain financial covenants. As of September 30, 2018, the Company was in compliance with these financial covenants.

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

The MPUC indirectly limits the amount of dividends OTP can pay to the Company by requiring an equity-to-total-capitalization ratio between 47.9% and 58.5% based on OTP’s 2018 capital structure petition effective by order of the MPUC on October 18, 2018. As of September 30, 2018, OTP’s equity-to-total-capitalization ratio including short-term debt was 53.6% and its net assets restricted from distribution totaled approximately $469,000,000. Total capitalization for OTP cannot currently exceed $1,204,416,000.

8. Commitments and Contingencies

Construction and Other Purchase Commitments

At September 30, 2018 OTP had commitments under contracts, including its share of construction program commitments, extending into 2019 of approximately $26.2 million. At December 31, 2017 OTP had commitments under contracts, including its share of construction program commitments, extending into 2019 of approximately $41.0 million. At September 30, 2018 T.O. Plastics had commitments for the purchase of resin through December 31, 2021 of approximately $5.6 million. At December 31, 2017 T.O. Plastics had commitments for the purchase of resin through December 31, 2021 of approximately $6.7 million.

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

Operating Leases

OTP has obligations to make future land easement payments and operating lease payments, primarily for coal rail-car leases. In the first quarter of 2018, OTP entered into an agreement to lease rail cars for transporting coal to Hoot Lake Plant. The lease period runs from May 2018 through June 2021, increasing OTP’s commitments under operating leases by $216,000 in 2018, $324,000 in 2019, $324,000 in 2020 and $162,000 in 2021. The Company’s nonelectric companies have obligations to make future operating lease payments primarily related to leases of buildings and manufacturing equipment. In June 2018 BTD entered into an agreement to lease manufacturing and warehouse space in a building near its Georgia plant for a term of 63 months from July 2018 through September 2023, increasing its commitments under operating leases by approximately $79,000 in 2018, $322,000 in 2019, $332,000 in 2020, $342,000 in 2021, $352,000 in 2022 and $271,000 in 2023.

Contingencies

OTP had a $1.6 million refund liability on its balance sheet as of September 30, 2018 representing its best estimate of the refund obligations that would arise, net of amounts that would be subject to recovery under state jurisdictional TCR riders, based on the likelihood of the FERC reducing the ROE component of the MISO Tariff and ordering MISO to refund amounts charged in excess of the lower rate. As discussed in Note 3 in greater detail, OTP believes its estimated accrued refund liability is appropriate based on the current set of facts and circumstances and is awaiting further action by FERC before determining if a change in this estimate will be needed.

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

In 2015 the Environmental Protection Agency (EPA), acting under Section 111(d) of the Clean Air Act, issued the Clean Power Plan which required states to submit plans to limit CO2 emissions from certain fossil fuel-fired power plants. The rule is not currently in effect as a result of a stay by the Supreme Court in 2016. In 2017, EPA issued a Notice of Proposed Rulemaking to repeal the Clean Power Plan; comments were due in April 2018.

On August 21, 2018 EPA proposed a replacement for the Clean Power Plan -- the Affordable Clean Energy (ACE) Rule. Among other things, the ACE Rule (1) determines that the Best System of Emission Reduction for greenhouse gas emissions from coal-fired power plants is to improve the plants’ heat rates, (2) identifies a list of “candidate technologies” for improving a plant’s heat rate and (3) proposes that physical or operational changes to a power plant would not be a “major modification” triggering extensive New Source Review, if the change does increase hourly emissions. Comments on the ACE Rule are due October 31, 2018. If the ACE Rule goes into effect, states will have three years after the final rule to submit a state implementation plan.

Other

The Company is a party to litigation and regulatory enforcement matters arising in the normal course of business. The Company regularly analyzes current information and, as necessary, provides accruals for liabilities that are probable of occurring and that can be reasonably estimated. The Company believes the effect on its consolidated results of operations, financial position and cash flows, if any, for the disposition of all matters pending as of September 30, 2018 will not be material.

9. Short-Term and Long-Term Borrowings

The following table presents the status of the Company’s lines of credit as of September 30, 2018 and December 31, 2017:

(in thousands)	Line Limit	In Use on September 30, 2018	Restricted due to Outstanding Letters of Credit	Available on September 30, 2018	Available on December 31, 2017
Otter Tail Corporation Credit Agreement	$130,000	$15,489	$--	$114,511	$130,000
OTP Credit Agreement	170,000	--	300	169,700	57,329
Total	$300,000	$15,489	$300	$284,211	$187,329

On October 31, 2018 both credit agreements were amended to extend the expiration dates by one year from October 31, 2022 to October 31, 2023.

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

The following tables provide a breakdown of the assignment of the Company’s consolidated short-term and long-term debt outstanding as of September 30, 2018 and December 31, 2017:

September 30, 2018 (in thousands)	OTP	Otter Tail Corporation	Otter Tail Corporation Consolidated
Short-Term Debt	$--	$15,489	$15,489
Long-Term Debt:
3.55% Guaranteed Senior Notes, due December 15, 2026		$80,000	$80,000
Senior Unsecured Notes 4.63%, due December 1, 2021	$140,000		140,000
Senior Unsecured Notes 6.15%, Series B, due August 20, 2022	30,000		30,000
Senior Unsecured Notes 6.37%, Series C, due August 20, 2027	42,000		42,000
Senior Unsecured Notes 4.68%, Series A, due February 27, 2029	60,000		60,000
Senior Unsecured Notes 6.47%, Series D, due August 20, 2037	50,000		50,000
Senior Unsecured Notes 5.47%, Series B, due February 27, 2044	90,000		90,000
Senior Unsecured Notes 4.07%, Series 2018A, due February 7, 2048	100,000		100,000
North Dakota Development Note, 3.95%, fully repaid April 1, 2018		--	--
PACE Note, 2.54%, due March 18, 2021		564	564
Total	$512,000	$80,564	$592,564
Less: Current Maturities net of Unamortized Debt Issuance Costs	--	169	169
Unamortized Long-Term Debt Issuance Costs	1,991	420	2,411
Total Long-Term Debt net of Unamortized Debt Issuance Costs	$510,009	$79,975	$589,984
Total Short-Term and Long-Term Debt (with current maturities)	$510,009	$95,633	$605,642

December 31, 2017 (in thousands)	OTP	Otter Tail Corporation	Otter Tail Corporation Consolidated
Short-Term Debt	$112,371	$--	$112,371
Long-Term Debt:
Term Loan, LIBOR plus 0.90%, due February 5, 2018		$--	$--
3.55% Guaranteed Senior Notes, due December 15, 2026		80,000	80,000
Senior Unsecured Notes 4.63%, due December 1, 2021	$140,000		140,000
Senior Unsecured Notes 6.15%, Series B, due August 20, 2022	30,000		30,000
Senior Unsecured Notes 6.37%, Series C, due August 20, 2027	42,000		42,000
Senior Unsecured Notes 4.68%, Series A, due February 27, 2029	60,000		60,000
Senior Unsecured Notes 6.47%, Series D, due August 20, 2037	50,000		50,000
Senior Unsecured Notes 5.47%, Series B, due February 27, 2044	90,000		90,000
North Dakota Development Note, 3.95%, due April 1, 2018		27	27
PACE Note, 2.54%, due March 18, 2021		684	684
Total	$412,000	$80,711	$492,711
Less: Current Maturities net of Unamortized Debt Issuance Costs	--	186	186
Unamortized Long-Term Debt Issuance Costs	1,684	461	2,145
Total Long-Term Debt net of Unamortized Debt Issuance Costs	$410,316	$80,064	$490,380
Total Short-Term and Long-Term Debt (with current maturities)	$522,687	$80,250	$602,937

10. Pension Plan and Other Postretirement Benefits

Pension Plan—Components of net periodic pension benefit cost of the Company's noncontributory funded pension plan are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Service Cost—Benefit Earned During the Period	$1,615	$1,407	$4,845	$4,221
Interest Cost on Projected Benefit Obligation	3,363	3,534	10,089	10,604
Expected Return on Assets	(5,300)	(4,807)	(15,899)	(14,421)
Amortization of Prior-Service Cost:
From Regulatory Asset	4	30	12	89
From Other Comprehensive Income[1]	--	1	--	3
Amortization of Net Actuarial Loss:
From Regulatory Asset	1,784	1,273	5,351	3,818
From Other Comprehensive Income[1]	46	31	137	94
Net Periodic Pension Cost[2]	$1,512	$1,469	$4,535	$4,408
[1]Corporate cost included in nonservice cost components of postretirement benefits.
[2]Allocation of Costs:
Costs included in OTP capital expenditures	$455	$285	$1,162	$856
Service costs included in electric operation and maintenance expenses	1,119	1,100	3,561	3,300
Service costs included in other nonelectric expenses	41	33	121	101
Nonservice costs capitalized as regulatory assets	(29)	--	(74)	--
Nonservice costs included in nonservice cost components of postretirement benefits	(74)	51	(235)	151

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

Executive Survivor and Supplemental Retirement Plan—Components of net periodic pension benefit cost of the Company’s unfunded, nonqualified benefit plan for executive officers and certain key management employees are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Service Cost—Benefit Earned During the Period	$100	$73	$300	$218
Interest Cost on Projected Benefit Obligation	399	421	1,197	1,264
Amortization of Prior-Service Cost:
From Regulatory Asset	4	4	12	12
From Other Comprehensive Income[1]	10	10	29	29
Amortization of Net Actuarial Loss:
From Regulatory Asset	66	70	200	213
From Other Comprehensive Income[1]	166	110	496	330
Net Periodic Pension Cost[2]	$745	$688	$2,234	$2,066

[1]Amortization of prior service costs and net actuarial losses from other comprehensive income are included in nonservice cost components of postretirement benefits on the face of the Company’s consolidated statements of income.

[2]Allocation of Costs:
Service costs included in electric operation and maintenance expenses	$24	$24	$74	$71
Service costs included in other nonelectric expenses	76	49	226	147
Nonservice costs included in nonservice cost components of postretirement benefits	645	615	1,934	1,848

Postretirement Benefits—Components of net periodic postretirement benefit cost for health insurance and life insurance benefits for retired OTP and corporate employees, net of the effect of Medicare Part D Subsidy:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Service Cost—Benefit Earned During the Period	$382	$357	$1,145	$1,069
Interest Cost on Projected Benefit Obligation	646	678	1,937	2,034
Amortization of Net Actuarial Loss:
From Regulatory Asset	412	233	1,236	699
From Other Comprehensive Income[1]	11	5	32	17
Net Periodic Postretirement Benefit Cost[2]	$1,451	$1,273	$4,350	$3,819
Effect of Medicare Part D Subsidy	$(37)	$(141)	$(110)	$(421)
[1]Corporate cost included in nonservice cost components of postretirement benefits.
[2]Allocation of Costs:
Costs included in OTP capital expenditures	$108	$247	$275	$742
Service costs included in electric operation and maintenance expenses	264	278	841	835
Service costs included in other nonelectric expenses	10	9	29	26
Nonservice costs capitalized as regulatory assets	301	--	769	--
Nonservice costs included in nonservice cost components of postretirement benefits	768	739	2,436	2,216

11. Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash Equivalents—The carrying amount approximates fair value because of the short-term maturity of those instruments.

Short-Term Debt—The carrying amount approximates fair value because the debt obligations are short-term and the balances outstanding as of September 30, 2018 and December 31, 2017 related to the Otter Tail Corporation Credit Agreement and the OTP Credit Agreement were subject to variable interest rates of LIBOR plus 1.50% and LIBOR plus 1.25%, respectively, which approximate market rates.

Long-Term Debt including Current Maturities—The fair value of the Company's and OTP’s long-term debt is estimated based on the current market indications of rates available to the Company for the issuance of debt. The fair value measurements of the Company’s long-term debt issues fall into level 2 of the fair value hierarchy set forth in ASC 820.

	September 30, 2018		December 31, 2017
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and Cash Equivalents	$649	$649	$16,216	$16,216
Short-Term Debt	(15,489)	(15,489)	(112,371)	(112,371)
Long-Term Debt including Current Maturities	(590,153)	(589,368)	(490,566)	(543,691)

13. Income Tax Expense – Continuing Operations

The following table provides a reconciliation of income tax expense calculated at the net composite federal and state statutory rate on income from continuing operations before income taxes and income tax expense for continuing operations reported on the Company’s consolidated statements of income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Income Before Income Taxes – Continuing Operations	$30,632	$24,808	$82,391	$73,314
Tax Computed at Company’s Net Composite Federal and State Statutory Rate (26% for 2018, 39% for 2017)	$7,964	$9,675	$21,422	$28,592
Increases (Decreases) in Tax from:
Federal Production Tax Credits	(707)	(1,349)	(2,757)	(5,411)
Property Related Differences and Other Regulatory Adjustments	1,187	103	(911)	243
North Dakota Wind Tax Credit Amortization – Net of Federal Taxes	(258)	(212)	(774)	(637)
Excess Tax Deduction – Equity Method Stock Awards	(73)	--	(698)	(697)
Research and Development and Other Tax Credits	(227)	(189)	(636)	(576)
Other Comprehensive Income Deferred Tax Rate Adjustment	--	--	(531)	--
Allowance for Funds Used During Construction – Equity	(138)	(92)	(416)	(250)
Corporate-Owned Life Insurance	(332)	(118)	(360)	(620)
Employee Stock Ownership Plan Dividend Deduction	(99)	(172)	(298)	(517)
Section 199 Domestic Production Activities Deduction	--	(330)	--	(990)
Other Items – Net	42	(281)	166	158
Income Tax Expense – Continuing Operations	$7,359	$7,035	$14,207	$19,295
Effective Income Tax Rate – Continuing Operations	24.0%	28.4%	17.2%	26.3%

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

(in thousands)	2018	2017
Balance on January 1	$684	$891
Increases (Decreases) Related to Tax Positions for Prior Years	6	28
Increases Related to Tax Positions for Current Year	113	220
Uncertain Positions Resolved During Year	(186)	(206)
Balance on September 30	$617	$933

The balance of unrecognized tax benefits as of September 30, 2018 would reduce the Company’s effective tax rate if recognized. The total amount of unrecognized tax benefits as of September 30, 2018 is not expected to change significantly within the next 12 months. The Company classifies interest and penalties on tax uncertainties as components of the provision for income taxes in its consolidated statement of income. There was no amount accrued for interest on tax uncertainties as of September 30, 2018.

The Company and its subsidiaries file a consolidated U.S. federal income tax return and various state income tax returns. As of September 30, 2018, with limited exceptions, the Company is no longer subject to examinations by taxing authorities for tax years prior to 2015 for federal and North Dakota income taxes and prior to 2014 for Minnesota state income taxes.

The Company recognized the income tax effects of the TCJA in its 2017 consolidated financial statements in accordance with Staff Accounting Bulletin No. 118, which provides SEC staff guidance for the application of ASC Topic 740, Income Taxes, and allowed up to one year to complete the required analyses and accounting for the TCJA. At December 31, 2017 the Company was able to make reasonable estimates of the impact of the TCJA for the reduction in the federal corporate tax rate, changes to bonus depreciation and consequences on the Company’s regulatory liabilities. The accounting for the income tax effects of the enactment of the TCJA is complete as of September 30, 2018. The Company did not make any material adjustments to the amounts recorded at December 31, 2017 in 2018.

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Following is an analysis of the operating results of Otter Tail Corporation (the Company, we, us and our) by business segment for the three- and nine-month periods ended September 30, 2018 and 2017, followed by a discussion of changes in our consolidated financial position during the nine months ended September 30, 2018 and our business outlook for the remainder of 2018.

Comparison of the Three Months Ended September 30, 2018 and 2017

Consolidated operating revenues were $227.7 million for the three months ended September 30, 2018 compared with $216.5 million for the three months ended September 30, 2017. Operating income was $38.3 million for the three months ended September 30, 2018 compared with $33.0 million for the three months ended September 30, 2017. The Company recorded diluted earnings per share of $0.58 for the three months ended September 30, 2018 compared with $0.45 for the three months ended September 30, 2017.

Amounts presented in the segment tables that follow for operating revenues, cost of products sold and other nonelectric operating expenses for the three-month periods ended September 30, 2018 and 2017 will not agree with amounts presented in the consolidated statements of income due to the elimination of intersegment transactions. The amounts of intersegment eliminations by income statement line item are listed below:

Intersegment Eliminations (in thousands)	September 30, 2018	September 30, 2017
Operating Revenues:
Electric	$10	$5
Costs of Products Sold	4	8
Other Nonelectric Expenses	6	(3)

Electric

	Three Months Ended
	September 30,			%
(in thousands)	2018	2017	Change	Change
Retail Sales Revenues from Contracts with Customers	$88,750	$88,482	$268	0.3
Changes in Accrued Revenues under Alternative Revenue Programs	(317)	471	(788)	(167.3)
Total Retail Sales Revenue	$88,433	$88,953	$(520)	(0.6)
Wholesale Revenues – Company Generation	2,826	1,549	1,277	82.4
Other Revenues	14,183	12,897	1,286	10.0
Total Operating Revenues	$105,442	$103,399	$2,043	2.0
Production Fuel	17,129	16,096	1,033	6.4
Purchased Power – System Use	9,664	13,371	(3,707)	(27.7)
Other Operation and Maintenance Expenses	33,897	35,469	(1,572)	(4.4)
Depreciation and Amortization	14,023	13,157	866	6.6
Property Taxes	4,094	3,721	373	10.0
Operating Income	$26,635	$21,585	$5,050	23.4
Electric kilowatt-hour (kwh) Sales (in thousands)
Retail kwh Sales	1,079,622	1,060,858	18,764	1.8
Wholesale kwh Sales – Company Generation	93,790	57,400	36,390	63.4
Heating Degree Days	107	37	70	189.2
Cooling Degree Days	339	284	55	19.4

The following table shows heating and cooling degree days as a percent of normal:

	Three Months ended September 30,
	2018	2017
Heating Degree Days	209.8%	69.8%
Cooling Degree Days	95.8%	80.2%

The following table summarizes the estimated effect on diluted earnings per share of the difference in retail kwh sales under actual weather conditions and expected retail kwh sales under normal weather conditions in the third quarters of 2018 and 2017 and between the quarters:

	2018 vs Normal	2017 vs Normal	2018 vs 2017
Effect on Diluted Earnings Per Share	$(0.00)	$(0.01)	$0.01

The $0.5 million decrease in retail revenue includes:

●

A $4.0 million increase in revenues mainly due to the additional amount of interim rate refund recorded in third quarter 2017 related to the Minnesota Public Utilities Commission’s (MPUC’s) final order in the 2016 general rate case.

●

A $1.4 million increase in revenues, net of an estimated refund, related to an interim rate increase implemented in January 2018 in conjunction with OTP's 2017 general rate increase request in North Dakota.

●

A $0.8 million increase in Minnesota Renewable Resource Adjustment (RRA) rider revenues related to an increase in renewable revenue requirements resulting from the expiration of production tax credits for certain wind turbines.

●	A $0.8 million increase in revenues related to increased electricity consumption due to warmer weather in third quarter 2018, evidenced by a 19.4% increase in cooling degree days between the periods.

offset by:

●

A $4.2 million decrease in revenues related to the recovery of lower fuel and purchased power costs incurred to serve retail customers, driven by more kwhs generated from low-fuel-cost, company-owned resources combined with a reduction in higher-cost power purchases.

●	A $2.3 million reduction in revenues due to a provision for refunds to Minnesota and South Dakota customers related to lower federal income taxes under the 2017 Tax Cuts and Jobs Act (TCJA).

●

A $0.6 million decrease in North Dakota and South Dakota Environmental Cost Recovery (ECR) rider revenues due to a reduction in the return on equity (ROE) component of the North Dakota rider from 10.75% in 2017 to 9.77% in 2018, less federal taxes being recovered through the riders and a lower investment balance of environmental upgrades due to depreciation.

●

A $0.4 million reduction in revenues related to a reduction in transmission costs, including lower federal income taxes under the TCJA, recoverable in rates and through transmission cost recovery (TCR) riders in North Dakota and Minnesota.

Wholesale electric revenues increased $1.3 million due to a 63.4% increase in wholesale kwh sales and an 11.7% increase in wholesale electric prices. Increased demand and higher wholesale prices combined with increased availability of OTP generating units provided greater opportunity for economic dispatch and wholesale energy sales in third quarter 2018 compared with third quarter 2017.

Other electric revenues increased $1.3 million due to increases in transmission tariff and transmission services revenue.

Production fuel costs increased $1.0 million, due to a 21.5% increase in kwhs generated from OTP’s fuel burning plants to provide electricity for the increases in retail and wholesale demand driven by warmer weather in OTP’s service territory in third quarter 2018 compared with third quarter 2017.

The cost of purchased power to serve retail customers decreased $3.7 million in relation to a 47.5% decrease in kwhs purchased due to higher market prices and increased availability of, and sourcing from, company-owned generating units.

Electric operating and maintenance expenses decreased $1.6 million due to the establishment of a $2.7 million regulatory asset for deferred recovery of an income tax adjustment related to TCJA guidance issued in third quarter 2018. This decrease was partially offset by a $1.1 million increase in external service costs related to a scheduled eight-week maintenance outage at Big Stone Plant that began in September 2018. The income tax adjustment is the result of August 2018 Internal Revenue Service (IRS) guidance clarifying changes related to the treatment of bonus depreciation rules for 2017, affecting 2017 deductions and reversals of excess deferred taxes in 2018. The adjustments related to the guidance resulted in a $2.7 million increase in income tax expense, which is subject to recovery through future rate adjustments. In accordance with regulatory accounting treatment, OTP recorded a regulatory asset and offsetting credit to operating expense of $2.7 million. The regulatory asset will be amortized to expense as the related revenue is recovered in rates.

Property tax expense increased $0.4 million due to an increase in North Dakota property taxes in 2018.

Depreciation expense increased $0.9 million mainly due to an increase in transmission project unitization and the Big Stone South–Brookings transmission line being placed in service in September 2017.

Manufacturing

	Three Months Ended
	September 30,			%
(in thousands)	2018	2017	Change	Change
Operating Revenues	$67,027	$54,355	$12,672	23.3
Cost of Products Sold	51,143	41,638	9,505	22.8
Operating Expenses	7,842	6,161	1,681	27.3
Depreciation and Amortization	3,716	3,780	(64)	(1.7)
Operating Income	$4,326	$2,776	$1,550	55.8

The $12.7 million increase in revenues in our Manufacturing segment includes the following:

●

Revenues at BTD Manufacturing, Inc. (BTD) increased $11.8 million, including increases in parts revenue of $4.1 million to manufacturers of construction equipment, $2.2 million to manufacturers of agricultural equipment, $2.0 million to manufacturers of lawn and garden equipment, $1.7 million to manufacturers of industrial equipment and $1.1 million to manufacturers of recreational vehicles. Included in the parts revenue increases is the pass through of higher material costs of $4.2 million, with the remaining increase due to higher sales volume and a slight increase in pricing unrelated to material cost increases. Revenues from scrap metal sales increased $0.7 million due to higher scrap volume from increased production and a 6% increase in scrap metal pricing.

●

Revenues at T.O. Plastics, Inc. (T.O. Plastics), our manufacturer of thermoformed plastic and horticultural products, increased $0.9 million due to a $1.6 million increase in sales of horticultural containers, partially offset by decreases in sales of industrial and life sciences products totaling $0.7 million.

The $9.5 million increase in cost of products sold in our Manufacturing segment includes the following:

●	Cost of products sold at BTD increased $8.7 million due to increased sales volume and the $4.2 million in higher material costs recovered in revenue.

●	Cost of products sold at T.O. Plastics increased $0.8 million due to the increase in sales volume and higher labor costs.

The $1.7 million increase in operating expenses in our Manufacturing segment includes a $1.6 million increase in expenses at BTD resulting from increases in in labor, benefit and recruiting costs for additional employees.

Plastics

	Three Months Ended
	September 30,			%
(in thousands)	2018	2017	Change	Change
Operating Revenues	$55,203	$58,708	$(3,505)	(6.0)
Cost of Products Sold	42,222	44,600	(2,378)	(5.3)
Operating Expenses	3,260	3,083	177	5.7
Depreciation and Amortization	907	976	(69)	(7.1)
Operating Income	$8,814	$10,049	$(1,235)	(12.3)

Plastics segment revenues decreased $3.5 million due to a 12.5% decrease in pounds of polyvinyl-chloride (PVC) pipe sold, partially offset by a 7.5% increase in PVC pipe prices. Higher sales volume in third quarter 2017 was mainly due to increased sales and pricing resulting from hurricanes in the Gulf Coast region of the United States, where the major U.S. resin production plants are located. Hurricane Harvey had a significant impact on market conditions for September 2017. Major resin suppliers shut down production facilities which impacted raw material availability. This created pipe-availability concerns among distributors and contractors, which accelerated pipe demand and created positive sales-price pressure in the market, impacting our third quarter 2017 diluted earnings by an estimated $0.04 per share.

Cost of products sold decreased $2.4 million due to the 12.5% decrease in sales volume, partially offset by an 8.2% increase in the cost per pound of pipe sold. Although sales volume decreased while the cost per pound of pipe sold increased, gross margin per pound of PVC pipe sold still improved by 5.2% as a result of the 7.5% increase in revenue per pound of PVC pipe sold. Plastics segment operating expenses increased by $0.2 million.

Corporate

Corporate includes items such as corporate staff and overhead costs, the results of our captive insurance company and other items excluded from the measurement of operating segment performance. Corporate is not an operating segment. Rather it is added to operating segment totals to reconcile to totals on our consolidated statements of income.

	Three Months Ended
	September 30,			%
(in thousands)	2018	2017	Change	Change
Operating Expenses	$1,451	$1,384	$67	4.8
Depreciation and Amortization	62	14	48	342.9

Other Income

The $0.7 million increase in other income in the three months ended September 30, 2018 compared with the three months ended September 30, 2017 includes $0.3 million of nontaxable life insurance benefits from corporate-owned life insurance and a $0.3 million increase in other income at OTP related to an increase in allowance for equity funds used during construction (AFUDC) resulting from an increase in construction work in progress subject to AFUDC.

Income Taxes – Continuing Operations

Income tax expense - continuing operations increased only $0.3 million in the three months ended September 30, 2018 compared with the three months ended September 30, 2017, despite a $5.8 million increase in income before income taxes, mainly due to the reduction in the federal income tax rate from 35% to 21% under the TCJA decreasing income taxes by approximately $2.0 million. The $2.0 million tax decrease due to the lower tax rate was offset by a $2.0 million increase due to the reversal of excess deferred taxes related to IRS guidance clarifying changes to bonus depreciation under the TCJA applied to 2017 income taxes at OTP. The following table provides a reconciliation of income tax expense calculated at our net composite federal and state statutory rate on income from continuing operations before income taxes and income tax expense for continuing operations reported on our consolidated statements of income for the three-month periods ended September 30, 2018 and 2017:

	Three Months Ended September 30,
(in thousands)	2018	2017
Income Before Income Taxes – Continuing Operations	$30,632	$24,808
Tax Computed at Company’s Net Composite Federal and State Statutory Rate (26% for 2018, 39% for 2017)	$7,964	$9,675
Increases (Decreases) in Tax from:
Property Related Differences and Other Regulatory Adjustments	1,187	103
Federal Production Tax Credits (PTCs)	(707)	(1,349)
Corporate-Owned Life Insurance	(332)	(118)
North Dakota Wind Tax Credit Amortization – Net of Federal Taxes	(258)	(212)
Research and Development and Other Tax Credits	(227)	(189)
Allowance for Funds Used During Construction – Equity	(138)	(92)
Employee Stock Ownership Plan Dividend Deduction	(99)	(172)
Excess Tax Deduction – Equity Method Stock Awards	(73)	--
Section 199 Domestic Production Activities Deduction	--	(330)
Other Items – Net	42	(281)
Income Tax Expense – Continuing Operations	$7,359	$7,035
Effective Income Tax Rate – Continuing Operations	24.0%	28.4%

Federal PTCs are recognized as wind energy is generated based on a per kwh rate prescribed in applicable federal statutes. OTP’s kwh generation from its wind turbines eligible for PTCs decreased 46.9% in the three months ended September 30, 2018 compared with the three months ended September 30, 2017 due to the PTC eligibility period ending for one of OTP’s wind farms. North Dakota wind energy credits are based on dollars invested in qualifying facilities and are being recognized on a straight-line basis over 25 years.

Comparison of the Nine Months Ended September 30, 2018 and 2017

Consolidated operating revenues were $695.3 million for the nine months ended September 30, 2018 compared with
$642.7 million for the nine months ended September 30, 2017. Operating income was $106.0 million for the nine months ended September 30, 2018 compared with $98.2 million for the nine months ended September 30, 2017. The Company recorded diluted earnings per share of $1.71 for the nine months ended September 30, 2018 compared with $1.36 for the nine months ended September 30, 2017.

Amounts presented in the segment tables that follow for operating revenues, cost of products sold and other nonelectric operating expenses for the nine-month periods ended September 30, 2018 and 2017 will not agree with amounts presented in the consolidated statements of income due to the elimination of intersegment transactions. The amounts of intersegment eliminations by income statement line item are listed below:

Intersegment Eliminations (in thousands)	September 30, 2018	September 30, 2017
Operating Revenues:
Electric	$31	$18
Costs of Products Sold	11	11
Other Nonelectric Expenses	20	7

Electric

	Nine Months Ended
	September 30,			%
(in thousands)	2018	2017	Change	Change
Retail Sales Revenues from Contracts with Customers	$287,330	$281,615	$5,715	2.0
Changes in Accrued Revenues under Alternative Revenue Programs	(2,757)	(1,192)	(1,565)	131.3
Total Retail Sales Revenue	$284,573	$280,423	$4,150	1.5
Wholesale Revenues – Company Generation	6,380	3,600	2,780	77.2
Other Revenues	41,179	40,163	1,016	2.5
Total Operating Revenues	$332,132	$324,186	$7,946	2.5
Production Fuel	51,723	44,955	6,768	15.1
Purchased Power – System Use	45,659	48,935	(3,276)	(6.7)
Other Operation and Maintenance Expenses	111,113	109,494	1,619	1.5
Depreciation and Amortization	41,924	39,317	2,607	6.6
Property Taxes	11,202	11,228	(26)	(0.2)
Operating Income	$70,511	$70,257	$254	0.4
Electric kwh Sales (in thousands)
Retail kwh Sales	3,669,841	3,524,468	145,373	4.1
Wholesale kwh Sales – Company Generation	228,669	141,642	87,027	61.4
Heating Degree Days	4,373	3,539	834	23.6
Cooling Degree Days	567	380	187	49.2

The following table shows heating and cooling degree days as a percent of normal:

	Nine Months ended September 30,
	2018	2017
Heating Degree Days	111.4%	88.7%
Cooling Degree Days	124.1%	82.4%

The following table summarizes the estimated effect on diluted earnings per share of the difference in retail kwh sales under actual weather conditions and expected retail kwh sales under normal weather conditions in the first nine months of 2018 and 2017 and between the periods:

	2018 vs Normal	2017 vs Normal	2018 vs 2017
Effect on Diluted Earnings Per Share	$0.06	$(0.04)	$0.10

The $4.1 million increase in retail revenue includes:

●

A $6.1 million increase related to increased electricity consumption due to colder weather in the first four months of 2018 and warmer weather from May through September 2018 compared with the same periods in 2017, evidenced by a 23.6% increase in heating-degree days and 49.2% increase in cooling degree days between the periods.

●	A $4.7 million increase mainly related to an increase in kwh sales to a major industrial customer.

●	A $4.4 million increase, net of an estimated refund, related to an interim rate increase implemented in January 2018 in conjunction with OTP's 2017 general rate increase request in North Dakota.

●

A $2.4 million increase in North Dakota and Minnesota RRA rider revenues related to the expiration of federal PTC eligibility on one of OTP’s wind farms, which increases revenue requirements under the RRAs.

●	A $0.8 million increase in Conservation Improvement Program (CIP) cost recovery revenues and incentives.

offset by:

●	A $7.1 million reduction in revenues due to a provision for refunds to Minnesota and South Dakota customers related to lower federal income taxes under the TCJA.

●	A $3.6 million reduction in revenues related to a reduction in transmission costs, including lower federal income taxes under the TCJA, recoverable in rates and through TCR riders.

●

A $2.0 million decrease in North Dakota and South Dakota ECR rider revenues due to a reduction in the ROE component of the North Dakota rider from 10.75% in 2017 to 9.77% in 2018, less federal taxes being recovered through the riders and a lower investment balance of environmental upgrades due to depreciation.

●

A $1.6 million decrease related to the recovery of decreased fuel and purchased power costs due to an increase in lower-fuel-cost kwhs generated relative to a decrease in higher-cost kwhs purchased to serve retail customers.

Wholesale electric revenues increased $2.8 million due to a 61.4% increase in wholesale kwh sales and a 9.8% increase in wholesale electric prices. Increased demand and higher wholesale prices combined with increased availability of OTP generating units provided greater opportunity for economic dispatch and wholesale energy sales in the first nine months of 2018 compared with the first nine months of 2017.

Other electric revenues increased $1.0 million mostly due to a $1.4 million net increase in transmission tariff revenues, partially offset by $0.4 million in sales tax refunds received in 2017. No similar refunds were received in 2018.

Production fuel costs increased $6.8 million, mainly due to a 32.1% increase in kwhs generated from OTP’s fuel burning plants to provide electricity for the increase in retail and wholesale demand driven by colder weather in the first four months of 2018 and warmer weather from May through September 2018 compared with the same periods in 2017.

The cost of purchased power to serve retail customers decreased $3.3 million in relation to a 20.0% decrease in kwhs purchased due to higher market prices and increased availability of, and sourcing from, company-owned generating units.

Electric operating and maintenance expenses increased $1.6 million, including:

●	A $2.0 million increase in labor and benefit costs mainly due to an increase in benefit and other labor related costs loaded on direct labor costs.

●	A $1.0 million increase in CIP costs.

●	A $1.0 million increase in external service costs at Big Stone Plant, mainly related to a scheduled eight-week maintenance outage that began in September 2018.

●	A $0.7 million increase in storm repair expenses related to damages caused by severe weather in first quarter and June 2018.

●	A $0.4 million increase in external service costs for software licensing.

●	A $0.4 million increase in pollution control reagent costs related to a 31% increase in kwhs generated at OTP’s coal-fired power plants.

offset by:

●

A $2.7 million reduction in expense due to the establishment of a regulatory asset for deferred recovery of an income tax adjustment resulting from August 2018 IRS guidance clarifying changes related to the treatment of bonus depreciation rules for 2017, affecting 2017 deductions and reversals of excess deferred taxes in 2018. The adjustments related to the guidance resulted in a $2.7 million increase in income tax expense, which is subject to recovery through future rate adjustments. In accordance with regulatory accounting treatment, OTP recorded a regulatory asset and offsetting credit to operating expense of $2.7 million. The regulatory asset will be amortized to expense as the related revenue is recovered in rates.

●	A $1.3 million reduction in MISO and SPP transmission service charges.

Depreciation expense increased $2.6 million mainly due to an increase in transmission project unitization and the Big Stone South–Brookings transmission line being placed in service in September 2017.

Manufacturing

	Nine Months Ended
	September 30,			%
(in thousands)	2018	2017	Change	Change
Operating Revenues	$203,843	$172,076	$31,767	18.5
Cost of Products Sold	155,028	131,401	23,627	18.0
Operating Expenses	22,154	17,583	4,571	26.0
Depreciation and Amortization	11,330	11,511	(181)	(1.6)
Operating Income	$15,331	$11,581	$3,750	32.4

The $31.8 million increase in revenues in our Manufacturing segment includes the following:

●

Revenues at BTD increased $29.6 million, including increases in parts sales of $7.5 million to manufacturers of recreational vehicles, $7.1 million to manufacturers of large construction equipment, $6.8 million to manufacturers of agricultural equipment, $3.4 million to manufacturers of industrial equipment and $3.4 million to manufacturers of lawn and garden equipment. Included in the parts revenue increases is the pass through of higher material costs of $8.3 million, with the remaining increase due to higher sales volume and a slight increase in pricing unrelated to material cost increases. Revenue from scrap metal sales increased $1.7 million due to higher scrap volume from increased production and a 6% increase in scrap metal pricing.

●

Revenues at T.O. Plastics increased $2.2 million due to increased sales of horticultural containers across its customer base, partially offset by decreases in sales of industrial and life sciences products totaling $0.5 million.

The $23.6 million increase in cost of products sold in our Manufacturing segment includes the following:

●	Cost of products sold at BTD increased $21.7 million due to increased sales volume and the $8.3 million in higher material costs recovered in revenue.

●	Cost of products sold at T.O. Plastics increased $1.9 million related to the increase in product sales.

The $4.6 million increase in operating expenses in our Manufacturing segment includes a $4.4 million increase in expenses at BTD due to a $2.2 million increase in short-term incentives, a $1.4 million increase in labor, benefit and recruiting expenses due to more employees and a $0.8 million increase in other administrative and general expenses.

Plastics

	Nine Months Ended
	September 30,			%
(in thousands)	2018	2017	Change	Change
Operating Revenues	$159,332	$146,416	$12,916	8.8
Cost of Products Sold	120,674	114,130	6,544	5.7
Operating Expenses	9,136	7,816	1,320	16.9
Depreciation and Amortization	2,812	2,830	(18)	(0.6)
Operating Income	$26,710	$21,640	$5,070	23.4

Plastics segment revenues increased $12.9 million due to a 12.5% increase in PVC pipe prices on a 3.3% decrease in pounds of pipe sold. Higher sales volume in third quarter 2017 was mainly due to increased sales and pricing resulting from hurricanes in the Gulf Coast region of the United States, where the major U.S. resin production plants are located. Hurricane Harvey had a significant impact on market conditions for September of 2017. Major resin suppliers shut down production facilities which impacted raw material availability. This created pipe-availability concerns among distributors and contractors, which accelerated pipe demand and created positive sales-price pressure in the market, impacting our diluted earnings by an estimated $0.04 per share for the nine months ended September 30, 2017.

Cost of products sold decreased $6.5 million due to the 3.3% decrease in sales volume, partially offset by an 9.3% increase in the cost per pound of pipe sold. Although sales volume decreased while the cost per pound of pipe sold increased, gross margin per pound of PVC pipe sold still improved by 23.8% as a result of the 12.5% increase in revenue per pound of PVC pipe sold. Plastics segment operating expenses increased by $1.3 million mainly due to increase in incentives earned and commissions paid on more profitable sales.

Corporate

Corporate includes items such as corporate staff and overhead costs, the results of our captive insurance company and other items excluded from the measurement of operating segment performance. Corporate is not an operating segment. Rather it is added to operating segment totals to reconcile to totals on our consolidated statements of income.

	Nine Months Ended
	September 30,			%
(in thousands)	2018	2017	Change	Change
Operating Expenses	$6,420	$5,233	$1,187	22.7
Depreciation and Amortization	150	31	119	383.8

Corporate operating expenses increased $1.2 million, mainly as a result of increased employee benefit and insurance costs.

Other Income

The $1.4 million increase in other income in the nine months ended September 30, 2018 compared with the nine months ended September 30, 2017 is mainly due to a $1.0 million increase in other income at OTP related to an increase in AFUDC resulting from an increase in construction work in progress subject to AFUDC.

Income Taxes – Continuing Operations

Income tax expense - continuing operations decreased $5.1 million in the nine months ended September 30, 2018 compared with the nine months ended September 30, 2017 mainly due to the reduction in the federal income tax rate from 35% to 21% under the TCJA, partially offset by an increase in income tax expense resulting from a $9.1 million increase in income from continuing operations before income taxes. A $7.2 million net tax decrease mostly due to the lower tax rate, was partially offset by a $2.0 million increase in income tax expense due to the reversal of excess deferred taxes related to IRS guidance clarifying changes to bonus depreciation under the TCJA applied to 2017 income taxes at OTP. The following table provides a reconciliation of income tax expense calculated at our net composite federal and state statutory rate on income from continuing operations before income taxes and income tax expense for continuing operations reported on our consolidated statements of income for the nine-month periods ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
(in thousands)	2018	2017
Income Before Income Taxes – Continuing Operations	$82,391	$73,314
Tax Computed at Company’s Net Composite Federal and State Statutory Rate (26% for 2018, 39% for 2017)	$21,422	$28,592
Increases (Decreases) in Tax from:
Federal PTCs	(2,757)	(5,411)
Property Related Differences and Other Regulatory Adjustments	(911)	243
North Dakota Wind Tax Credit Amortization – Net of Federal Taxes	(774)	(637)
Excess Tax Deduction – Equity Method Stock Awards	(698)	(697)
Research and Development and Other Tax Credits	(636)	(576)
Other Comprehensive Income Deferred Tax Rate Adjustment	(531)	--
Allowance for Funds Used During Construction – Equity	(416)	(250)
Corporate-Owned Life Insurance	(360)	(620)
Employee Stock Ownership Plan Dividend Deduction	(298)	(517)
Section 199 Domestic Production Activities Deduction	--	(990)
Other Items – Net	166	158
Income Tax Expense – Continuing Operations	$14,207	$19,295
Effective Income Tax Rate – Continuing Operations	17.2%	26.3%

Federal PTCs are recognized as wind energy is generated based on a per kwh rate prescribed in applicable federal statutes. OTP’s kwh generation from its wind turbines eligible for PTCs decreased 48.1% in the nine months ended September 30, 2018 compared with the nine months ended September 30, 2017 due to the PTC eligibility period ending for one of OTP’s wind farms. North Dakota wind energy credits are based on dollars invested in qualifying facilities and are being recognized on a straight-line basis over 25 years.

Financial Position

The following table presents the status of our lines of credit as of September 30, 2018 and December 31, 2017:

(in thousands)	Line Limit	In Use on September 30, 2018	Restricted due to Outstanding Letters of Credit	Available on September 30, 2018	Available on December 31, 2017
Otter Tail Corporation Credit Agreement	$130,000	$15,489	$--	$114,511	$130,000
OTP Credit Agreement	170,000	--	300	169,700	57,329
Total	$300,000	$15,489	$300	$284,211	$187,329

We believe we have the necessary liquidity to effectively conduct business operations for an extended period if needed. Our balance sheet is strong, and we are in compliance with our debt covenants. Financial flexibility is provided by operating cash flows, unused lines of credit, strong financial coverages, investment grade credit ratings and alternative financing arrangements such as leasing.

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

Net cash provided by operating activities was $100.9 million for the nine months ended September 30, 2018 compared with net cash provided by operating activities of $114.1 million for the nine months ended September 30, 2017. Primary reasons for the $13.2 million decrease in net cash provided by operations between the periods were:

●	A $20.0 million increase in discretionary contributions to the corporation’s funded pension plan.

●	An $8.2 million reduction in the level of increases in deferred tax liabilities related to the lower federal income tax rate under the TCJA.

●	A $1.9 million increase in cash used for working capital items.

offset by:

●	A $14.1 million increase in net income.

●	A $2.5 million increase in depreciation and amortization expense.

Net cash used in investing activities was $75.9 million for the nine months ended September 30, 2018 compared with $95.3 million for the nine months ended September 30, 2017. The $19.4 million decrease in cash used for investing activities includes a $20.0 million decrease in capital expenditures, mainly due to a $23.1 million reduction in cash used for capital expenditures at OTP as the Big Stone South–Brookings 345 kiloVolt (kV) transmission line project, placed in service September 2017, was under construction during the first nine months of 2017. OTP continues work on the Big Stone South–Ellendale

345-kV transmission line project and on a major project to replace its customer information system. OTP expects to implement its new customer information system in first quarter 2019. Cash used for capital expenditures at BTD increased $2.8 million between periods mainly due to the addition of manufacturing equipment to add capabilities and expand capacity at all of BTD’s manufacturing plants. Corporate capital expenditures increased $0.5 million between periods for leasehold improvements and office equipment purchased in 2018 in connection with an April 2018 office move.

Net cash used in financing activities was $40.5 million for the nine months ended September 30, 2018 compared with $18.0 million for the nine months ended September 30, 2017. Financing activities in the first nine months of 2018 included proceeds from the issuance of $100 million in privately placed 4.07% Senior Unsecured Notes due February 7, 2048, which were used to pay down a portion of borrowings then outstanding under the OTP Credit Agreement. Common dividend payments of $39.9 million in the first nine months of 2018 was the major item contributing to the $40.5 million in net cash used in financing activities for the nine months ended September 30, 2018.

Financing activities in the first nine months of 2017 included a $59.3 million increase in net short-term borrowings under OTP’s credit agreement, of which $33.0 million was used to repay OTP’s 5.95% Senior Unsecured Series A Notes which matured on August 20, 2017. The additional short-term borrowings were used to fund a portion of OTP’s 2017 capital expenditures. Operating cash flows from our Manufacturing and Plastics segments were used to repay an additional $15.2 million in long-term debt related to those operations. Financing activities in the first nine months of 2017 also included common stock dividend payments of $38.0 million,

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

The consolidated capital expenditure plan for the 2018-2022 time period calls for $1.05 billion based on the need for additional wind and solar in rate base and capital spending for Astoria Station, a natural gas-fired plant that will replace Hoot Lake Plant when it is retired in 2021. Given the increased capital expenditure plan, our compounded annual growth rate in rate base is projected to be approximately 9% from 2017 through 2022. Execution on the currently anticipated electric utility capital expenditure plan is expected to grow rate base and be a key driver in increasing utility earnings over the 2018 through 2022 timeframe.

On November 16, 2016 OTP entered into an Asset Purchase Agreement (the Purchase Agreement) with EDF Renewable Development, Inc. and certain of its affiliated companies (EDF) to purchase and assume the development assets associated with a 150-megawatt (MW) wind farm in southeastern North Dakota (the Merricourt Project) for a purchase price of $34.7 million, subject to adjustments for interconnection costs. The Purchase Agreement will close on the satisfactory receipt of regulatory reviews, interconnection costs and approval and other conditions. On the same day, OTP entered into a Turnkey Engineering, Procurement and Construction Services Agreement with EDF that will be effective upon the closing of the Purchase Agreement pursuant to which EDF will construct the wind farm with a targeted completion date in 2020 for consideration of $200.5 million, subject to certain adjustments, payable following the closing of the Purchase Agreement in installments in connection with certain project construction milestones. Dependent on the expected timing of MISO interconnection approval, construction of the Merricourt Project is currently anticipated to begin in 2019. The agreements contain representations, warranties, covenants and indemnities customary to transactions of this type and include provisions for liquidated damages to be paid by EDF in the event of certain occurrences described in the agreements. As of September 30, 2018, OTP had capitalized approximately $4.7 million in development costs associated with the Merricourt Project. A final order for an Advance Determination of Prudence (ADP), subject to qualifications and compliance obligations, and a Certificate of Public Convenience and Necessity were issued by the North Dakota Public Service Commission (NDPSC) on November 3, 2017. On October 26, 2017 the MPUC approved the facility under the Renewable Energy Standard making the Merricourt Project eligible for cost recovery under the Minnesota Renewable Resource Recovery rider, subject to qualifications and reporting obligations.

In addition to the Merricourt Project, OTP is moving forward with plans for the development, construction and ownership of a 250-MW simple-cycle natural gas-fired combustion turbine generation facility near Astoria, South Dakota (Astoria Station) as part of its plan to reliably meet customers’ electric needs, replace expiring capacity purchase agreements and prepare for the planned retirement of its Hoot Lake Plant in 2021. OTP expects the project will cost approximately $165 million. As of September 30, 2018, OTP had capitalized approximately $6.1 million in development costs associated with Astoria Station. On August 3, 2018 the SDPUC voted to approve the site permit for Astoria Station. A final order granting ADP for Astoria Station was issued by the NDPSC on November 3, 2017, subject to certain qualifications and compliance obligations. The MISO interconnection agreement for Astoria Station is expected to be signed in fourth quarter 2018.

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

REGULATORY ISSUES

Fuel and Purchased Power Costs Recovery—On December 19, 2017, the MPUC issued an order authorizing the implementation of a new fuel clause adjustment mechanism to be implemented July 1, 2019. On September 20, 2018, the MPUC approved a delay of the implementation until January 1, 2020. Prior to implementation, OTP will be required to submit forecasted monthly fuel cost rates for the twelve-month period beginning January 1, 2020. Upon approval by the MPUC, those rates will be published in advance of each year to give customers notice of the next years’ monthly fuel rates, and those will be the rates OTP will charge per kwh to cover fuel costs. OTP will track its actual costs throughout the year and then file an annual report with the MPUC comparing the actual cost per kwh to the billed cost per kwh to determine if any over or under collection of costs occurred. OTP would refund any over-collections, or in the case of an under-collection, need to show prudence of costs before allowed recovery of under-collections. The refund of any over-collection or recovery of any under-collection would be handled through a true-up mechanism. OTP is working with other Minnesota utilities, the Minnesota Department of Commerce and other stakeholders to address questions and further develop the mechanism prior to implementation.

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

CAPITAL RESOURCES

On May 3, 2018 we filed a shelf registration statement with the SEC under which we may offer for sale, from time to time, either separately or together in any combination, equity, debt or other securities described in the shelf registration statement, which expires on May 3, 2021. On May 3, 2018 we also filed a shelf registration statement with the SEC for the issuance of up to 1,500,000 common shares under our Automatic Dividend Reinvestment and Share Purchase Plan (the Plan), which permits shares purchased by participants in the Plan to be either new issue common shares or common shares purchased in the open market. The shelf registration for the Plan expires on May 3, 2021. On May 1, 2018 our Distribution Agreement with JPMS ended.

Short-Term Debt

The following table presents the status of our lines of credit as of September 30, 2018 and December 31, 2017:

(in thousands)	Line Limit	In Use on September 30, 2018	Restricted due to Outstanding Letters of Credit	Available on September 30, 2018	Available on December 31, 2017
Otter Tail Corporation Credit Agreement	$130,000	$15,489	$--	$114,511	$130,000
OTP Credit Agreement	170,000	--	300	169,700	57,329
Total	$300,000	$15,489	$300	$284,211	$187,329

On October 29, 2012 we entered into a Third Amended and Restated Credit Agreement (the Otter Tail Corporation Credit Agreement), which is an unsecured $130 million revolving credit facility that may be increased to $250 million on the terms and subject to the conditions described in the Otter Tail Corporation Credit Agreement. On October 31, 2018 the Otter Tail Corporation Credit Agreement was amended to extend its expiration date by one year from October 31, 2022 to October 31, 2023. We can draw on this credit facility to refinance certain indebtedness and support our operations and the operations of certain of our subsidiaries. Borrowings under the Otter Tail Corporation Credit Agreement bear interest at LIBOR plus 1.50%, subject to adjustment based on our senior unsecured credit ratings or the issuer rating if a rating is not provided for the senior unsecured credit. We are required to pay commitment fees based on the average daily unused amount available to be drawn under the revolving credit facility. The Otter Tail Corporation Credit Agreement contains a number of restrictions on us and the businesses of our wholly owned subsidiary, Varistar Corporation and its subsidiaries, including restrictions on our and their ability to merge, sell assets, make investments, create or incur liens on assets, guarantee the obligations of certain other parties and engage in transactions with related parties. The Otter Tail Corporation Credit Agreement also contains affirmative covenants and events of default, and financial covenants as described below under the heading “Financial Covenants.” The Otter Tail Corporation Credit Agreement does not include provisions for the termination of the agreement or the acceleration of repayment of amounts outstanding due to changes in our credit ratings. Our obligations under the Otter Tail Corporation Credit Agreement are guaranteed by certain of our subsidiaries. Outstanding letters of credit issued by us under the Otter Tail Corporation Credit Agreement can reduce the amount available for borrowing under the line by up to $40 million.

On October 29, 2012 OTP entered into a Second Amended and Restated Credit Agreement (the OTP Credit Agreement), providing for an unsecured $170 million revolving credit facility that may be increased to $250 million on the terms and subject to the conditions described in the OTP Credit Agreement. On October 31, 2018 the OTP Credit Agreement was amended to extend its expiration date by one year from October 31, 2022 to October 31, 2023. OTP can draw on this credit facility to support the working capital needs and other capital requirements of its operations, including letters of credit in an aggregate amount not to exceed $50 million outstanding at any time. Borrowings under this line of credit bear interest at LIBOR plus 1.25%, subject to adjustment based on the ratings of OTP’s senior unsecured debt or the issuer rating if a rating is not provided for the senior unsecured debt. OTP is required to pay commitment fees based on the average daily unused amount available to be drawn under the revolving credit facility. The OTP Credit Agreement contains a number of restrictions on the business of OTP, including restrictions on its ability to merge, sell assets, make investments, create or incur liens on assets, guarantee the obligations of any other party, and engage in transactions with related parties. The OTP Credit Agreement also contains affirmative covenants and events of default, and financial covenants as described below under the heading “Financial Covenants.” The OTP Credit Agreement does not include provisions for the termination of the agreement or the acceleration of repayment of amounts outstanding due to changes in OTP’s credit ratings. OTP’s obligations under the OTP Credit Agreement are not guaranteed by any other party.

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

Financial Covenants

We were in compliance with the financial covenants in our debt agreements as of September 30, 2018.

No Credit or Note Purchase Agreement contains any provisions that would trigger an acceleration of the related debt as a result of changes in the credit rating levels assigned to the related obligor by rating agencies.

Our borrowing agreements are subject to certain financial covenants. Specifically:

●

Under the Otter Tail Corporation Credit Agreement and the 2016 Note Purchase Agreement, we may not permit the ratio of our Interest-bearing Debt to Total Capitalization to be greater than 0.60 to 1.00 or permit our Interest and Dividend Coverage Ratio to be less than 1.50 to 1.00 (each measured on a consolidated basis). As of September 30, 2018, our Interest and Dividend Coverage Ratio calculated under the requirements of the Otter Tail Corporation Credit Agreement and the 2016 Note Purchase Agreement was 4.78 to 1.00.

●	Under the 2016 Note Purchase Agreement, we may not permit our Priority Indebtedness to exceed 10% of our Total Capitalization.

●	Under the OTP Credit Agreement, OTP may not permit the ratio of its Interest-bearing Debt to Total Capitalization to be greater than 0.60 to 1.00.

●

Under the 2007 Note Purchase Agreement and 2011 Note Purchase Agreement, OTP may not permit the ratio of its Consolidated Debt to Total Capitalization to be greater than 0.60 to 1.00 or permit its Interest and Dividend Coverage Ratio to be less than 1.50 to 1.00, in each case as provided in the related borrowing agreement, and OTP may not permit its Priority Debt to exceed 20% of its Total Capitalization, as provided in the related agreement. As of September 30, 2018, OTP’s Interest and Dividend Coverage Ratio and Interest Charges Coverage Ratio, calculated under the requirements of the 2007 Note Purchase Agreement and 2011 Note Purchase Agreement, was 3.63 to 1.00.

●

Under the 2013 Note Purchase Agreement and the 2018 Note Purchase Agreement, OTP may not permit its Interest-bearing Debt to exceed 60% of Total Capitalization and may not permit its Priority Indebtedness to exceed 20% of its Total Capitalization, in each case as provided in the related agreement.

As of September 30, 2018, our ratio of Interest-bearing Debt to Total Capitalization was 0.46 to 1.00 on a consolidated basis and 0.46 to 1.00 for OTP. Neither Otter Tail Corporation nor OTP had any Priority Indebtedness outstanding as of September 30, 2018.

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

2018 BUSINESS OUTLOOK

We are narrowing our 2018 consolidated diluted earnings per share guidance to be in the range of $2.00 to $2.10 from our August 6, 2018 guidance range of $1.95 to $2.10. We have taken into consideration the cyclical nature of some of our businesses as well as current regulatory factors facing our Electric segment. We currently expect capital expenditures for 2018 to be $106 million compared with actual cash used for capital expenditures of $133 million in 2017. Our planned expenditures for 2018 include $18 million for the Big Stone South–Ellendale transmission line project, which positively impacts earnings by providing an immediate return on invested funds through rider recovery mechanisms.

Segment components of our 2018 earnings per share guidance range compared with 2017 actual earnings are as follows:

	2017 EPS by	2018 Guidance February 12, 2018		2018 Guidance May 7, 2018		2018 Guidance August 6, 2018		2018 Guidance November 5, 2018
Diluted Earnings Per Share	Segment	Low	High	Low	High	Low	High	Low	High
Electric	$1.24	$1.34	$1.37	$1.34	$1.37	$1.34	$1.37	$1.34	$1.36
Manufacturing	$0.28	$0.26	$0.30	$0.26	$0.30	$0.26	$0.30	$0.28	$0.31
Plastics	$0.54	$0.36	$0.40	$0.48	$0.52	$0.55	$0.59	$0.59	$0.61
Corporate	$(0.25)	$(0.16)	$(0.12)	$(0.18)	$(0.14)	$(0.20)	$(0.16)	$(0.21)	$(0.18)
Total – Continuing Operations	$1.81	$1.80	$1.95	$1.90	$2.05	$1.95	$2.10	$2.00	$2.10
Return on Equity	10.6%	10.1%	10.9%	10.6%	11.5%	10.9%	11.8%	11.2%	11.8%

The following items contribute to our current earnings guidance for 2018.

●	We expect 2018 Electric segment net income to be higher than 2017 segment net income based on:

o	Normal weather for the remainder of 2018. Milder than normal weather in 2017 negatively impacted diluted earnings per share by an estimated $0.04 compared to normal.

o

Impact of our North Dakota rate case. In a September 26, 2018 hearing the NDPSC approved an overall annual revenue increase of $4.6 million (3.1%) and a ROE of 9.77% on a 52.5% equity capital structure. This compares with our March 2018 adjusted annual revenue increase request of $7.1 million (4.8%) and a requested ROE of 10.3%. The NDPSC’s approval results in no rate base adjustments from our original request and allows for future rider recovery of the planned Astoria natural gas-fired generating facility. Final rates will be effective January 1, 2019, with refunds of excess revenues collected under interim rates applied to customers’ March 2019 bills.

o

Increased revenue from our South Dakota rate case filed on April 20, 2018. Our request with the SDPUC is to increase non-fuel rates in South Dakota by approximately $3.3 million annually, or 10.1%. Interim rates based on this request went into effect October 18, 2018. We cannot provide assurance our interim rates will become final.

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

●	We expect 2018 net income from our Manufacturing segment to increase over 2017 based on:

o	BTD’s year-over-year sales increase and planned improvement in operating margins through continued productivity gains.

o	T.O. Plastics’ year-over-year sales growth in horticulture markets.

o	Lower income taxes due to lower federal tax rates implemented as part of the TCJA.

o	Backlog of approximately $62 million for the remainder of 2018 compared with $53 million one year ago.

●

We expect 2018 net income from the Plastics Segment to increase over 2017 based on continued strong performance through third quarter driven by higher operating margins with business conditions expected to remain solid through the rest of the year. Earnings in 2017 included an estimated impact of $0.09 per diluted share due to market reaction to hurricanes in the Gulf of Mexico. Plastics segment net income for 2018 also will be positively affected by lower federal tax rates in the TCJA.

●

Corporate costs, net of tax, are expected to be higher in 2018 than in 2017, excluding the effect of revaluing deferred tax assets ($0.18 per share) related to tax reform on 2017 net losses. The higher net-of-tax costs expected in 2018 are due, in part, to the lower federal tax rate in effect in 2018 under the TCJA, as well as additional increases in employee benefit costs resulting from increased earnings, and planned contributions to Otter Tail Corporation’s Foundation, established in 2018.

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

We use estimates based on the best information available in recording transactions and balances resulting from business operations. Estimates are used for such items as depreciable lives, asset impairment evaluations, tax provisions, collectability of trade accounts receivable, self-insurance programs, unbilled electric revenues, interim rate refunds, warranty reserves and actuarially determined benefits costs and liabilities. As better information becomes available or actual amounts are known, estimates are revised. Operating results can be affected by revised estimates. Actual results may differ from these estimates under different assumptions or conditions. Management has discussed the application of these critical accounting policies and the development of these estimates with the Audit Committee of the board of directors. A discussion of critical accounting policies is included under the caption “Critical Accounting Policies Involving Significant Estimates” on pages 57 through 59 of our Annual Report on Form 10-K for the year ended December 31, 2017. There were no material changes in critical accounting policies or estimates during the quarter ended September 30, 2018.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

At September 30, 2018 we had exposure to market risk associated with interest rates because we had $15.5 million in short-term debt outstanding subject to variable interest rates indexed to LIBOR plus 1.50% under the Otter Tail Corporation Credit Agreement.

All of our remaining consolidated long-term debt outstanding on September 30, 2018 has fixed interest rates. We manage our interest rate risk through the issuance of fixed-rate debt with varying maturities, through economic refunding of debt through optional refundings, limiting the amount of variable interest rate debt, and the utilization of short-term borrowings to allow flexibility in the timing and placement of long-term debt.

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

Item 4. Controls and Procedures

Under the supervision and with the participation of company management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of September 30, 2018, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2018.

During the fiscal quarter ended September 30, 2018, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We do not have a publicly announced stock repurchase program. The following table shows common shares of the Company that were surrendered to us by employees to pay taxes in connection with shares issued for incentive awards in July 2018 under our 2014 Stock Incentive Plan:

Calendar Month	Total Number of Shares Purchased	Average Price Paid per Share
July 2018	11,777	$47.65
August 2018	--	--
September 2018	--	--
Total	11,777

Item 6.      Exhibits

4.1

Sixth Amendment to Third Amended and Restated Credit Agreement, dated as of October 31, 2018, among Otter Tail Corporation, U.S. Bank National Association, as Administrative Agent and as a Bank, Bank of America, N.A. and JPMorgan Chase Bank, N.A., each as a Co-Syndication Agent and as a Bank, KeyBank National Association, as Documentation Agent and as a Bank, and Bank of the West as a Bank (incorporated by reference to Exhibit 4.1 to the Form 8-K filed by Otter Tail Corporation on November 6, 2018).

4.2

Sixth Amendment to Second Amended and Restated Credit Agreement, dated as of October 31, 2018, among Otter Tail Power Company, U.S. Bank National Association, as Administrative Agent and as a Bank, Bank of America, N.A. and JPMorgan Chase Bank, N.A., each as a Co-Syndication Agent and as a Bank, KeyBank National Association, as Documentation Agent and as a Bank, CoBank, ACB, as a Co-Documentation Agent and as a Bank, and Wells Fargo Bank, National Association as a Bank (incorporated by reference to Exhibit 4.2 to the Form 8-K filed by Otter Tail Corporation on November 6, 2018).

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

101

Financial statements from the Quarterly Report on Form 10-Q of Otter Tail Corporation for the quarter ended September 30, 2018, formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows and (v) the Condensed Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OTTER TAIL CORPORATION

By:    /s/ Kevin G. Moug

Kevin G. Moug
      Chief Financial Officer and Senior Vice President
   (Chief Financial Officer/Authorized Officer)

Dated: November 9, 2018