Form 10-Q
period 2019-03-31
Otter Tail Corp
filed 2019-05-09
CIK 1466593

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2019

OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	0-53713

OTTER TAIL CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota	27-0383995
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

215 South Cascade Street, Box 496, Fergus Falls, Minnesota	56538-0496
(Address of principal executive offices)	(Zip Code)

866-410-8780
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, par value $5.00 per share	OTTR	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes  ☑     No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑       No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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

Yes ☐    No ☑

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:

April 30, 2019 – 39,754,652 Common Shares ($5 par value)

OTTER TAIL CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. financial statements

Otter Tail Corporation
Consolidated Balance Sheets
(not audited)

(in thousands)	March 31, 2019	December 31, 2018

Assets

Current Assets
Cash and Cash Equivalents	$891	$861
Accounts Receivable:
Trade—Net	113,144	75,144
Other	8,827	9,741
Inventories	106,732	106,270
Unbilled Receivables	18,928	23,626
Income Taxes Receivable	--	2,439
Regulatory Assets	15,193	17,225
Other	9,986	6,114
Total Current Assets	273,701	241,420

Investments	9,220	8,961
Other Assets	38,653	35,759
Goodwill	37,572	37,572
Other Intangibles—Net	12,154	12,450
Regulatory Assets	133,427	135,257

Right of Use Assets - Operating Leases	20,712	--

Plant
Electric Plant in Service	2,160,321	2,019,721
Nonelectric Operations	231,135	228,120
Construction Work in Progress	49,054	181,626
Total Gross Plant	2,440,510	2,429,467
Less Accumulated Depreciation and Amortization	861,401	848,369
Net Plant	1,579,109	1,581,098

Total Assets	$2,104,548	$2,052,517

See accompanying condensed notes to consolidated financial statements.

Otter Tail Corporation
Consolidated Balance Sheets
(not audited)

(in thousands, except share data)	March 31, 2019	December 31, 2018

Liabilities and Equity

Current Liabilities
Short-Term Debt	$43,601	$18,599
Current Maturities of Long-Term Debt	174	172
Accounts Payable	100,496	96,291
Accrued Salaries and Wages	15,139	24,857
Accrued Federal and State Income Taxes	2,459	--
Other Accrued Taxes	18,590	17,287
Regulatory Liabilities	7,787	738
Current Operating Lease Liabilities	3,900	--
Other Accrued Liabilities	8,575	12,149
Total Current Liabilities	200,721	170,093

Pensions Benefit Liability	88,223	98,358
Other Postretirement Benefits Liability	72,456	71,561
Long-Term Operating Lease Liabilities	17,160	--
Other Noncurrent Liabilities	26,354	24,326

Commitments and Contingencies (note 9)

Deferred Credits
Deferred Income Taxes	121,863	120,976
Deferred Tax Credits	19,637	19,974
Regulatory Liabilities	225,496	226,469
Other	2,117	1,895
Total Deferred Credits	369,113	369,314

Capitalization
Long-Term Debt—Net	590,022	590,002

Cumulative Preferred Shares – Authorized 1,500,000 Shares Without Par Value; Outstanding – None	--	--

Cumulative Preference Shares – Authorized 1,000,000 Shares Without Par Value; Outstanding – None	--	--

Common Shares, Par Value $5 Per Share—Authorized, 50,000,000 Shares; Outstanding, 2019—39,729,708 Shares; 2018—39,664,884 Shares	198,649	198,324
Premium on Common Shares	342,991	344,250
Retained Earnings	203,619	190,433
Accumulated Other Comprehensive Loss	(4,760)	(4,144)
Total Common Equity	740,499	728,863

Total Capitalization	1,330,521	1,318,865

Total Liabilities and Equity	$2,104,548	$2,052,517

See accompanying condensed notes to consolidated financial statements.

Otter Tail Corporation
Consolidated Statements of Income
(not audited)

	Three Months Ended March 31,
(in thousands, except share and per-share amounts)	2019	2018

Operating Revenues
Electric:
Revenues from Contracts with Customers	$129,144	$123,825
Changes in Accrued Revenues under Alternative Revenue Programs	(1,049)	(875)
Total Electric Revenues	128,095	122,950
Product Sales under Contracts with Customers	117,877	118,316
Total Operating Revenues	245,972	241,266

Operating Expenses
Production Fuel – Electric	18,920	18,706
Purchased Power – Electric System Use	21,952	21,593
Electric Operation and Maintenance Expenses	38,382	39,475
Cost of Products Sold (depreciation included below)	90,582	88,785
Other Nonelectric Expenses	13,477	12,494
Depreciation and Amortization	19,131	18,763
Property Taxes – Electric	3,959	3,835
Total Operating Expenses	206,403	203,651
Operating Income	39,569	37,615
Interest Charges	7,826	7,372
Nonservice Cost Components of Postretirement Benefits	1,035	1,417
Other Income	1,244	1,183
Income Before Income Taxes	31,952	30,009
Income Tax Expense	5,628	3,794
Net Income	$26,324	$26,215
Average Number of Common Shares Outstanding—Basic	39,657,321	39,550,874
Average Number of Common Shares Outstanding—Diluted	39,903,165	39,863,682
Basic Earnings Per Common Share	$0.66	$0.66
Diluted Earnings Per Common Share	$0.66	$0.66

See accompanying condensed notes to consolidated financial statements.

Otter Tail Corporation
Consolidated Statements of Comprehensive Income
(not audited)

	Three Months Ended March 31,
(in thousands)	2019	2018
Net Income	$26,324	$26,215
Other Comprehensive Income (Loss):
Unrealized Gains (Losses) on Available-for-Sale Securities:
Reversal of Previously Recognized Gains on Available for Sale Securities Included in Other Income During Period	--	(110)
Unrealized Gains (Losses) Arising During Period	91	(66)
Income Tax (Expense) Benefit	(19)	37
Change in Unrealized Losses/Gains on Available-for-Sale Securities – net-of-tax	72	(139)
Pension and Postretirement Benefit Plans:
Amortization of Unrecognized Postretirement Benefit Losses and Costs (note 11)	130	227
Income Tax Expense	(34)	(59)
Adjustment to Income Tax Expense Related to 2017 Tax Cuts and Jobs Act	--	(531)
Pension and Postretirement Benefit Plans – net-of-tax	96	(363)
Total Other Comprehensive Income (Loss)	168	(502)
Total Comprehensive Income	$26,492	$25,713

See accompanying condensed notes to consolidated financial statements.

Otter Tail Corporation
Consolidated Statements of Common Shareholders’ Equity
For the Three-Month Periods Ended March 31, 2019 and 2018
(not audited)
(in thousands, except common shares outstanding)	Common Shares Outstanding	Par Value, Common Shares	Premium on Common Shares	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Common Equity
Balance, December 31, 2018	39,664,884	$198,324	$344,250	$190,433	$(4,144)	$728,863
Common Stock Issuances, Net of Expenses	120,048	601	(601)			--
Common Stock Retirements	(55,224)	(276)	(2,454)			(2,730)
Net Income				26,324		26,324
Other Comprehensive Income					168	168
ASU 2018-02 2017 TCJA Stranded Tax Transfer				784	(784)	--
Employee Stock Incentive Plan Expense			1,796			1,796
Common Dividends ($0.35 per share)				(13,922)		(13,922)
Balance, March 31, 2019	39,729,708	$198,649	342,991	$203,619	$(4,760)	$740,499
Balance, December 31, 2017	39,557,491	$197,787	$343,450	$161,286	$(5,631)	$696,892
Common Stock Issuances, Net of Expenses	127,598	638	(638)			--
Common Stock Retirements	(58,495)	(292)	(2,117)			(2,409)
Net Income				26,215		26,215
Other Comprehensive Loss					(502)	(502)
Employee Stock Incentive Plan Expense			1,146			1,146
Common Dividends ($0.335 per share)				(13,292)		(13,292)
Balance, March 31, 2018	39,626,594	$198,133	341,841	$174,209	$(6,133)	$708,050

Otter Tail Corporation
Consolidated Statements of Cash Flows
(not audited)
	Three Months Ended March 31,
(in thousands)	2019	2018
Cash Flows from Operating Activities
Net Income	$26,324	$26,215
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	19,131	18,763
Deferred Tax Credits	(337)	(354)
Deferred Income Taxes	835	2,901
Change in Deferred Debits and Other Assets	1,464	6,295
Discretionary Contribution to Pension Plan	(10,000)	(20,000)
Change in Noncurrent Liabilities and Deferred Credits	8,787	(5,091)
Allowance for Equity/Other Funds Used During Construction	(330)	(638)
Stock Compensation Expense—Equity Awards	1,796	1,146
Other—Net	375	(284)
Cash (Used for) Provided by Current Assets and Current Liabilities:
Change in Receivables	(37,086)	(25,047)
Change in Inventories	(462)	35
Change in Other Current Assets	128	2,334
Change in Payables and Other Current Liabilities	4,088	(2,798)
Change in Interest and Income Taxes Receivable/Payable	2,437	1,163
Net Cash Provided by Operating Activities	17,150	4,640
Cash Flows from Investing Activities
Capital Expenditures	(24,687)	(23,618)
Net Proceeds from Disposal of Noncurrent Assets	509	510
Cash Used for Investments and Other Assets	(1,258)	(719)
Net Cash Used in Investing Activities	(25,436)	(23,827)
Cash Flows from Financing Activities
Change in Checks Written in Excess of Cash	8	2,338
Net Short-Term Borrowings (Repayments)	25,002	(82,052)
Payments for Retirement of Capital Stock	(2,730)	(2,409)
Proceeds from Issuance of Long-Term Debt	--	100,000
Short-Term and Long-Term Debt Issuance Expenses	--	(433)
Payments for Retirement of Long-Term Debt	(42)	(60)
Dividends Paid	(13,922)	(13,292)
Net Cash Provided by Financing Activities	8,316	4,092
Net Change in Cash and Cash Equivalents	30	(15,095)
Cash and Cash Equivalents at Beginning of Period	861	16,216
Cash and Cash Equivalents at End of Period	$891	$1,121

See accompanying condensed notes to consolidated financial statements.

OTTER TAIL CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(not audited)

In the opinion of management, Otter Tail Corporation (the Company) has included all adjustments (including normal recurring accruals) necessary for a fair presentation of the consolidated financial statements for the periods presented. The consolidated financial statements and condensed notes thereto should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018. Because of seasonal and other factors, the earnings for the three months ended March 31, 2019 should not be taken as an indication of earnings for all or any part of the balance of the year.

The following condensed notes are numbered to correspond to numbers of the notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

In addition to recognizing revenue from contracts with customers under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASC 606), the Company also records adjustments to Electric segment revenues for amounts subject to future collection under alternative revenue programs (ARPs) as defined in ASC Topic 980, Regulated Operations (ASC 980). The ARP revenue adjustments are recorded on the basis of recoverable costs incurred and returns earned under rate riders on a separate line on the face of the Company’s consolidated statements of income as they do not meet the criteria to be classified as revenue from contracts with customers.

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

OTP has recovered costs and earned incentives or returns on investments subject to recovery under several ARP rate riders, including:

●	In Minnesota: Transmission Cost Recovery (TCR), Environmental Cost Recovery (ECR), Renewable Resource Adjustment (RRA) and Conservation Improvement Program riders.
●	In North Dakota: TCR, ECR, RRA and Generation Cost Recovery (GCR) riders.
●	In South Dakota: TCR, ECR and Energy Efficiency Plan (conservation) riders.

OTP accrues ARP revenue on the basis of costs incurred, investments made and returns on those investments that qualify for recovery through established riders. Amounts billed under riders in effect at the time of the billing are included in revenues from contracts with customers net of amounts billed that are subject to refund through future rider adjustments. Amounts accrued and subject to recovery through future rider rate updates and adjustments are reported as ARP revenue adjustments on a separate line in the revenue section of the Company’s consolidated statement of income. See table in note 3 for total revenues billed and accrued under ARP riders for the three-month periods ended March 31, 2019, and 2018.

Manufacturing Segment Revenues—Companies in the Manufacturing segment, BTD Manufacturing, Inc. (BTD) and T.O. Plastics, Inc. (T.O. Plastics), earn revenue predominantly from the production and delivery of custom-made or standardized parts to customers across several industries. BTD also earns revenue from the production and sale of tools and dies to other manufacturers. For the production and delivery of standardized products and other products made to customer specifications where the terms of the contract require transfer of the completed product, the operating company has met its performance obligation and recognizes revenue at the point in time when the product is shipped. For revenue recognized on products when shipped, the operating companies have no further obligation to provide services related to such products. The shipping terms used in these instances are FOB shipping point.

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

See operating revenue table in note 2 for a disaggregation of the Company’s revenues by business segment for the three-month periods ended March 31, 2019 and 2018.

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

The following tables present, for each of the hierarchy levels, the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018:

March 31, 2019 (in thousands)	Level 1	Level 2	Level 3
Assets:
Investments:
Equity Funds – Held by Captive Insurance Company	$1,444
Corporate Debt Securities – Held by Captive Insurance Company		$5,975
Government-Backed and Government-Sponsored Enterprises’ Debt Securities – Held by Captive Insurance Company		1,644
Other Assets:
Money Market and Mutual Funds – Nonqualified Retirement Savings Plan	1,396
Total Assets	$2,840	$7,619

December 31, 2018 (in thousands)	Level 1	Level 2	Level 3
Assets:
Investments:
Equity Funds – Held by Captive Insurance Company	$1,294
Corporate Debt Securities – Held by Captive Insurance Company		$5,898
Government-Backed and Government-Sponsored Enterprises’ Debt Securities – Held by Captive Insurance Company		1,586
Other Assets:
Money Market and Mutual Funds – Nonqualified Retirement Savings Plan	838
Total Assets	$2,132	$7,484

The level 2 fair values for Government-Backed and Government-Sponsored Enterprises’ and Corporate Debt Securities Held by the Company’s Captive Insurance Company are determined on the basis of valuations provided by a third-party pricing service which utilizes industry accepted valuation models and observable market inputs to determine valuation. Some valuations or model inputs used by the pricing service may be based on broker quotes.

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

If the LSA terminates prior to the expiration of its term or the production period terminates prior to December 31, 2040 and the Coyote Station owners purchase all of the outstanding membership interests of CCMC as required by the LSA, the owners will satisfy, or (if permitted by CCMC’s applicable lender) assume, all of CCMC’s obligations owed to CCMC’s lenders under its loans and leases. The Coyote Station owners have limited rights to assign their rights and obligations under the LSA without the consent of CCMC’s lenders during any period in which CCMC’s obligations to its lenders remain outstanding. In the event the contract is terminated because regulations or legislation render the burning of coal cost prohibitive and the assets worthless, OTP’s maximum exposure to loss as a result of its involvement with CCMC as of March 31, 2019 could be as high as $53.1 million, OTP’s 35% share of unrecovered costs.

Inventories

Inventories, valued at the lower of cost or net realizable value, consist of the following:

	March 31,	December 31,
(in thousands)	2019	2018
Finished Goods	$35,771	$37,130
Work in Process	20,503	20,393
Raw Material, Fuel and Supplies	50,458	48,747
Total Inventories	$106,732	$106,270

Goodwill and Other Intangible Assets

An assessment of the carrying amounts of goodwill of the Company’s operating units as of December 31, 2018 indicated the fair values are substantially in excess of their respective book values and not impaired.

The following table indicates there were no changes to goodwill by business segment during the first three months of 2019:

(in thousands)	Gross Balance December 31, 2018	Accumulated Impairments	Balance (net of impairments) December 31, 2018	Adjustments to Goodwill in 2019	Balance (net of impairments) March 31, 2019
Manufacturing	$18,270	$--	$18,270	$--	$18,270
Plastics	19,302	--	19,302	--	19,302
Total	$37,572	$--	$37,572	$--	$37,572

Intangible assets with finite lives are amortized over their estimated useful lives and reviewed for impairment in accordance with requirements under ASC Topic 360-10-35, Property, Plant, and Equipment—Overall—Subsequent Measurement.

The following table summarizes the components of the Company’s intangible assets at March 31, 2019 and December 31, 2018:

March 31, 2019 (in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Amortization Periods (months)
Amortizable Intangible Assets:
Customer Relationships	$22,491	$10,410	$12,081	9	-	197
Other	154	81	73		17
Total	$22,645	$10,491	$12,154

December 31, 2018 (in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Amortization Periods (months)
Amortizable Intangible Assets:
Customer Relationships	$22,491	$10,127	$12,364	12	-	200
Other	154	68	86		20
Total	$22,645	$10,195	$12,450

The amortization expense for these intangible assets was:

	Three Months Ended
	March 31,
(in thousands)	2019	2018
Amortization Expense – Intangible Assets	$296	$345

The estimated annual amortization expense for these intangible assets for the next five years is:

(in thousands)	2019	2020	2021	2022	2023
Estimated Amortization Expense – Intangible Assets	$1,184	$1,133	$1,099	$1,099	$1,099

Supplemental Disclosures of Cash Flow Information

	As of March 31,
(in thousands)	2019	2018
Noncash Investing Activities:
Transactions Related to Capital Additions not Settled in Cash	$4,338	$10,451

New Accounting Standards Adopted

ASU 2016-02—In February 2016 the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02). ASU 2016-02 is a comprehensive amendment of the ASC, creating Topic 842, which supersedes the requirements under ASC Topic 840 on leases and requires the recognition of lease assets and lease liabilities on the balance sheet and the disclosure of key information about leasing arrangements. The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The main difference between previous Generally Accepted Accounting Principles in the United States (GAAP) and Topic 842 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. The Company adopted the amendments in ASU 2016-02 to its consolidated financial statements effective January 1, 2019. See note 8 for further information on leases and the Company’s elections for applying the new standard.

ASU 2018-02—In February 2018 the FASB issued ASU No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU 2018-02). The amendments in ASU 2018-02, which are narrow in scope, allow a reclassification from accumulated other comprehensive income/(loss) (AOCI/(L)) to retained earnings for the stranded tax effects resulting from the Tax Cuts and Jobs Act (TCJA). Consequently, the amendments eliminate the stranded tax effects resulting from the TCJA and will improve the usefulness of information reported to financial statement users. The amendments in ASU 2018-02 also require certain disclosures about stranded tax effects and are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The amendments in ASU 2018-02 can be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the TCJA is recognized.

The Company adopted the updates in ASU 2018-02 effective January 1, 2019, applying them in the period of adoption and not retrospectively. On adoption, the Company reclassified $784,000 of income tax effects of the TCJA on the gross deferred tax amounts reflected in AOCI/(L) at the date of enactment of the TCJA from AOCI/(L) to retained earnings so the remaining gross deferred tax amounts related to items in AOCI/(L) will reflect current effective tax rates.

Support for the determination of the stranded tax effects resulting from the enactment of the TCJA in AOCI/(L) is provided in the table below.

(in thousands)	Unrealized Gains on Available-for- Sale Securities	Unamortized Actuarial Losses and Prior Service Costs on Pension and Other Postretirement Benefits	AOCI/(L)
Balance on December 22, 2017 – Pre-tax	$71	$(5,672)	$(5,601)
Effect of TCJA 14% Federal Tax Rate Reduction on Gross Deferred Tax Amounts	$10	$(794)	$(784)

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

The amendments in ASU 2017-04 modify the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. An entity no longer will determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. Because these amendments eliminate Step 2 from the goodwill impairment test, they should reduce the cost and complexity of evaluating goodwill for impairment. The amendments in ASU 2017-04 are effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company early adopted the amendments in ASU 2017-04 in the first quarter of 2019. The Company had no indication that any of its goodwill was impaired, therefore, the adoption of the updated standard had no impact on the Company’s consolidated financial statements.

2. Segment Information

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

Manufacturing consists of businesses in the following manufacturing activities: contract machining, metal parts stamping, fabrication and painting, and production of plastic thermoformed horticultural containers, life science and industrial packaging, material handling components and extruded raw material stock. These businesses have manufacturing facilities in Georgia, Illinois and Minnesota and sell products primarily in the United States.

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

While no single customer accounted for over 10% of the Company’s consolidated revenue in 2018, certain customers provided a significant portion of each business segment’s 2018 revenue. The Electric segment has one customer that provided 11.2% of 2018 segment revenues. The Manufacturing segment has one customer that manufactures and sells recreational vehicles that provided 22.2% of 2018 segment revenues and one customer that manufactures and sells lawn and garden equipment that provided 11.2% of 2018 segment revenues. The Manufacturing segment’s top five revenue-generating customers provided over 52% of 2018 segment revenues. The Plastics segment has two customers that together provided 39.1% of 2018 segment revenues. The loss of any one of these customers would have a significant negative impact on the financial position and results of operations of the respective business segment and the Company.

All of the Company’s long-lived assets are within the United States and 99.0% and 98.3% of its operating revenues for the respective three-month periods ended March 31, 2019 and 2018 came from sales within the United States.

The Company evaluates the performance of its business segments and allocates resources to them based on earnings contribution and return on total invested capital. Information for the business segments for the three months ended March 31, 2019 and 2018 and total assets by business segment as of March 31, 2019 and December 31, 2018 are presented in the following tables:

Operating Revenue

	Three Months Ended
	March 31,
(in thousands)	2019	2018
Electric Segment:
Retail Sales Revenue from Contracts with Customers	$114,955	$109,180
Changes in Accrued ARP Revenues	(1,049)	(875)
Total Retail Sales Revenue	113,906	108,305
Transmission Services Revenue	10,862	11,903
Wholesale Revenues – Company Generation	1,527	1,015
Other Revenues	1,814	1,742
Total Electric Segment Revenues	128,109	122,965
Manufacturing Segment:
Metal Parts and Tooling	66,724	56,927
Plastic Products and Tooling	9,045	10,235
Other	2,053	1,500
Total Manufacturing Segment Revenues	77,822	68,662
Plastics Segment – Sale of PVC Pipe Products	40,058	49,653
Intersegment Eliminations	(17)	(14)
Total	$245,972	$241,266

Interest Charges

	Three Months Ended
	March 31,
(in thousands)	2019	2018
Electric	$6,641	$6,390
Manufacturing	584	554
Plastics	149	150
Corporate and Intersegment Eliminations	452	278
Total	$7,826	$7,372

Income Taxes

	Three Months Ended
	March 31,
(in thousands)	2019	2018
Electric	$4,771	$2,098
Manufacturing	1,454	1,223
Plastics	1,329	2,414
Corporate	(1,926)	(1,941)
Total	$5,628	$3,794

Net Income (Loss)

	Three Months Ended
	March 31,
(in thousands)	2019	2018
Electric	$18,700	$16,668
Manufacturing	4,842	4,164
Plastics	3,729	6,844
Corporate	(947)	(1,461)
Total	$26,324	$26,215

Identifiable Assets

	March 31,	December 31,
(in thousands)	2019	2018
Electric	$1,737,278	$1,728,534
Manufacturing	217,390	187,556
Plastics	104,544	91,630
Corporate	45,336	44,797
Total	$2,104,548	$2,052,517

3. Rate and Regulatory Matters

Below are descriptions of OTP’s major capital expenditure projects that have had, or are expected to have, a significant impact on OTP’s revenue requirements, rates and alternative revenue recovery mechanisms, followed by summaries of specific electric rate or rider proceedings with the Minnesota Public Utilities Commission (MPUC), the North Dakota Public Service Commission (NDPSC), the South Dakota Public Utilities Commission (SDPUC) and the FERC, impacting OTP’s revenues in 2019 and 2018.

Major Capital Expenditure Projects

Astoria Station—OTP is constructing this 245-megawatt (MW) simple-cycle natural gas-fired combustion turbine generation facility near Astoria, South Dakota as part of its plan to reliably meet customers’ electric needs, replace expiring capacity purchase agreements and prepare for the planned retirement of its Hoot Lake Plant in 2021. A final order granting an Advance Determination of Prudence (ADP) for Astoria Station was issued by the NDPSC on November 3, 2017, subject to certain qualifications and compliance obligations. On August 3, 2018 the SDPUC issued an order granting a site permit for Astoria Station. In a September 26, 2018 hearing the NDPSC established a GCR rider for future recovery of costs incurred for Astoria Station. The interconnection agreement for Astoria Station was executed by MISO in December 2018 and accepted by the FERC in January 2019. As of March 31, 2019, OTP had capitalized approximately $7.7 million in development and other costs associated with Astoria Station.

Merricourt Project—On November 16, 2016 OTP entered into an Asset Purchase Agreement (the Purchase Agreement) with EDF Renewable Development, Inc. and certain of its affiliated companies (EDF) to purchase and assume the development assets and certain specified liabilities associated with a 150-MW wind farm in southeastern North Dakota (the Merricourt Project) for a purchase price of approximately $34.7 million, subject to adjustments for interconnection costs. The Purchase Agreement will close on satisfaction of various closing conditions (including regulatory approvals). Also on November 16, 2016, OTP entered into a Turnkey Engineering, Procurement and Construction Services Agreement with EDF pursuant to which EDF will develop, design, procure, construct, interconnect, test and commission the wind farm with a targeted completion date in 2020 for consideration of approximately $200.5 million, subject to certain adjustments, payable following the closing of the Purchase Agreement in installments in connection with certain project construction milestones. The agreements contain customary representations, warranties, covenants and indemnities for this type of transaction. On October 26, 2017 the MPUC approved the facility under the Renewable Energy Standard making the Merricourt Project eligible for cost recovery under the Minnesota Renewable Resource Recovery rider, subject to qualifications and reporting obligations. The MPUC’s final written order was issued on January 10, 2018. A final order for an ADP, subject to qualifications and compliance obligations, and a Certificate of Public Convenience and Necessity were issued by the NDPSC on November 3, 2017. The Merricourt generation interconnection agreement with MISO was approved by the FERC in April 2019. Construction of the Merricourt Project will begin after closing on the Purchase Agreement, anticipated to occur in the last half of 2019. As of March 31, 2019, OTP had capitalized approximately $5.3 million in development costs associated with the Merricourt Project.

Big Stone South–Ellendale Multi-Value Transmission Project (MVP)—This 345-kilovolt transmission line, energized on February 6, 2019, extends 163 miles between a substation near Big Stone City, South Dakota and a substation near Ellendale, North Dakota. OTP jointly developed this project with Montana-Dakota Utilities Co., and the parties have equal ownership interest in the transmission line portion of the project. The MISO approved this project as an MVP under the MISO Open Access Transmission, Energy and Operating Reserve Markets Tariff (MISO Tariff) in December 2011. MVPs are designed to enable the MISO region to comply with energy policy mandates and to address reliability and economic issues affecting multiple areas within the MISO region. The cost allocation is designed to ensure the costs of transmission projects with regional benefits are properly assigned to those who benefit. OTP’s capitalized costs on this project as of March 31, 2019 were approximately $106 million, which includes assets that are 100% owned by OTP.

Recovery of OTP’s major transmission investments is through the MISO Tariff and, currently, Minnesota, North Dakota and South Dakota base rates and TCR riders.

Minnesota

General Rates—The MPUC rendered its final decision in OTP’s 2016 general rate case in March 2017 and issued its written order on May 1, 2017. Pursuant to the order, OTP’s allowed rate of return on rate base is 8.61% and its allowed rate of return on equity (ROE) is 10.74%.

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

Minnesota Conservation Improvement Programs (MNCIP)—OTP recovers conservation related costs not included in base rates under the MNCIP through the use of an annual recovery mechanism approved by the MPUC. On May 25, 2016 the MPUC adopted changes to the MNCIP financial incentive. The model included incentives for utilities of 13.5% of 2017 net benefits, 12% of 2018 net benefits and 10% of 2019 net benefits, assuming the utility achieves 1.7% savings compared to retail sales. The financial incentive was also limited to 40% of 2017 MNCIP spending and 35% of 2018 spending and will be limited to 30% of 2019 spending. The new model reduces the MNCIP financial incentive by approximately 50% compared to the previous incentive mechanism. The Minnesota Department of Commerce (MNDOC) issued a proposed decision on March 20, 2019 to extend all utilities 2017-2019 CIP plans one year, through 2020.

On April 1, 2019 OTP filed a request for approval of its 2018 energy savings, recovery of $3.0 million in accrued financial incentives and recovery of 2018 program costs not included in base rates.

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

On June 11, 2018 the Minnesota Court of Appeals reversed the MPUC’s order related to the inclusion of Minnesota’s jurisdictional share of OTP’s investment in the Big Stone South–Brookings and Big Stone South–Ellendale MVPs and all revenues received from other utilities under MISO’s tariffed rates as a credit in OTP Minnesota TCR revenue requirement calculations. On July 11, 2018 the MPUC filed a petition for review of the MVP decision to the Minnesota Supreme Court, which granted review of the Minnesota Court of Appeals decision. Oral arguments were heard by the Minnesota Supreme Court on March 11, 2019.

On November 30, 2018 OTP filed its annual update and supplemental filing to the Minnesota TCR rider. In this filing two scenarios were submitted based on whether the Minnesota Supreme Court affirms the original decision by the Minnesota Court of Appeals to exclude the MVP projects from the TCR rider or overturns the Minnesota Court of Appeals decision and includes the two MVP projects in the TCR rider. Action by the Minnesota Supreme Court is expected later in 2019, increasing the likelihood the MPUC will delay its decision on the TCR rider update. In addition, on April 1, 2019, the MNDOC filed comments in OTP’s TCR rider docket, opposing OTP’s proposal for TCR rider recovery of these costs. The estimated amount credited to Minnesota customers through the TCR rider through March 31, 2019 is approximately $2.5 million.

Environmental Cost Recovery Rider—OTP had an ECR rider for recovery of OTP’s Minnesota jurisdictional share of the revenue requirements of its investment in the Big Stone Plant Air Quality Control System (AQCS). The ECR rider provided for a return on the project’s construction work in progress (CWIP) balance at the level approved in OTP’s 2010 general rate case. In its 2016 general rate case order, the MPUC approved OTP’s proposal to transition eligible rate base and expense recovery from the ECR rider to base rate recovery effective with implementation of final rates in November 2017. Accordingly, in its 2018 annual update filing OTP requested, and the MPUC approved, setting the Minnesota ECR rider rate to zero effective December 1, 2018. The remaining under-recovered balance was charged on customer billings in March and April 2019.

Renewable Resource Adjustment—Effective November 1, 2017, with the implementation of final rates in Minnesota, new rates were put into effect for the Minnesota RRA rider to address recovery of federal Production Tax Credits (PTCs) expiring on OTP’s wind farms in 2017 and 2018.

North Dakota

General Rates—On November 2, 2017 OTP filed a request with the NDPSC for a rate review and an effective increase in annual revenues from non-fuel base rates of $13.1 million or 8.72%. The requested $13.1 million increase was net of reductions in North Dakota RRA, TCR and ECR rider revenues that would have resulted from a lower allowed rate of ROE and changes in allocation factors in the general rate case. In the request, OTP proposed an allowed return on rate base of 7.97% and an allowed rate of ROE of 10.3%. On December 20, 2017 the NDPSC approved OTP’s request for interim rates to increase annual revenue collections by $12.8 million, effective January 1, 2018. In response to the reduction in the federal corporate tax rate under the TCJA, the NDPSC issued an order on February 27, 2018 reducing OTP’s annual revenue requirement for interim rates by $4.5 million to $8.3 million, effective March 1, 2018.

On March 23, 2018 OTP made a supplemental filing to its initial request for a rate review, reducing its request for an annual revenue increase from $13.1 million to $7.1 million, a 4.8% annual increase. The $6.0 million decrease included $4.8 million related to tax reform and $1.2 million related to other updates.

In a September 26, 2018 hearing the NDPSC approved an overall annual revenue increase of $4.6 million (3.1%) and a ROE of 9.77% on a 52.5% equity capital structure. This compares with OTP’s March 2018 adjusted annual revenue increase request of $7.1 million (4.8%) and a requested ROE of 10.3%. The NDPSC’s approval does not require any rate base adjustments from OTP’s original request and establishes a GCR rider for future recovery of costs incurred for Astoria Station. The net revenue increase reflects a reduction in income tax recovery requirements related to the TCJA and decreases in rider revenue recovery requirements. Final rates were effective February 1, 2019, with refunds of excess revenues collected under interim rates applied to customers’ April 2019 bills. OTP has accrued an interim rate refund of $3.4 million as of March 31, 2019, which includes interest and $0.8 million in excess revenue collected for income taxes under interim rates in effect in January and February 2018.

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

Generation Cost Recovery Rider—On March 1, 2019 OTP filed a request with the NDPSC to establish an initial GCR rider rate for recovery of OTP’s North Dakota jurisdictional share of the revenue requirements of its investment in Astoria Station.

South Dakota

General Rates—On April 20, 2018 OTP filed a request with the SDPUC to increase non-fuel rates in South Dakota by approximately $3.3 million annually, or 10.1%, as the first step in a two-step request. Interim rates went into effect October 18, 2018. The second step in the request was an additional 1.7% revenue increase to recover costs for the proposed Merricourt wind generation facility when the facility goes into service.

The SDPUC approved a partial settlement on March 1, 2019 on all issues of the rate case except ROE. The settlement includes approval of a phase-in plan to provide for a return on amounts invested in Astoria Station and the Merricourt Project, which addresses the second step of the request for increased rates in South Dakota. The partial settlement also includes a moratorium on filing another general rate case in South Dakota until the new generation projects have been in service for a year. The settlement also allows OTP to retain the impact of lower tax rates related to the TCJA from January 1, 2018 through October 17, 2018 resulting in the reversal of an accrued refund liability and recognition of $1.0 million in revenue in the first quarter of 2019. OTP expects a final determination on its allowed rate of ROE sometime during the second quarter of 2019.

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

OTP made a supplemental filing for the South Dakota TCR rider on February 1, 2019. On February 8, 2019 the SDPUC approved the supplemental filing and rates effective March 1, 2019. Two new projects were approved for recovery under the rider: The Lake Norden area transmission upgrade project with a recovery date effective January 1, 2019 and The Big Stone South – Ellendale project with a recovery date effective January 2020.

Environmental Cost Recovery Rider—OTP has an ECR rider in South Dakota. The ECR rider provides for a return on investment at the level approved in OTP’s most recent general rate case and for recovery of OTP’s South Dakota share of environmental investments and costs approved for recovery under the rider. Prior to interim rates going into effect on October 18, 2018 pending a final decision on OTP’s South Dakota general rate increase request, OTP’s South Dakota jurisdictional share of the revenue requirements associated with its investment in the Big Stone Plant AQCS and Hoot Lake Plant Mercury and Air Toxics Standards projects were being recovered through the ECR rider. With the initiation of interim rates, recovery of the costs previously being recovered under the ECR rider was transitioned to recovery under interim rates and the South Dakota ECR rider rate was reset to provide a refund to customers while interim rates are in effect.

Rate Rider Updates

The following table provides summary information on the status of updates since January 1, 2017 for the rate riders described above:

Rate Rider	R - Request Date A - Approval Date	Effective Date Requested or Approved	Annual Revenue ($000s)	Rate
Minnesota
Conservation Improvement Program
2018 Incentive and Cost Recovery	R – April 1, 2019	October 1, 2019	$11,926	$0.00710/kwh
2017 Incentive and Cost Recovery	A – October 4, 2018	November 1, 2018	$10,283	$0.00600/kwh
2016 Incentive and Cost Recovery	A – September 15, 2017	October 1, 2017	$9,868	$0.00536/kwh
Transmission Cost Recovery
2018 Annual Update–Scenario A	R – November 30, 2018	June 1, 2019	$6,475	Various
–Scenario B			$2,708	Various
2017 Rate Reset	A – October 30, 2017	November 1, 2017	$(3,311)	Various
Environmental Cost Recovery
2018 Annual Update	A – November 29, 2018	December 1, 2018	$--	0% of base
2017 Rate Reset	A – October 30, 2017	November 1, 2017	$(1,943)	-0.935% of base
Renewable Resource Adjustment
2018 Annual Update	A – August 29, 2018	November 1, 2018	$5,886	$.00244/kwh
2017 Rate Reset	A – October 30, 2017	November 1, 2017	$1,279	$.00049/kwh
North Dakota
Renewable Resource Adjustment
2019 Annual Update	A – May 1, 2019	June 1, 2019	$(235)	-0.224% of base
2018 Rate Reset for effect of TCJA	A – February 27, 2018	March 1, 2018	$9,650	7.493% of base
2017 Rate Reset	A – December 20, 2017	January 1, 2018	$9,989	7.756% of base
Transmission Cost Recovery
2018 Supplemental Update	A – December 6, 2018	February 1, 2019	$4,801	Various
2018 Rate Reset for effect of TCJA	A – February 27, 2018	March 1, 2018	$7,469	Various
2017 Annual Update	A – November 29, 2017	January 1, 2018	$7,959	Various
Environmental Cost Recovery
2018 Update	A – December 19, 2018	February 1, 2019	$(378)	-0.310% of base
2018 Rate Reset for effect of TCJA	A – February 27, 2018	March 1, 2018	$7,718	5.593% of base
2017 Rate Reset	A – December 20, 2017	January 1, 2018	$8,537	6.629% of base
Generation Cost Recovery
2019 Initial Request	R – March 1, 2019	July 1, 2019	$2,720	2.547% of base
South Dakota
Transmission Cost Recovery
2019 Annual Update	A – February 20, 2019	March 1, 2019	$1,638	Various
2018 Interim Rate Reset	A – October 18, 2018	October 18, 2018	$1,171	Various
2017 Annual Update	A – February 28, 2018	March 1, 2018	$1,779	Various
2016 Annual Update	A – February 17, 2017	March 1, 2017	$2,053	Various
Environmental Cost Recovery
2018 Interim Rate Reset	A – October 18, 2018	October 18, 2018	$(189)	-$0.00075/kwh
2017 Annual Update	A – October 13, 2017	November 1, 2017	$2,082	$0.00483/kwh

Revenues Recorded under Rate Riders

The following table presents revenue recorded by OTP under rate riders in place in Minnesota, North Dakota and South Dakota for the three-month periods ended March 31:

Rate Rider (in thousands)	2019	2018
Minnesota
Conservation Improvement Program Costs and Incentives[1]	$2,152	$2,516
Renewable Resource Recovery	1,316	525
Transmission Cost Recovery	641	(29)
Environmental Cost Recovery	(1)	(31)
North Dakota
Transmission Cost Recovery	1,772	2,062
Renewable Resource Adjustment	729	1,967
Environmental Cost Recovery	575	1,821
Generation Cost Recovery	248	--
South Dakota
Transmission Cost Recovery	473	536
Conservation Improvement Program Costs and Incentives	244	229
Environmental Cost Recovery	(4)	520
Total	$8,145	$10,116
[1]Includes MNCIP costs recovered in base rates.

TCJA

The TCJA, passed in December 2017, reduced the federal corporate income tax rate from 35% to 21%, effective January 1, 2018. At the time of passage, OTP’s electric rates had been developed using a 35% tax rate. The MPUC, the NDPSC, the SDPUC and the FERC each initiated dockets or proceedings to begin working with utilities to assess the impact of the lower rates on electric rates, and to develop regulatory strategies to incorporate the tax reduction into future electric rates, if warranted.

The MPUC required regulated utilities providing service in Minnesota to make filings by February 15, 2018. On August 9, 2018 the MPUC determined the impacts of the TCJA as calculated, including amortization of excess accumulated deferred income taxes, should be refunded and rates should be adjusted going forward to account for the impacts of the TCJA. On December 5, 2018 the MPUC issued its final order related to the TCJA docket directing OTP to return to ratepayers, in a one-time refund, the TCJA-related savings accrued prior to the refund effective date. OTP must amortize its protected excess accumulated deferred income taxes (ADIT) as early as U.S. Internal Revenue Service provisions allow and amortize its unprotected excess ADIT over ten years. OTP was instructed to use its 2017 year-end ADIT balance to calculate its excess ADIT balance. The order also directs OTP to use these savings to reduce customers’ base rates prospectively—allocating the savings to customers in proportion to the size of each customer’s bill, or to each customer class in proportion to the class’s size. OTP expects the rate change to occur in the second quarter of 2019 and a one-time refund to occur in the third quarter of 2019, pending MPUC approval of OTP’s January 3, 2019 compliance filing.

As described above, OTP’s current general rate cases in North Dakota and South Dakota reflect the ongoing impact of the TCJA in interim rates. OTP has accrued refund liabilities for the time periods during which revenues were collected under rates set to recover higher levels of federal income taxes than OTP incurs under the lower federal tax rates in the TCJA. As of March 31, 2019, accrued refund liabilities related to the tax rate reduction were $10.4 million in Minnesota, $0.8 million in North Dakota for amounts collected reflecting the higher tax rates under interim rates in effect in January and February 2018, and $0.3 million for FERC jurisdictional rates. The North Dakota liability was refunded with the interim rate refund in April 2019.

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

Based on the probable reduction by the FERC in the ROE component of the MISO Tariff, OTP had a $2.7 million liability on its balance sheet as of December 31, 2016, representing OTP’s best estimate of the refund obligations that would arise, net of amounts that would be subject to recovery under state jurisdictional TCR riders, based on a reduced ROE. MISO processed the refund for the FERC-ordered reduction in the MISO Tariff allowed ROE for the first 15-month refund period in its February and June 2017 billings. The refund, in combination with a decision in the 2016 Minnesota general rate case that affected the Minnesota TCR rider, resulted in a reduction in OTP’s accrued MISO Tariff ROE refund liability from $2.7 million on December 31, 2016 to $1.6 million as of March 31, 2019.

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

On October 16, 2018 the FERC issued an order proposing a methodology for addressing the issues that were remanded to the FERC by the D.C. Circuit in April 2017. The FERC order established a paper hearing on how the methodology should apply to the proceedings pending before the FERC involving NETOs’ ROE. In the order, the FERC selected a preliminary just and reasonable ROE for NETOs of 10.41%, exclusive of incentives, with a proposed cap on any pre-existing incentive-based total ROE at 13.08% and directed participants to submit supplemental briefs and additional written evidence regarding the proposed approaches to the Federal Power Act Section 206 inquiry and how to apply them to the NETO ROE complaints. On November 15, 2018, FERC issued an order establishing a paper hearing on whether and how a two-step ROE methodology developed for NETOs should apply to the ROE for MISO transmission owners. Initial briefs were due February 13, 2019 and reply briefs were due April 10, 2019. FERC is under no statutory timeline to act; however, the Company expects FERC to issue an order in the third or fourth quarter of 2019.

OTP believes its estimated accrued MISO Tariff ROE refund liability of $1.6 million as of March 31, 2019 related to the second MISO tariff ROE complaint is appropriate.

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

	March 31, 2019			Remaining Recovery/
(in thousands)	Current	Long-Term	Total	Refund Period (months)
Regulatory Assets:
Prior Service Costs and Actuarial Losses on Pensions and Other Postretirement Benefits[1]	$6,355	$116,835	$123,190	see below
Accumulated ARO Accretion/Depreciation Adjustment[1]	--	7,302	7,302	asset lives
Conservation Improvement Program Costs and Incentives[2]	3,007	3,979	6,986	18
Deferred Marked-to-Market Losses[1]	1,432	557	1,989	21
Minnesota Transmission Cost Recovery Rider Accrued Revenues[2]	1,958	--	1,958	12
Deferred Income Taxes[1]	--	1,557	1,557	asset lives
Big Stone II Unrecovered Project Costs – Minnesota[1]	689	770	1,459	25
Nonservice Costs Components of Postretirement Benefits Capitalized for Ratemaking Purposes and Subject to Deferred Recovery[1]	--	1,143	1,143	asset lives
Debt Reacquisition Premiums[1]	203	701	904	162
North Dakota Deferred Rate Case Expenses Subject to Recovery[1]	416	--	416	12
Big Stone II Unrecovered Project Costs – South Dakota[1]	117	292	409	42
MISO Schedule 26/26A Transmission Cost Recovery Rider True-up1	180	130	310	33
South Dakota Deferred Rate Case Expenses Subject to Recovery[1]	267	--	267	12
North Dakota Generation Cost Recovery Rider Accrued Revenues[2]	248	--	248	12
Recoverable Fuel and Purchased Power Costs – South Dakota[1]	197	--	197	12
Minnesota SPP Transmission Cost Recovery Tracker[1]	--	117	117	see below
Minnesota Energy Intensive Trade Exposed Rider Accrued Revenues[1]	52	--	52	4
Deferred Lease Expenses[1]	--	44	44	48
Minnesota Environmental Cost Recovery Rider Accrued Revenues[2]	38	--	38	12
Minnesota Renewable Resource Recovery Rider Accrued Revenues[2]	34	--	34	12
Total Regulatory Assets	$15,193	$133,427	$148,620
Regulatory Liabilities:
Deferred Income Taxes	$--	$141,452	$141,452	asset lives
Accumulated Reserve for Estimated Removal Costs – Net of Salvage	--	83,555	83,555	asset lives
Refundable Fuel Clause Adjustment Revenues – Minnesota	5,149	--	5,149	12
North Dakota Renewable Resource Recovery Rider Accrued Refund	901	--	901	12
North Dakota Environmental Cost Recovery Rider Accrued Refund	669	--	669	12
Refundable Fuel Clause Adjustment Revenues – North Dakota	537	--	537	12
North Dakota Transmission Cost Recovery Rider Accrued Refund	272	--	272	12
Revenue for Rate Case Expenses Subject to Refund – Minnesota	--	225	225	see below
MISO Schedule 26/26A Transmission Cost Recovery Rider True-up	--	187	187	21
South Dakota Transmission Cost Recovery Rider Accrued Refund	151	--	151	12
South Dakota Environmental Cost Recovery Rider Accrued Refund	103	--	103	12
Other	5	77	82	177
Total Regulatory Liabilities	$7,787	$225,496	$233,283
Net Regulatory Asset/(Liability) Position	$7,406	$(92,069)	$(84,663)

[1]Costs subject to recovery without a rate of return. [2]Amount eligible for recovery under an alternative revenue program which includes an incentive or rate of return.

	December 31, 2018			Remaining Recovery/
(in thousands)	Current	Long-Term	Total	Refund Period (months)
Regulatory Assets:
Prior Service Costs and Actuarial Losses on Pensions and Other Postretirement Benefits[1]	$6,346	$118,433	$124,779	see below
Accumulated ARO Accretion/Depreciation Adjustment[1]	--	7,169	7,169	asset lives
Conservation Improvement Program Costs and Incentives[2]	5,995	3,285	9,280	21
Deferred Marked-to-Market Losses[1]	1,661	743	2,404	24
Minnesota Transmission Cost Recovery Rider Accrued Revenues[2]	444	--	444	12
Deferred Income Taxes[1]	--	2,423	2,423	asset lives
Big Stone II Unrecovered Project Costs – Minnesota[1]	681	947	1,628	28
Nonservice Costs Components of Postretirement Benefits Capitalized for Ratemaking Purposes and Subject to Deferred Recovery[1]	--	986	986	asset lives
Debt Reacquisition Premiums[1]	207	753	960	165
North Dakota Deferred Rate Case Expenses Subject to Recovery[1]	455	--	455	12
Big Stone II Unrecovered Project Costs – South Dakota[1]	100	342	442	53
MISO Schedule 26/26A Transmission Cost Recovery Rider True-up1	240	--	240	12
South Dakota Deferred Rate Case Expenses Subject to Recovery[1]	178	--	178	12
Minnesota SPP Transmission Cost Recovery Tracker[1]	--	176	176	see below
Minnesota Energy Intensive Trade Exposed Rider Accrued Revenues[1]	328	--	328	4
Minnesota Environmental Cost Recovery Rider Accrued Revenues[2]	121	--	121	12
Minnesota Renewable Resource Recovery Rider Accrued Revenues[2]	452	--	452	12
North Dakota Environmental Cost Recovery Rider Accrued Revenues[2]	17	--	17	12
Total Regulatory Assets	$17,225	$135,257	$152,482
Regulatory Liabilities:
Deferred Income Taxes	$--	$142,779	$142,779	asset lives
Accumulated Reserve for Estimated Removal Costs – Net of Salvage	--	83,229	83,229	asset lives
North Dakota Renewable Resource Recovery Rider Accrued Refund	177	--	177	12
North Dakota Transmission Cost Recovery Rider Accrued Refund	60	--	60	12
Revenue for Rate Case Expenses Subject to Refund – Minnesota	--	166	166	see below
MISO Schedule 26/26A Transmission Cost Recovery Rider True-up	--	187	187	24
South Dakota Transmission Cost Recovery Rider Accrued Refund	168	--	168	12
South Dakota Environmental Cost Recovery Rider Accrued Refund	207	--	207	12
Refundable Fuel Clause Adjustment Revenues	121	--	121	12
Other	5	108	113	180
Total Regulatory Liabilities	$738	$226,469	$227,207
Net Regulatory Asset/(Liability) Position	$16,487	$(91,212)	$(74,725)

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

All Deferred Marked-to-Market Losses recorded as of March 31, 2019 relate to forward purchases of energy scheduled for delivery through December 2020.

The Minnesota Transmission Cost Recovery Rider Accrued Revenues relate to revenues earned on qualifying transmission system facilities and operating costs incurred to serve Minnesota customers that are recoverable from Minnesota customers as of March 31, 2019.

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

Debt Reacquisition Premiums are being recovered from OTP customers over the remaining original lives of the reacquired debt issues, the longest of which is 162 months.

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

North Dakota Generation Cost Recovery (NDGCR) Rider Accrued Revenues relate to revenues earned on the North Dakota share of OTP’s investment in Astoria Station, a natural gas-fired combustion turbine generation facility under construction near Astoria, South Dakota. The March 31, 2019 balance represents amounts subject to recovery from North Dakota customers that have not been billed to North Dakota customers. The NDGCR is expected to go into effect in July 2019 pending NDPSC review and approval.

The Minnesota SPP Transmission Cost Recovery Tracker regulatory asset relates to costs incurred to serve Minnesota customers that are subject to recovery but that have not been billed to Minnesota customers as of March 31, 2019.

Minnesota Energy Intensive Trade Exposed Rider Accrued Revenues relate to revenues recorded for fuel and purchased power costs reductions provided to customers in energy intensive trade exposed industries that are subject to recovery from other Minnesota customers.

Deferred Lease Expenses: Under ASC 842 accounting rules, for leases with scheduled escalating payments, rent expense is required to be recognized on a straight-line basis over the life of the lease based on the sum of those payments. Rate-regulated entities are generally only allowed to recover the amount of actual cash payments on leases and FERC accounting rules require that rent expense be recognized on the basis of cash payments. The balance in the deferred lease expense regulatory asset account on March 31, 2019 represents operating lease right of use asset cumulative amortization and interest costs in excess of cumulative lease payments that are subject to recovery in future periods under regulatory account treatment as cash payments are rendered.

The Minnesota Environmental Cost Recovery Rider Accrued Revenues relate to revenues earned on the Minnesota share of OTP’s investment in the Big Stone Plant AQCS project that are recoverable from Minnesota customers as of March 31, 2019.

The Minnesota Renewable Resource Recovery Rider Accrued Revenues relate to revenues earned on qualifying renewable resource costs incurred to serve Minnesota customers that are recoverable from Minnesota customers as of March 31, 2019. Currently, the rider is only being used to recover the amount of federal PTCs generated by OTP’s wind farms that were transferred from inclusion in the rider and applied as a reduction in revenue requirements to Minnesota base rates. Subsequent to applying the PTCs to base rates the PTCs expired. The Minnesota RRA rider is now being used to recover the shortfall in base rates related to the expiration of the PTCs. Recovery will continue through the rider until interim or revised base rates are established in connection with OTP’s next Minnesota rate case.

North Dakota Environmental Cost Recovery Rider Accrued Revenues relate to revenues earned on the North Dakota share of OTP’s investments in the Big Stone Plant AQCS and Hoot Lake Plant MATS projects and for reagent and emission allowances costs that are recoverable from North Dakota customers as of March 31, 2019.

The Accumulated Reserve for Estimated Removal Costs – Net of Salvage is reduced as actual removal costs, net of salvage revenues, are incurred.

North Dakota Renewable Resource Recovery Rider Accrued Refund relates to amounts collected for qualifying renewable resource costs incurred to serve North Dakota customers that are refundable to North Dakota customers as of March 31, 2019.

The North Dakota Environmental Cost Recovery Rider Accrued Refund relates to amounts collected on the North Dakota share of OTP’s investments in the Big Stone Plant AQCS and Hoot Lake Plant MATS projects that are refundable to North Dakota customers as of March 31, 2019. Effective February 1, 2019 these rate base investments are being recovered under general rates and the rider was zeroed out except for an overcollection balance that will be refunded to Minnesota ratepayers through the rider.

The North Dakota Transmission Cost Recovery Rider Accrued Refund relates to amounts collected for qualifying transmission system facilities and operating costs incurred to serve North Dakota customers that are refundable to North Dakota customers as of March 31, 2019.

Revenue for Rate Case Expenses Subject to Refund – Minnesota relates to revenues collected under general rates to recover costs related to prior rate case proceedings in excess of the actual costs incurred.

The South Dakota Transmission Cost Recovery Rider Accrued Refund relates to amounts collected for qualifying transmission system facilities and operating costs incurred to serve South Dakota customers that are refundable to South Dakota customers as of March 31, 2019.

The South Dakota Environmental Cost Recovery Rider Accrued Refund relates to amounts collected on the South Dakota share of OTP’s investments in the Big Stone Plant AQCS and Hoot Lake Plant MATS projects that are refundable to South Dakota customers as of March 31, 2019.

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

Common Shares

Following is a reconciliation of the Company’s common shares outstanding from December 31, 2018 through March 31, 2019:

Common Shares Outstanding, December 31, 2018	39,664,884
Issuances:
Executive Stock Performance Awards (2016 shares earned)	102,198
Vesting of Restricted Stock Units	17,850
Retirements:
Shares Withheld for Individual Income Tax Requirements	(55,224)
Common Shares Outstanding, March 31, 2019	39,729,708

Earnings Per Share

The numerator used in the calculation of both basic and diluted earnings per common share is net income for the three-month periods ended March 31, 2019 and 2018. The denominator used in the calculation of basic earnings per common share is the weighted average number of common shares outstanding during the period excluding nonvested restricted shares granted to the Company’s directors and employees, which are considered contingently returnable and not outstanding for the purpose of calculating basic earnings per share. The denominator used in the calculation of diluted earnings per common share is derived by adjusting basic shares outstanding for the items listed in the following reconciliation for the three-month periods ended March 31:

	2019	2018
Weighted Average Common Shares Outstanding – Basic	39,657,321	39,550,874
Plus Outstanding Share Awards net of Share Reductions for Unrecognized Stock-Based Compensation Expense and Excess Tax Benefits:
Shares Expected to be Awarded for Stock Performance Awards Granted to Executive Officers based on Measurement Period-to-Date Performance	158,159	223,162
Underlying Shares Related to Nonvested Restricted Stock Units Granted to Employees	63,398	59,130
Nonvested Restricted Shares	21,922	27,643
Shares Expected to be Issued Under the Deferred Compensation Program for Directors	2,365	2,873
Total Dilutive Shares	245,844	312,808
Weighted Average Common Shares Outstanding – Diluted	39,903,165	39,863,682

The effect of dilutive shares on earnings per share for the three-month periods ended March 31, 2019 and 2018, resulted in no differences greater than $0.01 between basic and diluted earnings per share in either period.

6. Share-Based Payments

Stock Incentive Awards

On February 13, 2019 the following stock incentive awards were granted under the 2014 Stock Incentive Plan:

Award	Shares/Units Granted	Weighted Average Grant- Date Fair Value per Award	Vesting
Restricted Stock Units Granted	15,600	$49.6225	25% per year through February 6, 2023
Stock Performance Awards Granted:
Under Executive and Select Employee Agreements	47,800	$42.875	December 31, 2021
Under Legacy Agreement	7,800	$45.885	December 31, 2021

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

Under the performance share awards the aggregate award for performance at target is 55,600 shares. For target performance the participants would earn an aggregate of 27,800 common shares for achieving the target set for the Company’s 3-year average adjusted ROE. The participants would also earn an aggregate of 27,800 common shares based on the Company’s total shareholder return relative to the total shareholder return of the companies that comprise the Edison Electric Institute Index over the performance measurement period of January 1, 2019 through December 31, 2021, with the beginning and ending share values based on the average closing price of a share of the Company’s common stock for the 20 trading days immediately following January 1, 2019 and the average closing price for the 20 trading days immediately preceding January 1, 2022. Actual payment may range from zero to 150% of the target amount, or up to 83,400 common shares. There are no voting or dividend rights related to these shares until the shares, if any, are issued at the end of the performance measurement period. The terms of these awards are such that the entire award will be classified and accounted for as equity, as required under ASC Topic 718, Compensation – Stock Compensation, and will be measured over the performance period based on the grant-date fair value of the award. The grant-date fair value of each performance share award was determined using a Monte Carlo fair valuation simulation model.

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

As of March 31, 2019, the remaining unrecognized compensation expense related to outstanding, unvested stock-based compensation was approximately $6.2 million (before income taxes) which will be amortized over a weighted-average period of 2.2 years.

Amounts of compensation expense recognized under the Company’s stock-based payment programs for the three-month periods ended March 31, 2019 and 2018 are presented in the table below:

	Three months ended
	March 31,
(in thousands)	2019	2018
Stock Performance Awards Granted to Executive Officers	$1,113	$651
Restricted Stock Units Granted to Executive Officers	427	249
Restricted Stock Granted to Executive Officers	--	16
Restricted Stock Granted to Directors	165	166
Restricted Stock Units Granted to Non-Executive Employees	91	64
Totals	$1,796	$1, 146

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

Both the Company and OTP credit agreements contain restrictions on the payment of cash dividends upon a default or event of default. An event of default would be considered to have occurred if the Company did not meet certain financial covenants. As of March 31, 2019, the Company was in compliance with these financial covenants.

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

The MPUC indirectly limits the amount of dividends OTP can pay to the Company by requiring an equity-to-total-capitalization ratio between 47.9% and 58.5% based on OTP’s 2018 capital structure petition effective by order of the MPUC on October 18, 2018. As of March 31, 2019, OTP’s equity-to-total-capitalization ratio including short-term debt was 53.2% and its net assets restricted from distribution totaled approximately $484 million. Total capitalization for OTP cannot currently exceed $1.2 billion.

8. Leases

The Company adopted ASU 2016-02 and related updates (ASC Topic 842), which replaced previous lease accounting guidance, on January 1, 2019, using the modified retrospective method of adoption. As a result, prior periods have not been restated. ASC Topic 842 requires lessees to record assets and liabilities on the balance sheet for all leases with terms longer than 12 months. Adoption of the standard resulted in the recognition of net lease assets and lease liabilities of $20 million on January 1, 2019. The adoption of the new standard did not have a material effect on the Company’s consolidated statements of income or cash flows. In addition, the adoption did not have a material impact on the Company’s liquidity or the Company’s covenant compliance under its current debt agreements.

The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows for the carry forward of lease classifications determined under the requirements of ASC Topic 840. The Company also elected the practical expedient related to land easements, allowing for the continuation of historical accounting treatment for land easements on existing agreements at OTP. In addition, the Company has elected the hindsight practical expedient to determine the reasonably certain lease term for leases in place at the time of adoption. The Company has elected the practical expedient to not separate nonlease components from lease components on real estate leases for the purpose of determining the classification and the value of lease assets and lease liabilities at the inception of a lease.

The Company enters into leases for coal rail cars, warehouse and office space, land and certain office, manufacturing and material handling equipment under varying terms and conditions. The lengths of the leases vary from less than one year to approximately 10 years. If a lease contains an option to extend and there is reasonable certainty the option will be exercised, the option is considered in the lease term at inception. None of these leases met the criteria to be classified as financing leases. Of the operating leases in place on January 1, 2019, 50 were capitalized as right-of-use assets the remainder were month-to-month leases with no long-term obligations.

The right-of-use asset operating leases in place at the time of adoption were capitalized on the basis of their remaining payment obligation balances, discounted to present value based on the Company’s incremental borrowing rates (IBRs) appropriate to the leased asset and lease terms. The remaining payments for operating lease right-of-use assets are being charged to expense on a straight-line basis over the life of the lease.

For the Company’s current lease obligations, no explicit interest rates were stated in the lease agreements and no implicit rates could be determined based on the terms of the agreements. Therefore, in all cases, the Company has applied a formula-based IBR appropriate to the individual company, type of lease and lease term.

The breakdown of right-of-use assets and lease liabilities as of March 31, 2019 by business segment is provided in the following table.

(in thousands)	Electric	Manufacturing	Plastics	Corporate	Total
Right of Use Assets – Operating Leases:
Gross	$3,421	$16,976	$666	$767	$21,830
Accumulated Amortization	(257)	(734)	(97)	(30)	(1,118)
Net of Accumulated Amortization	$3,164	$16,242	$569	$737	$20,712
Obligations:
Current Operating Lease Liabilities	$913	$2,458	$379	$150	$3,900
Long-Term Operating Lease Liabilities	2,470	13,852	190	648	17,160
Total Lease Liabilities	$3,383	$16,310	$569	$798	$21,060

The amounts of the Company’s right-of-use operating lease obligations for each of the five years in the period 2019 through 2023 and in aggregate for the years beyond 2023 are presented in the following table, including obligations under lease agreements that had not commenced as of March 31, 2019.

	Right-of-Use Operating Leases
(in thousands)	OTP	Nonelectric	Total
2019	$845	$3,078	$3,923
2020	1,115	3,948	5,063
2021	1,091	3,657	4,748
2022	207	3,529	3,736
2023	196	3,209	3,405
Beyond 2023	447	8,023	8,470
Total Minimum Obligations	$3,901	$25,443	$29,344
Interest Component of Obligations	(355)	(4,376)	(4,731)
Present Value of Leases Commencing after March 31, 2019	(163)	(3,390)	(3,553)
Present Value of Minimum Obligations, March 31, 2019	$3,383	$17,677	$21,060

The Company’s total minimum lease obligations reported in the table above include obligations for a ten-year lease of a warehouse by T.O. Plastics entered into in 2018 and commencing in July 2019 and a 27-month lease of 20 additional coal rail cars to transport coal to OTP’s Hoot Lake Plant entered into and commencing in April 2019.

The weighted-average remaining lease term for the Company’s outstanding lease liabilities is 6 years and the weighted-average discount rate is 5.0%.

A reconciliation of the Company’s operating lease obligations on adoption of ASC Topic 842 on January 1, 2019 and its operating lease obligations on March 31, 2019 is provided in the table below.

(in thousands)	OTP	Nonelectric	Total
Operating Lease Obligations, January 1, 2019	$3,609	$16,760	$20,369
Non-cash Acquisition of Right-of-Use Assets	--	1,725	1,725
Lease Obligation Payments	(270)	(1,020)	(1,290)
Interest Component of Lease Obligation Payment	44	212	256
Operating Lease Obligations, March 31, 2019	$3,383	$17,677	$21,060

OTP has obligations to make future operating lease payments primarily related to coal rail-car leases. OTP’s rail-car lease payments are charged to fuel inventory and then expensed to production fuel – electric as a component of fuel cost when fuel is burned. OTP also leases office and operating equipment with lease payments charged to rent expense and reported in electric operation and maintenance expenses on the Company’s consolidated statements of income. From time to time, OTP will lease construction equipment or land for lay-down yards for materials used on capital projects. These leases are generally short term in nature with the lease payments being charged to the related construction project and included in CWIP or plant in service after the project is completed and placed in service.

The Company’s nonelectric companies have obligations to make future operating lease payments primarily related to leases of buildings and manufacturing equipment. These payments are charged to rent expense accounts and reported in costs of goods sold or other nonelectric expenses, as appropriate, on the Company’s consolidated statements of income.

The allocation of right-of-use asset and variable lease costs, including non-cash costs related to straight-line amortization of escalating lease payments, for the three-month period ending March 31, 2019 is presented in the following table.

(in thousands)	Operating Lease Cost	Variable Lease Cost	Total Lease Cost
Plant in Service or CWIP	$9	$--	$9
Inventory	225	--	225
Cost of Products Sold	1,036	27	1,063
Electric Operation and Maintenance Expenses	66	--	66
Other Nonelectric Expenses	54	--	54
Total	$1,390	$27	$1,417

9. Commitments and Contingencies

Construction and Other Purchase Commitments

At March 31, 2019 OTP had commitments under contracts, including its share of construction program commitments and other nonlease commitments, extending into 2021 of approximately $70.5 million. At December 31, 2018 OTP had commitments under contracts, including its share of construction program commitments and other nonlease commitments, extending into 2021 of approximately $64.5 million. At March 31, 2019 T.O. Plastics had commitments for the purchase of resin through December 31, 2021 of approximately $4.7 million. At December 31, 2018 T.O. Plastics had commitments for the purchase of resin through December 31, 2021 of approximately $5.0 million.

Electric Utility Capacity and Energy Requirements and Coal Purchase and Delivery Contracts

OTP has commitments for the purchase of capacity and energy requirements under agreements extending into 2042. OTP also has contracts providing for the purchase and delivery of a significant portion of its current coal requirements. OTP’s current coal purchase agreements for Coyote Station expire at the end of 2040. OTP’s current coal purchase agreements for Big Stone Plant expire at the end of 2020. OTP has an agreement with Peabody COALSALES, LLC for the purchase of subbituminous coal for Big Stone Plant’s coal requirements through December 31, 2020. There is no fixed minimum purchase requirement under this agreement but all of Big Stone Plant’s coal requirements for the period covered must be purchased under this agreement, except for a portion contracted to be purchased in 2019 under a prior existing agreement with Contura Coal Sales, LLC. OTP has an all-requirements agreement with Cloud Peak Energy Resources LLC for the purchase of subbituminous coal for Hoot Lake Plant through December 31, 2023. There are no fixed minimum purchase requirements under this agreement.

OTP Land Easements

OTP has commitments to make future payments for land easements not classified as leases, extending into 2034 of approximately $10.8 million.

Contingencies

OTP had a $1.6 million refund liability on its balance sheet as of March 31, 2019 representing its best estimate of the refund obligations that would arise, net of amounts that would be subject to recovery under state jurisdictional TCR riders, based on the likelihood of the FERC reducing the ROE component of the MISO Tariff and ordering MISO to refund amounts charged in excess of the lower rate. As discussed in note 3 in greater detail, OTP believes its estimated accrued refund liability is appropriate based on the current facts and circumstances and is awaiting further action by the FERC before determining if a change in this estimate will be needed.

Contingencies, by their nature, relate to uncertainties that require the Company’s management to exercise judgment both in assessing the likelihood a liability has been incurred as well as in estimating the amount of potential loss. In addition to the potential ROE refund described above, the most significant contingencies that could impact the Company’s consolidated financial statements are those related to environmental remediation, risks associated with warranty claims relating to divested businesses that could exceed established reserve amounts, and litigation matters. The Company currently is not aware of any items that would result in charges in excess of established reserve amounts.

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

Other

The Company is a party to litigation and regulatory enforcement matters arising in the normal course of business. The Company regularly analyzes current information and, as necessary, provides accruals for liabilities that are probable of occurring and that can be reasonably estimated. The Company believes the effect on its consolidated results of operations, financial position and cash flows, if any, for the disposition of all matters pending as of March 31, 2019 will not be material.

10. Short-Term and Long-Term Borrowings

The following table presents the status of the Company’s lines of credit as of March 31, 2019 and December 31, 2018:

(in thousands)	Line Limit	In Use on March 31, 2019	Restricted due to Outstanding Letters of Credit	Available on March 31, 2019	Available on December 31, 2018
Otter Tail Corporation Credit Agreement	$130,000	$27,742	$--	$102,258	$120,785
OTP Credit Agreement	170,000	15,859	300	153,841	160,316
Total	$300,000	$43,601	$300	$256,099	$281,101

The following tables provide a breakdown of the assignment of the Company’s consolidated short-term and long-term debt outstanding as of March 31, 2019 and December 31, 2018:

March 31, 2019 (in thousands)	OTP	Otter Tail Corporation	Otter Tail Corporation Consolidated
Short-Term Debt	$15,859	$27,742	$43,601
Long-Term Debt:
3.55% Guaranteed Senior Notes, due December 15, 2026		$80,000	$80,000
Senior Unsecured Notes 4.63%, due December 1, 2021	$140,000		140,000
Senior Unsecured Notes 6.15%, Series B, due August 20, 2022	30,000		30,000
Senior Unsecured Notes 6.37%, Series C, due August 20, 2027	42,000		42,000
Senior Unsecured Notes 4.68%, Series A, due February 27, 2029	60,000		60,000
Senior Unsecured Notes 6.47%, Series D, due August 20, 2037	50,000		50,000
Senior Unsecured Notes 5.47%, Series B, due February 27, 2044	90,000		90,000
Senior Unsecured Notes 4.07%, Series 2018A, due February 7, 2048	100,000		100,000
PACE Note, 2.54%, due March 18, 2021		480	480
Total	$512,000	$80,480	$592,480
Less: Current Maturities net of Unamortized Debt Issuance Costs	--	174	174
Unamortized Long-Term Debt Issuance Costs	1,890	394	2,284
Total Long-Term Debt net of Unamortized Debt Issuance Costs	$510,110	$79,912	$590,022
Total Short-Term and Long-Term Debt (with current maturities)	$525,969	$107,828	$633,797

December 31, 2018 (in thousands)	OTP	Otter Tail Corporation	Otter Tail Corporation Consolidated
Short-Term Debt	$9,384	$9,215	$18,599
Long-Term Debt:
3.55% Guaranteed Senior Notes, due December 15, 2026		$80,000	$80,000
Senior Unsecured Notes 4.63%, due December 1, 2021	$140,000		140,000
Senior Unsecured Notes 6.15%, Series B, due August 20, 2022	30,000		30,000
Senior Unsecured Notes 6.37%, Series C, due August 20, 2027	42,000		42,000
Senior Unsecured Notes 4.68%, Series A, due February 27, 2029	60,000		60,000
Senior Unsecured Notes 6.47%, Series D, due August 20, 2037	50,000		50,000
Senior Unsecured Notes 5.47%, Series B, due February 27, 2044	90,000		90,000
Senior Unsecured Notes 4.07%, Series 2018A, due February 7, 2048	100,000		100,000
PACE Note, 2.54%, due March 18, 2021		523	523
Total	$512,000	$80,523	$592,523
Less: Current Maturities net of Unamortized Debt Issuance Costs	--	172	172
Unamortized Long-Term Debt Issuance Costs	1,942	407	2,349
Total Long-Term Debt net of Unamortized Debt Issuance Costs	$510,058	$79,944	$590,002
Total Short-Term and Long-Term Debt (with current maturities)	$519,442	$89,331	$608,773

11. Pension Plan and Other Postretirement Benefits

Pension Plan—Components of net periodic pension benefit cost of the Company's noncontributory funded pension plan are as follows:

	Three Months Ended March 31,
(in thousands)	2019	2018
Service Cost—Benefit Earned During the Period	$1,373	$1,615
Interest Cost on Projected Benefit Obligation	3,603	3,363
Expected Return on Assets	(5,325)	(5,300)
Amortization of Prior-Service Cost:
From Regulatory Asset	1	4
From Other Comprehensive Income[1]	2	--
Amortization of Net Actuarial Loss:
From Regulatory Asset	1,163	1,784
From Other Comprehensive Income[1]	27	44
Net Periodic Pension Cost[2]	$844	$1,510
[1]Corporate cost included in nonservice cost components of postretirement benefits.
[2]Allocation of Costs:
Service costs included in OTP capital expenditures	$390	$328
Service costs included in electric operation and maintenance expenses	950	1,247
Service costs included in other nonelectric expenses	33	40
Nonservice costs capitalized as regulatory assets	(150)	(21)
Nonservice costs included in nonservice cost components of postretirement benefits	(379)	(84)

Cash flows—The Company had no minimum funding requirement as of December 31, 2018 but made a discretionary plan contribution of $10 million in January 2019.

Executive Survivor and Supplemental Retirement Plan—Components of net periodic pension benefit cost of the Company’s unfunded, nonqualified benefit plan for executive officers and certain key management employees are as follows:

	Three Months Ended March 31,
(in thousands)	2019	2018
Service Cost—Benefit Earned During the Period	$105	$100
Interest Cost on Projected Benefit Obligation	434	399
Amortization of Prior Service Cost:
From Regulatory Asset	1	4
From Other Comprehensive Income[1]	4	10
Amortization of Net Actuarial Loss:
From Regulatory Asset	31	67
From Other Comprehensive Income[1]	87	165
Net Periodic Pension Cost[2]	$662	$745
[1]Amortization of prior service costs and net actuarial losses from other comprehensive income are included in nonservice cost components of postretirement benefits.
[2]Allocation of Costs:
Service costs included in electric operation and maintenance expenses	$26	$25
Service costs included in other nonelectric expenses	79	75
Nonservice costs included in nonservice cost components of postretirement benefits	557	645

Other Postretirement Benefits—Components of net periodic postretirement benefit cost for health insurance benefits for retired OTP and corporate employees, net of the effect of Medicare Part D Subsidy:

	Three Months Ended March 31,
(in thousands)	2019	2018
Service Cost—Benefit Earned During the Period	$321	$382
Interest Cost on Projected Benefit Obligation	770	645
Amortization of Net Actuarial Loss:
From Regulatory Asset	393	412
From Other Comprehensive Income[1]	10	10
Net Periodic Postretirement Benefit Cost[2]	$1,494	$1,449
Effect of Medicare Part D Subsidy	$(45)	$(37)
[1]Corporate cost included in nonservice cost components of postretirement benefits.
[2]Allocation of Costs:
Service costs included in OTP capital expenditures	$91	$78
Service costs included in electric operation and maintenance expenses	223	294
Service costs included in other nonelectric expenses	7	10
Nonservice costs capitalized as regulatory assets	333	217
Nonservice costs included in nonservice cost components of postretirement benefits	840	850

12. Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash Equivalents—The carrying amount approximates fair value because of the short-term maturity of those instruments.

Short-Term Debt—The carrying amount approximates fair value because the debt obligations are short-term and the balances outstanding as of March 31, 2019 and December 31, 2018 related to the Otter Tail Corporation Credit Agreement and the OTP Credit Agreement were subject to variable interest rates of LIBOR plus 1.50% and LIBOR plus 1.25%, respectively, which approximate market rates.

Long-Term Debt including Current Maturities—The fair value of the Company's and OTP’s long-term debt is estimated based on the current market indications of rates available to the Company for the issuance of debt. The fair value measurements of the Company’s long-term debt issues fall into level 2 of the fair value hierarchy set forth in ASC 820.

	March 31, 2019		December 31, 2018
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and Cash Equivalents	$891	$891	$861	$861
Short-Term Debt	(43,601)	(43,601)	(18,599)	(18,599)
Long-Term Debt including Current Maturities	(590,196)	(611,219)	(590,174)	(601,513)

13. Property, Plant and Equipment

No update required for interim reporting period.

14. Income Tax Expense

The following table provides a reconciliation of income tax expense calculated at the net composite federal and state statutory rate on income before income taxes and income tax expense reported on the Company’s consolidated statements of income for the three-month periods ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(in thousands)	2019	2018
Income Before Income Taxes	$31,952	$30,009
Tax Computed at Company’s Net Composite Federal and State Statutory Rate (26%)	8,308	7,802
Increases (Decreases) in Tax from:
Differences Reversing in Excess of Federal Rates	(983)	(1,073)
Excess Tax Deduction – Equity Method Stock Awards	(827)	(624)
Corporate Owned Life Insurance	(409)	(8)
North Dakota Wind Tax Credit Amortization – Net of Federal Taxes	(258)	(258)
Research and Development and Other Tax Credits	(188)	(180)
Allowance for Funds Used During Construction – Equity	(86)	(167)
Federal Production Tax Credits (PTCs)	--	(1,120)
Other Comprehensive Income Deferred Tax Rate Adjustment	--	(531)
Other Items – Net	71	(47)
Income Tax Expense	$5,628	$3,794
Effective Income Tax Rate	17.6%	12.6%

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

(in thousands)	2019	2018
Balance on January 1	$1,282	$684
Increases Related to Tax Positions for Current Year	38	36
Uncertain Positions Resolved During Year	--	(44)
Balance on March 31	$1,320	$676

The balance of unrecognized tax benefits as of March 31, 2019 would reduce the Company’s effective tax rate if recognized. The total amount of unrecognized tax benefits as of March 31, 2019 is not expected to change significantly within the next 12 months. The Company classifies interest and penalties on tax uncertainties as components of the provision for income taxes in its consolidated statement of income. There was no amount accrued for interest on tax uncertainties as of March 31, 2019.

The Company and its subsidiaries file a consolidated U.S. federal income tax return and various state income tax returns. As of May 1, 2019, with limited exceptions, the Company is no longer subject to examinations by taxing authorities for tax years prior to 2015 for federal, Minnesota and North Dakota income taxes.

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Following is an analysis of the operating results of Otter Tail Corporation (the Company, we, us and our) by business segment for the three months ended March 31, 2019 and 2018 followed by a discussion of changes in our consolidated financial position during the three months ended March 31, 2019 and our business outlook for the remainder of 2019.

Comparison of the Three Months Ended March 31, 2019 and 2018

Consolidated operating revenues were $246.0 million for the three months ended March 31, 2019 compared with
$241.3 million for the three months ended March 31, 2018. Operating income was $39.6 million for the three months ended March 31, 2019 compared with $37.6 million for the three months ended March 31, 2018. The Company recorded diluted earnings per share of $0.66 for the three months ended March 31, 2019 compared with $0.66 for the three months ended March 31, 2018.

Amounts presented in the segment tables that follow for operating revenues, cost of products sold and other nonelectric operating expenses for the three-month periods ended March 31, 2019 and 2018 will not agree with amounts presented in the consolidated statements of income due to the elimination of intersegment transactions. The amounts of intersegment eliminations by income statement line item are listed below:

Intersegment Eliminations (in thousands)	March 31, 2019	March 31, 2018
Operating Revenues:
Electric	$14	$15
Nonelectric	3	(1)
Costs of Products Sold	17	5
Other Nonelectric Expenses	--	9

Electric

	Three Months Ended
	March 31,			%
(in thousands)	2019	2018	Change	Change
Retail Sales Revenues from Contracts with Customers	$114,955	$109,180	$5,775	5.3
Changes in Accrued Revenues under Alternative Revenue Programs	(1,049)	(875)	(174)	19.9
Total Retail Sales Revenue	$113,906	$108,305	$5,601	5.2
Transmission Services Revenue	10,862	11,903	(1,041)	(8.7)
Wholesale Revenues – Company Generation	1,527	1,015	512	50.4
Other Revenues	1,814	1,742	72	4.1
Total Operating Revenues	$128,109	$122,965	$5,144	4.2
Production Fuel	18,920	18,706	214	1.1
Purchased Power – System Use	21,952	21,593	359	1.7
Electric Operation and Maintenance Expenses	38,382	39,475	(1,093)	(2.8)
Depreciation and Amortization	14,485	13,922	563	4.0
Property Taxes	3,959	3,835	124	3.2
Operating Income	$30,411	$25,434	$4,977	19.6
Electric Megawatt-hour (mwh) Sales
Retail mwh Sales	1,478,139	1,453,893	24,246	1.7
Wholesale mwh Sales – Company Generation	39,334	39,404	(70)	(0.2)
Heating Degree Days	4,070	3,591	479	13.3

The following table shows heating degree days as a percent of normal:

	Three Months ended March 31,
	2019	2018
Heating Degree Days	119.5%	106.6%

The following table summarizes the estimated effect on diluted earnings per share of the difference in retail kilowatt-hour (kwh) sales under actual weather conditions and expected retail kwh sales under normal weather conditions in the first quarters of 2019 and 2018 and between quarters:

	2019 vs Normal	2018 vs Normal	2019 vs 2018
Effect on Diluted Earnings Per Share	$0.07	$0.02	$0.05

The $5.6 million increase in retail sales revenue includes:

●	A $2.8 million increase in revenues related to increased consumption due to colder weather in the first quarter of 2019, evidenced by the 13.3% increase in heating degree days between the quarters.

●

A $1.5 million increase in retail revenue in South Dakota due to the reversal of an expected refund related to reduced revenue requirements from January 1, 2018 through October 17, 2018 associated with the Tax Cut and Jobs Act (TCJA). Refund of this amount is not required under terms of the 2018 South Dakota rate case settlement agreement reached on March 1, 2019.

●	A $1.1 million increase in South Dakota revenues related to an interim rate increase that went into effect on October 18, 2018.

●

A $0.8 million increase in Minnesota Renewable Rider revenues due to increased cost recovery requirements resulting from the expiration of federal Production Tax Credits (PTCs) in November 2018 on Otter Tail Power Company’s (OTP’s) Ashtabula wind farm.

●

A $0.7 million increase in Minnesota Transmission Cost Recovery rider revenues related to the recovery of investment and operating costs of the Big Stone South–Ellendale 345-kilovolt transmission line energized on February 6, 2019.

●

A $0.4 million increase in retail revenue related to the recovery of increased fuel and purchased power costs. Fuel costs increased due to a 25.4% increase in generation from the higher-fuel-cost Hoot Lake Plant, partially offset by a 12.7% decrease in generation output from Coyote Station, a lower-fuel-cost generation unit. Increased demand due to the colder weather in 2019 drove market prices for electricity higher which resulted in increased dispatch of Hoot Lake Plant. Coyote Station was taken offline on March 26, 2019 for a planned spring maintenance outage.

partially offset by:

●	A $1.4 million reduction in revenue due to a decrease in kwh sales to industrial and other customers, exclusive of the weather-related increase in retail kwh sales.

●	A $0.3 million decrease in Minnesota Conservation Improvement Program (CIP) cost recovery revenues due to a decrease in CIP expenditures in 2019.

Transmission services revenue decreased $1.0 million mainly due to a $0.9 million decrease in Midwest Independent System Operator, Inc. (MISO) tariff revenue related to decreases in levels of recoverable transmission costs incurred.

Wholesale electric revenues increased $0.5 million due to a higher wholesale electric prices. While wholesale kwh sales decreased 0.2%, higher wholesale prices resulted in increased revenues and a $0.3 million increase in margins on wholesale energy sales from OTP’s generating units in the first quarter of 2019 compared with the first quarter of 2018.

Production fuel costs increased $0.2 million due to a 0.5% increase in the cost of fuel per kwh generated and a 0.6% increase in kwhs generated from our fuel-burning plants. As noted above, the increase in fuel costs per kwh generated resulted from a 25.4% increase in generation from the higher-fuel-cost Hoot Lake Plant partially offset by a 12.7% decrease in generation from Coyote Station, a lower-fuel-cost generation unit.

The cost of purchased power to serve retail customers increased $0.4 million. The cost per kwh purchased increased by 8.5% while kwhs purchased decreased 6.3%. Increased system demand driven by colder winter weather in 2019 lead to the increase in wholesale market prices for electricity.

Electric operation and maintenance expenses decreased $1.1 million mostly due to lower vegetation maintenance and employee benefit costs.

Depreciation expense increased $0.6 million mainly due to 2018 capital additions.

Manufacturing

	Three Months Ended
	March 31,			%
(in thousands)	2019	2018	Change	Change
Operating Revenues	$77,822	$68,662	$9,160	13.3
Cost of Products Sold	59,239	52,041	7,198	13.8
Operating Expenses	8,080	6,873	1,207	17.6
Depreciation and Amortization	3,682	3,854	(172)	(4.5)
Operating Income	$6,821	$5,894	$927	15.7

The $9.2 million increase in revenues in our Manufacturing segment includes the following:

●

Revenues at BTD Manufacturing, Inc. (BTD) increased $10.3 million, due to growth in parts revenue of $11.4 million, including increased sales in agricultural, construction, recreational vehicle, lawn and garden and industrial equipment end markets. Included in the parts revenue increase is the pass through of higher material costs of $6.3 million, with the remaining increase due to higher sales volume and an increase in pricing unrelated to material cost increases. The increase in parts revenue was partially offset by a $1.2 million decrease in tooling revenues. Revenues from scrap metal sales were essentially flat quarter over quarter, with a 6.8% increase in scrap volume offset by a 6.8% decrease in scrap metal prices.

●

Revenues at T.O. Plastics, Inc. (T.O. Plastics), our manufacturer of thermoformed plastic and horticultural products, decreased $1.2 million primarily due to decreased sales of horticultural containers and industrial and life sciences products. The decline in horticultural sales is due to a customer moving some product to a competitor with injection molding capabilities and lower sales to two customers related to the timing of orders. Industrial sales were down due to a customer bringing more production in house. Challenging weather conditions in February were also a factor in weaker sales in the northern region of the United States. Product availability in February and the partial collapse of a section of a warehouse roof in March due to heavy snow also contributed to a slow start in horticultural sales in 2019.

The $7.2 million increase in cost of products sold in our Manufacturing segment includes the following:

●	Cost of products sold at BTD increased $7.8 million as a result of both the increased sales volume and the $6.3 million in higher material costs passed through to customers.

●

Cost of products sold at T.O. Plastics decreased $0.6 million related to the decrease in sales volume partly offset by an increase in unabsorbed labor and overhead costs due to the decrease in production.

The $1.2 million increase in operating expenses in our Manufacturing segment includes a $1.0 million increase at BTD mainly due to increases in labor, benefit and recruiting costs for additional employees. Operating expenses at T.O. Plastics increased $0.2 million due to a loss associated with the partial collapse of a warehouse roof in the first quarter of 2019.

Plastics

	Three Months Ended
	March 31,			%
(in thousands)	2019	2018	Change	Change
Operating Revenues	$40,058	$49,653	$(9,595)	(19.3)
Cost of Products Sold	31,360	36,749	(5,389)	(14.7)
Operating Expenses	2,665	2,614	51	2.0
Depreciation and Amortization	891	951	(60)	(6.3)
Operating Income	$5,142	$9,339	$(4,197)	(44.9)

Plastics segment revenues decreased $9.6 million due to a 16.8% decrease in pounds of pipe sold and a 3.1% decrease in polyvinyl chloride (PVC) pipe prices. An overall decrease in quarter-over-quarter sales volume was anticipated. Weather conditions across our sales territory also negatively impacted first quarter 2019 sales. Cost of products sold decreased $5.4 million due to the decrease in sales volume partially offset by a 2.5% increase in the cost per pound of pipe sold. The decrease in pipe prices in combination with the increase in costs per pound of pipe sold resulted in a 19.0% decrease in gross margin per pound of PVC pipe sold. Plastics segment operating and depreciation expenses were essentially unchanged between the quarters resulting in the $4.2 million decrease in segment operating income.

Corporate

Corporate includes items such as corporate staff and overhead costs, the results of our captive insurance company and other items excluded from the measurement of operating segment performance. Corporate is not an operating segment. Rather it is added to operating segment totals to reconcile to totals on our consolidated statements of income.

	Three Months Ended
	March 31,			%
(in thousands)	2019	2018	Change	Change
Operating Expenses	$2,732	$3,016	$(284)	(9.4)
Depreciation and Amortization	73	36	37	102.8

Corporate operating expenses decreased $0.3 million, mainly as a result of decreases in professional and contracted services and dues and subscription expenses.

Interest Charges

The $0.5 million increase in interest charges for the three months ended March 31, 2019 compared with the three months ended March 31, 2018 is due to a $9.6 million increase in average debt outstanding between the quarters, the replacement of $100 million of short-term debt bearing interest at 2.88% with long-term debt bearing interest at 4.07% in February 2018 and an increase in average short-term debt interest rates of approximately 1.1% between the quarters. A $0.1 million decrease in capitalized interest at OTP also contributed to the increase in interest charges between the quarters.

Nonservice Cost Components of Postretirement Benefits

The $0.4 million decrease in nonservice cost components of postretirement benefits in the three months ended March 31, 2019 compared with the three months ended March 31, 2018, is mostly due to a decrease in nonservice costs of the Company’s pension plans, mainly actuarial loss amortization expenses.

Income Tax Expense

Income tax expense increased $1.8 million in the three months ended March 31, 2019 compared with the three months ended March 31, 2018 mainly due to a $1.1 million decrease in federal PTCs resulting from the expiration of PTCs on OTP’s Ashtabula wind farm in November 2018 and a $1.9 million increase in income before income taxes. The following table provides a reconciliation of income tax expense calculated at our net composite federal and state statutory rate on income before income taxes on our consolidated statements of income for the three-month periods ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(in thousands)	2019	2018
Income Before Income Taxes	$31,952	$30,009
Tax Computed at Company’s Net Composite Federal and State Statutory Rate (26%)	8,308	7,802
Increases (Decreases) in Tax from:
Differences Reversing in Excess of Federal Rates	(983)	(1,073)
Excess Tax Deduction – Equity Method Stock Awards	(827)	(624)
Corporate Owned Life Insurance	(409)	(8)
North Dakota Wind Tax Credit Amortization – Net of Federal Taxes	(258)	(258)
Research and Development and Other Tax Credits	(188)	(180)
Allowance for Funds Used During Construction – Equity	(86)	(167)
Federal PTCs	--	(1,120)
Other Comprehensive Income Deferred Tax Rate Adjustment	--	(531)
Other Items – Net	71	(47)
Income Tax Expense	$5,628	$3,794
Effective Income Tax Rate	17.6%	12.6%

Federal PTCs are recognized as wind energy is generated based on a per kwh rate prescribed in applicable federal statutes. OTP’s kwh generation from its wind turbines is no longer eligible for PTCs with the expiration of PTCs for its Ashtabula wind farm in November 2018. North Dakota wind energy credits are based on dollars invested in qualifying facilities and are being recognized on a straight-line basis over 25 years.

Financial Position

The following table presents the status of our lines of credit as of March 31, 2019 and December 31, 2018:

(in thousands)	Line Limit	In Use on March 31, 2019	Restricted due to Outstanding Letters of Credit	Available on March 31, 2019	Available on December 31, 2018
Otter Tail Corporation Credit Agreement	$130,000	$27,742	$--	$102,258	$120,785
OTP Credit Agreement	170,000	15,859	300	153,841	160,316
Total	$300,000	$43,601	$300	$256,099	$281,101

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

Cash provided by operating activities was $17.1 million for the three months ended March 31, 2019 compared with cash provided by operating activities of $4.6 million for the three months ended March 31, 2018. The primary reason for the $12.5 million increase in cash provided by operations between the quarters was a $10.0 million decrease in discretionary contributions to our funded pension plan. A $13.9 million net increase in cash provided by changes in noncurrent liabilities and deferred credits was mostly offset by a $12.0 million decrease in cash from accounts receivable between the quarters primarily related to an increase in receivables in the first quarter of 2019. We do not expect any issues in collecting the outstanding receivables.

Net cash used in investing activities was $25.4 million for the three months ended March 31, 2019 compared with $23.8 million for the three months ended March 31, 2018. The $1.6 million increase in cash used for investing activities includes a $0.8 million increase in capital expenditures at BTD and a $0.6 million increase in capital expenditures at OTP.

Net cash provided by financing activities was $8.3 million for the three months ended March 31, 2019 compared with $4.1 million for the three months ended March 31, 2018. Financing activities in the first quarter of 2019 included proceeds of $25.0 million from borrowings of $18.5 million under the Otter Tail Corporation Credit Agreement to provide working capital for our manufacturing companies and $6.5 million under the OTP credit agreement to fund OTP capital expenditures. The line of credit borrowings were partially offset by $13.9 million in common dividend payments and $2.7 million in payments for the retirement of capital stock.

Financing activities in the first quarter of 2018 included proceeds from the issuance of $100 million in privately placed 4.07% Senior Unsecured Notes due February 7, 2048, which were used to pay down a portion of borrowings then outstanding under the OTP Credit Agreement. Additional borrowings under our credit agreements were used to fund a portion of first quarter 2018 capital expenditures. Common dividend payments were $13.3 million in the first quarter of 2018.

CAPITAL REQUIREMENTS

2019-2023 Capital Expenditures

The following table shows our 2018 capital expenditures and 2019 through 2023 anticipated capital expenditures and electric utility average rate base:

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

The consolidated capital expenditure plan for the 2019-2023 time period calls for $1.1 billion based on the need for additional wind and solar in rate base, the Astoria Station natural gas-fired plant that is part of our replacement solution for Hoot Lake Plant when it is retired in 2021, the Merricourt wind generation project, technology-related investments and transmission investments. Given the increased capital expenditure plan, our compounded annual growth rate in rate base is projected to be 7.9% over the 2018 to 2023 timeframe.

Execution on the currently anticipated electric utility capital expenditure plan is expected to grow rate base and be a key driver in increasing utility earnings over the 2019 through 2023 timeframe.

Astoria Station—OTP is constructing this 245-megawatt (MW) simple-cycle natural gas-fired combustion turbine generation facility near Astoria, South Dakota as part of its plan to reliably meet customers’ electric needs, replace expiring capacity purchase agreements and prepare for the planned retirement of its Hoot Lake Plant in 2021. OTP expects the project will cost approximately $158 million. A final order granting an Advance Determination of Prudence (ADP) for Astoria Station was issued by the North Dakota Public Service Commission (NDPSC) on November 3, 2017, subject to certain qualifications and compliance obligations. On August 3, 2018 the South Dakota Public Utilities Commission (SDPUC) issued an order granting a site permit for Astoria Station. In a September 26, 2018 hearing the NDPSC established a Generation Cost Recovery rider for future recovery of costs incurred for Astoria Station. The interconnection agreement for Astoria Station was executed by MISO in December 2018 and accepted by the Federal Energy Regulatory Commission (FERC) in January 2019. As of March 31, 2019, OTP had capitalized approximately $7.7 million in development costs associated with Astoria Station.

Merricourt Project—On November 16, 2016 OTP entered into an Asset Purchase Agreement (the Purchase Agreement) with EDF Renewable Development, Inc. and certain of its affiliated companies (EDF) to purchase and assume the development assets and certain specified liabilities associated with a 150-MW wind farm in southeastern North Dakota (the Merricourt Project) for a purchase price of approximately $34.7 million, subject to adjustments for interconnection costs. The Purchase Agreement will close on satisfaction of various closing conditions (including regulatory approvals). Also on November 16, 2016, OTP entered into a Turnkey Engineering, Procurement and Construction Services Agreement with EDF pursuant to which EDF will develop, design, procure, construct, interconnect, test and commission the wind farm with a targeted completion date in 2020 for consideration of approximately $200.5 million, subject to certain adjustments, payable following the closing of the Purchase Agreement in installments in connection with certain project construction milestones. The agreements contain customary representations, warranties, covenants and indemnities for this type of transaction. On October 26, 2017 the MPUC approved the facility under the Renewable Energy Standard making the Merricourt Project eligible for cost recovery under the Minnesota Renewable Resource Recovery rider, subject to qualifications and reporting obligations. The MPUC’s final written order was issued on January 10, 2018. A final order for an ADP, subject to qualifications and compliance obligations, and a Certificate of Public Convenience and Necessity were issued by the NDPSC on November 3, 2017. The Merricourt generation interconnection agreement with MISO was approved by the FERC in April

2019. Construction of the Merricourt Project will begin after closing on the Purchase Agreement, anticipated to occur in the last half of 2019. As of March 31, 2019, OTP had capitalized approximately $5.3 million in development costs associated with the Merricourt Project.

Contractual Obligations

The Company had no materially significant increases in contractual obligations in the first quarter of 2019.

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

Short-Term Debt

The following table presents the status of our lines of credit as of March 31, 2019 and December 31, 2018:

(in thousands)	Line Limit	In Use on March 31, 2019	Restricted due to Outstanding Letters of Credit	Available on March 31, 2019	Available on December 31, 2018
Otter Tail Corporation Credit Agreement	$130,000	$27,742	$--	$102,258	$120,785
OTP Credit Agreement	170,000	15,859	300	153,841	160,316
Total	$300,000	$43,601	$300	$256,099	$281,101

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

Financial Covenants

We were in compliance with the financial covenants in our debt agreements as of March 31, 2019.

No Credit or Note Purchase Agreement contains any provisions that would trigger an acceleration of the related debt as a result of changes in the credit rating levels assigned to the related obligor by rating agencies.

Our borrowing agreements are subject to certain financial covenants. Specifically:

●

Under the OTC Credit Agreement and the 2016 Note Purchase Agreement, we may not permit the ratio of our Interest-bearing Debt to Total Capitalization to be greater than 0.60 to 1.00 or permit our Interest and Dividend Coverage Ratio to be less than 1.50 to 1.00 (each measured on a consolidated basis). As of March 31, 2019, our Interest and Dividend Coverage Ratio calculated under the requirements of the OTC Credit Agreement and the 2016 Note Purchase Agreement was 4.39 to 1.00.

●	Under the 2016 Note Purchase Agreement, we may not permit our Priority Indebtedness to exceed 10% of our Total Capitalization.

●	Under the OTP Credit Agreement, OTP may not permit the ratio of its Interest-bearing Debt to Total Capitalization to be greater than 0.60 to 1.00.

●

Under the 2007 Note Purchase Agreement and 2011 Note Purchase Agreement, OTP may not permit the ratio of its Consolidated Debt to Total Capitalization to be greater than 0.60 to 1.00 or permit its Interest and Dividend Coverage Ratio to be less than 1.50 to 1.00, in each case as provided in the related borrowing agreement, and OTP may not permit its Priority Debt to exceed 20% of its Total Capitalization, as provided in the related agreement. As of March 31, 2019, OTP’s Interest and Dividend Coverage Ratio and Interest Charges Coverage Ratio, calculated under the requirements of the 2007 Note Purchase Agreement and 2011 Note Purchase Agreement, was 3.44 to 1.00.

●

Under the 2013 Note Purchase Agreement and the 2018 Note Purchase Agreement, OTP may not permit its Interest-bearing Debt to exceed 60% of Total Capitalization and may not permit its Priority Indebtedness to exceed 20% of its Total Capitalization, in each case as provided in the related agreement.

As of March 31, 2019, our ratio of Interest-bearing Debt to Total Capitalization was 0.46 to 1.00 on a consolidated basis and 0.47 to 1.00 for OTP. Neither Otter Tail Corporation nor OTP had any Priority Indebtedness outstanding as of March 31, 2019.

OFF-BALANCE-SHEET ARRANGEMENTS

We and our subsidiary companies have outstanding letters of credit totaling $3.0 million, but our line of credit borrowing limits are only restricted by $0.3 million in outstanding letters of credit. We do not have any other off-balance-sheet arrangements or any relationships with unconsolidated entities or financial partnerships. These entities are often referred to as structured finance special purpose entities or variable interest entities, which are established for the purpose of facilitating off-balance-sheet arrangements or for other contractually narrow or limited purposes. We are not exposed to any financing, liquidity, market or credit risk that could arise if we had such relationships.

2019 BUSINESS OUTLOOK

We anticipate 2019 diluted earnings per share to be in the range of $2.10 to $2.25. We have taken into consideration strategies for improving future operating results, the cyclical nature of some of our businesses and current regulatory factors facing our Electric segment. We expect capital expenditures for 2019 to be $203 million compared with actual cash used for capital expenditures of $105 million in 2018. Our planned expenditures for 2019 include $61 million for the Merricourt Project and $40 million for Astoria Station.

Segment components of our 2019 earnings per share guidance range compared with 2018 actual earnings are as follows:

	2018 EPS by Segment	2019 Guidance February 18, 2019		2019 Guidance May 6, 2019
Diluted Earnings Per Share		Low	High	Low	High
Electric	$1.36	$1.46	$1.49	$1.48	$1.51
Manufacturing	$0.32	$0.37	$0.41	$0.35	$0.39
Plastics	$0.60	$0.44	$0.48	$0.44	$0.48
Corporate	$(0.22))	$(0.17)	$(0.13)	$(0.17)	$(0.13)
Total	$2.06	$2.10	$2.25	$2.10	$2.25
Return on Equity	11.5%	11.5%	12.3%	11.5%	12.3%

The following items contribute to our earnings guidance for 2019.

●	We expect 2019 Electric segment net income to be higher than 2018 segment net income and are increasing our 2019 guidance range for this segment based on:

o

SDPUC approval of a partial rate-case settlement on March 1, 2019 on all issues in the rate case except return on equity. The business outlook assumes an annual net revenue increase of approximately $2.3 million. The partial settlement also allowed us to retain the impact of lower tax rates related to the TCJA from January 1, 2018 through October 17, 2018. This outcome favorably impacts 2019 earnings by approximately $0.02 per share.

o

Increases in allowance for funds used during construction (AFUDC) for planned capital projects, including the Merricourt Project, and increases in AFUDC and North Dakota Generation Cost Recovery Rider revenue related to Astoria Station. Both of these projects are expected to begin construction in 2019.

o	Increased revenues from completion of the Big Stone South–Ellendale project and additional transmission investments related to our South Dakota Transmission Reliability project.

o

Decreased operating and maintenance expenses due to decreasing costs of pension, medical, workers compensation and retiree medical benefits. The decrease in pension costs is a result of an increase in the discount rate from 3.90% to 4.50%.

partially offset by:

o	Higher depreciation and property tax expense due to large capital projects being put into service.

o	An extension of the planned outage at Coyote Station due to turbine rotor blade damage that was discovered in the early stages of the planned outage.

●

We still expect 2019 net income from our Manufacturing segment to increase over 2018, but we are lowering the 2019 guidance range for this segment due to first quarter volume softness and the expected impact of the partial collapse and replacement of a warehouse roof at TO Plastics. The overall increase in segment earnings in 2019 is based on:

o

Increased sales at BTD driven by growth in the recreational vehicle, lawn and garden and agricultural end markets. Most of this growth is organic with our existing customer base. Scrap revenues are expected to increase as well based on increased volume with scrap prices staying flat between the years.

o	A decrease in earnings from T.O. Plastics mainly driven by the reasons mentioned above.

o	Backlog for the manufacturing companies of approximately $165 million for 2019 compared with $142 million one year ago.

●

We expect 2019 net income from the Plastics segment to be lower than 2018 based on lower expected operating margins in 2019. This is due to expected increasing resin prices on similar sales volumes in 2019 compared to 2018.

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

We use estimates based on the best information available in recording transactions and balances resulting from business operations. Estimates are used for such items as depreciable lives, asset impairment evaluations, tax provisions, collectability of trade accounts receivable, self-insurance programs, unbilled electric revenues, interim rate refunds, warranty reserves and actuarially determined benefits costs and liabilities. As better information becomes available or actual amounts are known, estimates are revised. Operating results can be affected by revised estimates. Actual results may differ from these estimates under different assumptions or conditions. Management has discussed the application of these critical accounting policies and the development of these estimates with the Audit Committee of the board of directors. A discussion of critical accounting policies is included under the caption “Critical Accounting Policies Involving Significant Estimates” on pages 57 through 59 of our Annual Report on Form 10-K for the year ended December 31, 2018. There were no material changes in critical accounting policies or estimates during the quarter ended March 31, 2019.

Forward Looking Information - Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the Act), we have filed cautionary statements identifying important factors that could cause our actual results to differ materially from those discussed in forward-looking statements made by or on behalf of the Company. When used in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, in our press releases and in oral statements, words such as "may", "will", "expect", "anticipate", "continue", "estimate", "project", "believes" or similar expressions are intended to identify forward-looking statements within the meaning of the Act and are included, along with this statement, for purposes of complying with the safe harbor provision of the Act. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements due to, among other factors, the risks and uncertainties described in the section entitled “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as well as the various factors described below:

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

●

Our electric operations are subject to an extensive legal and regulatory framework under federal and state laws as well as regulations imposed by other organizations that may have a negative impact on our business and results of operations.

●

Our electric transmission and generation facilities could be vulnerable to cyber and physical attack that could impair our ability to provide electrical service to our customers or disrupt the U.S. bulk power system.

●	Our electric generating facilities are subject to operational risks that could result in unscheduled plant outages, unanticipated operation and maintenance expenses and increased power purchase costs.

●

Changes to regulation of generating plant emissions, including but not limited to carbon dioxide emissions and regional haze regulation under state implementation plans, could affect our operating costs and the costs of supplying electricity to our customers and the economic viability of continued operation of certain of our steam-powered electric plants.

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

●	We compete against many other manufacturers of PVC pipe and manufacturers of alternative products. Customers may not distinguish the pipe companies’ products from those of our competitors.

●	Changes in PVC resin prices can negatively affect our plastics business.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

At March 31, 2019 we had exposure to market risk associated with interest rates because we had $27.7 million in short-term debt outstanding subject to variable interest rates indexed to LIBOR plus 1.50% under the OTC Credit Agreement and OTP had $15.9 million in short-term debt outstanding on March 31, 2019 subject to variable interest rates indexed to LIBOR plus 1.25% under the OTP Credit Agreement.

All of our remaining consolidated long-term debt outstanding on March 31, 2019 has fixed interest rates. We manage our interest rate risk through the issuance of fixed-rate debt with varying maturities, through economic refunding of debt through optional refundings, limiting the amount of variable interest rate debt, and the utilization of short-term borrowings to allow flexibility in the timing and placement of long-term debt.

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

Item 4. Controls and Procedures

Under the supervision and with the participation of company management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of March 31, 2019, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2019.

During the quarter ended March 31, 2019, OTP implemented a new customer information system (CIS). This system was implemented as part of a technology initiative and not as a result of any identified deficiencies in internal controls over financial reporting. While changes in internal controls have been implemented in association with the transition to the new system during the first quarter of 2019, we believe that none of these changes materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. Additionally, there were no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are the subject of various pending or threatened legal actions and proceedings in the ordinary course of our business. Such matters are subject to many uncertainties and to outcomes that are not predictable with assurance. We record a liability in our consolidated financial statements for costs related to claims, including future legal costs, settlements and judgments, where we have assessed that a loss is probable, and an amount can be reasonably estimated. We believe the final resolution of currently pending or threatened legal actions and proceedings, either individually or in the aggregate, will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 1A. Risk Factors

There has been no material change in the risk factors set forth under Part I, Item 1A, “Risk Factors” on pages 28 through 35 of our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We do not have a publicly announced stock repurchase program. The following table shows common shares of the Company that were surrendered to us by employees to pay taxes in connection with shares issued for incentive awards in February 2019 under our 2014 Stock Incentive Plan:

Calendar Month	Total Number of Shares Purchased	Average Price Paid per Share
January 2019	--	--
February 2019	55,224	$49.44
March 2019	--	--
Total	55,224

Item 6.      Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Financial statements from the Quarterly Report on Form 10-Q of Otter Tail Corporation for the quarter ended March 31, 2019, formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Common Shareholders’ Equity (v) the Consolidated Statements of Cash Flows and (vi) the Condensed Notes to Consolidated Financial Statements.

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

Dated: May 9, 2019