Form 10-Q
period 2019-06-30
Otter Tail Corp
filed 2019-08-09
CIK 1466593

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

          EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2019

OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

          EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	0-53713

OTTER TAIL CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota	27-0383995
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

215 South Cascade Street, Box 496, Fergus Falls, Minnesota	56538-0496
(Address of principal executive offices)	(Zip Code)

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

Yes ☐    No ☑

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:

July 31, 2019 –39,755,277 Common Shares ($5 par value)

OTTER TAIL CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Otter Tail Corporation
Consolidated Balance Sheets
(not audited)

(in thousands)	June 30, 2019	December 31, 2018

Assets

Current Assets
Cash and Cash Equivalents	$982	$861
Accounts Receivable:
Trade—Net	105,407	75,144
Other	9,956	9,741
Inventories	105,860	106,270
Unbilled Receivables	18,349	23,626
Income Taxes Receivable	-	2,439
Regulatory Assets	14,501	17,225
Other	8,511	6,114
Total Current Assets	263,566	241,420

Investments	9,683	8,961
Other Assets	39,002	35,759
Goodwill	37,572	37,572
Other Intangibles—Net	11,858	12,450
Regulatory Assets	131,692	135,257

Right of Use Assets - Operating Leases	19,473	-

Plant
Electric Plant in Service	2,170,259	2,019,721
Nonelectric Operations	234,245	228,120
Construction Work in Progress	73,069	181,626
Total Gross Plant	2,477,573	2,429,467
Less Accumulated Depreciation and Amortization	875,475	848,369
Net Plant	1,602,098	1,581,098

Total Assets	$2,114,944	$2,052,517

See accompanying condensed notes to consolidated financial statements.

Otter Tail Corporation
Consolidated Balance Sheets
(not audited)

(in thousands, except share data)	June 30, 2019	December 31, 2018

Liabilities and Equity

Current Liabilities
Short-Term Debt	$36,602	$18,599
Current Maturities of Long-Term Debt	177	172
Accounts Payable	111,848	96,291
Accrued Salaries and Wages	18,034	24,857
Accrued Federal and State Income Taxes	3,732	-
Other Accrued Taxes	11,753	17,287
Regulatory Liabilities	8,959	738
Current Operating Lease Liabilities	3,784	-
Other Accrued Liabilities	11,260	12,149
Total Current Liabilities	206,149	170,093
Pensions Benefit Liability	88,030	98,358
Other Postretirement Benefits Liability	73,080	71,561
Long-Term Operating Lease Liabilities	16,084	-
Other Noncurrent Liabilities	28,859	24,326

Commitments and Contingencies (note 9)

Deferred Credits
Deferred Income Taxes	122,035	120,976
Deferred Tax Credits	19,300	19,974
Regulatory Liabilities	224,655	226,469
Other	2,384	1,895
Total Deferred Credits	368,374	369,314
Capitalization
Long-Term Debt—Net	590,063	590,002
Cumulative Preferred Shares – Authorized 1,500,000 Shares Without Par Value; Outstanding – None	-	-
Cumulative Preference Shares – Authorized 1,000,000 Shares Without Par Value; Outstanding – None	-	-
Common Shares, Par Value $5 Per Share—Authorized, 50,000,000 Shares; Outstanding, 2019—39,754,902 Shares; 2018—39,664,884 Shares	198,775	198,324
Premium on Common Shares	345,030	344,250
Retained Earnings	205,115	190,433
Accumulated Other Comprehensive Loss	(4,615)	(4,144)
Total Common Equity	744,305	728,863
Total Capitalization	1,334,368	1,318,865
Total Liabilities and Equity	$2,114,944	$2,052,517

See accompanying condensed notes to consolidated financial statements.

Otter Tail Corporation
Consolidated Statements of Income
(not audited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per-share amounts)	2019	2018	2019	2018
Operating Revenues
Electric:
Revenues from Contracts with Customers	$101,861	$105,284	$231,006	$229,109
Changes in Accrued Revenues under Alternative Revenue Programs	369	(1,565)	(680)	(2,440)
Total Electric Revenues	102,230	103,719	230,326	226,669
Product Sales under Contracts with Customers	126,973	122,629	244,849	240,945
Total Operating Revenues	229,203	226,348	475,175	467,614
Operating Expenses
Production Fuel – Electric	8,296	15,888	27,216	34,594
Purchased Power – Electric System Use	19,633	14,402	41,585	35,995
Electric Operation and Maintenance Expenses	39,856	37,741	78,238	77,216
Cost of Products Sold (depreciation included below)	97,996	93,545	188,578	182,330
Other Nonelectric Expenses	13,262	12,649	26,739	25,143
Depreciation and Amortization	19,441	18,745	38,572	37,508
Property Taxes – Electric	3,900	3,273	7,859	7,108
Total Operating Expenses	202,384	196,243	408,787	399,894
Operating Income	26,819	30,105	66,388	67,720
Interest Charges	7,825	7,676	15,651	15,048
Nonservice Cost Components of Postretirement Benefits	1,075	1,386	2,110	2,803
Other Income	850	707	2,094	1,890
Income Before Income Taxes	18,769	21,750	50,721	51,759
Income Tax Expense	3,343	3,054	8,971	6,848
Net Income	15,426	18,696	41,750	44,911
Average Number of Common Shares Outstanding – Basic	39,712,036	39,605,717	39,684,679	39,578,296
Average Number of Common Shares Outstanding – Diluted	39,917,831	39,879,069	39,910,499	39,871,376
Basic Earnings Per Common Share	$0.39	$0.47	$1.05	$1.13
Diluted Earnings Per Common Share	$0.39	$0.47	$1.05	$1.13

See accompanying condensed notes to consolidated financial statements.

Otter Tail Corporation
Consolidated Statements of Comprehensive Income
(not audited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Net Income	$15,426	$18,696	$41,750	$44,911
Other Comprehensive Income (Loss):
Unrealized Gain (Loss) on Available-for-Sale Securities:
Reversal of Previously Recognized Gains Realized on Sale of Investments and Included in Other Income During Period	(4)	-	(4)	(110)
Unrealized Gains (Losses) Arising During Period	66	(13)	157	(79)
Income Tax (Expense) Benefit	(13)	3	(32)	40
Change in Unrealized Gains on Available-for-Sale Securities – net-of-tax	49	(10)	121	(149)
Pension and Postretirement Benefit Plans:
Amortization of Unrecognized Postretirement Benefit Losses and Costs (note 11)	129	233	259	460
Income Tax Expense	(33)	(61)	(67)	(120)
Adjustment to Income Tax Expense Related to 2017 Tax Cuts and Jobs Act	-	-	-	(531)
Pension and Postretirement Benefit Plans – net-of-tax	96	172	192	(191)
Total Other Comprehensive Income (Loss)	145	162	313	(340)
Total Comprehensive Income	$15,571	$18,858	$42,063	$44,571

See accompanying condensed notes to consolidated financial statements.

Otter Tail Corporation
Consolidated Statements of Common Shareholders’ Equity
For the Three- and Six-Month Periods Ended June 30, 2019 and 2018
(not audited)
(in thousands, except common shares outstanding)	Common Shares Outstanding	Par Value, Common Shares	Premium on Common Shares	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Common Equity
Balance, March 31, 2019	39,729,708	$198,649	$342,991	$203,619	$(4,760)	$740,499
Common Stock Issuances, Net of Expenses	25,194	126	(109)			17
Net Income				15,426		15,426
Other Comprehensive Income					145	145
Employee Stock Incentive Plan Expense			2,148			2,148
Common Dividends ($0.35 per share)				(13,930)		(13,930)
Balance, June 30, 2019	39,754,902	$198,775	$345,030	$205,115	$(4,615)	$744,305

Balance, March 31, 2018	39,626,594	$198,133	$341,841	$174,209	$(6,133)	$708,050
Common Stock Issuances, Net of Expenses	25,778	129	(222)			(93)
Common Stock Retirements	(936)	(5)	(36)			(41)
Net Income				18,696		18,696
Other Comprehensive Loss					162	162
Employee Stock Incentive Plan Expense			1,107			1,107
Common Dividends ($0.335 per share)				(13,300)		(13,300)
Balance, June 30, 2018	39,651,436	$198,257	$342,690	$179,605	$(5,971)	$714,581

Balance, December 31, 2018	39,664,884	$198,324	$344,250	$190,433	$(4,144)	$728,863
Common Stock Issuances, Net of Expenses	145,242	727	(710)			17
Common Stock Retirements	(55,224)	(276)	(2,454)			(2,730)
Net Income				41,750		41,750
Other Comprehensive Income					313	313
ASU 2018-02 2017 TCJA Stranded Tax Transfer				784	(784)	-
Employee Stock Incentive Plan Expense			3,944			3,944
Common Dividends ($0.70 per share)				(27,852)		(27,852)
Balance, June 30, 2019	39,754,902	$198,775	$345,030	$205,115	$(4,615)	$744,305

Balance, December 31, 2017	39,557,491	$197,787	$343,450	$161,286	$(5,631)	$696,892
Common Stock Issuances, Net of Expenses	153,376	767	(860)			(93)
Common Stock Retirements	(59,431)	(297)	(2,153)			(2,450)
Net Income				44,911		44,911
Other Comprehensive Loss					(340)	(340)
Employee Stock Incentive Plan Expense			2,253			2,253
Common Dividends ($0.67 per share)				(26,592)		(26,592)
Balance, June 30, 2018	39,651,436	$198,257	$342,690	$179,605	$(5,971)	$714,581

Otter Tail Corporation
Consolidated Statements of Cash Flows
(not audited)

	Six Months Ended June 30,
(in thousands)	2019	2018
Cash Flows from Operating Activities
Net Income	$41,750	$44,911
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	38,572	37,508
Deferred Tax Credits	(674)	(703)
Deferred Income Taxes	960	2,076
Change in Deferred Debits and Other Assets	3,884	10,309
Discretionary Contribution to Pension Plan	(10,000)	(20,000)
Change in Noncurrent Liabilities and Deferred Credits	11,942	(759)
Allowance for Equity/Other Funds Used During Construction	(688)	(1,060)
Stock Compensation Expense—Equity Awards	3,944	2,253
Other—Net	276	(193)
Cash (Used for) Provided by Current Assets and Current Liabilities:
Change in Receivables	(30,478)	(25,677)
Change in Inventories	410	(2,401)
Change in Other Current Assets	2,870	2,428
Change in Payables and Other Current Liabilities	222	1,233
Change in Interest and Income Taxes Receivable/Payable	6,297	3,470
Net Cash Provided by Operating Activities	69,287	53,395
Cash Flows from Investing Activities
Capital Expenditures	(54,012)	(49,094)
Net Proceeds from Disposal of Noncurrent Assets	3,405	1,477
Cash Used for Investments and Other Assets	(4,776)	(2,102)
Net Cash Used in Investing Activities	(55,383)	(49,719)
Cash Flows from Financing Activities
Change in Checks Written in Excess of Cash	(1,120)	2,236
Net Short-Term Borrowings (Repayments)	18,003	(91,394)
Common Stock Issuance Expenses	-	(108)
Payments for Retirement of Capital Stock	(2,730)	(2,450)
Proceeds from Issuance of Long-Term Debt	-	100,000
Short-Term and Long-Term Debt Issuance Expenses	-	(441)
Payments for Retirement of Long-Term Debt	(84)	(107)
Dividends Paid	(27,852)	(26,592)
Net Cash Used in Financing Activities	(13,783)	(18,856)
Net Change in Cash and Cash Equivalents	121	(15,180)
Cash and Cash Equivalents at Beginning of Period	861	16,216
Cash and Cash Equivalents at End of Period	$982	$1,036

See accompanying condensed notes to consolidated financial statements.

OTTER TAIL CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(not audited)

In the opinion of management, Otter Tail Corporation (the Company) has included all adjustments (including normal recurring accruals) necessary for a fair presentation of the consolidated financial statements for the periods presented. The consolidated financial statements and condensed notes thereto should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018. Because of seasonal and other factors, the earnings for the three- and six-months ended June 30, 2019 should not be taken as an indication of earnings for all or any part of the balance of the year.

The following condensed notes are numbered to correspond to numbers of the notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

1. Summary of Significant Accounting Policies

Revenue Recognition

Due to the diverse business operations of the Company, recognition of revenue from contracts with customers depends on the product produced and sold or service performed. The Company recognizes revenue from contracts with customers at prices that are fixed or determinable as evidenced by an agreement with the customer, when the Company has met its performance obligation under the contract and it is probable that the Company will collect the amount to which it is entitled in exchange for the goods or services transferred or to be transferred to the customer. Depending on the product produced and sold or service performed and the terms of the agreement with the customer, the Company recognizes revenue either over time, in the case of delivery or transmission of electricity or related services or the production and storage of certain custom-made products, or at a point in time for the delivery of standardized products and other products made to the customer’s specifications where the terms of the contract require transfer of the completed product. Provisions for sales returns, early payment terms discounts, volume-based variable pricing incentives and warranty costs are recorded as reductions to revenue at the time revenue is recognized based on customer history, historical information and current trends.

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

OTP accrues ARP revenue on the basis of costs incurred, investments made and returns on those investments that qualify for recovery through established riders. Amounts billed under riders in effect at the time of the billing are included in revenues from contracts with customers net of amounts billed that are subject to refund through future rider adjustments. Amounts accrued and subject to recovery through future rider rate updates and adjustments are reported as changes in accrued revenues under ARPs on a separate line in the revenue section of the Company’s consolidated statement of income. See table in note 3 for total revenues billed and accrued under ARP riders for the three- and six-month periods ended June 30, 2019 and 2018.

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

See operating revenue table in note 2 for a disaggregation of the Company’s revenues by business segment for the three- and six-month periods ended June 30, 2019 and 2018.

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

The following tables present, for each of the hierarchy levels, the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018:

June 30, 2019 (in thousands)	Level 1	Level 2	Level 3
Assets:
Investments:
Equity Funds – Held by Captive Insurance Company	$1,483
Corporate Debt Securities – Held by Captive Insurance Company		$3,368
Government-Backed and Government-Sponsored Enterprises’ Debt Securities – Held by Captive Insurance Company		4,701
Other Assets:
Money Market and Mutual Funds – Nonqualified Retirement Savings Plan	1,311
Total Assets	$2,794	$8,069

December 31, 2018 (in thousands)	Level 1	Level 2	Level 3
Assets:
Investments:
Equity Funds – Held by Captive Insurance Company	$1,294
Corporate Debt Securities – Held by Captive Insurance Company		$5,898
Government-Backed and Government-Sponsored Enterprises’ Debt Securities – Held by Captive Insurance Company		1,586
Other Assets:
Money Market and Mutual Funds – Nonqualified Retirement Savings Plan	838
Total Assets	$2,132	$7,484

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

If the LSA terminates prior to the expiration of its term or the production period terminates prior to December 31, 2040 and the Coyote Station owners purchase all of the outstanding membership interests of CCMC as required by the LSA, the owners will satisfy, or (if permitted by CCMC’s applicable lender) assume, all of CCMC’s obligations owed to CCMC’s lenders under its loans and leases. The Coyote Station owners have limited rights to assign their rights and obligations under the LSA without the consent of CCMC’s lenders during any period in which CCMC’s obligations to its lenders remain outstanding. In the event the contract is terminated because regulations or legislation render the burning of coal cost prohibitive and the assets worthless, OTP’s maximum exposure to loss as a result of its involvement with CCMC as of June 30, 2019 could be as high as $52.2 million, OTP’s 35% share of unrecovered costs.

Inventories

Inventories, valued at the lower of cost or net realizable value, consist of the following:

	June 30,	December 31,
(in thousands)	2019	2018
Finished Goods	$32,699	$37,130
Work in Process	19,414	20,393
Raw Material, Fuel and Supplies	53,747	48,747
Total Inventories	$105,860	$106,270

Goodwill and Other Intangible Assets

An assessment of the carrying amounts of goodwill of the Company’s operating units as of December 31, 2018 indicated the fair values are substantially in excess of their respective book values and not impaired.

The following table indicates there were no changes to goodwill by business segment during the first six months of 2019:

(in thousands)	Gross Balance December 31, 2018	Accumulated Impairments	Balance (net of impairments) December 31, 2018	Adjustments to Goodwill in 2019	Balance (net of impairments) June 30, 2019
Manufacturing	$18,270	$-	$18,270	$-	$18,270
Plastics	19,302	-	19,302	-	19,302
Total	$37,572	$-	$37,572	$-	$37,572

Intangible assets with finite lives are amortized over their estimated useful lives and reviewed for impairment in accordance with requirements under ASC Topic 360-10-35, Property, Plant, and Equipment—Overall—Subsequent Measurement.

The following table summarizes the components of the Company’s intangible assets at June 30, 2019 and December 31, 2018:

June 30, 2019 (in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Amortization Periods (months)
Amortizable Intangible Assets:
Customer Relationships	$22,491	$10,693	$11,798	6	-	194
Other	154	94	60		14
Total	$22,645	$10,787	$11,858

December 31, 2018 (in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Amortization Periods (months)
Amortizable Intangible Assets:
Customer Relationships	$22,491	$10,127	$12,364	12	-	200
Other	154	68	86		20
Total	$22,645	$10,195	$12,450

The amortization expense for these intangible assets was:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2019	2018	2019	2018
Amortization Expense – Intangible Assets	$296	$345	$592	$690

The estimated annual amortization expense for these intangible assets for the next five years is:

(in thousands)	2019	2020	2021	2022	2023
Estimated Amortization Expense – Intangible Assets	$1,184	$1,133	$1,099	$1,099	$1,099

Table o
f Contents

Supplemental Disclosures of Cash Flow Information

	As of June 30,
(in thousands)	2019	2018
Noncash Investing Activities:
Transactions Related to Capital Additions not Settled in Cash	$16,841	$11,564

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

New Accounting Standards Pending Adoption

ASU 2016-13—In June 2016 the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326) (ASC Topic 326), which changes how entities account for credit losses on receivables and certain other assets. The guidance requires use of a current expected loss model, which may result in earlier recognition of credit losses than under previous accounting standards. ASC Topic 326 is effective for interim and annual periods beginning on or after December 15, 2019. The Company is currently evaluating what impact adoption of the new standard may have on its consolidated financial statements.

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

All of the Company’s long-lived assets are within the United States and sales within the United States accounted for 98.5% and 98.2% of operating revenues for the respective three-month periods ended June 30, 2019 and 2018, and 98.8% and 98.3% of operating revenues for the respective six-month periods ended June 30, 2019 and 2018.

The Company evaluates the performance of its business segments and allocates resources to them based on earnings contribution and return on total invested capital. Information for the business segments for the three- and six-month periods ended June 30, 2019 and 2018 and total assets by business segment as of June 30, 2019 and December 31, 2018 are presented in the following tables:

Operating Revenue

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2019	2018	2019	2018
Electric Segment:
Retail Sales Revenue from Contracts with Customers	$87,976	$89,400	$202,931	$198,580
Changes in Accrued ARP Revenues	369	(1,565)	(680)	(2,440)
Total Retail Sales Revenue	88,345	87,835	202,251	196,140
Transmission Services Revenue	11,469	11,313	22,331	23,216
Wholesale Revenues – Company Generation	941	2,539	2,468	3,554
Other Revenues	1,489	2,038	3,303	3,780
Total Electric Segment Revenues	102,244	103,725	230,353	226,690
Manufacturing Segment:
Metal Parts and Tooling	62,541	57,388	129,265	114,315
Plastic Products and Tooling	9,353	7,961	18,398	18,196
Other	1,602	2,805	3,655	4,305
Total Manufacturing Segment Revenues	73,496	68,154	151,318	136,816
Plastics Segment – Sale of PVC Pipe Products	53,476	54,476	93,534	104,129
Intersegment Eliminations	(13)	(7)	(30)	(21)
Total	$229,203	$226,348	$475,175	$467,614

Interest Charges

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2019	2018	2019	2018
Electric	$6,625	$6,687	$13,266	$13,077
Manufacturing	646	555	1,230	1,109
Plastics	215	160	364	310
Corporate and Intersegment Eliminations	339	274	791	552
Total	$7,825	$7,676	$15,651	$15,048

Income Taxes

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2019	2018	2019	2018
Electric	$1,037	$611	$5,808	$2,709
Manufacturing	1,149	1,018	2,603	2,241
Plastics	2,044	2,207	3,373	4,621
Corporate	(887)	(782)	(2,813)	(2,723)
Total	$3,343	$3,054	$8,971	$6,848

Net Income (Loss)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2019	2018	2019	2018
Electric	$7,502	$10,600	$26,202	$27,268
Manufacturing	3,990	3,583	8,832	7,747
Plastics	5,792	6,229	9,521	13,073
Corporate	(1,858)	(1,716)	(2,805)	(3,177)
Total	$15,426	$18,696	$41,750	$44,911

Identifiable Assets

	June 30,	December 31,
(in thousands)	2019	2018
Electric	$1,752,432	$1,728,534
Manufacturing	211,374	187,556
Plastics	104,762	91,630
Corporate	46,376	44,797
Total	$2,114,944	$2,052,517

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

Major Capital Expenditure Projects

Astoria Station—OTP is constructing this 245-megawatt (MW) simple-cycle natural gas-fired combustion turbine generation facility near Astoria, South Dakota as part of its plan to reliably meet customers’ electric needs, replace expiring capacity purchase agreements and prepare for the planned retirement of its Hoot Lake Plant in 2021. A final order granting an Advance Determination of Prudence (ADP) for Astoria Station was issued by the NDPSC on November 3, 2017, subject to certain qualifications and compliance obligations. On August 3, 2018 the SDPUC issued an order granting a site permit for Astoria Station. In a September 26, 2018 hearing the NDPSC established a GCR rider for future recovery of costs incurred for Astoria Station. On March 6, 2019 the SDPUC issued an order approving a settlement that allows a phase-in rider which includes recovery of Astoria Station costs. The interconnection agreement for Astoria Station was executed by MISO in December 2018 and accepted by the FERC in January 2019. Site preparation and excavating began in May 2019. As of June 30, 2019, OTP had capitalized approximately $19.6 million in project costs and allowance for funds used during construction (AFUDC) associated with Astoria Station. OTP expects the project will cost approximately $158 million.

Merricourt Wind Energy Center (Merricourt)—On November 16, 2016 OTP entered into an Asset Purchase Agreement (the Purchase Agreement) with EDF Renewable Development, Inc. and certain of its affiliated companies (collectively, EDF) to purchase and assume the development assets and certain specified liabilities associated with Merricourt, a 150-MW wind farm in southeastern North Dakota, for a purchase price of approximately $34.7 million, subject to adjustments for interconnection costs. Also on November 16, 2016, OTP entered into a Turnkey Engineering, Procurement and Construction Services Agreement (the TEPC Agreement) with EDF-RE US Development, LLC (EDF-USD) pursuant to which EDF-USD will develop, design, procure, construct, interconnect, test and commission the wind farm for consideration of approximately $200.5 million, subject to certain adjustments, payable following the closing of the Purchase Agreement in installments in connection with certain project construction milestones. The agreements contain customary representations, warranties, covenants and indemnities for this type of transaction. On October 26, 2017 the MPUC approved the facility under the Renewable Energy Standard making Merricourt eligible for cost recovery under the Minnesota Renewable Resource Recovery rider, subject to qualifications and reporting obligations. The MPUC’s final written order was issued on January 10, 2018. A final order for an ADP, subject to qualifications and compliance obligations, and a Certificate of Public Convenience and Necessity were issued by the NDPSC on November 3, 2017. The phase-in rider approved by order of the SDPUC on March 6, 2019 includes recovery of Merricourt costs. The Merricourt generator interconnection agreement with MISO was approved by the FERC in April 2019.

In connection with action by the FERC, OTP and EDF agreed, in the First Amendment to the Purchase Agreement and the TEPC Agreement dated June 11, 2019, to change the purchase price to $37.7 million and to make a related reallocation of responsibility for interconnection costs and liabilities. On July 16, 2019, OTP closed on the purchase of substantially all of the development assets and assumed certain specified liabilities from EDF related to Merricourt pursuant to the Purchase Agreement, as amended, for a purchase price of approximately $37.7 million, subject to certain adjustments, and issued the notice to EDF-USD to begin construction in August 2019. As of June 30, 2019, OTP had capitalized approximately $5.6 million in development costs and AFUDC associated with Merricourt. OTP expects the project will cost approximately $270 million.

Big Stone South–Ellendale Multi-Value Transmission Project (MVP)—This 345-kilovolt transmission line, energized on February 6, 2019, extends 163 miles between a substation near Big Stone City, South Dakota and a substation near Ellendale, North Dakota. OTP jointly developed this project with Montana-Dakota Utilities Co., and the parties have equal ownership interest in the transmission line portion of the project. The MISO approved this project as an MVP under the MISO Open Access Transmission, Energy and Operating Reserve Markets Tariff (MISO Tariff) in December 2011. MVPs are designed to enable the MISO region to comply with energy policy mandates and to address reliability and economic issues affecting multiple areas within the MISO region. The cost allocation is designed to ensure the costs of transmission projects with regional benefits are properly assigned to those who benefit. OTP’s capitalized costs on this project as of June 30, 2019 were approximately $106 million, which includes assets that are 100% owned by OTP.

Recovery of OTP’s major transmission investments is through the MISO Tariff and Minnesota, North Dakota and South Dakota base rates and TCR riders.

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

Minnesota Conservation Improvement Programs (MNCIP)—OTP recovers conservation related costs not included in base rates under the MNCIP through the use of an annual recovery mechanism approved by the MPUC. On May 25, 2016 the MPUC adopted changes to the MNCIP financial incentive. The model included incentives for utilities of 13.5% of 2017 net benefits, 12% of 2018 net benefits and 10% of 2019 net benefits, assuming the utility achieves 1.7% savings compared to retail sales. The financial incentive was also limited to 40% of 2017 MNCIP spending and 35% of 2018 spending and will be limited to 30% of 2019 spending. The new model reduces the MNCIP financial incentive by approximately 50% compared to the previous incentive mechanism. The Minnesota Department of Commerce (MNDOC) issued a decision on May 20, 2019 to extend all utilities 2017-2019 CIP plans one year, through 2020.

On April 1, 2019 OTP filed a request for approval of its 2018 energy savings, recovery of $3.0 million in accrued financial incentives and recovery of 2018 program costs not included in base rates. On May 31, 2019 the MNDOC staff filed its comments with the MPUC on OTP’s 2018 petition to update its MNCIP rider, recommending the MPUC approve OTP’s petition with modifications. On June 24, 2019 OTP filed reply comments to the MNDOC staff recommendation reaffirming the $3.0 million request and offered an alternative $4.0 million financial incentive for the MPUC to consider.

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

In OTP’s 2016 general rate case order issued on May 1, 2017, the MPUC ordered OTP to include, in the TCR rider retail rate base, Minnesota’s jurisdictional share of OTP’s investment in the Big Stone South–Brookings and Big Stone South–Ellendale MVPs and all revenues received from other utilities under MISO’s tariffed rates as a credit in its TCR revenue requirement calculations. In doing so, the MPUC’s order diverted interstate wholesale revenues that have been approved by the FERC to offset FERC-approved expenses, effectively reducing OTP’s recovery of those FERC-approved expense levels. The

MPUC-ordered treatment resulted in the projects being treated as retail investments for Minnesota retail ratemaking purposes. Because the FERC’s revenue requirements and authorized returns vary from the MPUC revenue requirements and authorized returns for the project investments over the lives of the projects, the impact of this decision would vary over time and be dependent on the differences between the revenue requirements and returns in the two jurisdictions at any given time. On August 18, 2017 OTP filed an appeal of the MPUC general rate case order with the Minnesota Court of Appeals to contest the portion of the order requiring OTP to jurisdictionally allocate costs of the FERC MVP transmission projects in the TCR rider.

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

On November 30, 2018 OTP filed its annual update and supplemental filing to the Minnesota TCR rider. In this filing two scenarios were submitted based on whether the Minnesota Supreme Court affirms the original decision by the Minnesota Court of Appeals to exclude the MVP projects from the TCR rider or overturns the Minnesota Court of Appeals decision and includes the two MVP projects in the TCR rider. Action by the Minnesota Supreme Court is expected later in 2019. In addition, on April 1, 2019, the MNDOC filed comments in OTP’s TCR rider docket, opposing OTP’s proposal for TCR rider recovery of these costs. The MPUC is not expected to act on the TCR rider until after the Minnesota Supreme Court has acted and additional briefing has occurred in the docket. The estimated amount credited to Minnesota customers through the TCR rider through June 30, 2019 is approximately $2.9 million.

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

Renewable Resource Adjustment—Effective November 1, 2017, with the implementation of final rates in Minnesota, new rates were put into effect for the Minnesota RRA rider to address recovery of federal Production Tax Credits (PTCs) expiring on OTP’s wind farms in 2017 and 2018. On June 21, 2019 OTP filed a request for approval of its annual update to the Minnesota RRA. This update requests recovery of the difference in PTCs in base rates and the actual PTCs generated, as well as recovery of Merricourt.

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

In a September 26, 2018 hearing, the NDPSC approved an overall annual revenue increase of $4.6 million (3.1%) and a ROE of 9.77% on a 52.5% equity capital structure. This compares with OTP’s March 2018 adjusted annual revenue increase request of $7.1 million (4.8%) and a requested ROE of 10.3%. The NDPSC’s approval does not require any rate base adjustments from OTP’s original request and establishes a GCR rider for future recovery of costs incurred for Astoria Station. The net revenue increase reflects a reduction in income tax recovery requirements related to the TCJA and decreases in rider revenue recovery requirements. Final rates were effective February 1, 2019, with refunds of excess revenues collected under interim rates applied to customers’ April 2019 bills.

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

Environmental Cost Recovery Rider—OTP has an ECR rider in North Dakota. The ECR rider has provided for a return on investment at the level approved in OTP’s preceding general rate case and for recovery of OTP’s North Dakota share of environmental investments and costs approved for recovery under the rider. Prior to its 2017 general rate case reaching a final settlement and final rates going into effect on February 1, 2019, OTP’s North Dakota jurisdictional share of the revenue requirements associated with its investment in the Big Stone Plant AQCS and Hoot Lake Plant MATS projects were being recovered through the ECR rider. Effective February 1, 2019 these rate base investments are being recovered under general rates and the rider was zeroed out except for an overcollection balance that will be refunded to ratepayers.

Generation Cost Recovery Rider—On March 1, 2019 OTP filed a request with the NDPSC to establish an initial GCR rider rate for recovery of OTP’s North Dakota jurisdictional share of the revenue requirements of its investment in Astoria Station. This request was approved by the NDPSC on May 15, 2019. The new rate of 2.547% will be effective on bills rendered after July 1, 2019.

South Dakota

General Rates—On April 20, 2018 OTP filed a request with the SDPUC to increase non-fuel rates in South Dakota by approximately $3.3 million annually, or 10.1%, as the first step in a two-step request. Interim rates went into effect October 18, 2018. The second step in the request was an additional 1.7% revenue increase to recover costs for Merricourt when the wind generation facility goes into service.

The SDPUC approved a partial settlement on March 1, 2019 on all issues of the rate case except ROE. The settlement includes approval of a phase-in plan to provide for a return on amounts invested in Astoria Station and Merricourt, which addresses the second step of the request for increased rates in South Dakota. The partial settlement also includes a moratorium on filing another general rate case in South Dakota until the new generation projects have been in service for a year. The settlement also allows OTP to retain the impact of lower tax rates related to the TCJA from January 1, 2018 through October 17, 2018 resulting in the reversal of an accrued refund liability and recognition of $1.0 million in revenue in the first quarter of 2019. The SDPUC approved the ROE portion of the rate case on May 14, 2019. Pursuant to the May 30, 2019 order, OTP’s allowed ROE was set at 8.75%, resulting in an annual revenue increase of approximately $2.2 million prior to the approval of a  June 28, 2019 stipulation agreement discussed below. Final rates went into effect August 1, 2019. An interim rate refund for the lower ROE going back to October 18, 2018 will be applied to South Dakota customers’ October 2019 bills.

On June 28, 2019 OTP entered into a stipulation agreement with SDPUC staff for the purpose of correcting a mistake in OTP’s rate base in its 2018 general rate case docket. The revenue requirement stated in the SDPUC’s final order dated May 30, 2019 understated the correct amount of OTP's electric transmission plant in service by approximately $44 million. For South Dakota ratemaking purposes, the understatement results in an annual revenue requirement shortfall of approximately $341,000. To address the shortfall, the parties agreed that OTP would file an update to its South Dakota TCR rider. OTP will be authorized full recovery of the transmission rate base correction reflected in the TCR rider tracker beginning as of the first date of interim rates, October 18, 2018, with the TCR rider rate update to go into effect on October 1, 2019, all subject to SDPUC approval. The stipulation agreement had the effect of increasing the non-fuel annual revenue increase in the general rate case to approximately $2.6 million or 7.7%, which is 69% of the adjusted requested annual revenue increase of approximately $3.7 million or 11.1%,

To ensure rates are appropriately set under the stipulation, the parties agreed to establish an earnings sharing mechanism to share with customers any weather-normalized earnings above the authorized ROE of 8.75%. OTP's annual weather-normalized earnings are reported each year by June 1 in its jurisdictional annual report, which will be used to determine the earnings level for purposes of calculating any refund. The earnings sharing mechanism requires that in the event OTP’s annual weather-normalized earnings exceed the SDPUC’s authorized ROE during any year until the ROE is reset in OTP's next general rate case, OTP will refund to customers 50% of any weather-normalized revenue that corresponds to the earnings in excess of its authorized ROE, up to a maximum of 9.50% ROE for a particular year. OTP will refund 100% of any earnings above 9.50% each year. In the event a refund is due under this provision, OTP will notify the SDPUC of the refund amount and plan for crediting customers within 30 days of filing its South Dakota jurisdictional annual report.

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

OTP made a supplemental filing for the South Dakota TCR rider on February 1, 2019. On February 20, 2019 the SDPUC approved the supplemental filing and rates effective March 1, 2019. Two new projects were approved for recovery under the rider: The Lake Norden area transmission upgrade project with a recovery date effective January 1, 2019 and The Big Stone South – Ellendale project with a recovery date effective January 2020.

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

Phase-In Rider

On May 31, 2019 OTP petitioned the SDPUC for approval of its initial rate for the Phase-In Rate Plan Rider under the SDPUC’s authority granted in South Dakota. This rider filing is described in the most recent South Dakota general rate case settlement stipulation and approved by the SDPUC’s order in that rate case. The petition is OTP’s initial filing for the rider to recover actual and forecasted costs for Astoria Station and Merricourt, and forecasted net benefits associated with additional load growth in the Lake Norden area in OTP’s South Dakota jurisdiction.

Revenues Recorded under Rate Riders

The following table presents revenue recorded by OTP under rate riders in place in Minnesota, North Dakota and South Dakota.

	Three Months Ended June 30,		Six Months Ended June 30,
Rate Rider (in thousands)	2019	2018	2019	2018
Minnesota
Conservation Improvement Program Costs and Incentives[1]	$2,618	$2,368	$4,770	$4,884
Renewable Resource Recovery	1,317	659	2,633	1,184
Transmission Cost Recovery	(56)	(458)	585	(487)
Environmental Cost Recovery	-	(18)	(1)	(49)
North Dakota
Transmission Cost Recovery	874	1,165	2,646	3,227
Renewable Resource Adjustment	(93)	2,079	636	4,046
Environmental Cost Recovery	(12)	1,830	563	3,651
Generation Cost Recovery	222	-	470	-
South Dakota
Transmission Cost Recovery	371	250	844	786
Conservation Improvement Program Costs and Incentives	96	122	340	351
Environmental Cost Recovery	(23)	515	(27)	1,035
Total	$5,314	$8,512	$13,459	$18,628
[1]Includes MNCIP costs recovered in base rates.

Rate Rider Updates

The following table provides summary information on the status of updates since January 1, 2017 for the rate riders described above:

Rate Rider	R - Request Date A - Approval Date		Effective Date Requested or Approved	Annual Revenue ($000s)	Rate
Minnesota
Conservation Improvement Program
2018 Incentive and Cost Recovery	R –	April 1, 2019	October 1, 2019	$11,926	$0.00710	/kwh
2017 Incentive and Cost Recovery	A –	October 4, 2018	November 1, 2018	$10,283	$0.00600	/kwh
2016 Incentive and Cost Recovery	A –	September 15, 2017	October 1, 2017	$9,868	$0.00536	/kwh
Transmission Cost Recovery
2018 Annual Update–Scenario A	R –	November 30, 2018	June 1, 2019	$6,475	Various
–Scenario B				$2,708	Various
2017 Rate Reset	A –	October 30, 2017	November 1, 2017	$(3,311)	Various
Environmental Cost Recovery
2018 Annual Update	A –	November 29, 2018	December 1, 2018	$-	0%	of base
2017 Rate Reset	A –	October 30, 2017	November 1, 2017	$(1,943)	-0.935%	of base
Renewable Resource Adjustment
2019 Annual Update	R –	June 21, 2019	November 1, 2019	$12,571	$0.00469	/kwh
2018 Annual Update	A –	August 29, 2018	November 1, 2018	$5,886	$0.00219	/kwh
2017 Rate Reset	A –	October 30, 2017	November 1, 2017	$1,279	$0.00049	/kwh
North Dakota
Renewable Resource Adjustment
2019 Annual Update	A –	May 1, 2019	June 1, 2019	$(235)	-0.224%	of base
2018 Rate Reset for effect of TCJA	A –	February 27, 2018	March 1, 2018	$9,650	7.493%	of base
2017 Rate Reset	A –	December 20, 2017	January 1, 2018	$9,989	7.756%	of base
Transmission Cost Recovery
2018 Supplemental Update	A –	December 6, 2018	February 1, 2019	$4,801	Various
2018 Rate Reset for effect of TCJA	A –	February 27, 2018	March 1, 2018	$7,469	Various
2017 Annual Update	A –	November 29, 2017	January 1, 2018	$7,959	Various
Environmental Cost Recovery
2018 Update	A –	December 19, 2018	February 1, 2019	$(378)	-0.310%	of base
2018 Rate Reset for effect of TCJA	A –	February 27, 2018	March 1, 2018	$7,718	5.593%	of base
2017 Rate Reset	A –	December 20, 2017	January 1, 2018	$8,537	6.629%	of base
Generation Cost Recovery
2019 Initial Request	A –	May 15, 2019	July 1, 2019	$2,720	2.547%	of base
South Dakota
Transmission Cost Recovery
2019 Rate Reset	R –	July 31, 2019	October 1, 2019	$2,050	Various
2019 Annual Update	A –	February 20, 2019	March 1, 2019	$1,638	Various
2018 Interim Rate Reset	A –	October 18, 2018	October 18, 2018	$1,171	Various
2017 Annual Update	A –	February 28, 2018	March 1, 2018	$1,779	Various
2016 Annual Update	A –	February 17, 2017	March 1, 2017	$2,053	Various
Environmental Cost Recovery
2018 Interim Rate Reset	A –	October 18, 2018	October 18, 2018	$(189)	-$0.00075	/kwh
2017 Annual Update	A –	October 13, 2017	November 1, 2017	$2,082	$0.00483	/kwh
Phase-In Rate Plan
2019 Initial Request	R –	May 31, 2019	September 1, 2019	$1,027	3.942%	of base

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

The MPUC required regulated utilities providing service in Minnesota to make filings by February 15, 2018. On August 9, 2018 the MPUC determined the impacts of the TCJA as calculated, including amortization of excess accumulated deferred income taxes, should be refunded and rates should be adjusted going forward to account for the impacts of the TCJA. On December 5, 2018 the MPUC issued its final order related to the TCJA docket directing OTP to return to ratepayers, in a one-time refund, the TCJA-related savings accrued prior to the refund effective date. OTP must amortize its protected excess accumulated deferred income taxes (ADIT) as early as U.S. Internal Revenue Service provisions allow and amortize its unprotected excess ADIT over ten years. OTP was instructed to use its 2017 year-end ADIT balance to calculate its excess ADIT balance. The order also directs OTP to use these savings to reduce customers’ base rates prospectively—allocating the savings to customers in proportion to the size of each customer’s bill, or to each customer class in proportion to the class’s size. New rates reflecting the reduction in revenue requirements related to the TCJA tax rate reduction went into effect June 1, 2019. As of June 30, 2019, the accrued refund liability related to the tax rate reduction was $11.5 million for Minnesota customers. A one-time refund to Minnesota customers of $11.5 million in excess amounts billed from January 2018 through May 2019 will occur in August 2019.

As described above, OTP’s recent general rate cases in North Dakota and South Dakota reflected the impact of the TCJA in interim rates. OTP accrued refund liabilities for the time periods during which revenues were collected under rates set to recover higher levels of federal income taxes than OTP incurred under the lower federal tax rates in the TCJA. The North Dakota liability of $0.8 million as of March 31, 2019 for amounts collected reflecting the higher tax rates under interim rates in effect in January and February 2018 was refunded with the interim rate refund in April 2019.

As of June 30, 2019, accrued refund liabilities related to the tax rate reduction were $0.2 million for FERC jurisdictional rates. As of March 15, 2018, the FERC granted the request for waiver from a group of MISO transmission operators (including OTP) to revise inputs to their projected net revenue requirements for the 2018 rate year to reflect recent tax law changes.

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

Based on the probable reduction by the FERC in the ROE component of the MISO Tariff, OTP had a $2.7 million liability on its balance sheet as of December 31, 2016, representing OTP’s best estimate of the refund obligations that would arise, net of amounts that would be subject to recovery under state jurisdictional TCR riders, based on a reduced ROE. MISO processed the refund for the FERC-ordered reduction in the MISO Tariff allowed ROE for the first 15-month refund period in its February and June 2017 billings. The refund, in combination with a decision in the 2016 Minnesota general rate case that affected the Minnesota TCR rider, resulted in a reduction in OTP’s accrued MISO Tariff ROE refund liability from $2.7 million on December 31, 2016 to $1.6 million as of June 30, 2019.

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

OTP believes its estimated accrued MISO Tariff ROE refund liability of $1.6 million as of June 30, 2019 related to the second MISO tariff ROE complaint is appropriate.

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

	June 30, 2019			Remaining Recovery/
(in thousands)	Current	Long-Term	Total	Refund Period (months)
Regulatory Assets:
Prior Service Costs and Actuarial Losses on Pensions and Other Postretirement Benefits[1]	$6,355	$115,246	$121,601	see below
Accumulated ARO Accretion/Depreciation Adjustment[1]	-	7,436	7,436	asset lives
Conservation Improvement Program Costs and Incentives[2]	1,861	4,659	6,520	27
Minnesota Transmission Cost Recovery Rider Accrued Revenues[2]	2,637	-	2,637	12
Deferred Marked-to-Market Losses[1]	1,202	372	1,574	18
Nonservice Costs Components of Postretirement Benefits Capitalized for Ratemaking Purposes and Subject to Deferred Recovery[1]	-	1,359	1,359	asset lives
Big Stone II Unrecovered Project Costs – Minnesota[1]	698	590	1,288	22
Debt Reacquisition Premiums[1]	203	649	852	159
Deferred Income Taxes[1]	-	701	701	asset lives
North Dakota Generation Cost Recovery Rider Accrued Revenues[2]	470	-	470	12
South Dakota Deferred Rate Case Expenses Subject to Recovery[1]	455	-	455	12
Big Stone II Unrecovered Project Costs – South Dakota[1]	116	263	379	39
North Dakota Deferred Rate Case Expenses Subject to Recovery[1]	377	-	377	12
MISO Schedule 26/26A Transmission Cost Recovery Rider True-up1	120	222	342	30
Minnesota SPP Transmission Cost Recovery Tracker[1]	-	148	148	see below
Deferred Lease Expenses[1]	-	47	47	45
Minnesota Environmental Cost Recovery Rider Accrued Revenues[2]	4	-	4	12
Minnesota Renewable Resource Recovery Rider Accrued Revenues[2]	3	-	3	12
Total Regulatory Assets	$14,501	$131,692	$146,193
Regulatory Liabilities:
Deferred Income Taxes	$-	$140,226	$140,226	asset lives
Accumulated Reserve for Estimated Removal Costs – Net of Salvage	-	83,977	83,977	asset lives
Refundable Fuel Clause Adjustment Revenues – Minnesota	5,087	-	5,087	12
Refundable Fuel Clause Adjustment Revenues – North Dakota	1,676	-	1,676	12
North Dakota Renewable Resource Recovery Rider Accrued Refund	725	-	725	12
North Dakota Environmental Cost Recovery Rider Accrued Refund	614	-	614	12
North Dakota Transmission Cost Recovery Rider Accrued Refund	391	-	391	12
Revenue for Rate Case Expenses Subject to Refund – Minnesota	-	284	284	see below
MISO Schedule 26/26A Transmission Cost Recovery Rider True-up	94	93	187	18
South Dakota Transmission Cost Recovery Rider Accrued Refund	146	-	146	12
Refundable Fuel Clause Adjustment Revenues – South Dakota	130	-	130	12
South Dakota Environmental Cost Recovery Rider Accrued Refund	45	-	45	12
Minnesota Energy Intensive Trade Exposed Rider Accrued Refund	45	-	45	4
Other	6	75	81	174
Total Regulatory Liabilities	$8,959	$224,655	$233,614
Net Regulatory Asset/(Liability) Position	$5,542	$(92,963)	$(87,421)
[1]Costs subject to recovery without a rate of return. [2]Amount eligible for recovery under an alternative revenue program which includes an incentive or rate of return.

	December 31, 2018			Remaining Recovery/
(in thousands)	Current	Long-Term	Total	Refund Period (months)
Regulatory Assets:
Prior Service Costs and Actuarial Losses on Pensions and Other Postretirement Benefits[1]	$6,346	$118,433	$124,779	see below
Accumulated ARO Accretion/Depreciation Adjustment[1]	-	7,169	7,169	asset lives
Conservation Improvement Program Costs and Incentives[2]	5,995	3,285	9,280	21
Minnesota Transmission Cost Recovery Rider Accrued Revenues[2]	444	-	444	12
Deferred Marked-to-Market Losses[1]	1,661	743	2,404	24
Nonservice Costs Components of Postretirement Benefits Capitalized for Ratemaking Purposes and Subject to Deferred Recovery[1]	-	986	986	asset lives
Big Stone II Unrecovered Project Costs – Minnesota[1]	681	947	1,628	28
Debt Reacquisition Premiums[1]	207	753	960	165
Deferred Income Taxes[1]	-	2,423	2,423	asset lives
South Dakota Deferred Rate Case Expenses Subject to Recovery[1]	178	-	178	12
Big Stone II Unrecovered Project Costs – South Dakota[1]	100	342	442	53
North Dakota Deferred Rate Case Expenses Subject to Recovery[1]	455	-	455	12
MISO Schedule 26/26A Transmission Cost Recovery Rider True-up1	240	-	240	12
Minnesota SPP Transmission Cost Recovery Tracker[1]	-	176	176	see below
Minnesota Environmental Cost Recovery Rider Accrued Revenues[2]	121	-	121	12
Minnesota Renewable Resource Recovery Rider Accrued Revenues[2]	452	-	452	12
Minnesota Energy Intensive Trade Exposed Rider Accrued Revenues[1]	328	-	328	4
North Dakota Environmental Cost Recovery Rider Accrued Revenues[2]	17	-	17	12
Total Regulatory Assets	$17,225	$135,257	$152,482
Regulatory Liabilities:
Deferred Income Taxes	$-	$142,779	$142,779	asset lives
Accumulated Reserve for Estimated Removal Costs – Net of Salvage	-	83,229	83,229	asset lives
North Dakota Renewable Resource Recovery Rider Accrued Refund	177	-	177	12
North Dakota Transmission Cost Recovery Rider Accrued Refund	60	-	60	12
Revenue for Rate Case Expenses Subject to Refund – Minnesota	-	166	166	see below
MISO Schedule 26/26A Transmission Cost Recovery Rider True-up	-	187	187	24
South Dakota Transmission Cost Recovery Rider Accrued Refund	168	-	168	12
South Dakota Environmental Cost Recovery Rider Accrued Refund	207	-	207	12
Refundable Fuel Clause Adjustment Revenues	121	-	121	12
Other	5	108	113	180
Total Regulatory Liabilities	$738	$226,469	$227,207
Net Regulatory Asset/(Liability) Position	$16,487	$(91,212)	$(74,725)
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

The Minnesota Transmission Cost Recovery Rider Accrued Revenues relate to revenues earned on qualifying transmission system facilities and operating costs incurred to serve Minnesota customers that are recoverable from Minnesota customers as of June 30, 2019.

All Deferred Marked-to-Market Losses recorded as of June 30, 2019 relate to forward purchases of energy scheduled for delivery through December 2020.

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

Debt Reacquisition Premiums are being recovered from OTP customers over the remaining original lives of the reacquired debt issues, the longest of which is 159 months.

The regulatory asset and liability related to Deferred Income Taxes results from changes in statutory tax rates accounted for in accordance with ASC Topic 740, Income Taxes.

North Dakota Generation Cost Recovery (NDGCR) Rider Accrued Revenues relate to revenues earned on the North Dakota share of OTP’s investment in Astoria Station, a natural gas-fired combustion turbine generation facility under construction near Astoria, South Dakota. The June 30, 2019 balance represents amounts subject to recovery from North Dakota customers that have not been billed to North Dakota customers.

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

The Minnesota SPP Transmission Cost Recovery Tracker regulatory asset relates to costs incurred to serve Minnesota customers that are subject to recovery but that have not been billed to Minnesota customers as of June 30, 2019.

Deferred Lease Expenses: Under ASC 842 accounting rules, for leases with scheduled escalating payments, rent expense is required to be recognized on a straight-line basis over the life of the lease based on the sum of those payments. Rate-regulated entities are generally only allowed to recover the amount of actual cash payments on leases and FERC accounting rules require that rent expense be recognized on the basis of cash payments. The balance in the deferred lease expense regulatory asset account on June 30, 2019 represents operating lease right of use asset cumulative amortization and interest costs in excess of cumulative lease payments that are subject to recovery in future periods under regulatory accounting treatment as cash payments are rendered.

The Minnesota Environmental Cost Recovery Rider Accrued Revenues relate to revenues earned on the Minnesota share of OTP’s investment in the Big Stone Plant AQCS project that are recoverable from Minnesota customers as of June 30, 2019.

The Minnesota Renewable Resource Recovery Rider Accrued Revenues relate to revenues earned on qualifying renewable resource costs incurred to serve Minnesota customers that are recoverable from Minnesota customers as of June 30, 2019. Currently, the rider is only being used to recover the amount of federal PTCs generated by OTP’s wind farms that were transferred from inclusion in the rider and applied as a reduction in revenue requirements to Minnesota base rates. Subsequent to applying the PTCs to base rates the PTCs expired. The Minnesota RRA rider is now being used to recover the shortfall in base rates related to the expiration of the PTCs. Recovery will continue through the rider until interim or revised base rates are established in connection with OTP’s next Minnesota rate case.

Minnesota Energy Intensive Trade Exposed Rider Accrued Revenues relate to revenues recorded for fuel and purchased power costs reductions provided to customers in energy intensive trade exposed industries that are subject to recovery from other Minnesota customers.

North Dakota Environmental Cost Recovery Rider Accrued Revenues relate to revenues earned on the North Dakota share of OTP’s investments in the Big Stone Plant AQCS and Hoot Lake Plant MATS projects and for reagent and emission allowances costs that were recoverable from North Dakota customers as of December 31, 2018.

The Accumulated Reserve for Estimated Removal Costs – Net of Salvage is reduced as actual removal costs, net of salvage revenues, are incurred.

North Dakota Renewable Resource Recovery Rider Accrued Refund relates to amounts collected for qualifying renewable resource costs incurred to serve North Dakota customers that are refundable to North Dakota customers as of June 30, 2019.

The North Dakota Environmental Cost Recovery Rider Accrued Refund relates to amounts collected on the North Dakota share of OTP’s investments in the Big Stone Plant AQCS and Hoot Lake Plant MATS projects that are refundable to North Dakota customers as of June 30, 2019. Effective February 1, 2019 these rate base investments are being recovered under general rates and the rider was zeroed out except for an overcollection balance that is being refunded to North Dakota ratepayers through the rider.

The North Dakota Transmission Cost Recovery Rider Accrued Refund relates to amounts collected for qualifying transmission system facilities and operating costs incurred to serve North Dakota customers that are refundable to North Dakota customers as of June 30, 2019.

Revenue for Rate Case Expenses Subject to Refund – Minnesota relates to revenues collected under general rates to recover costs related to prior rate case proceedings in excess of the actual costs incurred.

The South Dakota Transmission Cost Recovery Rider Accrued Refund relates to amounts collected for qualifying transmission system facilities and operating costs incurred to serve South Dakota customers that are refundable to South Dakota customers as of June 30, 2019.

The South Dakota Environmental Cost Recovery Rider Accrued Refund relates to amounts collected on the South Dakota share of OTP’s investments in the Big Stone Plant AQCS and Hoot Lake Plant MATS projects that are refundable to South Dakota customers as of June 30, 2019.

The Minnesota Energy Intensive Trade Exposed Rider Accrued Refund relates to over-collected amounts from Minnesota retail customers for fuel and purchased power costs reductions provided to customers in energy intensive trade exposed industries that are subject to refund to Minnesota customers.

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

Common Shares

Following is a reconciliation of the Company’s common shares outstanding from December 31, 2018 through June 30, 2019:

Common Shares Outstanding, December 31, 2018	39,664,884
Issuances:
Executive Stock Performance Awards (2016 shares earned)	102,198
Vesting of Restricted Stock Units	26,750
Restricted Stock Issued to Directors	15,700
Directors Deferred Compensation	594
Retirements:
Shares Withheld for Individual Income Tax Requirements	(55,224)
Common Shares Outstanding, June 30, 2019	39,754,902

Earnings Per Share

The numerator used in the calculation of both basic and diluted earnings per common share is net income for the three- and six-month periods ended June 30, 2019 and 2018. The denominator used in the calculation of basic earnings per common share is the weighted average number of common shares outstanding during the period excluding nonvested restricted shares granted to the Company’s directors, which are considered contingently returnable and not outstanding for the purpose of calculating basic earnings per share. The denominator used in the calculation of diluted earnings per common share is derived by adjusting basic shares outstanding for the items listed in the following reconciliations.

	Three Months ended June 30		Six Months ended June 30
	2019	2018	2019	2018
Weighted Average Common Shares Outstanding – Basic	39,712,036	39,605,717	39,684,679	39,578,296
Plus Outstanding Share Awards net of Share Reductions for Unrecognized Stock-Based Compensation Expense and Excess Tax Benefits:
Shares Expected to be Awarded for Stock Performance Awards Granted to Executive Officers based on Measurement Period-to-Date Performance	134,137	202,643	146,148	212,902
Underlying Shares Related to Nonvested Restricted Stock Units Granted to Employees	60,168	57,616	61,783	58,373
Nonvested Restricted Shares	9,657	10,733	15,790	19,188
Shares Expected to be Issued Under the Deferred Compensation Program for Directors	1,833	2,360	2,099	2,617
Total Dilutive Shares	205,795	273,352	225,820	293,080
Weighted Average Common Shares Outstanding – Diluted	39,917,831	39,879,069	39,910,499	39,871,376

The effect of dilutive shares on earnings per share for the three- and six-month periods ended June 30, 2019 and 2018, resulted in no differences greater than $0.01 between basic and diluted earnings per share in any period.

6. Share-Based Payments

Stock Incentive Awards

The following stock incentive awards were granted under the 2014 Stock Incentive Plan during the six-month period ended June 30, 2019:

Award	Grant-Date	Shares/Units Granted	Weighted Average Grant-Date Fair Value per Award	Vesting
Stock Performance Awards Granted:
Under Executive and Select Employee Agreements	February 13, 2019	47,800	$42.875	December 31, 2021
Under Legacy Agreement	February 13, 2019	7,800	$45.885	December 31, 2021
Restricted Stock Units Granted to Executive Officers	February 13, 2019	15,600	$49.6225	25% per year through February 6, 2023
Restricted Stock Units Granted to Key Employees	April 8, 2019	13,270	$44.45	100% on April 8, 2023
Restricted Stock Granted to Nonemployee Directors	April 8, 2019	15,700	$49.73	33% per year through April 8, 2022

The vesting of restricted stock units is accelerated in the event of a change in control, disability, death or retirement, subject to proration on retirement in certain cases. All restricted stock units granted to executive officers are eligible to receive dividend equivalent payments on all unvested awards over the awards respective vesting periods, subject to forfeiture under the terms of the restricted stock unit award agreements. The grant-date fair value of each restricted stock unit granted to an executive officer was the average of the high and low market price per share on the date of grant. The grant-date fair value of each restricted stock unit granted to a key employee that is not an executive officer was the average of the high and low market price per share on the date of grant, discounted for the value of the dividend exclusion on those restricted stock units over the respective vesting periods.

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

The restricted shares granted to the Company’s nonemployee directors are eligible for full dividend and voting rights. Restricted shares not vested and dividends on those restricted shares are subject to forfeiture under the terms of the restricted stock award agreements. The grant-date fair value of each restricted share was the average of the high and low market price per share on the date of grant.

The end of the period over which compensation expense is recognized for the above share-based awards for the individual grantees is the earlier of the indicated vesting period for the respective awards or the date the grantee becomes eligible for retirement as defined in their award agreement.

As of June 30, 2019, the remaining unrecognized compensation expense related to outstanding, unvested stock-based compensation was approximately $5.5 million (before income taxes) which will be amortized over a weighted-average period of 2.3 years.

Amounts of compensation expense recognized under the Company’s stock-based payment programs for the three and six-month periods ended June 30, 2019 and 2018 are presented in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Stock Performance Awards Granted to Executive Officers	$1,418	$668	$2,531	$1,319
Restricted Stock Units Granted to Executive Officers	383	173	810	422
Restricted Stock Granted to Executive Officers	-	-	-	16
Restricted Stock Granted to Nonemployee Directors	204	165	369	331
Restricted Stock Units Granted to Key Employees	143	101	234	165
Totals	$2,148	$1,107	$3,944	$2,253

In July 2019 the Company reinstituted a 15% employee discount under its employee stock purchase plan. The Company estimates the discount will not have a material impact on annual stock-based payment expenses.

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

Both the Company and OTP credit agreements contain restrictions on the payment of cash dividends upon a default or event of default. An event of default would be considered to have occurred if the Company did not meet certain financial covenants. As of June 30, 2019, the Company was in compliance with these financial covenants.

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

The MPUC indirectly limits the amount of dividends OTP can pay to the Company by requiring an equity-to-total-capitalization ratio between 47.9% and 58.5% based on OTP’s 2018 capital structure petition effective by order of the MPUC on October 18, 2018. As of June 30, 2019, OTP’s equity-to-total-capitalization ratio including short-term debt was 52.8% and its net assets restricted from distribution totaled approximately $490 million.

On May 1, 2019 OTP filed a petition for approval of an equity-to-total capitalization ratio between 46.0% and 56.2% with total capitalization not to exceed $1,331,302,000 in its 2019 capital structure filing. OTP’s 2019 capital structure petition was approved and effective by order of the MPUC on July 19, 2019.

8. Leases

The Company adopted ASU 2016-02 and related updates (ASC Topic 842), which replaced previous lease accounting guidance, on January 1, 2019, using the modified retrospective method of adoption. As a result, prior periods have not been restated. ASC Topic 842 requires lessees to record assets and liabilities on the balance sheet for all leases with terms longer than 12 months. Adoption of the standard resulted in the recognition of net lease assets and lease liabilities of$20 million on January 1, 2019. The adoption of the new standard did not have a material effect on the Company’s consolidated statements of income or cash flows. In addition, the adoption did not have a material impact on the Company’s liquidity or the Company’s covenant compliance under its current debt agreements.

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

The Company enters into leases for coal rail cars, warehouse and office space, land and certain office, manufacturing and material handling equipment under varying terms and conditions. The lengths of the leases vary from less than 1 year to approximately 10 years. If a lease contains an option to extend and there is reasonable certainty the option will be exercised, the option is considered in the lease term at inception. None of these leases met the criteria to be classified as financing leases. Of the operating leases in place on January 1, 2019, 50 were capitalized as right-of-use assets and the remainder were month-to-month leases with no long-term obligations.

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

The breakdown of right-of-use assets and lease liabilities as of June 30, 2019 by business segment is provided in the following table.

(in thousands)	Electric	Manufacturing	Plastics	Corporate	Total
Right of Use Assets – Operating Leases:
Gross	$3,586	$16,630	$666	$769	$21,651
Accumulated Amortization	(526)	(1,393)	(195)	(64)	(2,178)
Net of Accumulated Amortization	$3,060	$15,237	$471	$705	$19,473
Obligations:
Current Operating Lease Liabilities	$975	$2,303	$353	$153	$3,784
Long-Term Operating Lease Liabilities	2,336	13,019	118	611	16,084
Total Lease Liabilities	$3,311	$15,322	$471	$764	$19,868

The amounts of the Company’s right-of-use operating lease obligations for each of the five years in the period 2019 through 2023 and in aggregate for the years beyond 2023 are presented in the following table, including obligations under lease agreements that had not commenced as of June 30, 2019.

	Right-of-Use Operating Leases
(in thousands)	OTP	Nonelectric	Total
2019	$570	$2,055	$2,625
2020	1,115	3,872	4,987
2021	1,100	3,600	4,700
2022	207	3,465	3,672
2023	196	3,174	3,370
Beyond 2023	447	8,022	8,469
Total Minimum Obligations	$3,635	$24,188	$27,823
Interest Component of Obligations	(314)	(4,115)	(4,429)
Present Value of Leases Commencing after June 30, 2019	(10)	(3,516)	(3,526)
Present Value of Minimum Obligations, June 30, 2019	$3,311	$16,557	$19,868

The Company’s total minimum lease obligations reported in the table above includes obligations for a 10-year lease of a warehouse by T.O. Plastics entered into in 2018 and commencing in July 2019 and a 15-year lease for land on which OTP plans to construct a small solar-electric project with a one-time payment to be made at commencement of the lease in July 2019.

The weighted-average remaining lease term for the Company’s outstanding lease liabilities is 5.8 years and the weighted-average discount rate is 5.0%.

A reconciliation of the Company’s operating lease obligations on adoption of ASC Topic 842 on January 1, 2019 and its operating lease obligations on June 30, 2019 is provided in the table below.

(in thousands)	OTP	Nonelectric	Total
Operating Lease Obligations, January 1, 2019	$3,609	$16,760	$20,369
Non-cash Acquisition of Right-of-Use Assets	167	1,725	1,892
Lease Modifications	-	(1,366)	(1,366)
Lease Obligation Payments	(551)	(992)	(1,543)
Interest Component of Lease Obligation Payment	86	430	516
Operating Lease Obligations, June 30, 2019	$3,311	$16,557	$19,868

The lease modifications in the above table relate to reductions in future minimum lease obligations on several units of leased equipment at BTD.

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

The allocation of right-of-use asset and variable lease costs, including non-cash costs related to straight-line amortization of escalating lease payments, for the three- and six-month periods ending June 30, 2019 is presented in the following table.

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	Operating Lease Cost	Variable Lease Cost	Total Lease Cost	Operating Lease Cost	Variable Lease Cost	Total Lease Cost
Plant in Service or CWIP	$11	$-	$11	$20	$-	$20
Inventory	238	-	238	463	-	463
Cost of Products Sold	943	45	988	1,979	72	2,051
Electric Operation and Maintenance Expenses	64	-	64	130	-	130
Other Nonelectric Expenses	51	1	52	105	1	106
Total	1,307	$46	$1,353	$2,697	$73	$2,770

9. Commitments and Contingencies

Construction and Other Purchase Commitments

At June 30, 2019 OTP had commitments under contracts, including its share of construction program commitments and other nonlease commitments, extending into 2021 of approximately $77.3 million. At December 31, 2018 OTP had commitments under contracts, including its share of construction program commitments and other nonlease commitments, extending into 2021 of approximately $64.5 million. At June 30, 2019 T.O. Plastics had commitments for the purchase of resin through December 31, 2021 of approximately $4.1 million. At December 31, 2018 T.O. Plastics had commitments for the purchase of resin through December 31, 2021 of approximately $5.0 million.

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

OTP Land Easements

OTP has commitments to make future payments for land easements not classified as leases, extending into 2034 of approximately $10.5 million.

Contingencies

OTP had a $1.6 million refund liability on its balance sheet as of June 30, 2019 representing its best estimate of the refund obligations that would arise, net of amounts that would be subject to recovery under state jurisdictional TCR riders, based on the likelihood of the FERC reducing the ROE component of the MISO Tariff and ordering MISO to refund amounts charged in excess of the lower rate. As discussed in note 3 in greater detail, OTP believes its estimated accrued refund liability is appropriate based on the current facts and circumstances and is awaiting further action by the FERC before determining if a change in this estimate will be needed.

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

On August 21, 2018 the EPA proposed a replacement for the Clean Power Plan -- the Affordable Clean Energy (ACE) Rule. Among other things, the proposed ACE Rule identifies a list of “candidate technologies” for improving a plant’s heat rate and proposes that physical or operational changes to a power plant would not be a “major modification” triggering extensive New Source Review, if the change does increase hourly emissions. On June 19, 2019 the EPA released the final version of the ACE Rule, which will be effective on September 6, 2019. The final ACE Rule establishes guidelines for states to use in developing plans to address greenhouse gas emissions from existing coal-fired power plants and was finalized in conjunction with two related but separate and distinct rulemakings, which include repealing the Clean Power Plan and providing revisions to state implementation plan guidance. The ACE Rule establishes heat rate improvements, or efficiency improvements, as the best system of emissions reduction for carbon dioxide from existing coal-fired generation units. Heat rate is a measure of the amount of energy required to generate a unit of electricity. States will establish unit-specific standards of performance that reflect the emission limitation achievable through certain candidate heat-rate improvement technologies. The final ACE Rule did not include any final action regarding New Source Review. The EPA intends to address the proposed New Source Rule reforms in a separate final action.

Other

The Company is a party to litigation and regulatory enforcement matters arising in the normal course of business. The Company regularly analyzes current information and, as necessary, provides accruals for liabilities that are probable of occurring and that can be reasonably estimated. The Company believes the effect on its consolidated results of operations, financial position and cash flows, if any, for the disposition of all matters pending as of June 30, 2019 will not be material.

10. Short-Term and Long-Term Borrowings

The following table presents the status of the Company’s lines of credit as of June 30, 2019 and December 31, 2018:

(in thousands)	Line Limit	In Use on June 30, 2019	Restricted due to Outstanding Letters of Credit	Available on June 30, 2019	Available on December 31, 2018
Otter Tail Corporation Credit Agreement	$130,000	$13,801	$-	$116,199	$120,785
OTP Credit Agreement	170,000	22,801	8,766	138,433	160,316
Total	$300,000	$36,602	$8,766	$254,632	$281,101

The following tables provide a breakdown of the assignment of the Company’s consolidated short-term and long-term debt outstanding as of June 30, 2019 and December 31, 2018:

June 30, 2019 (in thousands)	OTP	Otter Tail Corporation	Otter Tail Corporation Consolidated
Short-Term Debt	$22,801	$13,801	$36,602
Long-Term Debt:
3.55% Guaranteed Senior Notes, due December 15, 2026		$80,000	$80,000
Senior Unsecured Notes 4.63%, due December 1, 2021	$140,000		140,000
Senior Unsecured Notes 6.15%, Series B, due August 20, 2022	30,000		30,000
Senior Unsecured Notes 6.37%, Series C, due August 20, 2027	42,000		42,000
Senior Unsecured Notes 4.68%, Series A, due February 27, 2029	60,000		60,000
Senior Unsecured Notes 6.47%, Series D, due August 20, 2037	50,000		50,000
Senior Unsecured Notes 5.47%, Series B, due February 27, 2044	90,000		90,000
Senior Unsecured Notes 4.07%, Series 2018A, due February 7, 2048	100,000		100,000
PACE Note, 2.54%, due March 18, 2021		438	438
Total	$512,000	$80,438	$592,438
Less: Current Maturities net of Unamortized Debt Issuance Costs	-	177	177
Unamortized Long-Term Debt Issuance Costs	1,816	382	2,198
Total Long-Term Debt net of Unamortized Debt Issuance Costs	$510,184	$79,879	$590,063
Total Short-Term and Long-Term Debt (with current maturities)	$532,985	$93,857	$626,842

December 31, 2018 (in thousands)	OTP	Otter Tail Corporation	Otter Tail Corporation Consolidated
Short-Term Debt	$9,384	$9,215	$18,599
Long-Term Debt:
3.55% Guaranteed Senior Notes, due December 15, 2026		$80,000	$80,000
Senior Unsecured Notes 4.63%, due December 1, 2021	$140,000		140,000
Senior Unsecured Notes 6.15%, Series B, due August 20, 2022	30,000		30,000
Senior Unsecured Notes 6.37%, Series C, due August 20, 2027	42,000		42,000
Senior Unsecured Notes 4.68%, Series A, due February 27, 2029	60,000		60,000
Senior Unsecured Notes 6.47%, Series D, due August 20, 2037	50,000		50,000
Senior Unsecured Notes 5.47%, Series B, due February 27, 2044	90,000		90,000
Senior Unsecured Notes 4.07%, Series 2018A, due February 7, 2048	100,000		100,000
PACE Note, 2.54%, due March 18, 2021		523	523
Total	$512,000	$80,523	$592,523
Less: Current Maturities net of Unamortized Debt Issuance Costs	-	172	172
Unamortized Long-Term Debt Issuance Costs	1,942	407	2,349
Total Long-Term Debt net of Unamortized Debt Issuance Costs	$510,058	$79,944	$590,002
Total Short-Term and Long-Term Debt (with current maturities)	$519,442	$89,331	$608,773

11. Pension Plan and Other Postretirement Benefits

Pension Plan—Components of net periodic pension benefit cost of the Company's noncontributory funded pension plan are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Service Cost—Benefit Earned During the Period	$1,373	$1,615	2,746	$3,230
Interest Cost on Projected Benefit Obligation	3,603	3,363	7,206	6,726
Expected Return on Assets	(5,324)	(5,299)	(10,649)	(10,599)
Amortization of Prior-Service Cost:
From Regulatory Asset	2	4	3	8
From Other Comprehensive Income[1]	2	-	4	-
Amortization of Net Actuarial Loss:
From Regulatory Asset	1,162	1,783	2,325	3,567
From Other Comprehensive Income[1]	26	47	53	91
Net Periodic Pension Cost[2]	$844	$1,513	$1,688	$3,023
[1]Corporate cost included in nonservice cost components of postretirement benefits.
[2]Allocation of Costs:
Costs included in OTP capital expenditures	$336	$379	$726	$707
Service costs included in electric operation and maintenance expenses	1,004	1,195	1,954	2,442
Service costs included in other nonelectric expenses	33	40	66	80
Nonservice costs capitalized as regulatory assets	(130)	(24)	(280)	(45)
Nonservice costs included in nonservice cost components of postretirement benefits	(399)	(77)	(778)	(161)

Cash flows—The Company had no minimum funding requirement as of December 31, 2018 but made a discretionary plan contribution of $10 million in January 2019.

Executive Survivor and Supplemental Retirement Plan—Components of net periodic pension benefit cost of the Company’s unfunded, nonqualified benefit plan for executive officers and certain key management employees are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Service Cost—Benefit Earned During the Period	$104	$100	$209	$200
Interest Cost on Projected Benefit Obligation	434	399	868	798
Amortization of Prior-Service Cost:
From Regulatory Asset	1	4	2	8
From Other Comprehensive Income[1]	4	9	8	19
Amortization of Net Actuarial Loss:
From Regulatory Asset	31	67	62	134
From Other Comprehensive Income[1]	88	165	175	330
Net Periodic Pension Cost[2]	$662	$744	$1,324	$1,489
[1]Amortization of prior service costs and net actuarial losses from other comprehensive income are included in nonservice cost components of postretirement benefits.
[2]Allocation of Costs:
Service costs included in electric operation and maintenance expenses	$26	$25	$52	$50
Service costs included in other nonelectric expenses	78	75	157	150
Nonservice costs included in nonservice cost components of postretirement benefits	558	644	1,115	1,289

Table of Conte
nts

Other Postretirement Benefits—Components of net periodic postretirement benefit cost for health insurance benefits for retired OTP and corporate employees, net of the effect of Medicare Part D Subsidy:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Service Cost—Benefit Earned During the Period	$322	$381	$643	$763
Interest Cost on Projected Benefit Obligation	772	646	1,542	1,291
Amortization of Net Actuarial Loss:
From Regulatory Asset	392	412	785	824
From Other Comprehensive Income[1]	9	11	19	21
Net Periodic Postretirement Benefit Cost[2]	$1,495	$1,450	$2,989	$2,899
Effect of Medicare Part D Subsidy	$(44)	$(36)	$(89)	$(73)
[1]Corporate cost included in nonservice cost components of postretirement benefits.
[2]Allocation of Costs:
Costs included in OTP capital expenditures	$79	$89	$170	$167
Service costs included in electric operation and maintenance expenses	235	283	458	577
Service costs included in other nonelectric expenses	8	9	15	19
Nonservice costs capitalized as regulatory assets	288	251	621	468
Nonservice costs included in nonservice cost components of postretirement benefits	885	818	1,725	1,668

12. Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash Equivalents—The carrying amount approximates fair value because of the short-term maturity of those instruments.

Short-Term Debt—The carrying amount approximates fair value because the debt obligations are short-term and the balances outstanding as of June 30, 2019 and December 31, 2018 related to the Otter Tail Corporation Credit Agreement and the OTP Credit Agreement were subject to variable interest rates of LIBOR plus 1.50% and LIBOR plus 1.25%, respectively, which approximate market rates.

Long-Term Debt including Current Maturities—The fair value of the Company's and OTP’s long-term debt is estimated based on the current market indications of rates available to the Company for the issuance of debt. The fair value measurements of the Company’s long-term debt issues fall into level 2 of the fair value hierarchy set forth in ASC 820.

	June 30, 2019		December 31, 2018
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and Cash Equivalents	$982	$982	$861	$861
Short-Term Debt	(36,602)	(36,602)	(18,599)	(18,599)
Long-Term Debt including Current Maturities	(590,240)	(631,747)	(590,174)	(601,513)

13. Property, Plant and Equipment

No update required for interim reporting period.

14. Income Tax Expense

The following table provides a reconciliation of income tax expense calculated at the net composite federal and state statutory rate on income before income taxes and income tax expense reported on the Company’s consolidated statements of income for the three- and six-month periods ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Income Before Income Taxes	$18,769	$21,750	$50,721	$51,759
Tax Computed at Company’s Net Composite Federal and State Statutory Rate (26%)	$4,879	$5,655	$13,187	$13,457
Decreases in Tax from:
Differences Reversing in Excess of Federal Rates	(774)	(1,025)	(1,757)	(2,098)
Excess Tax Deduction – Equity Method Stock Awards	-	-	(827)	(624)
Corporate Owned Life Insurance	(150)	(17)	(559)	(25)
North Dakota Wind Tax Credit Amortization – Net of Federal Taxes	(258)	(258)	(516)	(516)
Research and Development and Other Tax Credits	(187)	(180)	(375)	(360)
Allowance for Funds Used During Construction – Equity	(94)	(111)	(180)	(278)
Federal Production Tax Credits	-	(930)	-	(2,050)
Other Comprehensive Income Deferred Tax Rate Adjustment	-	-	-	(531)
Other Items – Net	(73)	(80)	(2)	(127)
Income Tax Expense	$3,343	$3,054	$8,971	$6,848
Effective Income Tax Rate	17.8%	14.0%	17.7%	13.2%

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

(in thousands)	2019	2018
Balance on January 1	$1,282	$684
Decreases Related to Tax Positions for Prior Years	-	-
Increases Related to Tax Positions for Current Year	75	72
Uncertain Positions Resolved During Year	(42)	(44)
Balance on June 30	$1,315	$712

The balance of unrecognized tax benefits as of June 30, 2019 would reduce the Company’s effective tax rate if recognized. The total amount of unrecognized tax benefits as of June 30, 2019 is not expected to change significantly within the next 12 months. The Company classifies interest and penalties on tax uncertainties as components of the provision for income taxes in its consolidated statement of income. There was no amount accrued for interest on tax uncertainties as of June 30, 2019.

The Company and its subsidiaries file a consolidated U.S. federal income tax return and various state income tax returns. As of August 1, 2019, with limited exceptions, the Company is no longer subject to examinations by taxing authorities for tax years prior to 2015 for federal, Minnesota and North Dakota income taxes.

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Following is an analysis of the operating results of Otter Tail Corporation (the Company, we, us and our) by business segment for the three and six months ended June 30, 2019 and 2018 followed by a discussion of changes in our consolidated financial position during the six months ended June 30, 2019 and our business outlook for the remainder of 2019.

Comparison of the Three Months Ended June 30, 2019 and 2018

Consolidated operating revenues were $229.2 million for the three months ended June 30, 2019 compared with
$226.3 million for the three months ended June 30, 2018. Operating income was $26.8 million for the three months ended June 30, 2019 compared with $30.1 million for the three months ended June 30, 2018. The Company recorded diluted earnings per share of $0.39 for the three months ended June 30, 2019 compared with $0.47 for the three months ended June 30, 2018.

Amounts presented in the segment tables that follow for operating revenues, cost of products sold and other nonelectric operating expenses for the three-month periods ended June 30, 2019 and 2018 will not agree with amounts presented in the consolidated statements of income due to the elimination of intersegment transactions. The amounts of intersegment eliminations by income statement line item are listed below:

Intersegment Eliminations (in thousands)	June 30, 2019	June 30, 2018
Operating Revenues:
Electric	$14	$6
Nonelectric	(1)	1
Costs of Products Sold	3	2
Other Nonelectric Expenses	10	5

Electric

	Three Months Ended
	June 30,			%
(in thousands)	2019	2018	Change	Change
Retail Sales Revenues from Contracts with Customers	$87,976	$89,400	$(1,424)	(1.6)
Changes in Accrued Revenues under Alternative Revenue Programs	369	(1,565)	1,934	123.6
Total Retail Sales Revenue	$88,345	$87,835	$510	0.6
Transmission Services Revenue	11,469	11,313	156	1.4
Wholesale Revenues – Company Generation	941	2,539	(1,598)	(62.9)
Other Revenues	1,489	2,038	(549)	(26.9)
Total Operating Revenues	$102,244	$103,725	$(1,481)	(1.4)
Production Fuel	8,296	15,888	(7,592)	(47.8)
Purchased Power – System Use	19,633	14,402	5,231	36.3
Electric Operation and Maintenance Expenses	39,856	37,741	2,115	5.6
Depreciation and Amortization	15,082	13,979	1,103	7.9
Property Taxes	3,900	3,273	627	19.2
Operating Income	$15,477	$18,442	$(2,965)	(16.1)
Electric Megawatt-hour (mwh) Sales
Retail mwh Sales	1,088,052	1,136,326	(48,274)	(4.2)
Wholesale mwh Sales – Company Generation	42,805	95,475	(52,670)	(55.2)
Heating Degree Days	580	675	(95)	(14.1)
Cooling Degree Days	104	228	(124)	(54.4)

The following table shows heating and cooling degree days as a percent of normal:

	Three Months ended June 30,
	2019	2018
Heating Degree Days	112.6%	133.7%
Cooling Degree Days	95.4%	221.4%

The following table summarizes the estimated effect on diluted earnings per share of the difference in retail kilowatt-hour (kwh) sales under actual weather conditions and expected retail kwh sales under normal weather conditions in the second quarters of 2019 and 2018 and between quarters:

	2019 vs Normal	2018 vs Normal	2019 vs 2018
Effect on Diluted Earnings Per Share	$0.01	$0.04	$(0.03)

The $0.5 million increase in retail sales revenue includes:

●

A $1.1 million increase in Minnesota retail revenue due to lower provisions for Tax Cuts and Jobs Act (TCJA) refunds.The effect of lower tax expense recovery requirements was rolled into Minnesota base rates beginning in June 2019.

●

A $1.0 million increase in transmission cost recovery revenues, in large part due to the recovery of investment and operating costs of the Big Stone South-Ellendale 345-kilovolt transmission line energized on February 6, 2019.

●	A $0.7 million increase in South Dakota revenues related to an interim rate increase that went into effect on October 18, 2018.

●

A $0.7 million increase in Minnesota Renewable Rider revenues due to increased cost recovery requirements resulting from the expiration of federal Production Tax Credits (PTCs) in November 2018 on a company-owned wind farm.

●	A $0.3 million increase in Minnesota Conservation Improvement Program (MNCIP) cost recovery revenues due to an increase in MNCIP recoverable expenditures in the second quarter of 2019.

●

A $0.2 million increase in accrued revenue related to the establishment of a generation cost recovery rider in North Dakota (the NDGCR rider) to provide for a return on funds invested in building Astoria Station during its construction phase. The NDGCR rider will be included in North Dakota customer billings beginning in July 2019.

partially offset by:

●

A $1.9 million decrease in retail revenues related to decreased consumption due to milder weather in the second quarter of 2019 compared to warmer than normal weather in May and June of 2018 reflected in a 54.4% decrease in cooling degree days between quarters, and colder weather in April of 2018 reflected in a 14.1% decrease in heating degree days between quarters.

●	A $0.8 million reduction in retail revenue due to decreased kwh sales, primarily to commercial and industrial customers, exclusive of the weather-related decrease in retail kwh sales.

●	A $0.7 million decrease in retail revenue related to the recovery of decreased fuel and purchased power costs mainly related to the 4.2% decrease in retail kwh sales.

Wholesale electric revenues decreased $1.6 million due to fewer opportunities for wholesale sales as OTP’s Coyote Station was offline during the entire second quarter of 2019 due to an extended maintenance outage. Also, wholesale demand was down due to a milder spring in 2019, which also resulted in lower wholesale electricity prices.

Production fuel costs decreased $7.6 million mainly as a result of a 47.1% decrease in kwhs generated from our fuel burning plants due to the maintenance outage at Coyote Station and a 43.3% reduction in generation at Hoot Lake Plant due to maintenance issues and reduced opportunities for economic dispatch resulting from lower wholesale demand and lower wholesale energy prices due to milder spring weather in 2019.

The cost of purchased power to serve retail customers increased $5.2 million (36.3%) due to a 66.4% increase in kwhs purchased as a result of needing to purchase replacement power during Coyote Station’s maintenance outage and reduced availability of Hoot Lake Plant due to maintenance issues. The increased costs due to the increase in kwhs purchased was partially mitigated by an 18.1% decrease in the cost per kwh purchased resulting from lower wholesale energy prices due to the market factors addressed above.

Electric operating and maintenance expense increased $2.1 million including:

●	A $2.6 million increase in external maintenance costs and material and operating supply expenses in connection with the maintenance outage at Coyote Station over the entire second quarter of 2019.

●	A $0.6 million increase in transmission services expenses mainly related to cost reductions and billing adjustments recorded in 2018.

●

A $0.3 million increase in external maintenance costs and material and operating supply expenses at Hoot Lake Plant in connection with an unplanned outage in the second quarter of 2019 for turbine repairs.

partially offset by:

●	A $0.9 million decrease in storm damage repair expenses, including tree trimming and removal costs, due to a large storm in 2018 that impacted OTP's service area.

●	A $0.5 million decrease in expenses related to additional software licensing costs incurred in the second quarter of 2018.

Property tax expense increased $0.6 million due to capital additions, mainly transmission assets, in South Dakota and Minnesota.

Depreciation and amortization expense increased $1.1 million mainly due to 2018 capital additions of transmission plant and the new customer information system put in service in 2019.

Manufacturing

	Three Months Ended
	June 30,			%
(in thousands)	2019	2018	Change	Change
Operating Revenues	$73,496	$68,154	$5,342	7.8
Cost of Products Sold	56,364	51,844	4,520	8.7
Operating Expenses	7,954	7,439	515	6.9
Depreciation and Amortization	3,419	3,760	(341)	(9.1)
Operating Income	$5,759	$5,111	$648	12.7

The $5.3 million increase in revenues in our Manufacturing segment includes the following:

●

Revenues at BTD Manufacturing, Inc. (BTD) increased $3.9 million due to growth in parts revenue of $4.5 million driven by increased sales in construction, recreational vehicle and agricultural end markets, partially offset by decreased sales in energy end markets. Included in the parts revenue increase is the pass-through of higher material costs of $4.2 million, with the remaining increase due to higher sales volume. Revenues from scrap metal sales were down $0.6 million (29%) quarter over quarter due to a 28% decrease in scrap metal prices on a less than 1% decrease in scrap volume.

●

Revenues at T.O. Plastics, Inc. (T.O. Plastics), our manufacturer of thermoformed plastic and horticultural products, increased $1.4 million primarily due to a $1.8 million increase in sales of horticultural containers, partially offset by a $0.4 million decrease in industrial sales. The increase in horticultural sales volume is due to an early order program offered to customers during the second quarter, a catch up on shipments that were delayed due to inclement weather in the first quarter of 2019 and growth of plug tray sales to certain horticultural markets. Industrial sales were down due to a customer bringing more production in house.

The $4.5 million increase in cost of products sold in our Manufacturing segment includes the following:

●

Cost of products sold at BTD increased $3.2 million resulting from both the $4.2 million in higher material costs passed through to customers and increased sales volume, partially offset by a $1.4 million increase in recovery of tooling costs from customers.

●	Cost of products sold at T.O. Plastics increased $1.3 million due to the increase in sales volume.

The $0.5 million increase in operating expenses in our Manufacturing segment includes a $0.4 million increase at BTD mainly from increases in labor-related costs due to additional employees. Operating expenses at T.O. Plastics increased $0.1 million due to an increase in sales and marketing costs. Depreciation and amortization expense at BTD decreased $0.3 million as a result of certain assets reaching the ends of their depreciable lives.

Plastics

	Three Months Ended
	June 30,			%
(in thousands)	2019	2018	Change	Change
Operating Revenues	$53,476	$54,476	$(1,000)	(1.8)
Cost of Products Sold	41,635	41,703	(68)	(0.2)
Operating Expenses	2,949	3,262	(313)	(9.6)
Depreciation and Amortization	861	954	(93)	(9.7)
Operating Income	$8,031	$8,557	$(526)	(6.1)

Plastics segment revenues and operating income decreased $1.0 million and $0.5 million, respectively, due to a 3.6% decrease in polyvinyl chloride (PVC) pipe prices partially offset by a 1.9% increase in pounds of pipe sold. The quarter-over-quarter sales volume increase was due to stronger demand for product in southcentral and southwestern regions of the United States, offset by lower volumes with certain customers in the northern region of our sales territory. Cost of products sold decreased $0.1 million despite the increase in sales volume due to 2.0% decrease in the cost per pound of pipe sold. The decrease in pipe prices in excess of the decrease in costs per pound of pipe sold resulted in a 9.0% decrease in gross margin per pound of PVC pipe sold. Plastics segment operating expenses decreased $0.3 million between the quarters mainly due to lower incentive compensation resulting from a decrease in operating income.

Corporate

Corporate includes items such as corporate staff and overhead costs, the results of our captive insurance company and other items excluded from the measurement of operating segment performance. Corporate is not an operating segment. Rather it is added to operating segment totals to reconcile to totals on our consolidated statements of income.

	Three Months Ended
	June 30,			%
(in thousands)	2019	2018	Change	Change
Operating Expenses	$2,369	$1,953	$416	21.3
Depreciation and Amortization	79	52	27	51.9

Corporate operating expenses increased $0.4 million mainly due to an increase in certain employee benefit costs.

Income Tax Expense

Income tax expense increased $0.3 million in the three months ended June 30, 2019 compared with the three months ended June 30, 2018 mainly due to a $0.9 million decrease in federal PTCs resulting from the expiration of PTCs on OTP’s Ashtabula wind farm in November 2018, partially offset by the tax effect of a $3.0 million decrease in income before income taxes. The following table provides a reconciliation of income tax expense calculated at our net composite federal and state statutory rate on income before income taxes on our consolidated statements of income.

	Three Months Ended June 30,
(in thousands)	2019	2018
Income Before Income Taxes	$18,769	$21,750
Tax Computed at Company’s Net Composite Federal and State Statutory Rate (26%)	$4,879	$5,655
Decreases in Tax from:
Differences Reversing in Excess of Federal Rates	(774)	(1,025)
Corporate Owned Life Insurance	(150)	(17)
North Dakota Wind Tax Credit Amortization – Net of Federal Taxes	(258)	(258)
Research and Development and Other Tax Credits	(187)	(180)
Allowance for Funds Used During Construction – Equity	(94)	(111)
Federal Production Tax Credits	-	(930)
Other Items – Net	(73)	(80)
Income Tax Expense	$3,343	$3,054
Effective Income Tax Rate	17.8%	14.0%

Comparison of the Six Months Ended June 30, 2019 and 2018

Consolidated operating revenues were $475.2 million for the six months ended June 30, 2019 compared with $467.6 million for the six months ended June 30, 2018. Operating income was $66.4 million for the six months ended June 30, 2019 compared with $67.7 million for the six months ended June 30, 2018. The Company recorded diluted earnings per share of $1.05 for the six months ended June 30, 2019 compared with $1.13 for the six months ended June 30, 2018.

Amounts presented in the segment tables that follow for operating revenues, cost of products sold and other nonelectric operating expenses for the six-month periods ended June 30, 2019 and 2018 will not agree with amounts presented in the consolidated statements of income due to the elimination of intersegment transactions. The amounts of intersegment eliminations by income statement line item are listed below:

Intersegment Eliminations (in thousands)	June 30, 2019	June 30, 2018
Operating Revenues:
Electric	$27	$21
Nonelectric	3	-
Costs of Products Sold	20	7
Other Nonelectric Expenses	10	14

Electric

	Six Months Ended
	June 30,			%
(in thousands)	2019	2018	Change	Change
Retail Sales Revenues from Contracts with Customers	$202,931	$198,580	$4,351	2.2
Changes in Accrued Revenues under Alternative Revenue Programs	(680)	(2,440)	1,760	(72.1)
Total Retail Sales Revenue	$202,251	$196,140	$6,111	3.1
Transmission Services Revenue	22,331	23,216	(885)	(3.8)
Wholesale Revenues – Company Generation	2,468	3,554	(1,086)	(30.6)
Other Revenues	3,303	3,780	(477)	(12.6)
Total Operating Revenues	$230,353	$226,690	$3,663	1.6
Production Fuel	27,216	34,594	(7,378)	(21.3)
Purchased Power – System Use	41,585	35,995	5,590	15.5
Other Operation and Maintenance Expenses	78,238	77,216	1,022	1.3
Depreciation and Amortization	29,567	27,901	1,666	6.0
Property Taxes	7,859	7,108	751	10.6
Operating Income	$45,888	$43,876	$2,012	4.6
Electric mwh Sales
Retail mwh Sales	2,566,191	2,590,219	(24,028)	(0.9)
Wholesale mwh Sales – Company Generation	82,139	134,879	(52,740)	(39.1)
Heating Degree Days	4,650	4,266	384	9.0
Cooling Degree Days	104	228	(124)	(54.4)

The following table shows heating and cooling degree days as a percent of normal:

	Six Months ended June 30,
	2019	2018
Heating Degree Days	118.6%	110.1%
Cooling Degree Days	95.4%	221.4%

The following table summarizes the estimated effect on diluted earnings per share of the difference in retail kwh sales under actual weather conditions and expected retail kwh sales under normal weather conditions in the first six months of 2019 and 2018 and between the periods:

	2019 vs Normal	2018 vs Normal	2019 vs 2018
Effect on Diluted Earnings Per Share	$0.08	$0.06	$0.02

The $6.1 million increase in retail revenue includes:

●	A $1.8 million increase in South Dakota revenues related to an interim rate increase that went into effect on October 18, 2018.

●	A $1.7 million increase in retail revenue in South Dakota due to the reversal of a tax refund provision in connection with OTP's 2018 South Dakota rate case settlement agreement.

●

A $1.5 million increase in Minnesota Renewable Rider revenues due to increased cost recovery requirements resulting from the expiration of federal PTCs in November 2018 on a second company-owned wind farm.

●

A $1.1 million increase in Minnesota TCR rider revenues related to the recovery of investment and operating costs of the Big Stone South–Ellendale 345kV transmission line energized on February 6, 2019.

●

A $1.0 million increase in Minnesota retail revenue due to a reduction in the provision for refunds related to lower tax expense under the TCJA. The effect of lower tax expense recovery requirements was rolled into Minnesota base rates beginning in June 2019.

●

A $0.9 million increase in revenues mainly related to increased consumption due to colder weather in the first quarter of 2019 compared to the first quarter of 2018, partially offset by the effect on consumption of milder weather in the second quarter of 2019 compared to warmer than normal weather in the second quarter of 2018.

●

A $0.5 million increase in accrued revenue related to the establishment of the NDGCR rider to provide for a return on funds invested in the construction of Astoria Station during construction. The NDGCR rider will be included in North Dakota customer billings beginning in July 2019.

partially offset by:

●	A $2.2 million reduction in revenue due to a decrease in kwh sales, primarily to commercial and industrial customers, exclusive of the weather-related increase in retail kwh sales.

●	A $0.3 million decrease in retail revenue related to the recovery of decreased fuel and purchased power costs mainly related to a 0.9% decrease in retail kwh sales.

Transmission services revenue decreased $0.9 million mainly due to a decrease in MISO tariff revenue related to decreases in levels of recoverable transmission costs incurred.

Wholesale electric revenues decreased $1.1 million resulting from a 39.1% decrease in wholesales kwh sales due to fewer opportunities for wholesale sales as Coyote Station was offline during the entire second quarter of 2019 due to an extended maintenance outage.

Production fuel costs decreased $7.4 million mainly as a result of a 21.3% decrease in kwhs generated from our fuel burning plants due to the maintenance outage at Coyote Station in the second quarter of 2019 and a 7.6% reduction in generation at Hoot Lake Plant due to maintenance issues in the second quarter of 2019.

The cost of purchased power to serve retail customers increased $5.6 million (15.5%) due to a 22.9% increase in kwhs purchased as a result of needing to purchase replacement power during Coyote Station’s maintenance outage and reduced availability of Hoot Lake Plant due to maintenance issues. The increased costs due to the increase in kwhs purchased was partially mitigated by a 6.0% decrease in the cost per kwh purchased resulting from lower wholesale energy prices.

Electric operating and maintenance expense increased $1.0 million including:

●	A $2.8 million increase in external maintenance costs and material and operating supply expenses at Coyote Station in connection with the maintenance outage.

●	A $1.3 million increase in transmission services expenses mainly related to cost reductions and billing adjustments recorded in 2018.

partially offset by:

●	A $1.7 million decrease in storm damage repair expenses, including tree trimming and removal costs, related to a large storm in 2018 that impacted OTP's service territory.

●	A $0.6 million decrease in postretirement benefit service costs.

●	A $0.5 million decrease in expenses related to additional software licensing costs incurred in the second quarter of 2018.

●	A $0.3 million increase in deferred expenses subject to recovery in future periods related to the South Dakota rate case.

Property tax expense increased $0.8 million due to capital additions in South Dakota and Minnesota.

Depreciation expense increased $1.7 million due to recent capital additions including the Big Stone South–Ellendale 345kV transmission line energized in February 2019, the new customer information system put in service in 2019 and other recent transmission plant upgrades.

Manufacturing

	Six Months Ended
	June 30,			%
(in thousands)	2019	2018	Change	Change
Operating Revenues	$151,318	$136,816	$14,502	10.6
Cost of Products Sold	115,603	103,885	11,718	11.3
Operating Expenses	16,034	14,312	1,722	12.0
Depreciation and Amortization	7,101	7,614	(513)	(6.7)
Operating Income	$12,580	$11,005	$1,575	14.3

The $14.5 million increase in revenues in our Manufacturing segment includes the following:

●

Revenues at BTD increased $14.3 million, due to growth in parts revenue of $16.0 million, including increased sales in construction, recreational vehicle, agricultural, and lawn and garden end markets. Included in the parts revenue increase is the pass through of higher material costs of $10.5 million, with the remaining increase due to higher sales volume and an increase in pricing unrelated to material cost increases. The increase in parts revenue was partially offset by a $1.3 million decrease in tooling revenues and a $0.6 million (15%) decrease in revenue from scrap metal sales due to an 18% decrease in scrap metal prices, partially offset by a 3.5% increase in scrap volume.

●

Revenues at T.O. Plastics increased $0.2 million primarily due to a $1.0 million increase from sales of horticultural containers, mostly offset by a $0.7 million decrease in industrial sales. The increase in horticultural sales is due to an early order program offered to customers during the second quarter and growth of plug tray sales in certain horticultural markets. Industrial sales were down mainly due to a customer bringing more production in house.

The $11.7 million increase in cost of products sold in our Manufacturing segment includes the following:

●

Cost of products sold at BTD increased $11.1 million resulting from both the $10.5 million in higher material costs passed through to customers and increased sales volume, partially offset by a $4.0 million increase in recovery of tooling costs from customers.

●

Cost of products sold at T.O. Plastics increased $0.6 million mainly due to increased labor costs driven in part by increased production hours in response to higher sales volume and in part by wage increases.

The $1.7 million increase in operating expenses in our Manufacturing segment includes a $1.4 million increase at BTD mainly from increases in labor-related costs due to additional employees. Operating expenses at T.O. Plastics increased $0.3 million due to a loss associated with the partial collapse of a warehouse roof in the first quarter of 2019 and increased sales and marketing expenditures.

Plastics

	Six Months Ended
	June 30,			%
(in thousands)	2019	2018	Change	Change
Operating Revenues	$93,534	$104,129	$(10,595)	(10.2)
Cost of Products Sold	72,995	78,452	(5,457)	(7.0)
Operating Expenses	5,614	5,876	(262)	(4.5)
Depreciation and Amortization	1,752	1,905	(153)	(8.0)
Operating Income	$13,173	$17,896	$(4,723)	(26.4)

Plastics segment revenues decreased $10.6 million due to a 7.1% decrease in pounds of PVC pipe sold and a 3.3% decrease in PVC pipe prices. Because of record first quarter sales volume in 2018, the overall decrease in year-over-year sales volume was expected. Weather conditions across our sales territory also negatively impacted first quarter 2019 sales. Cost of products sold decreased $5.5 million due to the decrease in sales volume with no change in the cost per pound of pipe sold between periods. The decrease in pipe prices resulted in a 13.9% decrease in gross margin per pound of PVC pipe sold. Plastics segment operating expenses decreased $0.3 million between periods mainly due to a decrease in incentive compensation related to the decrease in operating income.

Corporate

Corporate includes items such as corporate staff and overhead costs, the results of our captive insurance company and other items excluded from the measurement of operating segment performance. Corporate is not an operating segment. Rather it is added to operating segment totals to reconcile to totals on our consolidated statements of income.

	Six Months Ended
	June 30,			%
(in thousands)	2019	2018	Change	Change
Operating Expenses	$5,101	$4,969	$132	2.7
Depreciation and Amortization	152	88	64	72.7

Interest Charges

The $0.6 million increase in interest charges for the six months ended June 30, 2019 compared with the six months ended June 30, 2018 is due to a $10.6 million increase in average debt outstanding between the periods, the replacement of $100 million of short-term debt bearing interest at 2.88% with long-term debt bearing interest at 4.07% in February 2018 and an increase in average short-term debt interest rates of approximately 1.1% between periods. A $0.1 million decrease in capitalized interest at OTP also contributed to the increase in interest charges between the quarters.

Nonservice Cost Components of Postretirement Benefits

The $0.7 million decrease in nonservice cost components of postretirement benefits in the six months ended June 30, 2019 compared with the six months ended June 30, 2018, is mostly due to a decrease in nonservice costs of the Company’s pension plans, mainly actuarial loss amortization expenses.

Income Taxes

Income tax expense increased $2.1 million in the six months ended June 30, 2019 compared with the six months ended June 30, 2018 mainly due to a $2.0 million decrease in federal PTCs resulting from the expiration of PTCs on OTP’s Ashtabula wind farm in November 2018. The following table provides a reconciliation of income tax expense calculated at our net composite federal and state statutory rate on income before income taxes on our consolidated statements of income for the three-month periods ended June 30, 2019 and 2018:

	Six Months Ended June 30,
(in thousands)	2019	2018
Income Before Income Taxes	$50,721	$51,759
Tax Computed at Company’s Net Composite Federal and State Statutory Rate (26%)	$13,187	$13,457
Decreases in Tax from:
Differences Reversing in Excess of Federal Rates	(1,757)	(2,098)
Excess Tax Deduction – Equity Method Stock Awards	(827)	(624)
Corporate Owned Life Insurance	(559)	(25)
North Dakota Wind Tax Credit Amortization – Net of Federal Taxes	(516)	(516)
Research and Development and Other Tax Credits	(375)	(360)
Allowance for Funds Used During Construction – Equity	(180)	(278)
Federal Production Tax Credits	-	(2,050)
Other Comprehensive Income Deferred Tax Rate Adjustment	-	(531)
Other Items – Net	(2)	(127)
Income Tax Expense	$8,971	$6,848
Effective Income Tax Rate	17.7%	13.2%

Financial Position

The following table presents the status of our lines of credit as of June 30, 2019 and December 31, 2018:

(in thousands)	Line Limit	In Use on June 30, 2019	Restricted due to Outstanding Letters of Credit	Available on June 30, 2019	Available on December 31, 2018
Otter Tail Corporation Credit Agreement	$130,000	$13,801	$-	$116,199	$120,785
OTP Credit Agreement	170,000	22,801	8,766	138,433	160,316
Total	$300,000	$36,602	$8,766	$254,632	$281,101

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

Cash provided by operating activities was $69.3 million for the six months ended June 30, 2019 compared with $53.4 million for the six months ended June 30, 2018. The primary reasons for the $15.9 million increase in cash provided by operations between the quarters was a $10.0 million decrease in discretionary contributions to the corporation’s funded pension plan and a $12.7 million net increase in cash provided by changes in noncurrent liabilities and deferred credits, partially offset by a $6.4 million decrease in cash from changes in deferred debits and other assets between the periods.

Net cash used in investing activities was $55.4 million for the six months ended June 30, 2019 compared with $49.7 million for the six months ended June 30, 2018. The $5.7 million increase in cash used for investing activities includes a $3.7 million increase in capital expenditures at OTP and a $1.7 million increase in capital expenditures at BTD.

Net cash used in financing activities was $13.8 million for the six months ended June 30, 2019 compared with $18.9 million for the six months ended June 30, 2018. Financing activities in the first six months of 2019 included proceeds of $13.4 million from borrowings under the OTP credit agreement to fund OTP capital expenditures and $4.6 million under the Otter Tail Corporation Credit Agreement to provide working capital for our manufacturing companies. The line of credit borrowings were more than offset by $27.9 million in common dividend payments.

Financing activities in the first six months of 2018 included proceeds from the issuance of $100 million in privately placed 4.07% Senior Unsecured Notes due February 7, 2048, which were used to pay down a portion of borrowings then outstanding under the OTP Credit Agreement. Additional borrowings under our credit agreements were used to fund a portion of capital expenditures in the first six months of 2018. Common dividend payments totaled $26.6 million in the first six months of 2018.

CAPITAL REQUIREMENTS

2019-2023 Capital Expenditures

Our consolidated capital expenditure plan for the 2019-2023 time period has been revised from $1.07 billion to $1.11 billion. The increase is primarily driven by the need for additional wind and technology-related investments and transmission investments. Given the increased capital expenditure plan, our compounded annual growth rate in rate base is projected to be 8.6% over the 2018 to 2023 timeframe.

The following table shows our 2018 capital expenditures and our currently anticipated 2019 through 2023 capital expenditures and electric utility average rate base.

(in millions)	2018	2019	2020	2021	2022	2023	Total
Capital Expenditures:
Electric Segment:
Renewables and Natural Gas Generation		$125	$264	$15	$82	$-	$486
Transformative Technology and Infrastructure		2	7	18	47	54	128
Transmission (includes replacements)		43	42	21	19	17	142
Other		43	45	58	49	55	250
Total Electric Segment	$87	$213	$358	$112	$197	$126	$1,006
Manufacturing and Plastics Segments	18	20	18	19	23	19	99
Total Capital Expenditures	$105	$233	$376	$131	$220	$145	$1,105
Total Electric Utility Rate Base	$1,100	$1,176	$1,394	$1,531	$1,581	$1,665

Execution on the currently anticipated electric utility capital expenditure plan is expected to grow rate base and be a key driver in increasing utility earnings over the 2019 through 2023 timeframe.

As of June 30, 2019, OTP had capitalized approximately $19.6 million in project costs and allowance for funds used during construction (AFUDC) associated with Astoria Station. OTP expects Astoria Station will cost approximately $158 million and be completed prior to the planned retirement of Hoot Lake Plant in May 2021. As of June 30, 2019, OTP had capitalized approximately $5.6 million in development costs and AFUDC associated with the Merricourt Wind Energy Center (Merricourt). OTP expects Merricourt will cost approximately $270 million and be completed in October 2020. For further details on these two projects see disclosures in Note 3 to our consolidated financial statements.

Contractual Obligations

In the first six months of 2019, OTP paid down approximately $13.5 million of its $64.5 million in obligations for commitments under contracts, including its share of construction program commitments and other nonlease commitments in place on December 31, 2018 and increased its commitments for the last six months of 2019 by $26.3 million. Also, in the second quarter of 2019 OTP’s lease payment obligations reported in Note 8 to the consolidated financial statements increased by $0.2 million as a result of OTP entering into a 27-month agreement for the lease of 20 additional coal rail cars to transport coal to Hoot Lake Plant from May 2019 through August 2021.

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

Short-Term Debt

The following table presents the status of our lines of credit as of June 30, 2019 and December 31, 2018:

(in thousands)	Line Limit	In Use on June 30, 2019	Restricted due to Outstanding Letters of Credit	Available on June 30, 2019	Available on December 31, 2018
Otter Tail Corporation Credit Agreement	$130,000	$13,801	$-	$116,199	$120,785
OTP Credit Agreement	170,000	22,801	8,766	138,433	160,316
Total	$300,000	$36,602	$8,766	$254,632	$281,101

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

Financial Covenants

We were in compliance with the financial covenants in our debt agreements as of June 30, 2019.

No Credit or Note Purchase Agreement contains any provisions that would trigger an acceleration of the related debt as a result of changes in the credit rating levels assigned to the related obligor by rating agencies.

Our borrowing agreements are subject to certain financial covenants. Specifically:

●

Under the OTC Credit Agreement and the 2016 Note Purchase Agreement, we may not permit the ratio of our Interest-bearing Debt to Total Capitalization to be greater than 0.60 to 1.00 or permit our Interest and Dividend Coverage Ratio to be less than 1.50 to 1.00 (each measured on a consolidated basis). As of June 30, 2019, our Interest and Dividend Coverage Ratio calculated under the requirements of the OTC Credit Agreement and the 2016 Note Purchase Agreement was 4.30 to 1.00.

●	Under the 2016 Note Purchase Agreement, we may not permit our Priority Indebtedness to exceed 10% of our Total Capitalization.

●	Under the OTP Credit Agreement, OTP may not permit the ratio of its Interest-bearing Debt to Total Capitalization to be greater than 0.60 to 1.00.

●

Under the 2007 Note Purchase Agreement and 2011 Note Purchase Agreement, OTP may not permit the ratio of its Consolidated Debt to Total Capitalization to be greater than 0.60 to 1.00 or permit its Interest and Dividend Coverage Ratio to be less than 1.50 to 1.00, in each case as provided in the related borrowing agreement, and OTP may not permit its Priority Debt to exceed 20% of its Total Capitalization, as provided in the related agreement. As of June 30, 2019, OTP’s Interest and Dividend Coverage Ratio and Interest Charges Coverage Ratio, calculated under the requirements of the 2007 Note Purchase Agreement and 2011 Note Purchase Agreement, was 3.34 to 1.00.

●

Under the 2013 Note Purchase Agreement and the 2018 Note Purchase Agreement, OTP may not permit its Interest-bearing Debt to exceed 60% of Total Capitalization and may not permit its Priority Indebtedness to exceed 20% of its Total Capitalization, in each case as provided in the related agreement.

As of June 30, 2019, our ratio of Interest-bearing Debt to Total Capitalization was 0.46 to 1.00 on a consolidated basis and 0.47 to 1.00 for OTP. Neither Otter Tail Corporation nor OTP had any Priority Indebtedness outstanding as of June 30, 2019.

OFF-BALANCE-SHEET ARRANGEMENTS

We and our subsidiary companies have outstanding letters of credit totaling $11.5 million, but our line of credit borrowing limits are only restricted by $8.8 million in outstanding letters of credit. We do not have any other off-balance-sheet arrangements or any relationships with unconsolidated entities or financial partnerships. These entities are often referred to as structured finance special purpose entities or variable interest entities, which are established for the purpose of facilitating off-balance-sheet arrangements or for other contractually narrow or limited purposes. We are not exposed to any financing, liquidity, market or credit risk that could arise if we had such relationships.

2019 BUSINESS OUTLOOK

We anticipate 2019 diluted earnings per share to be in the range of $2.10 to $2.25. We have taken into consideration strategies for improving future operating results, the cyclical nature of some of our businesses and current regulatory factors facing our Electric segment. We expect capital expenditures for 2019 to be $233 million compared with actual cash used for capital expenditures of $105 million in 2018. Our planned expenditures for 2019 include $79 million for Merricourt and $46 million for Astoria Station.

Segment components of our 2019 earnings per share guidance range compared with 2018 actual earnings are as follows:

	2018 EPS by	2019 Guidance February 18, 2019		2019 Guidance May 6, 2019		2019 Guidance August 5, 2019
Diluted Earnings Per Share	Segment	Low	High	Low	High	Low	High
Electric	$1.36	$1.46	$1.49	$1.48	$1.51	$1.48	$1.51
Manufacturing	$0.32	$0.37	$0.41	$0.35	$0.39	$0.33	$0.37
Plastics	$0.60	$0.44	$0.48	$0.44	$0.48	$0.46	$0.50
Corporate	$(0.22)	$(0.17)	$(0.13)	$(0.17)	$(0.13)	$(0.17)	$(0.13)
Total	$2.06	$2.10	$2.25	$2.10	$2.25	$2.10	$2.25
Return on Equity	11.5%	11.5%	12.3%	11.5%	12.3%	11.5%	12.3%

The following items contribute to our earnings guidance for 2019.

●	We expect 2019 Electric segment net income to be higher than 2018 segment net income based on:

o

The business outlook assumes an annual net revenue increase of approximately $2.6 million from the full approval of our South Dakota rate case settlement on May 14, 2019. The settlement also allowed us to retain the impact of lower tax rates related to the TCJA from January 1, 2018 through October 17, 2018. This outcome favorably impacts 2019 earnings by approximately $0.02 per share.

o

Increases in AFUDC for planned capital projects, including Merricourt, and increases in AFUDC and North Dakota Generation Cost Recovery Rider revenue related to Astoria Station. Both projects began construction in 2019.

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

o

Expenses incurred in the last half of 2018 that are not expected to occur during the last half of 2019 consisting of $3.2 million related to the Big Stone Plant outage and the contribution to the Otter Tail Power Company Foundation of $500,000.

partially offset by:

o	Higher depreciation and property tax expense due to large capital projects being put into service.

o

The extension of the planned outage at Coyote Station due to turbine rotor blade damage that was discovered in the early stages of the outage and the unplanned maintenance outage at Hoot Lake Plant, which both occurred in the second quarter of 2019.

●	We expect 2019 net income from our Manufacturing segment to increase over 2018. The overall increase in segment earnings in 2019 is based on:

o

Increased sales at BTD driven by growth in the recreational vehicle, lawn and garden and agricultural end markets. Most of this growth is organic with our existing customer base. However, we are lowering both ends of the guidance range due to expected softness in scrap metal revenues based on lower scrap metal prices in the second quarter which we expect will remain low for the rest of the year, partially offset by higher scrap volumes.

o

A decrease in earnings from T.O. Plastics mainly due to first quarter volume softness and the expected impact on business operations of the partial collapse and replacement of a warehouse roof, which was damaged in March of 2019 during a winter storm.

o	Backlog for the manufacturing companies of approximately $115 million for 2019 compared with $107 million one year ago.

●

We expect 2019 net income from the Plastics segment to be lower than 2018 based on lower expected operating margins in 2019. This is due to lower sales volumes in 2019 compared to 2018, slightly lower sales prices and higher resin prices, which have recently moderated. The increase in the guidance is driven by the expectation that resin prices will not be increasing as much as originally thought based on current market dynamics.

●

Corporate costs, net of tax, are expected to be lower in 2019 than in 2018. In 2018, we incurred expenses of $2 million for a contribution to the Otter Tail Corporation Foundation and $1.2 million for accruals related to certain tax matters. These expenses are not expected to occur during the remainder of 2019.

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

We use estimates based on the best information available in recording transactions and balances resulting from business operations. Estimates are used for such items as depreciable lives, asset impairment evaluations, tax provisions, collectability of trade accounts receivable, self-insurance programs, unbilled electric revenues, interim rate refunds, warranty reserves and actuarially determined benefits costs and liabilities. As better information becomes available or actual amounts are known, estimates are revised. Operating results can be affected by revised estimates. Actual results may differ from these estimates under different assumptions or conditions. Management has discussed the application of these critical accounting policies and the development of these estimates with the Audit Committee of the board of directors. A discussion of critical accounting policies is included under the caption “Critical Accounting Policies Involving Significant Estimates” on pages 57 through 59 of our Annual Report on Form 10-K for the year ended December 31, 2018. There were no material changes in critical accounting policies or estimates during the six months ended June 30, 2019.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

At June 30, 2019 we had exposure to market risk associated with interest rates because we had $13.8 million in short-term debt outstanding subject to variable interest rates indexed to LIBOR plus 1.50% under the OTC Credit Agreement and OTP had $22.8 million in short-term debt outstanding on June 30, 2019 subject to variable interest rates indexed to LIBOR plus 1.25% under the OTP Credit Agreement.

All of our remaining consolidated long-term debt outstanding on June 30, 2019 has fixed interest rates. We manage our interest rate risk through the issuance of fixed-rate debt with varying maturities, through economic refunding of debt through optional refundings, limiting the amount of variable interest rate debt, and the utilization of short-term borrowings to allow flexibility in the timing and placement of long-term debt.

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

Item 4. Controls and Procedures

Under the supervision and with the participation of company management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of June 30, 2019, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2019.

During the fiscal quarter ended June 30, 2019, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.      Exhibits

2.1

First Amendment to Asset Purchase Agreement and Turnkey Engineering, Procurement and Construction Services Agreement dated as of June 11, 2019, among Otter Tail Power Company, EDF Renewables Development, Inc., Power Partners Midwest, LLC, EDF-RE US Development, LLC, and Merricourt Power Partners, LLC.*

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

* Certain information has been omitted from this exhibit pursuant to Item 601(b)(2)(ii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OTTER TAIL CORPORATION

By:    /s/ Kevin G. Moug

Kevin G. Moug
Chief Financial Officer and Senior Vice President
(Chief Financial Officer/Authorized Officer)

Dated: August9, 2019