Form 10-K
period 2019-12-31
Otter Tail Corp
filed 2020-02-20
CIK 1466593

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2019

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

Securities registered pursuant to Section 12(b) of the Act

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

The aggregate market value of common stock held by non-affiliates, computed by reference to the last sales price on June 28, 2019 was $2,040,017,347.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 40,214,375 Common Shares ($5 par value) as of February 6, 2020.

Documents Incorporated by Reference:

Proxy Statement for the 2020 Annual Meeting-Portions incorporated by reference into Part III

OTTER TAIL CORPORATION

FORM 10-K TABLE OF CONTENTS

Definitions

The following abbreviations or acronyms are used in the text. References in this report to “the Company”, “we”, “us” and “our” are to Otter Tail Corporation.

2018 Notes	February 2018 issuance of $100 million in privately placed 4.07% Senior Unsecured Notes due February 7, 2048
ACE	Affordable Clean Energy
ADIT	Accumulated Deferred Income Taxes
ADP	Advance Determination of Prudence
AFUDC	Allowance for Funds Used During Construction
ALJ	Administrative Law Judge
AQCS	Air Quality Control System
ARO	Accumulated Asset Retirement Obligation
ASC	Accounting Standards Codification
ASC 326	ASC Topic 326 – Financial Instruments—Credit Losses
ASC 606	ASC Topic 606 – Revenue from Contracts with Customers
ASC 718	ASC Topic 718 – Compensation—Stock Compensation
ASC 820	ASC Topic 820 – Fair Value Measurement
ASC 840	ASC Topic 840 – Leases
ASC 842	ASC Topic 842 – Leases
ASC 980	ASC Topic 980 – Regulated Operations
ASM	Ancillary Services Market
ASU	Accounting Standards Update
ASU 2016-02	ASU No. 2016-02, Leases (Topic 842)
BTD	BTD Manufacturing, Inc.
CAA	Clean Air Act
CCMC	Coyote Creek Mining Company, L.L.C.
CCR	Coal Combustion Residuals
CO2	carbon dioxide
CON	Certificate of Need
CPP	Clean Power Plan
CSAPR	Cross-State Air Pollution Rule
CWIP	Construction Work in Progress
D.C. Circuit	United States Court of Appeals for the District of Columbia
ECR	Environmental Cost Recovery
EDF	EDF Renewable Development, Inc.
EDF-USD	EDF-RE US Development, LLC
EEI	Edison Electric Institute
EEP	Energy Efficiency Plan
EPA	Environmental Protection Agency
ESSRP	Executive Survivor and Supplemental Retirement Plan
Exchange Act	The Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	Generally Accepted Accounting Principles in the United States
GCR	Generation Cost Recovery
GHG	Greenhouse Gas
IRP	Integrated Resource Plan
kV	kiloVolt
kW	kiloWatt
kwh	kilowatt-hour
LSA	Lignite Sales Agreement
MATS	Mercury and Air Toxics Standards
Merricourt	Merricourt Wind Energy Center
MISO	Midcontinent Independent System Operator, Inc.
MISO Tariff	MISO Open Access Transmission, Energy and Operating Reserve Markets Tariff
MNCIP	Minnesota Conservation Improvement Program
MNDOC	Minnesota Department of Commerce
MPCA	Minnesota Pollution Control Agency
MPU Act	The Minnesota Public Utilities Act

MPUC	Minnesota Public Utilities Commission
MRO	Midwest Reliability Organization
MVP	Multi-Value Project
MW	megawatts
NAAQS	National Ambient Air Quality Standards
NAEMA	North American Energy Marketers Association
NDDEQ	North Dakota Department of Environmental Quality
NDPSC	North Dakota Public Service Commission
NDRRA	North Dakota Renewable Resource Adjustment
NERC	North American Electric Reliability Corporation
NETOs	New England Transmission Owners
NPDES	National Pollutant Discharge Elimination System
NOI	Notice of Inquiry
Northern Pipe	Northern Pipe Products, Inc.
NOx	nitrogen oxide
NTEC	Navajo Transitional Energy Co.
NSPS	New Source Performance Standards
OTP	Otter Tail Power Company
PACE	Partnership in Assisting Community Expansion
ppb	parts per billion
PSD	Prevention of Significant Deterioration
PTCs	Production tax credits
PVC	Polyvinyl chloride
RHR	Regional Haze Rule
ROE	Return on equity
RTO Adder	Incentive of additional 50-basis points for Regional Transmission Organization participation
SDPUC	South Dakota Public Utilities Commission
SEC	Securities and Exchange Commission
SF6	sulfur hexaflouride
SO2	sulfur dioxide
SPP	Southwest Power Pool
SRECs	Solar renewable energy credits
T.O. Plastics	T.O. Plastics, Inc.
TCR	Transmission Cost Recovery
TCJA	2017 Tax Cuts and Jobs Act
Varistar	Varistar Corporation
VIE	Variable Interest Entity
Vinyltech	Vinyltech Corporation
WIIN	Water Infrastructure Improvements for the Nation

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

The Company makes available free of charge at its website (www.ottertail.com) its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Forms 3, 4 and 5 filed on behalf of directors and executive officers and any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (SEC). These reports are also available on the SEC’s website (www.sec.gov). Information on the Company’s and the SEC’s websites is not deemed to be incorporated by reference into this report on Form 10-K.

Otter Tail Corporation and its subsidiaries conduct business primarily in the United States. The Company had approximately 2,208 full-time employees at December 31, 2019. The Company’s businesses have been classified in three segments to be consistent with its business strategy and the reporting and review process used by the Company’s chief operating decision maker. The three segments are Electric, Manufacturing and Plastics.

The chart below indicates the operating companies included in each of the Company’s reporting segments.

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

The Company maintains a moderate risk profile by investing in rate base growth opportunities in its Electric segment and organic growth opportunities in its manufacturing platform, which includes its Manufacturing and Plastics segments. This strategy and risk profile are designed to provide a more predictable earnings stream, maintain the Company’s credit quality and preserve its ability to fund the dividend. The Company’s goal is to deliver annual growth in earnings per share between five to seven percent over the next several years, using 2019 diluted earnings per share as the base for measurement. The growth is expected to come from the substantial increase in the Company’s regulated utility rate base and from planned increased earnings from existing capacity in place at the Company’s manufacturing and plastic pipe businesses. The Company will continue to review its business portfolio to see where additional opportunities exist to improve its risk profile, improve credit metrics and generate additional sources of cash to support the growth opportunities in its electric utility. The Company will also evaluate opportunities to allocate capital to potential acquisitions in its Manufacturing and Plastics segments. Over time, the Company expects the electric utility business will provide approximately 75% to 85% of its overall earnings. The Company expects its manufacturing and plastic pipe businesses will provide 15% to 25% of its earnings and continue to be a fundamental part of its strategy. The actual mix of earnings in 2019 was 68% from the electric utility and 32% from the manufacturing and plastic pipe businesses, including unallocated corporate costs.

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

For a discussion of the Company's results of operations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations," on pages 43 through 59 of this report on Form 10-K.

(b) Financial Information about Industry Segments

The Company is engaged in businesses classified into three segments: Electric, Manufacturing and Plastics. See note 2 to our consolidated financial statements included in this report on Form 10-K for additional information about the Company's segments and geographic areas.

(c) Narrative Description of Business

ELECTRIC

General

Electric includes OTP which is headquartered in Fergus Falls, Minnesota, and provides electricity to more than 130,000 customers in a service area encompassing 70,000 square miles of western Minnesota, eastern North Dakota and northeastern South Dakota. The Company derived 50%, 49% and 51% of its consolidated operating revenues and 73%, 68% and 72% of its consolidated operating income from its Electric segment for the years ended December 31, 2019, 2018 and 2017, respectively.

The breakdown of retail electric revenues by state is as follows:

State	2019	2018
Minnesota	52.3%	52.6%
North Dakota	37.7	38.6
South Dakota	10.0	8.8
Total	100.0%	100.0%

The territory served by OTP is predominantly agricultural. The aggregate population of OTP’s retail electric service area is approximately 230,000. In this service area of 422 communities and adjacent rural areas and farms, approximately 126,000 people live in communities having a population of more than 1,000, according to the 2010 census. The only communities served which have a population in excess of 10,000 are Jamestown, North Dakota (15,427); Bemidji, Minnesota (13,431); and Fergus Falls, Minnesota (13,138). As of December 31, 2019, OTP served 132,578 customers. Although there are relatively few large customers, sales to commercial and industrial customers are significant. One customer accounted for 11.9% of 2019 Electric segment revenue.

The following table provides a breakdown of electric revenues by customer category. All other sources include gross wholesale sales from utility generation and sales to municipalities.

Customer Category	2019	2018
Commercial	35.4%	37.0%
Residential	32.3	32.5
Industrial	30.0	30.0
All Other Sources	2.3	0.5
Total	100.0%	100.0%

Capacity and Demand

As of December 31, 2019, OTP’s owned net-plant dependable kilowatt (kW) capacity was:

Baseload Plants
Big Stone Plant	257,600	kW
Coyote Station	149,500
Hoot Lake Plant	141,600
Total Baseload Net Plant	548,700	kW
Combustion Turbine and Small Diesel Units	105,100	kW
Hydroelectric Facilities	2,800	kW
Owned Wind Facilities (rated at nameplate)
Luverne Wind Farm (33 turbines)	49,500	kW
Ashtabula Wind Center (32 turbines)	48,000
Langdon Wind Center (27 turbines)	40,500
Total Owned Wind Facilities	138,000	kW

The above capacity for Big Stone Plant and Coyote Station constitutes OTP’s ownership percentages of 53.9% and 35%, respectively. OTP owns 100% of the Hoot Lake Plant. During 2019, about 54% of OTP’s retail kilowatt-hour (kwh) sales were supplied from OTP generating plants with the balance supplied by purchased power.

In addition to the owned facilities described above, OTP had the following purchased power agreements in place on December 31, 2019:

Purchased Wind Power Agreements (rated at nameplate and greater than 2,000 kW)
Ashtabula Wind III	62,400	kW
Edgeley	21,000
Langdon	19,500
Total Purchased Wind	102,900	kW
Purchase of Capacity (in excess of 1 year and 500 kW)
Great River Energy (through May 2021)	50,000	kW

OTP has a direct control load management system which provides some flexibility to OTP to effect reductions of peak load. OTP also offers rates to customers which encourage off-peak usage.

OTP’s capacity requirement is based on MISO Module E requirements. OTP is required to have sufficient Zonal Resource Credits to meet its monthly weather-normalized forecast demand, plus a reserve obligation. OTP met its MISO obligation for the 2019-2020 MISO planning year. OTP generating capacity combined with additional capacity under purchased power agreements (as described above) and load management control capabilities is expected to meet 2020 system demand and MISO reserve requirements.

Fuel Supply

Coal is the principal fuel burned at the Big Stone, Coyote and Hoot Lake generating plants. Coyote Station, a mine-mouth facility, burns North Dakota lignite coal. Hoot Lake Plant and Big Stone Plant burn western subbituminous coal transported by rail.

The following table shows the sources of energy used to generate OTP’s net output of electricity for 2019 and 2018:

	2019		2018
Sources	Net kwhs Generated (Thousands)	% of Total kwhs Generated	Net kwhs Generated (Thousands)	% of Total kwhs Generated
Subbituminous Coal	1,754,708	58.3%	1,891,394	53.5%
Lignite Coal	734,740	24.4	1,080,639	30.5
Wind and Hydro	467,301	15.5	494,394	14.0
Natural Gas and Oil	53,697	1.8	70,015	2.0
Total	3,010,446	100.0%	3,536,442	100.0%

OTP has the following primary coal supply agreements:

Plant	Coal Supplier	Type of Coal	Expiration Date
Big Stone Plant	Peabody COALSALES, LLC	Wyoming subbituminous	December 31, 2020
Coyote Station	Coyote Creek Mining Company, L.L.C.	North Dakota lignite	December 31, 2040
Hoot Lake Plant	Navajo Transitional Energy Co. (NTEC)	Montana subbituminous	December 31, 2023

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

In October 2012, OTP and its Coyote Station co-owners entered into a lignite sales agreement (LSA) with Coyote Creek Mining Company, L.L.C. (CCMC), a subsidiary of The North American Coal Corporation, for the purchase of Coyote Station’s coal requirements for the period May 2016 through December 2040. The price per ton being paid by the Coyote Station owners under the LSA reflects the cost of production, along with an agreed profit and capital charge. The LSA provides for the Coyote Station owners to purchase the membership interests in CCMC in the event of certain early termination events and also at the end of the term of the LSA. OTP’s share of unrecovered costs of CCMC as of December 31, 2019 were $50.4 million. See note 1 to our consolidated financial statements included in this report on Form 10-K for additional information.

OTP’s coal supply requirements for Hoot Lake Plant are secured under contract through December 2023. There are no fixed minimum purchase requirements under this agreement. In October 2019, NTEC purchased the assets of Cloud Peak Energy Resources LLC, including its Spring Creek Mine in southeast Montana, through bankruptcy court. For a two-day period in October, operations at the Spring Creek Mine were suspended due to a disagreement between the Montana Department of Environmental Quality and the NTEC. Subsequent to the suspension of operations, the two parties agreed to allow the mine to operate for an additional period while they work to resolve differences regarding the NTEC’s waiver of sovereign immunity from the state’s environmental laws.

Railroad transportation services to the Big Stone Plant and Hoot Lake Plant are provided under a common carrier rate by the BNSF Railway. The common carrier rate is subject to a mileage-based fuel surcharge. The basis for the fuel surcharge is the U.S. average price of retail on-highway diesel fuel. No coal transportation agreement is needed for Coyote Station as a mine-mouth facility.

The average cost of fuel consumed (including handling charges to the plant sites) per million British Thermal Units for the years 2019, 2018, and 2017 was $2.129, $1.977 and $2.224, respectively.

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

A breakdown of electric rate regulation by each jurisdiction follows:

		2019		2018
Rates	Regulation	% of Electric Revenues	% of kwh Sales	% of Electric Revenues	% of kwh Sales
MN Retail Sales	MN Public Utilities Commission	47.0%	53.5%	46.2%	54.1%
ND Retail Sales	ND Public Service Commission	33.8	36.6	33.9	36.8
SD Retail Sales	SD Public Utilities Commission	9.0	9.9	7.7	9.1
Transmission &Wholesale	Federal Energy Regulatory Commission	10.2	--	12.2	--
Total		100.0%	100.0%	100.0%	100.0%

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

With a few minor exceptions, OTP’s electric retail rate schedules currently provide for adjustments in rates based on the cost of fuel delivered to OTP’s generating plants, as well as for adjustments based on the cost of electric energy purchased by OTP. OTP also credits certain margins from wholesale sales to the fuel and purchased power adjustment. The adjustments for fuel and purchased power costs for 2019 were based on a two-month moving average in Minnesota and were applied to the next billing period after becoming applicable. Adjustments for fuel and purchased power costs are presently based on a three-month moving average in South Dakota and a four-month moving average in North Dakota and are applied to the next billing period after becoming applicable. These adjustments also include an over or under recovery mechanism, which is calculated on an annual basis in Minnesota and on a monthly basis in North Dakota and South Dakota. Minnesota has made changes to its fuel and purchased power cost recovery mechanism that took effect on January 1, 2020 (see discussion under Minnesota - Fuel and Purchased Power Costs Recovery below).

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

Merricourt Wind Energy Center (Merricourt)—On November 16, 2016 OTP entered into an Asset Purchase Agreement (the Purchase Agreement) with EDF Renewable Development, Inc. and certain of its affiliated companies (collectively, EDF) to purchase and assume the development assets and certain specified liabilities associated with Merricourt, a 150-megawatt (MW) wind farm in southeastern North Dakota, for a purchase price of approximately $34.7 million, subject to adjustments for interconnection costs. Also on November 16, 2016, OTP entered into a Turnkey Engineering, Procurement and Construction Services Agreement (the TEPC Agreement) with EDF-RE US Development, LLC (EDF-USD) pursuant to which EDF-USD will develop, design, procure, construct, interconnect, test and commission the wind farm with a targeted completion date in 2020 for consideration of approximately $200.5 million, subject to certain adjustments, payable following the closing of the Purchase Agreement in installments in connection with certain project construction milestones. The agreements contain customary representations, warranties, covenants and indemnities for this type of transaction. On October 26, 2017 the MPUC approved the facility under the Renewable Energy Standard making Merricourt eligible for cost recovery under the Minnesota Renewable Resource Recovery rider, subject to qualifications and reporting obligations. The MPUC’s final written order was issued on January 10, 2018. A final order for an Advance Determination of Prudence (ADP) for Merricourt, subject to qualifications and compliance obligations, and a Certificate of Public Convenience and Necessity were issued by the NDPSC on November 3, 2017. The phase-in rider approved by order of the SDPUC on March 6, 2019 includes recovery of Merricourt costs. The Merricourt generator interconnection agreement with MISO was approved by the FERC in April 2019.

In connection with action by the FERC, OTP and EDF-USD agreed, in the First Amendment to the Purchase Agreement and the TEPC Agreement dated June 11, 2019, to change the purchase price to $37.7 million and to make a related reallocation of responsibility for interconnection costs and liabilities. On July 16, 2019, OTP closed on the purchase of substantially all of the development assets and assumed certain specified liabilities from EDF related to Merricourt pursuant to the Purchase Agreement, as amended, for a purchase price of approximately $37.7 million, subject to certain adjustments, and issued the notice to EDF-USD to begin construction in August 2019. As of December 31, 2019, OTP had capitalized approximately $81.7 million in project costs and allowance for funds used during construction (AFUDC) associated with Merricourt. OTP expects the project will be completed in October 2020 and cost approximately $258 million.

Astoria Station—OTP is constructing this 245 MW simple-cycle natural gas-fired combustion turbine generation facility near Astoria, South Dakota, as part of its plan to reliably meet customers’ electric needs, replace expiring capacity purchase agreements and prepare for the planned retirement of its Hoot Lake Plant in 2021. A final order granting an ADP for Astoria Station was issued by the NDPSC on November 3, 2017, subject to certain qualifications and compliance obligations. On August 3, 2018 the SDPUC issued an order granting a site permit for Astoria Station. In a September 26, 2018 hearing the NDPSC established a Generation Cost Recovery Rider for future recovery of costs incurred for Astoria Station. On March 6, 2019 the SDPUC issued an order approving a settlement that allows a phase-in rider which includes recovery of Astoria Station costs. The interconnection agreement for Astoria Station was executed by MISO in December 2018 and accepted by the FERC in January 2019. Site preparation and excavation began in May 2019. As of December 31, 2019, OTP had capitalized approximately $58.7 million in project costs and AFUDC associated with Astoria Station. OTP expects the project will be completed in late 2020 or early 2021 and cost approximately $158 million.

Big Stone South–Ellendale Multi-Value Transmission Project (MVP)— This 345-kiloVolt (kV) transmission line, energized on February 6, 2019, extends 162 miles between a substation near Big Stone City, South Dakota and a substation near Ellendale, North Dakota. OTP jointly developed this project with Montana-Dakota Utilities Co., and the parties have equal ownership interest in the transmission line portion of the project. The MISO approved this project as an MVP under the MISO Open Access Transmission, Energy and Operating Reserve Markets Tariff (MISO Tariff) in December 2011. MVPs are designed to enable the MISO region to comply with energy policy mandates and to address reliability and economic issues affecting multiple areas within the MISO region. The cost allocation is designed to ensure the costs of transmission projects with regional benefits are properly assigned to those who benefit from the MVP. OTP capitalized costs of approximately $106 million on this project, including assets that are 100% owned by OTP.

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

On November 29, 2018 the MPUC extended the deadline for OTP’s next IRP filing from June 3, 2019 to June 1, 2020. The MPUC order cited two key environmental regulations for which the impacts on OTP facilities were not yet ascertainable: the federal Regional Haze Rule (RHR) promulgated by the Environmental Protection Agency (EPA) in 1999 and the Affordable Clean Energy (ACE) Rule proposed by the EPA in August 2018. On August 29, 2019 OTP filed a request to extend the next resource plan filing date from June 1, 2020 to September 1, 2021. The main reason for this request was to have more certainty on the North Dakota Department of Environmental Quality (NDDEQ) decision on the technology required to comply with the RHR. On December 5, 2019 the MPUC granted OTP’s request for an extension until September 1, 2021 to file its next resource plan. In connection with the extension, OTP is required to file a document detailing its bidding process and timeline for a solar project by April 15, 2020 and to make a compliance filing with the MPUC detailing proposed next steps for contract negotiations and filings by July 1, 2020. By December 31, 2020 OTP is required to make a supplemental filing modeling scenarios showing differing levels of RHR compliance costs, including a scenario where Coyote Station closes as an alternative to adding environmental controls. OTP is also required to provide a number of sensitivities for each scenario, including Minnesota environmental externalities and carbon regulatory costs.

Fuel and Purchased Power Costs Recovery—The MPUC issued an order authorizing the implementation of a new fuel clause adjustment mechanism to be implemented January 1, 2020. OTP will submit forecasted monthly fuel cost rates in advance for the upcoming twelve-month period beginning January 1 of each year. On approval by the MPUC, those rates will be published in advance of each year to give customers notice of the next year’s monthly fuel rates, and those will be the rates OTP will charge per kwh to cover fuel costs. OTP will track its actual costs throughout the year and then file an annual report with the MPUC comparing the actual cost per kwh to the billed cost per kwh to determine if any over or under collection of costs occurred. OTP would refund any over-collections, or in the case of an under-collection, be required to show prudence of costs incurred over forecast before being authorized recovery. The refund of any over-collection or recovery of any under-collection would be handled through a true-up mechanism.

This mechanism could result in reductions in Electric segment operating income margins, increase variability in consolidated net income in future periods if costs per kwh vary from forecasted costs per kwh, and cause an increase in working capital and short-term borrowings in the event recovery of all or a portion of excess costs is delayed or denied by the MPUC.

Renewable Energy Standards, Conservation, Renewable Resource Riders—Minnesota law favors energy conservation and load-management measures over the addition of new generation resources. In addition, Minnesota law requires the use of renewable resources where new supplies are needed, unless the utility proves that a renewable energy facility is not in the public interest. Minnesota law requires the MPUC, to the extent practicable, to quantify the environmental costs associated with each method of electricity generation, and to use such monetized values in evaluating generation resources. The MPUC must disallow any nonrenewable rate base additions (whether within or outside of the state) or any related rate recovery and may not approve any nonrenewable energy facility in an IRP, unless the utility proves that a renewable energy facility is not in the public interest. The state has prioritized the acceptability of new generation with wind and solar ranked first, the highest ranking, and coal and nuclear ranked fifth, the lowest ranking. The MPUC’s currently applicable estimate of the range of costs of future carbon dioxide (CO2) regulation to be used in modeling analyses for resource plans is $5.00 to $25.00 per ton of CO2 commencing in 2025, but this range is currently under review by the MPUC. The MPUC is required to annually update these estimates.

Minnesota has a renewable energy standard which requires OTP to generate or procure sufficient renewable generation such that the following percentages of total retail electric sales to Minnesota customers come from qualifying renewable sources: 17% by 2016; 20% by 2020 and 25% by 2025. OTP meets the current renewable sources requirements with a combination of owned renewable generation and purchases from renewable generation sources. Minnesota law also requires 1.5% of total Minnesota electric sales by public utilities to be supplied by solar energy by 2020. For a public utility with between 50,000 and 200,000 retail electric customers, such as OTP, at least 10% of the 1.5% requirement must be met by solar energy generated by or procured from solar photovoltaic devices with a nameplate capacity of 40 kWs or less. If approved by the MPUC, individual customer subscriptions to an OTP-operated community solar garden program of 40 kWs or less could be applied toward the 10% requirement. OTP has purchased sufficient solar renewable energy credits (SRECs) to meet 100% of its 2020 obligation and approximately 70% of its 2021 obligation.

Under certain circumstances and after consideration of costs and reliability issues, the MPUC may modify or delay implementation of the standards. OTP is evaluating potential options for maintaining compliance and meeting the solar energy standard beyond 2021. OTP’s compliance with the Minnesota renewable energy standard will be measured through the Midwest Renewable Energy Tracking System.

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

On May 25, 2016 the MPUC adopted changes to the MNCIP financial incentive. The model provides utilities an incentive of 13.5% of 2017 net benefits, 12% of 2018 net benefits and 10% of 2019 net benefits, assuming the utility achieves 1.7% savings compared to retail sales. The financial incentive is also limited to 40% of 2017 MNCIP spending, 35% of 2018 spending and 30% of 2019 spending. The new model reduces the MNCIP financial incentive by approximately 50% compared to the previous incentive mechanism. The MNDOC issued a decision on May 20, 2019 to extend all utilities 2017-2019 MNCIP plans one year, through 2020, with an incentive based on 30% of spending and 10% of net benefits.

On March 31, 2017 OTP requested approval for recovery of its 2016 MNCIP program costs not included in base rates, $5.0 million in performance incentives and an update to the MNCIP surcharge from the MPUC. On September 15, 2017 the MPUC issued an order approving OTP’s request with an effective date of October 1, 2017.

Based on results from the 2017 MNCIP program year, OTP recognized a financial incentive of $2.6 million in 2017. The 2017 program resulted in a decrease in energy savings compared to 2016 program results of approximately 10%. OTP requested approval for recovery of its 2017 MNCIP program costs not included in base rates on March 30, 2018. The request included a $2.6 million financial incentive and an update to the MNCIP surcharge from the MPUC. On June 13, 2018, in reply comments to a MNDOC recommendation for approval filed on May 30, 2018, OTP increased its request for a financial incentive to $2.9 million. On October 4, 2018, the MPUC issued an order approving OTP’s request of $2.9 million with an effective date of November 1, 2018, subject to further review by the MPUC to ensure no previous decisions conflict with the decision, with $0.3 million reserved for potential future refund. No refund was required, and the $0.3 million reserve was reversed and recorded as revenue in 2019.

Based on results from the 2018 MNCIP program year, OTP recognized a financial incentive of $3.0 million in 2018. OTP requested approval for recovery of its 2018 MNCIP program costs not included in base rates on April 1, 2019. The request included a $3.0 million financial incentive and an update to the MNCIP surcharge from the MNPUC. On October 24, 2019 the MPUC approved a $3.0 million financial incentive for 2018.

Based on results from the 2019 MNCIP program year, OTP recognized a financial incentive of $2.7 million in 2019. By April 1, 2020 OTP will request approval from the MPUC for recovery of the 2019 financial incentive and its 2019 program costs not included in base rates.

In 2016 the MNDOC opened a docket to investigate how investor-owned utilities calculate their avoided costs pertaining to transmission and distribution. Avoided costs are the basis of MNCIP program benefits which, going forward, will establish OTP’s financial incentive. On May 23, 2016 the MNDOC accepted OTP’s 2017 avoided costs calculation but required Minnesota investor-owned utilities to undergo an analysis of transmission and distribution avoided costs for 2018 and 2019. On September 29, 2017, the MNDOC issued a decision on utilities’ transmission and distribution avoided costs. The decision did not require OTP to update avoided costs or cost-effectiveness for the 2017-2019 MNCIP triennial plan. The decision directed OTP to use the discrete approach methodology to calculate avoided transmission and distribution costs as part of OTP’s 2020-2022 MNCIP plans. On May 20, 2019 the MNDOC issued a decision allowing OTP to use its 2017-2019 avoided costs for the 2020 MNCIP year. The decision also approved the use of OTP’s newly established avoided costs for the 2021-2023 MNCIP triennial plan expected to be filed with the MNDOC on June 1, 2020.

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

On June 11, 2018 the Minnesota Court of Appeals reversed the MPUC’s order related to the inclusion of Minnesota’s jurisdictional share of OTP’s investment in the Big Stone South–Brookings and Big Stone South–Ellendale MVPs and all revenues received from other utilities under MISO’s tariffed rates as a credit in OTP Minnesota TCR revenue requirement calculations. On July 11, 2018 the MPUC filed a petition for review of the MVP decision to the Minnesota Supreme Court, which has granted review of the Minnesota Court of Appeals decision. A decision by the Minnesota Supreme Court is expected in the second quarter of 2020.

On November 30, 2018 OTP filed its annual update and supplemental filing to the Minnesota TCR rider. In this filing two scenarios were submitted based on whether the Minnesota Supreme Court affirms the original decision by the Minnesota Court of Appeals to exclude the MVP projects from the TCR rider or overturns the Minnesota Court of Appeals decision and includes the two MVP projects in the TCR rider. In addition, on April 1, 2019, the MNDOC filed comments in OTP’s TCR rider docket, opposing OTP’s proposal for TCR rider recovery of these costs. The MPUC is not expected to act on the TCR rider until after the Minnesota Supreme Court has acted and additional briefing has occurred in the docket. The estimated amount credited to Minnesota customers under the TCR rider through December 31, 2019 and subject to recovery if the Minnesota Court of Appeals decision is upheld, is approximately $2.6 million. If the Minnesota Court of Appeals decision is upheld, there will be additional briefing in the pending TCR rider docket regarding the recovery of these costs.

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

Capital Structure Petition—Minnesota law requires an annual filing of a capital structure petition with the MPUC. In this filing the MPUC reviews the capital structure for OTP. Once the petition is approved, OTP may issue securities without further petition or approval, provided the issuance is consistent with the purposes and amounts set forth in the approved capital structure petition. The MPUC approved OTP’s most recent capital structure petition on July 19, 2019, allowing for an equity-to-total-capitalization ratio between 46.0% and 56.2%, with total capitalization not to exceed $1,331,302,000 until the MPUC issues a new capital structure order for 2020. OTP is required to file its 2020 capital structure petition no later than May 1, 2020.

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

General Rates—On November 2, 2017 OTP filed a request with the NDPSC for a rate review and an effective increase in annual revenues from non-fuel base rates of $13.1 million or 8.72%. The requested $13.1 million increase was net of reductions in North Dakota Renewable Resource Adjustment (NDRRA), TCR and ECR rider revenues that would have resulted from a lower allowed ROE and changes in allocation factors in the general rate case. In the request, OTP proposed an allowed return on rate base of 7.97% and an allowed ROE of 10.30%. On December 20, 2017 the NDPSC approved OTP’s request for interim rates to increase annual revenue collections by $12.8 million, effective January 1, 2018. In response to the reduction in the federal corporate tax rate under the TCJA, the NDPSC issued an order on February 27, 2018 reducing OTP’s annual revenue requirement for interim rates by $4.5 million to $8.3 million, effective March 1, 2018.

On March 23, 2018 OTP made a supplemental filing to its initial request for a rate review, reducing its request for an annual revenue increase from $13.1 million to $7.1 million, a 4.8% annual increase. The $6.0 million decrease included $4.8 million related to tax reform and $1.2 million related to other updates.

In a September 26, 2018 hearing the NDPSC approved an overall annual revenue increase of $4.6 million (3.1%) and a ROE of 9.77% on a 52.5% equity capital structure. This compares with OTP’s March 2018 adjusted annual revenue increase request of $7.1 million (4.8%) and a requested ROE of 10.3%. The NDPSC’s approval does not require any rate base adjustments from OTP’s original request and establishes a Generation Cost Recovery (GCR) rider for future recovery of costs incurred for Astoria Station. The net revenue increase reflects a reduction in income tax recovery requirements related to the TCJA and decreases in rider revenue recovery requirements. Final rates were effective February 1, 2019, with refunds of excess revenues collected under interim rates applied to customers’ April 2019 bills, including $0.8 million for amounts collected reflecting the higher tax rates under interim rates in effect in January and February 2018.

Renewable Resource Adjustment—OTP has a NDRRA rider which enables OTP to recover the North Dakota share of its investments in renewable energy facilities it owns. This rider allows OTP to recover costs associated with new renewable energy projects as they are completed, along with a return on investment. OTP submitted its 2016 annual update to the NDRRA rider rate on December 30, 2016, requesting a decrease to the NDRRA rate from 7.573% to 7.005%. The NDPSC approved the NDRRA 2016 annual update on March 15, 2017 with an effective date of April 1, 2017.

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

On May 1, 2019 the NDPSC approved OTP's request for an annual update to its NDRRA rider rate to -0.224% of base charges, based on an annual refund requirement of $235,000, effective for bills rendered on and after June 1, 2019. The refund requirement results from recovery of the Ashtabula, Langdon, and Luverne wind projects being moved into base rates as of December 31, 2018 as well as a reduction in revenue requirements related to the difference between the deferred tax asset for federal Production Tax Credits (PTCs) included in base rates and actual amounts associated with the Ashtabula and Langdon wind projects.

Effective in February 2019 with the implementation of general rates based on the results of OTP’s 2017 general rate case, recovery of renewable resource costs previously being recovered through the NDRRA rider transitioned to recovery in base rates.

On December 31, 2019 OTP filed its annual update to the NDRRA requesting approval for recovery of $3.8 million in renewable energy costs from its North Dakota customers. The $3.8 million is net of a credit of $0.5 million for amounts over-collected under the North Dakota ECR that will be credited to North Dakota customers through this RRA update.

Transmission Cost Recovery Rider—North Dakota law provides a mechanism for automatic adjustment outside of a general rate proceeding to recover jurisdictional capital and operating costs incurred by a public utility for new or modified electric transmission facilities. For qualifying projects, the law authorizes a current return on CWIP and a return on investment at the level approved in the utility's most recent general rate case. Based on the order in the general rate case, only certain costs will remain subject to refund or recovery through this rider: Southwest Power Pool (SPP) costs and MISO Schedule 26 and 26A revenues and expenses and costs related to rider projects still under construction in the test year used in the 2017 general rate case. This rider continues to be updated annually for new or modified electric transmission facilities and associated operating costs.

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

OTP filed its annual update to the North Dakota TCR rider on August 30, 2019 seeking recovery of approximately $5.7 million with a proposed effective date of January 1, 2020. The filing included seven new projects, updated costs associated with existing projects, details about the pending MISO ROE complaint, and details about SPP-related expenses. On December 18, 2019 the NDPSC approved the request.

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

Based on the order in the 2017 general rate case, project costs previously being recovered under the ECR rider will be recovered in base rates and reagent and emission allowance costs will be recovered through the energy adjustment rider. The rider was zeroed out at the implementation of final rates on February 1, 2019. On October 22, 2019 the NDPSC approved OTP’s request to decrease the ECR rate to zero effective November 1, 2019 and to include the final tracker balance in OTP’s December 31, 2019 annual update to its North Dakota RRA.

Generation Cost Recovery Rider—On May 15, 2019 the NDPSC approved OTP’s request to establish an initial GCR rider rate for recovery of OTP’s North Dakota jurisdictional share of the revenue requirements on its investment in Astoria Station, effective on bills rendered after July 1, 2019.

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

General Rates—On April 20, 2018 OTP filed a request with the SDPUC to increase non-fuel rates in South Dakota by approximately $3.3 million annually, or 10.1%, as the first step in a two-step request. Interim rates were effective October 18, 2018. The second step in the request was an additional 1.7% revenue increase to recover costs for Merricourt when the wind generation facility goes into service.

The SDPUC approved a partial settlement on March 1, 2019 on all issues of the rate case except ROE. The partial settlement included approval of a phase-in plan to provide for a return on amounts invested in Astoria Station and Merricourt, which addressed the second step of the request for increased rates in South Dakota. The partial settlement also included a moratorium on filing another general rate case in South Dakota until the new generation projects have been in service for a year. The partial settlement also allowed OTP to retain the impact of lower tax rates related to the TCJA from January 1, 2018 through October 17, 2018 resulting in the reversal of an accrued refund liability and recognition of $1.0 million in revenue in the first quarter of 2019. The SDPUC approved the ROE portion of the rate case on May 14, 2019. Pursuant to the May 30, 2019 order, OTP’s allowed ROE was set at 8.75%, resulting in an annual revenue increase of approximately $2.2 million prior to the approval of a June 28, 2019 stipulation agreement discussed below. Final rates went into effect August 1, 2019. An interim rate refund for the lower ROE going back to October 18, 2018 was applied to South Dakota customers’ October 2019 bills.

On July 9, 2019 the SDPUC approved a stipulation agreement entered into by OTP with SDPUC staff for the purpose of correcting a mistake in OTP’s rate base in its 2018 general rate case docket. The revenue requirement stated in the SDPUC’s final order dated May 30, 2019 understated the correct amount of OTP's South Dakota share of electric transmission plant in service by approximately $4.1 million. For South Dakota ratemaking purposes, the understatement resulted in an annual revenue requirement shortfall of approximately $341,000. To address the shortfall, the parties agreed that OTP would file an update to its South Dakota TCR rider. OTP was authorized full recovery of the transmission rate base correction reflected in the TCR rider tracker beginning as of the first date of interim rates, October 18, 2018, with the TCR rider rate update going into effect on October 1, 2019. The stipulation agreement had the effect of increasing the non-fuel annual revenue increase in the general rate case to approximately $2.6 million or 7.7%, which is 69% of the adjusted requested annual revenue increase of approximately $3.7 million or 11.1%.

To ensure rates are appropriately set under the stipulation, the parties agreed to establish an earnings sharing mechanism to share with customers any weather-normalized earnings above the authorized ROE of 8.75%. OTP's annual weather-normalized earnings are reported each year by June 1 in its jurisdictional annual report, which will be used to determine the earnings level for purposes of calculating any refund. The earnings sharing mechanism requires that OTP will refund to customers 50% of any weather-normalized revenue that corresponds to the earnings in excess of its authorized ROE, up to a maximum of 9.50% ROE for a particular year. OTP will refund 100% of any earnings above 9.50% each year. In the event a refund is due under this provision, OTP will notify the SDPUC of the refund amount and plan for crediting customers within 30 days of filing its South Dakota jurisdictional annual report.

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

On November 1, 2016 OTP filed the annual update to the South Dakota TCR rider. OTP made a supplemental filing on January 20, 2017 to include updated costs through December 2016 as well as updated forecast information. On February 17, 2017 the SDPUC approved OTP’s annual update to its TCR rider, with an effective date of March 1, 2017. On November 1, 2017 OTP filed the annual update to the South Dakota TCR rider with a requested annual revenue requirement of $1.8 million and effective date of March 1, 2018. A supplemental filing was made on January 29, 2018 to reflect updated costs and collections and incorporate the impact of the federal corporate income tax rate under the TCJA. The updated annual revenue requirement request remained at $1.8 million and was approved by the SDPUC on February 28, 2018 with an effective date of March 1, 2018. Effective October 18, 2018, with the implementation of interim rates under South Dakota general rate case proceedings, the TCR rate was decreased to reflect an annual revenue requirement of $1.2 million as a result of certain costs being transitioned to recovery through interim rates and proposed for ongoing recovery in final base rates at the end of the 2018 general rate case.

OTP made a supplemental filing for the South Dakota TCR rider on February 1, 2019. In an order dated February 20, 2019 the SDPUC approved the supplemental filing and rates effective March 1, 2019. Two new projects were approved for recovery under the rider: The Lake Norden area transmission upgrade project with a recovery date effective January 1, 2019 and the Big Stone South – Ellendale project with a recovery date effective January 1, 2020.

On September 17, 2019 the SDPUC approved OTP’s supplemental TCR rider filing update request to address the transmission rate base correction disclosed in the 2018 general rate case docket with updated rates effective October 1, 2019.

OTP filed its annual update to the South Dakota TCR rider on October 31, 2019 seeking recovery of $2.4 million with a proposed effective date of March 1, 2020.

Environmental Cost Recovery Rider—OTP has an ECR rider in South Dakota to recover its South Dakota jurisdictional share of the revenue requirements associated with its investment in the Big Stone Plant AQCS and Hoot Lake Plant MATS projects. On August 31, 2017 OTP filed its 2017 update to the ECR rider, requesting recovery of approximately $2.1 million in annual revenue. The SDPUC approved the request on October 13, 2017 with an effective date of November 1, 2017. Effective October 18, 2018, with the implementation of interim rates under South Dakota general rate case proceedings, the ECR rate was decreased to -$0.00075/kwh to refund $0.2 million previously collected under the rider. The ending balance of the South Dakota ECR rider at the conclusion of interim rates was refunded to South Dakota customers along with their October 2019 interim rate refunds.

Phase-In Rate Plan Rider—On May 31, 2019 OTP petitioned the SDPUC for approval of its initial rate for the Phase-In Rate Plan Rider as described in OTP’s most recent South Dakota general rate case settlement stipulation and approved by the SDPUC’s order in that rate case. The petition is OTP’s initial filing for the rider to recover, in OTP’s South Dakota jurisdiction, actual and forecasted costs for Astoria Station and Merricourt, and forecasted net benefits associated with additional load growth in the Lake Norden area.

On August 21, 2019 the SDPUC approved OTP’s supplemental filing for its South Dakota Phase-In Rate Plan Rider effective September 1, 2019.

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

On May 1, 2018 OTP filed its 2017 South Dakota EEP Status Report, financial incentive, and surcharge adjustment with the SDPUC. The filing requested approval of an incentive of $134,700 and an increase in the EEP surcharge from $0.00138/kwh to $0.00155/kwh effective July 1, 2018. The SDPUC approved the request on June 26, 2018. On September 21, 2018 OTP filed a modification to its 2016-2019 EEP Plan. This modification requested an additional $250,000 annually for three years starting in 2019. The increased budget was requested to pay additional rebates for a large customer that is planning to make significant energy efficiency investments in its expanding facilities. On December 11, 2018, the SDPUC approved the request.

On May 1, 2019 OTP filed its 2018 South Dakota EEP Status Report, financial incentive and surcharge adjustment with the SDPUC. The filing requested approval of an incentive of $134,700 and an increase in the EEP surcharge to $0.00164/kwh effective July 1, 2019. The SDPUC approved the request on June 13, 2019. By May 1, 2020 OTP plans to file its 2019 South Dakota EEP Status Report, financial incentive and surcharge adjustment with the SDPUC. The filing will request approval of an incentive of $209,700 and an update of the EEP surcharge with a July 1, 2020 effective date.

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

Transmission Tariff ROE Complaints—On November 12, 2013 a group of industrial customers and other stakeholders filed a complaint with the FERC seeking to reduce the ROE component of the transmission rates that MISO transmission owners, including OTP, may collect under the MISO Tariff. The complainants sought to reduce the 12.38% ROE used in MISO’s transmission rates to a proposed 9.15%. The complaint established a 15-month refund period from November 12, 2013 to February 11, 2015. A non-binding decision by the presiding Administrative Law Judge (ALJ) was issued on December 22, 2015 finding that the MISO transmission owners’ ROE should be 10.32%, and the FERC issued an order on September 28, 2016 setting the base ROE at 10.32%. Several parties requested rehearing of the September 2016 order.

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

On November 21, 2019 the FERC adopted a different two-step ROE model and capital asset pricing model to determine whether a jurisdictional public utility’s rate of ROE is just and reasonable under section 206 of the Federal Power Act. Applying the new methodology in complaints against the MISO transmission owners, the FERC determined that the MISO transmission owners’ current base ROE should be 9.88%. The FERC also stated it will use ranges of presumptively just and reasonable ROEs in its analysis of whether existing ROEs have become unjust and unreasonable. This order also implemented the FERC’s revised methodology in the two complaints against the MISO transmission owners’ base ROE. The order granted rehearing on the first complaint, found the existing 12.38% ROE unjust and unreasonable, and directed the MISO transmission owners to adopt a 9.88% ROE effective September 28, 2016, and to provide refunds. The order also dismissed the second complaint and found the record in that proceeding did not support a finding that the 9.88% ROE established in the first complaint proceeding had become unjust and unreasonable.

As a result of the FERC granting rehearing on the first complaint and finding the existing 12.38% ROE unjust and unreasonable and directing the MISO transmission owners to adopt a 9.88% ROE, OTP increased its total refund provision related to the ROE complaints from $1.6 million to $3.0 million as of December 31, 2019. The $3.0 million includes provisions for:

●

an additional $0.2 million refund related to the first complaint as a result of reducing the reasonable ROE from 10.32%, established in the FERC’s September 28, 2016 refund order, to the newly established 9.88% ROE,

●

a $1.3 million refund for the period from September 28, 2016 through December 31, 2019 related to a reduction in the current ROE from 10.82% to 10.38% based on the newly established 9.88% reasonable ROE for the first complaint period plus the 50-point RTO adder granted by the FERC on January 5, 2015, and

●

a $1.5 million refund related to the second complaint period in response to requests for rehearing on the FERC’s decision to dismiss the second complaint based on a potential reduction in the reasonable ROE for that period from 12.38% to 9.88% plus the 50-point RTO adder.

In response to the FERC’s November 21, 2019 order, the MISO Transmission Owners (including OTP) and others filed requests seeking rehearing of the FERC’s November 21, 2019 order, and a group of parties filed with the U.S. Court of Appeals for the District of Columbia (D.C. Circuit) a protective appeal.

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

To ensure our compliance with NERC standards, the MRO periodically audits OTP. MRO’s 2019 audit of OTP has concluded without any material findings.

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

OTP has been involved in a MISO process re-establishing the right of transmission owners to elect the initial funding of electric transmission projects required to support the interconnection of the generator’s project to the MISO transmission system. In 2018 the D.C. Circuit vacated earlier FERC orders limiting transmission owners’ initial funding of transmission upgrade projects required by generator interconnections. As a result, the MISO Tariff and related agreements establish once again that MISO transmission owners have the option to initially fund the construction of certain qualifying interconnection-related transmission upgrades, sometimes referred to as the “self-fund option” or “self-fund.” Thus, under the self-fund option, the Company, as a MISO transmission owner, can invest the initial capital for such qualifying upgrades and earn a return on and of the capital investment from interconnection customers over the period of the applicable service agreements.

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

OTP and other Minnesota electric transmission owners (collectively, Amici Utilities) are involved in a federal lawsuit and subsequent 8th Circuit appeal filed by LSP Transmission Holdings, LLC (LSP) challenging a Minnesota statute granting incumbent electric transmission owners a right of first refusal to construct new transmission facilities connected to existing facilities. LSP has argued that the Minnesota law violates the dormant Commerce Clause of the U.S. Constitution. A federal district court rejected that argument, and LSP appealed. The Amici Utilities support the Minnesota right of first refusal law as a reasoned policy judgment by the State of Minnesota and thus not subject to challenge under the dormant Commerce Clause. The appeal has been briefed and oral arguments heard, with a decision expected in early 2020.

OTP is unable to predict the impact on its operations resulting from future regulatory activities, from future legislation or from future taxes that may be imposed on the source or use of energy.

Environmental Regulation

Impact of Environmental Laws—OTP’s existing generating plants are subject to stringent federal and state standards and regulations regarding, among other things, air, water and solid waste pollution. In the five years ended December 31, 2019 OTP invested approximately $39.5 million in environmental control facilities. The 2020 and 2021 construction budgets include approximately $0.4 million and $1.2 million, respectively, for environmental equipment for existing facilities. Additional expenditures may be required depending on the outcome of various environmental regulations currently under consideration for implementation, and such expenditures could be material.

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

The national Acid Rain Program NOx emission reduction goals are achieved by imposing mandatory emissions standards on individual sources. All of OTP’s generating facilities met the NOx standards during 2019.

The Cross-State Air Pollution Rule (CSAPR) requires SO2 and NOx emission reductions in primarily eastern states in order to allow downwind states to achieve national ambient air quality standards (NAAQS). CSAPR's Phase 1 emission budgets began on January 1, 2015 for the annual SO2 and NOx programs, with stricter Phase 2 budgets beginning in 2017.

The CSAPR rule applies to OTP’s Solway gas peaking plant and the Hoot Lake coal-fired plant in Minnesota. Minnesota is considered a Group 2 state for SO2 compliance. Any SO2 allowances that need to be obtained for Hoot Lake Plant will need to be from an entity in a Group 2 state. Hoot Lake met the CSAPR requirements in 2019 without acquiring additional allowances.

On September 7, 2016 the EPA finalized a CSAPR update to address interstate emission transport with respect to the more recent 2008 ozone NAAQS. The CSAPR update on interstate emission transport does not apply to Minnesota, North Dakota and South Dakota.

On October 1, 2015 the EPA announced that it tightened the primary and secondary NAAQS for ozone from 75 parts per billion (ppb) to 70 ppb. On November 16, 2017 the EPA issued a final rule determining that all of the areas in the states in which OTP operates will be designated as attainment/unclassifiable.

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

Air Quality – Hazardous Air Pollutants—On December 16, 2011 the EPA signed a final rule to reduce mercury and other air toxics emissions from power plants known as the MATS rule. With the installation of new pollution control equipment in 2015, OTP's affected units are meeting current requirements. Emissions monitoring equipment and/or stack testing is being used to verify compliance with the standards. On December 28, 2018 the EPA issued a proposed rule that provides that it is not “appropriate and necessary” to regulate hazardous air pollutants from power plants; however, the EPA declined to propose rescission or repeal of MATS. The proposed rule also addresses the CAA requirement to conduct a risk and technology review for power plants, which concludes no revisions to MATS are warranted.

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

Air Quality – Regional Haze Program—The CAA establishes a national visibility goal to prevent any future, and remedy any existing, anthropogenic visibility impairment in Class I air quality areas. The EPA’s RHR, as adopted in 1999 and revised most recently on January 10, 2017, implements the CAA’s visibility protection provisions. The RHR requires states to determine the consistent rate of progress over time necessary to attain natural visibility conditions on the twenty percent most anthropogenically impaired days by the year 2064. The first RHR implementation period covered the years 2008-2018 (Round 1) and focused on applying Best Available Retrofit Technology (BART) to certain large stationary sources that were in existence on August 7, 1977 but were not in operation before August 7, 1962. Big Stone Plant was determined to be subject to BART, and therefore was required to install Selective Catalytic Reduction and separated over-fire air to reduce NOx emissions, dry flue gas desulfurization to reduce SO2 emissions, and a new baghouse for particulate matter control. The Big Stone Plant compliant AQCS equipment was placed into commercial operation on December 29, 2015. Coyote Station is not a BART-eligible source but was ultimately required to install separated over-fire air to reduce NOx emissions as a reasonable progress source.

The second RHR implementation period will cover the years 2018-2028 (Round 2), with state implementation plans (SIPs) due to be submitted to the EPA by July 31, 2021 and an anticipated compliance date on or before December 31, 2028. For Round 2, states are required to assess reasonable progress with the RHR and determine what additional emission reductions are appropriate. As part of this assessment, the NDDEQ requested that Coyote Station provide an analysis of technically feasible SO2 and NOx emissions control options, which OTP provided in January 2019.

On August 20, 2019 the EPA released a guidance document to assist states with preparation of Round 2 SIPs. The guidance describes eight steps for states to follow, including a step which involves decisions on which emissions control measures are necessary to make reasonable progress. The guidance stresses that a state should generally make control decisions that are reasonably consistent among and across sources within the state.

OTP understands the NDDEQ intends to require sources subject to Round 2 reasonable progress determinations, including Coyote Station, to undertake emissions control measures that are reasonably consistent with those required of sources during Round 1. While this process is still in the early stages, if the NDDEQ maintains its initial position, OTP anticipates that significant emissions controls would be required at Coyote Station by December 31, 2028 in order to maintain compliance with the RHR. In light of the costs for such emissions control equipment, there are scenarios where it may not be economically feasible to invest in such equipment and an early retirement of the Coyote Station would therefore be necessary. OTP and the other three co-owners of Coyote Station have been evaluating, and will continue to evaluate, alternative scenarios for the future of Coyote Station as the process with the NDDEQ and other stakeholders evolves. This process could take several years to finalize. The costs related to an early retirement of Coyote Station would be material to OTP and the Company and would be subject to state commission approval for recovery from customers. See note 1 to our consolidated financial statements included in this report on Form 10-K for additional information on Coyote Station.

In order to meet the July 31, 2021 SIP submittal deadline, the NDDEQ has indicated that it will begin drafting a SIP in mid-2020 and provide preliminary control scenarios to the Western Regional Air Partnership in the first quarter of 2020 (for purposes of regional visibility modeling). The NDDEQ expects to provide a proposed SIP for public comment in the first or second quarter of 2021.

As discussed above, OTP was required by the MPUC to model a scenario in which Coyote Station is retired in 2028.

Air Quality – Greenhouse Gas (GHG) Regulation—Combustion of fossil fuels for the generation of electricity is a considerable stationary source of CO2 emissions in the United States and globally. OTP is an owner or part-owner of three baseload, coal-fired electricity generating plants and three fuel-oil or natural gas-fired combustion turbine peaking plants with a combined net dependable capacity of 650 MW. In 2019 these plants emitted approximately 3.0 million (short) tons of CO2.

In April 2007, the U.S. Supreme Court issued a decision that determined that the EPA has authority to regulate CO2 and other GHGs from automobiles as “air pollutants” under the CAA. The EPA thereafter conducted a rulemaking to determine whether GHG emissions contribute to climate change “which may reasonably be anticipated to endanger public health or welfare.” While this case addressed a provision of the CAA related to emissions from motor vehicles, a parallel provision of the CAA applies to stationary sources such as electric generators. The EPA determined the parallel provision would be automatically triggered once the EPA began regulating motor vehicle GHG emissions. The first step in the EPA rulemaking process was the publication of an endangerment finding in the December 15, 2009 Federal Register where the EPA found that CO2 and five other GHGs – methane, nitrous oxide, hydrofluorocarbons, perfluorocarbons and sulfur hexafluoride (SF6) threaten public health and the environment.

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

The final ACE Rule under CAA Section 111(d) went into effect on September 6, 2019. The rule establishes guidelines for states to use in developing plans to address GHG emissions from existing coal fired power plants. Notably, the final rule establishes heat rate improvements as the best system of emissions reductions for reducing carbon dioxide emissions. Heat rate is a measure of the amount of energy required to generate a unit of electricity. States will establish unit-specific standards of performance that reflect the emission limitation achievable through certain candidate heat-rate improvement technologies. Simultaneously with the final ACE Rule, the EPA took action to repeal the Clean Power Plan, and the EPA also finalized revisions to the timing and content requirements of Section 111(d) state implementation plan submissions. The final ACE Rule does not include any final action regarding New Source Review. States now have until mid-2022 to submit a state implementation plan. Several petitioners have filed challenges to the rule in the D.C. Circuit. On November 22, 2019 the court denied the EPA’s request for expedited review and petitioners’ requests to hold the case in abeyance, pending administrative reconsideration of the ACE Rule.

Several states and regional organizations have or will develop state-specific or regional legislative initiatives to reduce GHG emissions through mandatory programs. In 2007 the state of Minnesota passed legislation regarding renewable energy portfolio standards that requires retail electricity providers to obtain 25% of the electric energy sold to Minnesota customers from renewable sources by the year 2025. Additionally, in 2013 the state of Minnesota passed a provision that requires public utilities to generate or procure sufficient electricity generated by solar energy to serve its retail electricity customers in Minnesota so that by the end of 2020, at least 1.5% of the utility's total retail electric sales to retail customers in Minnesota is generated by solar energy. The Minnesota legislature set a January 1, 2008 deadline for the MPUC to establish an estimate of the likely range of costs of future CO2 regulation on electricity generation. The legislation also set state targets for reducing fossil fuel use, included goals for reducing the state's output of GHGs, and restricted importing electricity that would contribute to statewide power sector CO2 emission. The MPUC, in its order dated December 21, 2007, established an estimate of future CO2 regulation costs at between $4.00 per ton and $30.00 per ton emitted in 2012 and after. Annual updates of the range are required. For 2018 and 2019 the range is $5 to $25 per ton, and the applicable effective date to begin using CO2 costs in resource planning decisions is 2025. Both the range of costs and the effective date are currently under review by the MPUC. A decision is expected by March 31, 2020. It is likely that both the range of costs and the effective date will remain the same for 2020-2021.

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

While the eventual outcome of GHG regulation is unknown, OTP is taking steps to reduce its carbon footprint and mitigate levels of CO2 emitted in the process of generating electricity for its customers through the following initiatives:

●

Supply efficiency and reliability: Since 2005, SO2, NOx and mercury emitted from OTP’s fossil fuel-fired plants have decreased 61%, 78% and 29%, respectively. OTP’s efforts to increase plant efficiency and add renewable energy to its resource mix have reduced its CO2 intensity. Between 2005 and 2019 OTP decreased its overall system average CO2 emissions intensity by approximately 24%. Further reductions are expected with the planned addition of Merricourt and replacement of Hoot Lake Plant generation with the Astoria Station natural gas-fired generation plant.

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

Effluent limits specific to Hoot Lake Plant and Coyote Station are incorporated into their National Pollutant Discharge Elimination System (NPDES) permits. Big Stone Plant is a zero-discharge facility and therefore does not have a NPDES permit. On November 3, 2015 the EPA published the final rule that sets technology-based effluent limitations on certain types of discharges. Generally, the final rule establishes new requirements for wastewater streams from wet flue gas desulfurization, fly ash transport, and bottom ash transport. Although the EPA is currently reconsidering portions of the 2015 rule, OTP’s facilities either utilize dry ash handling or use transport water in a closed loop manner. Therefore, OTP anticipates minimal impact from the rule.

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

OTP owns five small dams on the Otter Tail River, which are subject to FERC licensing requirements. A license for all five dams was issued on December 5, 1991. In June 2015 OTP notified the FERC of its intent to relicense these dams. The current FERC license expires in 2021 and the licensing process takes approximately 5 years. The FERC completed the scoping meeting in the fall of 2016 and issued a study plan determination in April 2017. OTP completed the first round of studies in 2017 and a second round in 2018. These studies were followed by the filing of the license application in November 2019. OTP expects the FERC to issue an order on the license application in 2021. Total nameplate rating (manufacturer’s expected output) of the five dams is 3,250 kW.

Solid Waste—Permits for disposal of ash and other solid wastes have been issued for the Coyote Station, the Big Stone Plant and the Hoot Lake Plant.

On December 19, 2014 the EPA announced a final rule regulating coal combustion residuals (CCR) under the Resource Conservation and Recovery Act regulating the disposal of coal ash generated from the combustion of coal by electric utilities under Subtitle D’s nonhazardous provisions. The rule has required OTP to complete certain actions, such as installing additional groundwater monitoring wells and investigating whether existing surface impoundments should be retired or retrofitted with liners. The Big Stone Plant surface impoundment was closed by removing all CCR material and replaced with new ash handling technology in 2018. A similar project was completed at Coyote Station in 2019. Existing landfill cells can continue to operate as designed, but future expansions may require composite liner and leachate collection systems. On December 20, 2016 the Water Infrastructure Improvements for the Nation (WIIN) Act was signed into law. The WIIN Act allows states to regulate CCR if the state standards are at least as protective as the EPA CCR Rule. North Dakota has begun a process to incorporate the CCR rule.

At the request of the Minnesota Pollution Control Agency (MPCA), OTP had an ongoing investigation at its former, closed Hoot Lake Plant ash disposal sites. The MPCA continues to monitor site activities under its Voluntary Investigation and Cleanup Program. OTP completed projects from 2014 through 2017 that removed the ash in its entirety from all four Voluntary Investigation and Cleanup Program areas and placed it in OTP’s permitted disposal area.

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

Capital Expenditures

In order to meet customer needs, OTP is continually expanding, replacing and improving its electric facilities. During 2019 approximately $187 million in cash was invested for additions and replacements to its electric utility properties. During the five years ended December 31, 2019 gross electric property additions, including CWIP, were approximately $700 million and gross retirements were approximately $93 million. OTP estimates that during the five-year period 2020-2024 it will invest approximately $897 million for electric construction, including:

●

$260 million for renewable wind and solar energy generation and conservation, including Merricourt, scheduled for completion in 2020, the exercise of a purchase option to transfer the Ashtabula III wind farm to OTP in 2022, an investment in solar generation in 2023, and routine wind-power replacement projects.

●

$169 million for numerous potential technology and infrastructure projects to transform future operations, including automated metering, telecommunications, geographic information systems, work and asset management systems, financial information systems, system infrastructure reliability improvements, outage management systems, and storage projects.

●	$134 million for routine distribution plant replacement projects.
●	$117 million for transmission assets including new construction and routine replacement projects.
●	$99 million for the Astoria Station natural gas-fired generation plant to replace Hoot Lake Plant capacity.

The remaining $118 million of the 2020-2024 anticipated capital expenditures is for asset replacements, additions and improvements to OTP’s other generation and general plant. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Capital Requirements” section for further discussion.

Franchises

At December 31, 2019 OTP had franchises to operate as an electric utility in substantially all of the incorporated municipalities it serves. All franchises are nonexclusive and generally were obtained for 20-year terms, with varying expiration dates. No franchises are required to serve unincorporated communities in any of the three states that OTP serves. OTP believes that its franchises will be renewed prior to expiration.

Employees

At December 31, 2019 OTP had 654 equivalent full-time employees. A total of 384 OTP employees are represented by local unions of the International Brotherhood of Electrical Workers under two separate contracts expiring on August 31, 2020 and October 31, 2020. OTP has not experienced any strike, work stoppage or strike vote, and considers its present relations with employees to be good.

MANUFACTURING

General

Manufacturing consists of businesses engaged in the following activities: contract machining, metal parts stamping, fabrication and painting, and production of plastic thermoformed horticultural containers, life science and industrial packaging, and material handling components and extruded raw material stock.

The Company derived 30%, 29% and 27% of its consolidated operating revenues and 13%, 14% and 11% of its consolidated operating income from the Manufacturing segment for the years ended December 31, 2019, 2018 and 2017, respectively. Following is a brief description of each of these businesses:

BTD Manufacturing, Inc. (BTD), with headquarters located in Detroit Lakes, Minnesota, is a metal stamping and tool and die manufacturer that provides its services mainly to customers in the Midwest. BTD stamps, fabricates, welds, paints and laser cuts metal components according to manufacturers’ specifications primarily for the recreational vehicle, agricultural, oil and gas, lawn and garden, industrial equipment, health and fitness and enclosure industries in its facilities in Detroit Lakes and Lakeville, Minnesota, Washington, Illinois and Dawsonville, Georgia. BTD’s Illinois facility also manufactures and fabricates parts for off-road equipment, mining machinery, oil fields and offshore oil rigs, wind industry components, broadcast antennae and farm equipment. BTD's Georgia facility offers a wide range of metal fabrication services ranging from simple laser cutting services and high volume stamping to complex weldments and assemblies for metal fabrication buyers and original equipment manufacturers.

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

Product Distribution

The principal method for distribution of the manufacturing companies’ products is by direct shipment to the customer by common carrier ground transportation. No single customer or product of the Company’s manufacturing companies accounted for 10% of the Company’s consolidated revenue in 2019. However, the top two customers combined accounted for 35% and the top five customers combined accounted for over 54% of 2019 Manufacturing segment revenue.

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

Raw Materials Supply

The companies in the Manufacturing segment use raw materials in the products they manufacture, including steel, aluminum, and polystyrene and other plastics resins. Both pricing increases and availability of these raw materials are concerns of companies in the Manufacturing segment. The companies in the Manufacturing segment attempt to pass increases in the costs of these raw materials on to their customers. Increases in the costs of raw materials that cannot be passed on to customers could have a negative effect on profit margins in the Manufacturing segment. Additionally, a certain amount of residual material (scrap) is a by-product of the manufacturing and production processes used by the Company’s manufacturing companies. Declines in commodity prices for these scrap materials due to weakened demand or excess supply can negatively impact the profitability of the Company’s manufacturing companies as it reduces their ability to mitigate the cost associated with excess material.

Backlog

The Manufacturing segment has backlog in place to support 2019 revenues of approximately $179 million compared with $211 million one year ago. Material price deflation is driving backlog down by $19 million and the remaining $13 million decrease in backlog is volume driven.

Capital Expenditures

Capital expenditures in the Manufacturing segment typically include additional investments in new manufacturing equipment or expenditures to replace worn-out manufacturing equipment. Capital expenditures may also be made for the purchase of land and buildings for plant expansion and for investments in management information systems. During 2019, cash expenditures for capital additions in the Manufacturing segment were approximately $14 million. Total capital expenditures for the Manufacturing segment during the five-year period 2020-2024 are estimated to be approximately $67 million.

Employees

At December 31, 2019 the Manufacturing segment had 1,346 full-time employees. There were 1,145 full-time employees at BTD and 201 full-time employees at T.O. Plastics as of December 31, 2019.

PLASTICS

General

Plastics consists of businesses producing PVC pipe at plants in North Dakota and Arizona. The Company derived 20%, 22% and 22% of its consolidated operating revenues and 21%, 25% and 22% of its consolidated operating income from the Plastics segment for the years ended December 31, 2019, 2018 and 2017, respectively. Following is a brief description of these businesses:

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

Customers

PVC pipe products are marketed through a combination of independent sales representatives, company salespersons and customer service representatives. Customers for the PVC pipe products consist primarily of wholesalers and distributors throughout the northern, midwestern, south-central, western and northwest United States. The principal method for distribution of the PVC pipe companies’ products is by common carrier ground transportation. No single customer of the PVC pipe companies accounted for over 10% of the Company’s consolidated revenue in 2019. However, two customers combined accounted for 46% of 2019 Plastics segment revenue.

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

The PVC resins are acquired in bulk and shipped to point of use by rail car. There are three vendors Northern Pipe and Vinyltech can source to supply their PVC resin requirements. Two vendors provided over 99% of total resin purchases in 2019 and 2018. The supply of PVC resin may also be limited primarily due to manufacturing capacity and the limited availability of raw material components. Most U.S. resin production plants are located in the Gulf Coast region, which is subject to risk of damage to the plants and potential shutdown of resin production because of exposure to hurricanes that occur in that part of the United States. In 2017, Hurricane Harvey caused major resin suppliers in the Gulf Coast region to shut down production facilities impacting raw material availability. The loss of a key vendor, or any interruption or delay in the supply of PVC resin, could disrupt the ability of the Plastics segment to manufacture products, cause customers to cancel orders or require incurrence of additional expenses to obtain PVC resin from alternative sources, if such sources were available. Both Northern Pipe and Vinyltech believe they have good relationships with their key raw material vendors.

Due to the commodity nature of PVC resin and PVC pipe and the dynamic supply and demand factors worldwide, historically the markets for both PVC resin and PVC pipe have been very cyclical with significant fluctuations in prices and gross margins.

Capital Expenditures

Capital expenditures in the Plastics segment typically include investments in extrusion machines and support equipment. During 2019, cash expenditures for capital additions in the Plastics segment were approximately $5 million. Total capital expenditures for the five-year period 2020-2024 are estimated to be approximately $20 million to replace existing equipment.

Employees

At December 31, 2019 the Plastics segment had 168 full-time employees. Northern Pipe had 94 full-time employees and Vinyltech had 74 full-time employees as of December 31, 2019.

Item 1A. RISK FACTORS

RISK FACTORS AND CAUTIONARY STATEMENTS

Our businesses are subject to various risks and uncertainties. Any of the risks described below or elsewhere in this report on Form 10-K or in our other SEC filings could materially adversely affect our business, financial condition, results of operations and cash flows. Additional risks and uncertainties we are not presently aware of or that we currently consider immaterial may also affect our business, financial condition, results operations and cash flows.

Oversight of Risk and Related Processes

A key accountability of the Board of Directors is the oversight of material risk. Management and the Board of Directors have responsibility for overseeing the identification and mitigation of top risks. Management identifies and analyzes risks to determine the impact and other attributes such as timing, likelihood and management control. Identification and analysis occur formally through a top risk assessment conducted by senior management, the financial disclosure process, and internal auditing and compliance with financial and operational controls. Management also identifies and analyzes risk through development of goals and key performance indicators, which include risk identification to determine barriers to implementing our strategy. We promote a culture of compliance, including tone at the top. The process for risk mitigation includes adherence to our code of conduct and compliance policies, operation of formal risk management structures and overall business management to mitigate the risks inherent in the implementation of strategy. We manage and further mitigate risks through formal risk management structures, including a management executive risk committee and services such as internal audit/business risk management and legal. Management communicates regularly with our Board of Directors and key stakeholders regarding risk. Senior management presents and communicates a periodic risk assessment to our Board of Directors which provides information on the risks management believes are material, including the earnings impact, timing, likelihood and management control. The Board of Directors approaches oversight, management and mitigation of risk as an integral and continuous part of its governance of Otter Tail Corporation. The Board of Directors regularly reviews management’s top risk assessment and analyzes areas of existing and future risks and opportunities. Finally, the Board of Directors conducts an annual strategy session where our future plans and initiatives are reviewed.

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

Existing environmental laws or regulations may be revised, and new laws or regulations may be adopted or become applicable to us. Revised or additional regulations, which result in increased compliance costs or additional operating restrictions, particularly if those costs are not fully recoverable from customers, could have a material effect on our results of operations.

Weather impacts, including normal seasonal fluctuation of weather, as well as extreme weather events that could be associated with climate change, could adversely affect our results of operations.

OTP’s business is seasonal and weather patterns can have a material impact on its financial performance. Demand for electricity is normally greater in the winter and summer months. Unusually mild summers and winters could have an adverse effect on OTP’s financial condition and results of operations. In addition, the companies in our Plastics segments are affected by weather’s impact on contractors whose work can be delayed and therefore reduce the need for PVC pipe during winter weather and extreme wet conditions. Our businesses are located in areas that could be subject to seasonal natural disasters such as severe snow and ice storms, tornadoes, flooding and fires. These factors could result in interruption of our business and damage to our facilities. An extreme weather event within our utility service areas could directly affect our capital assets, causing disruption in service to customers, due to downed wires and poles or damage to other operating equipment.

In addition to variations in seasonal weather patterns, more widespread climate change may also create physical and financial risks to the Company. Physical risks of climate change, such as more frequent or more extreme weather events, changes in temperature and precipitation patterns, changes to ground and surface water availability, and other related phenomena, could affect some or all of our operations. Severe weather or other natural disasters related to climate change could be destructive, which could result in increased costs and delayed capital projects at OTP. Extreme weather conditions, such as uncommonly long periods of high or low ambient temperature, in general require more system backup, adding to costs, and can contribute to increased system stress, including service interruptions. Such risks could have an adverse effect on the Company's financial condition, results of operations and cash flows.

The Company may also be subject to litigation related to climate change. Costs of such litigation could be significant, and an adverse outcome could require substantial capital expenditures, changes in operations and possible payment of penalties or damages which could affect the Company's results of operations and cash flows if the costs are not recoverable in rates or covered by insurance.

Volatile financial markets and changes in our debt ratings could restrict our ability to access capital and increase borrowing costs and pension plan and postretirement health care expenses.

We rely on access to both short- and long-term capital markets, on acceptable terms and at reasonable costs, as a source of liquidity for capital requirements not satisfied by cash flows from operations. If we are unable to access capital at competitive rates, our ability to implement our business plans may be adversely affected. Market disruptions or a downgrade of our credit ratings may increase the cost of borrowing or adversely affect our ability to access one or more financial markets. Market disruptions could include: a significant economic downturn, volatility in commodity prices, turmoil in the financial services industry and deterioration in capital market conditions. OTP is a party to contracts that require the posting of collateral or settlement of applicable contracts if credit ratings fall below certain levels.

Borrowings under our revolving credit agreements currently use LIBOR as the base to determine the applicable interest rate to charge. LIBOR is currently expected to be eliminated by January 1, 2022. The credit agreements contain provisions to determine how interest rates will be established in the event a replacement for LIBOR has not been identified before the agreements expire on October 31, 2024. There is no assurance the replacement for LIBOR will be as favorable as LIBOR.

Disruptions, uncertainty or volatility in the financial markets can also adversely impact our results of operations, the ability of customers to finance purchases of goods and services, and our financial condition, as well as exert downward pressure on stock prices and/or limit our ability to sustain our current common stock dividend level.

To the extent financial markets view climate change and emissions of GHGs as a financial risk, this could negatively affect the Company's stock price or the Company’s ability to access capital markets on favorable terms and conditions.

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

We had approximately $37.6 million of goodwill recorded on our consolidated balance sheet as of December 31, 2019. We have recorded goodwill for businesses in our Manufacturing and Plastics business segments. If we make changes in our business strategy or if market or other conditions adversely affect operations in any of these businesses, we may be forced to record an impairment charge, which would lead to decreased assets and a reduction in net operating performance. Goodwill is tested for impairment annually or whenever events or changes in circumstances indicate impairment may have occurred. If the testing performed indicates that impairment has occurred, we are required to record an impairment charge for the difference between the carrying amount of the goodwill and the implied fair value of the goodwill in the period the determination is made. The testing of goodwill for impairment requires us to make significant estimates about our future performance and cash flows, as well as other assumptions. These estimates can be affected by numerous factors, including changes in economic, industry or market conditions, changes in business operations, future business operating performance, changes in competition or changes in technologies. Any changes in key assumptions or actual performance compared with key assumptions about our business and its future prospects or other assumptions could affect the fair value of one or more business segments, which may result in an impairment charge. Declines in projected operating cash flows in our Manufacturing or Plastics segments may result in goodwill impairments that could adversely affect our results of operations and financial position, as well as financing agreement covenants.

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

Under our $170 million revolving credit agreement we may not permit the ratio of our Interest-bearing Debt to Total Capitalization to be greater than 0.60 to 1.00. OTP may not permit the ratio of its Interest-bearing Debt to Total Capitalization to be greater than 0.60 to 1.00 under its $170 million revolving credit agreement. Both credit agreements contain restrictions on the payment of cash dividends on a default or event of default. As of December 31, 2019, we were in compliance with the debt covenants.

Under the Federal Power Act, a public utility may not pay dividends from any funds properly included in a capital account. What constitutes “funds properly included in a capital account” is undefined in the Federal Power Act or the related regulations; however, the FERC has consistently interpreted the provision to allow dividends to be paid as long as (1) the source of the dividends is clearly disclosed, (2) the dividend is not excessive and (3) there is no self-dealing on the part of corporate officials. The MPUC indirectly limits the amount of dividends OTP can pay Otter Tail Corporation by requiring an equity-to-total-capitalization ratio between 46.0% and 56.2% based on OTP’s 2019 capital structure petition. OTP’s equity-to-total-capitalization ratio, including short-term debt, was 51.2% as of December 31, 2019.

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

The breach of certain business systems could affect our ability to correctly record, process and report financial information and transactions. A major cyber incident could result in significant expenses to investigate and repair security breaches or system damage and could lead to litigation, fines, other remedial action, heightened regulatory scrutiny and damage to our reputation. For example, we may be subject to liability under various federal, state and international data protections laws. These laws are subject to change and expansion and may require additional operational changes to comply.

The misappropriation, corruption or loss of personally identifiable information and other confidential data could lead to significant monetary damages, regulatory enforcement actions and breach notification and mitigation expenses such as credit monitoring and result in reputational damage affecting relations with shareholders, customers and regulators. In addition to property and casualty insurance which may cover restoration of data, certain physical damage or third-party injuries, we have cybersecurity insurance related to a breach event. However, damage and claims arising from such incidents may not be covered or may exceed the amount of any available insurance.

We have cybersecurity processes and controls designed to protect and preserve the confidentiality, integrity and availability of data and systems and we and each of our operating companies have adopted disaster recovery plans. We have also adopted a number of security measures, practices, awareness and training programs as well as system processes to securely maintain confidential information. However, all these measures and technology may not adequately prevent security breaches or cyber-attacks or enable us to recover effectively from such an attack. In addition, the unavailability of the information systems or failure of these systems to perform as anticipated for any reason could disrupt our business and could result in decreased performance and increased overhead costs, causing our business and results of operations to suffer. Any significant interruption or failure of our information systems or any significant breach of security due to cyber-attacks, hacking or internal security breaches could adversely affect our business and results of operations.

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

We expect much of our growth in the next few years will come from major capital investment at existing companies. To achieve the organic growth we expect, we must have access to the capital markets, be successful with capital expansion programs related to organic growth, develop new products and services, expand our markets and increase efficiencies in our businesses. Competitive and economic factors could adversely affect our ability to do this. If we are unable to achieve and sustain consistent organic growth, we will be less likely to meet our earnings growth targets, which may adversely affect the market price of our common shares.

Our plans to grow our businesses through capital projects, including infrastructure and new technology additions, or to grow or realign our businesses through acquisitions or dispositions may not be successful, which could result in poor financial performance.

As part of our business strategy, we intend to increase capital expenditures in our existing businesses and to continually assess our mix of businesses and potential strategic acquisitions or dispositions. We have a substantial capital investment program planned for the next five years including investments in renewables, a natural gas-fired plant, transmission assets and potential technology and infrastructure projects. Our ability to successfully and timely complete capital additions and improvements to existing facilities is contingent on many variables including availability and timely delivery of materials and components, which rely in part on a global markets, which markets could be subject to political crises, public health crises or other catastrophic events that are outside of our control. For example, in December 2019, a strain of coronavirus was reported to have occurred in Wuhan, China, resulting in certain manufacturing plants shuttering by government mandate. At this point, the extent to which the coronavirus may impact our capital projects is uncertain. There are also risks associated with capital expenditures including not being granted timely or full recovery of rate base additions in our regulated utility business, the inability to recover the cost of capital additions due to an economic downturn, not being granted timely approval of requested interconnections to the transmission system for planned generation projects, unsuccessful implementation or delay in implementing new technology, lack of markets for new products, competition from producers of lower cost or alternative products, product defects, loss of customers, severe weather events, or other factors. We may not be able to identify appropriate acquisition candidates or successfully negotiate, finance or integrate acquisitions. Future acquisitions could involve numerous risks including: difficulties in integrating the operations, services, products and personnel of the acquired business, and the potential loss of key employees, customers and suppliers of the acquired business. If we are unable to successfully manage these risks, we could face reductions in net income in future periods.

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

Expenses associated with the remediation of warranty claims for our current and former manufacturing businesses could be substantial. The potential exists for multiple claims based on one defect repeated throughout the production process or for claims where the cost to repair or replace the defective part is highly disproportionate to the original cost of the part. If we are required to cover remediation expenses in addition to our regular warranty coverage, we could be required to accrue additional expenses and experience additional unplanned cash expenditures which could adversely affect our consolidated net income and financial condition.

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

While no single customer of the Company provides more than 10% of consolidated revenue, each of the Company’s segments have large customers that provide over 10% of the operating company’s and its segment’s revenue. In 2019, one customer accounted for 12% of Electric segment revenue, two customers accounted for a total of 35% of Manufacturing segment revenue and two customers accounted for 46% of Plastics segment revenue. The loss of any one of these customers, or a significant decline in sales to these customers, would have a significant negative impact on the operating company’s and its business segment’s financial position and results of operations, and could have a significant negative impact on the Company’s consolidated financial position and results of operations.

The inability to attract and retain a qualified workforce including, but not limited to, executive officers, key employees and employees with specialized skills could have an adverse effect on our operations.

The success of our business heavily depends on the leadership of our executive officers and key employees to implement our strategy. The inability to attract and maintain a qualified workforce at all our operating companies may negatively affect our ability to service our customers, manufacture products, or successfully manage our business and achieve our objectives. Competition for skilled workers is high and can lead to increased labor expenses, decreased productivity and potentially lost business opportunities. Our ability to maintain productivity, relationships with customers, competitive costs, and quality services is limited by the ability to employ the necessary skilled personnel and could negatively affect our results of operations, financial position and cash flows.

ELECTRIC

We may experience fluctuations in revenues and expenses related to our electric operations, which may cause our financial results to fluctuate and could impair our ability to make distributions to shareholders or scheduled payments on our debt obligations, or to meet covenants under our borrowing agreements.

Several factors, many of which are beyond our control, may contribute to fluctuations in our revenues and expenses from electric operations, causing our net income to fluctuate from period to period. These risks include fluctuations in the volume and price of sales of electricity to customers or other utilities, which may be affected by factors such as mergers and acquisitions of other utilities, geographic location of other utilities, transmission costs (including increased costs related to operations of regional transmission organizations), interconnection costs, generation curtailment, changes in the manner in which wholesale power is sold and purchased, unplanned interruptions at OTP’s generating plants, the effects of regulation and legislation, demographic changes in OTP’s customer base and changes in OTP’s customer demand or load growth. Other risks include weather conditions or changes in weather patterns (including severe weather that could result in damage to OTP’s assets), fuel and purchased power costs and the rate of economic growth or decline in OTP’s service areas. A decrease in revenues or an increase in expenses related to our electric operations may reduce the amount of funds available for our existing and future utility business, which could result in increased financing requirements, impair our ability to make expected distributions to shareholders or impair our ability to make scheduled payments on our debt obligations, or to meet covenants under our borrowing agreements.

Actions by the regulators of our electric operations could result in rate reductions, lower revenues and earnings or delays in recovering capital expenditures.

We are subject to federal and state legislation, government regulations and regulatory actions that may have a negative impact on our business and results of operations. The electric rates that OTP is allowed to charge for its electric services are one of the most important items influencing our financial position, results of operations and liquidity. The rates OTP charges its electric customers are subject to review and determination by state public utility commissions in Minnesota, North Dakota and South Dakota. OTP is also regulated by the FERC. Our ability to obtain rate adjustments to maintain reasonable rates of return depends on regulatory action under applicable statutes and regulations and we cannot provide assurance that rate adjustments will be obtained or reasonable authorized rates of return on capital will be earned. Also, there is no assurance the applicable regulatory authority will judge all our costs to have been prudently incurred or that rates will produce full recovery of such costs. In addition, there could be changes in the regulatory environment that would impair the ability of OTP to recover costs historically collected from their customers. OTP will file rate cases with, or seek cost recovery authorization from, federal and state regulatory authorities. An adverse decision by one or more regulatory authorities concerning the level or method of determining electric utility rates, the authorized returns on equity, recoverability of fuel and purchase power costs, approval of depreciation rates, implementation of enforceable federal reliability standards or other regulatory matters, permitted business activities (such as ownership or operation of nonelectric businesses) or any prolonged delay in rendering a decision in a rate or other proceeding (including with respect to the recovery of capital expenditures in rates) could result in lower revenues and net income.

OTP’s operations are subject to an extensive legal and regulatory framework under federal and state laws as well as regulations imposed by other organizations that may have a negative impact on our business and results of operations.

We are subject to an extensive legal and regulatory framework imposed under federal and state law and regulatory agencies, including the FERC and the NERC. We could be subject to potential financial penalties for compliance violations. Our transmission systems and electric generation facilities are subject to the NERC mandatory reliability standards, including cybersecurity standards. If a serious reliability incident did occur, it could have a material effect on our operations or financial results. Some states have the authority to impose substantial penalties in the event of non-compliance. We attempt to mitigate the risk of regulatory penalties through formal training. However, there is no guarantee our compliance program will be sufficient to ensure against violations.

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

OTP is subject to mandatory cybersecurity and physical security regulatory requirements. OTP implements the NERC standards for operating its transmission and generation assets and stays abreast of best practices within business and the utility industry to protect its computers and computer-controlled systems from outside attack. We rely on industry accepted security measures and technology to securely maintain confidential and proprietary information necessary for the operation of our systems. In an effort to reduce the likelihood and severity of cyber intrusions, we have cybersecurity processes and controls and disaster recovery plans designed to protect and preserve the confidentiality, integrity and availability of data and systems. We also take prudent and reasonable steps to protect the physical security of our generation and transmission facilities. The FERC has approved Version 5 of the Critical Infrastructure Protection Cybersecurity Standards. The standards require us to categorize our cyber assets as high, medium and low impact. As of December 31, 2019, all these cyber assets were in compliance with the standard. However, all these measures and technology may not adequately prevent security breaches or cyber-attacks or enable us to recover effectively from such a breach or attack. Any significant interruption or failure of our information systems or any significant breach of security due to cyber-attacks, hacking or internal security breaches or physical attack of our generation or transmission facilities could adversely affect our business and results of operations.

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

OTP’s electric generating facilities are subject to operational risks that could result in early closure, unscheduled plant outages, unanticipated operation and maintenance expenses and increased power purchase costs.

Operation of electric generating facilities involves risks which can adversely affect energy output and efficiency levels. OTP relies on a limited number of suppliers of coal, making it vulnerable to increased prices for fuel as existing contracts expire or in the event of unanticipated interruptions in fuel supply. There can be no assurance suppliers will fulfill their obligations to provide coal. Certain of our former coal suppliers have filed bankruptcy proceedings in the past which did not materially affect our operations. Our current suppliers could experience financial issues, operational problems or other circumstances, such as severe weather or natural disaster that inhibit their ability to fulfill their obligations. OTP is a captive rail shipper of the BNSF Railway for shipments of coal to its Big Stone and Hoot Lake plants, making it vulnerable to increased prices for coal transportation from a sole supplier and disruptions in coal deliveries due to rail line congestion and constraints or extreme weather conditions that could impact the rail lines between the coal source mines and the plants. If OTP were unable to obtain its coal requirements under existing coal supply and transportation contracts it could be required to purchase coal at higher prices or forced to purchase electricity from higher-cost generation resources in the MISO energy market. Higher fuel prices result in higher electric rates for OTP’s retail customers through fuel clause adjustments and could make it less competitive in wholesale electric markets. In addition, regulatory authorities could disallow recovery of the increased fuel or purchase power costs.

Operational risks also include facility shutdowns due to breakdown or failure of equipment or processes, labor disputes, operator error, and catastrophic events such as fires, explosions, floods, intentional acts of destruction or other similar occurrences, as well as risk of performance below expected levels of output or efficiency affecting OTP’s electric generating facilities. We could be subject to costs associated with any unexpected failure to produce or deliver power, including failure caused by a breakdown or forced outage, as well as repairing damage to facilities.

Early closure of a generating facility due to operational or economic factors, environmental regulation or risks or litigation could have a material adverse impact on our results of operations. We would be obligated to pay for costs of closure of our share of generation facilities. If recovery of our remaining investment in such facilities and the costs associated with early closure, including decommissioning, remediation, reclamation and restoration are not recovered from customers, it could have a material impact on our results of operations.

The loss of a major generating facility would require OTP to identify and receive approval for other sources of generation for its customers, if available, and expose it to higher purchased power costs. In addition, OTP may not be able to obtain timely regulatory approval for new generation resources to replace closed facilities.

Regulation of generating plant emissions could affect our operating costs and the costs of supplying electricity to our customers and the economic viability of continued operation of certain of OTP’s steam-powered electric plants.

In recent years, federal, state and local governments have taken steps to reduce emissions of greenhouse gases, or GHGs. The EPA has finalized a series of GHG monitoring, reporting and emissions control rules for certain large sources of GHGs, and Congress has, from time to time, considered adopting legislation to reduce GHG emissions. Numerous states have already taken measures to reduce GHG emissions, primarily through the development of GHG emission inventories and/or regional GHG cap-and-trade programs. While the current administration has announced that the United States will withdraw from international commitments to reduce GHG emissions, many state and local officials have announced their decisions to uphold such commitments.

Existing or new laws or regulations passed or issued by federal or state authorities addressing climate change or reductions of GHG emissions, such as mandated levels of renewable generation, mandatory reductions in CO2 emission levels, taxes on CO2 emissions or cap-and-trade regimes, could require us to incur significant new costs, which could negatively impact our net income, financial position and operating cash flows if such costs cannot be recovered through rates granted by ratemaking authorities in the states where OTP provides service or through increased market prices for electricity.

In certain circumstances, it may not be economically viable to install and operate pollution control equipment at older generation facilities in order to bring them into compliance with environmental laws and regulations, including state implementation plans for the RHR. In those circumstances, it may be necessary to pursue replacement electric generation facilities as an alternative, which may require incurring significant investment in new facilities and recording significant asset impairment charges relating to closed facilities, in addition to obtaining necessary regulatory permits and approvals.

The final version of the ACE Rule, which went into effect on September 6, 2019, establishes guidelines for states to use in developing plans to address GHG emissions from existing coal-fired power plants. The ACE Rule established heat rate improvements as the best system of emissions reduction for CO2 from existing coal-fired generation units. States will establish unit-specific standards of performance that reflect the emission limitation achievable through certain candidate heat-rate improvement technologies. States have until mid-2022 to submit a state implementation plan to the EPA for approval. We cannot predict the impact of the ACE Rule on us until the state plans are adopted and any judicial reviews are completed, but it could be material to the Company.

State implementation of pollution control plans to improve visibility and air quality at national parks under the EPA’s RHR could require us to incur significant new costs, which could, dependent on determinations by state regulatory commissions on approval to recover such costs from customers, negatively impact our net income, financial position and cash flows. OTP understands that the NDDEQ intends to require sources subject to RHR Round 2 reasonable progress determinations, including Coyote Station, to undertake emissions control measures that are reasonably consistent with those required of sources during Round 1. While this process is still in the early stages, if the NDDEQ maintains its initial position, OTP anticipates that significant emissions controls would be required at Coyote Station by December 31, 2028 in order to maintain compliance with the RHR. Plans are due to be submitted to the EPA by July 2021. OTP expects the NDDEQ to begin drafting a state implementation plan in mid-2020. In light of the costs for such emissions control equipment, there are scenarios where it may not be economically feasible to invest in such equipment and an early retirement of the Coyote Station would therefore be necessary. The costs related to an early retirement of Coyote Station would be material to OTP and the Company and would be subject to state commission approval for recovery from customers.

The long-range planning required for transmission and generation projects creates risks of increased costs and lower returns on investment when the project is finally completed.

Electric transmission and generation projects are planned years in advance of when they are placed in service based on resource plans using assumptions over the planning period. These assumptions include sales growth, commodity prices, equipment and construction costs, regulatory treatment, technology and public policy. Changes in critical planning assumptions could result in excess generation, transmission and distribution resources which increase cost per customer. These changes could also result in stranded investments if the utility is not able to fully recover the cost of the investment.

MANUFACTURING

Competition from foreign and domestic manufacturers, the price and availability of raw materials, trade policy and tariffs affecting prices and markets for raw material and manufactured products, prices and supply of scrap or recyclable material and general economic conditions could affect the revenues and earnings of our manufacturing businesses.

Our manufacturing businesses are subject to intense risks associated with competition from foreign and domestic manufacturers, many of whom have broader product lines, greater distribution capabilities, greater capital resources, larger marketing, research and development staffs and facilities and other capabilities that may place downward pressure on margins and profitability. The companies in our Manufacturing segment use a variety of raw materials in the products they manufacture, including steel, aluminum and polystyrene and other plastics resins. Costs for these items can fluctuate significantly. Federal trade policies, including imposed and proposed tariffs could significantly increase the prices and delivery of raw materials such as steel and aluminum that are critical to the manufacturing businesses. If our manufacturing businesses are not able to pass on cost increases to their customers, it could have a negative effect on profit margins in our Manufacturing segment. Additionally, a certain amount of residual material (scrap) is a by-product of the manufacturing and production processes used by our manufacturing companies. Declines in commodity prices for these scrap materials due to weakened demand or excess supply, can negatively impact the profitability of our manufacturing companies as it reduces their ability to mitigate the cost associated with excess material. Changes in macroeconomic conditions can negatively impact demand in the end-use markets for products and parts that we manufacture, resulting in reduced sales and profits. There is no assurance the initiatives underway to increase revenues and improve margins at our manufacturing businesses will be successful.

Economic conditions in the industries in which our customers operate can have an adverse impact on our results of operations and cash flows.

Our manufacturing businesses derive a large amount of their net sales from customers in the following industry sectors: recreational vehicle/powersports, lawn and garden, construction, agriculture, energy, horticultural and life science. Factors affecting any of these industries in general, or any of our customers in particular, could adversely affect us because our net sales growth largely depends on the continued growth of our customers’ businesses in their respective industries. These factors include:

●	seasonality of demand for our customers’ products which may cause our manufacturing capacity to be underutilized for periods of time;
●	our customers’ failure to successfully market their products, to gain or retain widespread commercial acceptance of their products or to compete effectively in their industries;
●

loss of market share for our customers’ products, which may lead our customers to reduce or discontinue purchasing our products and components and to reduce prices, thereby exerting pricing pressure on us;

●	economic conditions in the markets in which our customers operate, in particular, the United States, including recessionary periods such as a global economic downturn;
●	our customers’ decision to insource the production of components that has traditionally been outsourced to us; and
●	product design changes or manufacturing process changes that may reduce or eliminate demand for the components we supply.

We expect future sales will continue to depend on the success of our customers. If economic conditions or demand for our customers’ products deteriorate, we may experience a material adverse effect on our business, operating results and financial condition.

Our business and operating results may be adversely affected if we are not able to maintain our manufacturing, engineering and technological expertise.

The markets for our manufacturing businesses are characterized by changing technology and evolving process development. The continued success of our businesses will depend on our ability to:

●	hire, retain and expand our pool of qualified engineering and trade-skilled personnel;
●	maintain technological leadership in our industry;
●	implement new and expand on current robotics, automation and tooling technologies; and
●	anticipate or respond to changes in manufacturing processes in a cost-effective and timely manner.

We may not be able to develop the capabilities required by our customers in the future. The emergence of new technologies, industry standards or customer requirements may render our equipment, inventory or processes obsolete or uncompetitive. We may have to acquire new technologies and equipment to remain competitive. The acquisition and implementation of new technologies and equipment may require us to incur significant expense and capital investment, which could reduce our margins and affect our operating results. When we establish or acquire new facilities, we may not be able to maintain or develop our manufacturing, engineering and technological expertise due to a lack of trained personnel, effective training of new staff or technical difficulties with machinery. Failure to anticipate and adapt to customers’ changing technological needs and requirements, to hire and retain a sufficient number of engineers, and to maintain manufacturing, engineering and technological expertise may have a material adverse effect on our businesses and operating results.

Our manufacturing, painting and coating operations are subject to environmental, health and safety laws and regulations that could result in liabilities to us.

Our manufacturing, painting and coating operations are subject to environmental, health and safety laws and regulations, including those governing discharges to air and water, the management and disposal of hazardous substances, the cleanup of contaminated sites and health and safety matters. We could incur material costs, including cleanup costs, civil and criminal fines, penalties and third-party claims for cost recovery, property damage or personal injury as a result of violations of or liabilities under such laws and regulations. The ultimate cost of remediating contaminated sites, if any, is difficult to accurately predict and could exceed estimates. In addition, as environmental, health and safety laws and regulations have tended to become stricter, we could incur additional costs complying with requirements that are promulgated in the future.

PLASTICS

Our plastics operations are highly dependent on a limited number of vendors for PVC resin and a limited supply of PVC resin. The loss of a key vendor, or any interruption or delay in the supply of PVC resin, could result in reduced sales or increased costs for our plastics business.

We rely on a limited number of vendors to supply the PVC resin used in our plastics business. Two vendors provided over 99% of our total purchases of PVC resin in 2019 and 2018. In addition, the supply of PVC resin may be limited primarily due to manufacturing capacity and the limited availability of raw material components. Most U.S. resin production plants are located in the Gulf Coast region, which may increase the risk of a shortage of resin in the event of a hurricane or other natural disaster in that region. The loss of a key vendor or any interruption or delay in the availability or supply of PVC resin could disrupt our ability to deliver our plastic products, cause customers to cancel orders or require us to incur additional expenses to obtain PVC resin from alternative sources, if such sources are available.

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

As of December 31, 2019, OTP’s transmission facilities, which are interconnected with lines of other public utilities, consisted of 780 miles of jointly owned 345 kV lines; 494 miles of 230 kV lines, of which 70 miles are jointly owned; 918 miles of 115 kV lines; and 4,011 miles of lower voltage lines, principally 41.6 kV. OTP owns the uprated portion of 48 miles of the 345 kV lines, with Minnkota Power Cooperative retaining title to the original 230 kV construction, and OTP owns an undivided interest in the remaining 345 kV line miles. OTP is a joint owner, with other regional utilities, in transmission lines with the following ownership interests: 14.8% in the 70 mile Bemidji-Grand Rapids 230 kV line, approximately 14.2% of 242 miles of energized line in the Fargo–Monticello 345 kV project, approximately 4.8% of 255 miles of energized line in the Brookings to Southeast Twin Cities 345 kV project, 50.0% of 72 miles of energized line in the Big Stone South–Brookings 345 kV project, and 50.0% of 162 miles of energized line in the Big Stone South–Ellendale 345 kV project.

In addition to the properties mentioned above, all of which are utilized by the Electric segment, the Company owns and has investments in offices and service buildings utilized by each of its manufacturing and plastic pipe companies. The Company’s subsidiaries own facilities and equipment used in the manufacture of PVC pipe, thermoformed products, heavy metal fabricated products, metal parts stamping, fabricating, painting and contract machining.

Management of the Company believes the facilities and equipment described above are adequate for the Company’s present business.

Item 3.     LEGAL PROCEEDINGS

The Company is the subject of various pending or threatened legal actions and proceedings in the ordinary course of its business. Such matters are subject to many uncertainties and to outcomes that are not predictable with assurance. The Company records a liability in its consolidated financial statements for costs related to claims, including future legal costs, settlements and judgments, where the Company has assessed that a loss is probable, and an amount can be reasonably estimated. The Company believes the final resolution of currently pending or threatened legal actions and proceedings, either individually or in the aggregate, will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Item 3A.	INFORMATION ABOUT OUR EXECUTIVE OFFICERS (AS OF FEBRUARY 20, 2020)

Set forth below is a summary of the principal occupations and business experience during the past five years of the executive officers as defined by rules of the SEC. Each of the executive officers has been employed by the Company for more than five years in an executive or management position either with the Company or its wholly owned subsidiary, Otter Tail Power Company.

NAME AND AGE	DATE ELECTED TO OFFICE	PRESENT POSITION
Charles S. MacFarlane (55)	4/13/15	President and Chief Executive Officer
Kevin G. Moug (60)	4/9/01	Chief Financial Officer and Senior Vice President
Timothy J. Rogelstad (53)	4/14/14	Senior Vice President, Electric Platform
John Abbott (61)	2/11/15	Senior Vice President, Manufacturing Platform
Jennifer O. Smestad (49)	1/1/18	Vice President, General Counsel and Corporate Secretary

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

Kevin G. Moug has served as Chief Financial Officer and Senior Vice President of the Company since April 9, 2001.

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

The Company’s common stock is traded on the Nasdaq Global Select Market under the Nasdaq symbol “OTTR”. The information required by this Item can be found under the headings “Selected Financial Data,” “Retained Earnings and Dividend Restriction” and “Supplementary Financial Information” in this report on Form 10-K. The Company does not have a publicly announced stock repurchase program. The Company did not repurchase any equity securities during the three months ended December 31, 2019.

PERFORMANCE GRAPH

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN

This graph compares the cumulative total shareholder return on the Company’s common shares for the last five fiscal years with the cumulative return of The Nasdaq Stock Market Index and the Edison Electric Institute (EEI) Index over the same period (assuming the investment of $100 in each vehicle on December 31, 2014, and reinvestment of all dividends).

	2014	2015	2016	2017	2018	2019
OTC	$100.00	$89.95	$143.08	$160.75	$184.77	$196.19
EEI	$100.00	$96.10	$112.85	$126.07	$130.70	$164.41
Nasdaq	$100.00	$100.48	$113.55	$137.83	$130.33	$170.96

Item 6.     SELECTED FINANCIAL DATA

(thousands, except number of shareholders and per-share data)	2019	2018	2017	2016	2015
Revenues
Electric
Revenues from Contracts with Customers	$458,065	$450,694	$436,508	$425,279	$410,109
Changes in Accrued Revenues under Alternative Revenue Programs	1,032	(439)	(1,971)	2,104	(2,978)
Total Electric Revenues	459,097	450,255	434,537	427,383	407,131
Manufacturing Revenues from Contracts with Customers	277,204	268,409	229,738	221,289	215,011
Plastics Revenues from Contracts with Customers	183,257	197,840	185,132	154,901	157,758
Intersegment Eliminations – Contracts with Customers	(55)	(57)	(57)	(34)	(96)
Total Operating Revenues	$919,503	$916,447	$849,350	$803,539	$779,804
Revenues from Contracts with Customers	$918,471	$916,886	$851,321	$801,435	$782,782
Net Income from Continuing Operations	$86,847	$82,345	$72,439	$62,321	$58,589
Net Income from Discontinued Operations	--	--	--	--	756
Net Income	$86,847	$82,345	$72,439	$62,321	$59,345
Operating Cash Flow from Continuing Operations	$185,037	$143,448	$173,577	$163,386	$131,540
Operating Cash Flow - Continuing and Discontinued Operations	185,037	143,448	173,577	163,386	117,540
Capital Expenditures - Continuing Operations	207,365	105,425	132,913	161,259	160,084
Total Assets	2,273,595	2,052,517	2,004,278	1,912,385	1,818,683
Long-Term Debt	689,581	590,002	490,380	505,341	443,846
Basic Earnings Per Share - Continuing Operations (1)	2.19	2.08	1.84	1.62	1.56
Basic Earnings Per Share - Total (1)	2.19	2.08	1.84	1.62	1.58
Diluted Earnings Per Share - Continuing Operations (1)	2.17	2.06	1.82	1.61	1.56
Diluted Earnings Per Share - Total (1)	2.17	2.06	1.82	1.61	1.58
Return on Average Common Equity (2)	11.6%	11.5%	10.6%	9.8%	10.1%
Dividends Per Common Share	1.40	1.34	1.28	1.25	1.23
Dividend Payout Ratio	65%	65%	70%	78%	78%
Common Shares Outstanding - Year End	40,158	39,665	39,557	39,348	37,857
Number of Common Shareholders (3)	12,361	12,661	13,053	13,805	14,062
(1)	Based on average number of shares outstanding.
(2)	Earnings available for common shares divided by the 13-month average of month-end common equity balances.
(3)	Holders of record at year end.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our strategy is to continue to grow our largest business, the regulated electric utility, which will lower our overall risk, create a more predictable earnings stream, improve our credit quality and preserve our ability to fund the dividend. Over time, we expect the electric utility business will provide approximately 75% to 85% of our overall earnings. We expect our manufacturing and plastic pipe businesses will provide 15% to 25% of our earnings and will continue to be a fundamental part of our strategy. The actual mix of earnings in 2019, 2018 and 2017 was 68%, 66% and 68%, respectively, from our electric utility business and 32%, 34% and 32%, respectively, from our manufacturing and plastic pipe businesses, including unallocated corporate costs.

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

Major growth strategies and initiatives in our future include:

●	Planned capital budget expenditures of approximately $984 million for the years 2020 through 2024, of which $897 million is for capital projects at Otter Tail Power Company (OTP), including:
o

$260 million for renewable wind and solar energy generation and conservation, including the Merricourt Wind Energy Center (Merricourt) scheduled for completion in 2020, the exercise of a purchase option to transfer the Ashtabula III wind farm to OTP in 2022, an investment in solar generation in 2023 and routine wind-power replacement projects.

o

$169 million for numerous potential technology and infrastructure projects to transform future operations, including automated metering, telecommunications, geographic information systems, work and asset management systems, financial information systems, system infrastructure reliability improvements, outage management systems, and storage projects.

o	$134 million for routine distribution plant replacement projects.
o	$117 million for transmission assets including new construction and routine replacement projects.
o	$99 million for the Astoria Station natural gas-fired generation plant to replace Hoot Lake Plant capacity.
●	Continued investigation and evaluation of organic growth opportunities and evaluation of opportunities to allocate capital to potential acquisitions in our Manufacturing and Plastics segments.

In 2019:

●	Our Electric segment net income increased 8.5% to $59.0 million from $54.4 million in 2018.
●	Our Manufacturing segment net income increased 0.5% to $12.9 million from $12.8 million in 2018.
●	Our Plastics segment net income decreased 13.6% to $20.6 million from $23.8 million in 2018.
●	Our net cash from operations was $185.0 million compared with $143.4 million in 2018.
●

Capital expenditures at OTP totaled $187.4 million as work was completed on the Big Stone South–Ellendale Multi-Value Transmission Project (MVP) and OTP started construction on both Merricourt and Astoria Station.

●

OTP issued $100 million aggregate principal amount of its senior unsecured notes in a private placement. OTP used a portion of the $100 million proceeds from the issuance to repay $69.9 million of existing indebtedness under the OTP Credit Agreement, primarily incurred to fund OTP capital expenditures, and will use the remainder of the proceeds to pay for additional capital expenditures and for other general purposes.

●	We paid out $55.7 million in common dividends in 2019.

The following table summarizes our consolidated results of operations for the years ended December 31:

(in thousands)	2019	2018
Operating Revenues:
Electric	$459,048	$450,198
Manufacturing	277,204	268,409
Plastics	183,251	197,840
Total Operating Revenues	$919,503	$916,447
Net Income (Loss):
Electric	$59,046	$54,431
Manufacturing	12,899	12,839
Plastics	20,572	23,819
Corporate	(5,670)	(8,744)
Total Net Income	$86,847	$82,345

Electric segment revenues increased $8.8 million (2.0%) due to an $18.2 million (4.7%) increase in retail sales revenue, resulting mainly from higher rates and increased rider revenues, partially offset by decreases in transmission services and wholesale sales revenue. Manufacturing segment revenues increased $8.8 million (3.3%). Revenues at BTD Manufacturing, Inc. (BTD) increased $9.5 million, with increased parts sales to customers in all of BTD’s end-market manufacturers except energy. Plastics segment revenues decreased $14.6 million (7.4%) due to decreased sales volume and lower pipe prices.

The $4.5 million increase in net income in 2019 compared with 2018 reflects the following:

●

A $4.6 million increase in Electric segment net income from increased retail revenue due to increases in transmission rider revenues, general and interim rate increases in North Dakota and South Dakota and a reduction in power plant maintenance expenses.

●	A $0.1 million increase in Manufacturing segment net income with increased sales volumes and revenues at BTD being mostly offset by lower sales and reduced margins at T.O. Plastics.
●	A $3.2 million decrease in Plastics segment net income resulted from reduced sales and lower margins.
●

Corporate net losses decreased $3.1 million mainly as a result of higher investment income, increased tax savings and a reduction in contributions to our charitable foundation after our initial $2.0 million funding in 2018.

Following is a more detailed analysis of our operating results by business segment for the years ended December 31, 2019 and 2018, followed by a discussion of our financial position at the end of 2019 and our outlook for 2020.

Results of Operations

This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes. See note 2 to consolidated financial statements included in this report on Form 10-K for additional information on our lines of business, locations of operations and principal products and services. For a comparison of fiscal year 2018 against fiscal year 2017, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on February 22, 2019 and incorporated by reference into this report on Form 10-K.

Intersegment Eliminations—Amounts presented in the following segment tables for 2019 and 2018 operating revenues, cost of goods sold, and other nonelectric operating expenses will not agree with amounts presented in the consolidated statements of income due to the elimination of intersegment transactions. The amounts of intersegment eliminations by income statement line item are listed below:

Intersegment Eliminations (in thousands)	2019	2018
Operating Revenues:
Electric	$49	$57
Product Sales	6	--
Cost of Products Sold	34	21
Other Nonelectric Expenses	21	36

Electric

The following table summarizes the results of operations for our Electric segment for the years ended December 31:

(in thousands)	2019	% change	2018
Retail Sales Revenues from Contracts with Customers	$405,446	4	$388,690
Changes in Accrued Revenues under Alternative Revenue Programs	1,032	335	(439)
Total Retail Sales Revenue	$406,478	5	$388,251
Transmission Services Revenue	40,542	(14)	46,947
Wholesale Revenues – Company Generation	5,007	(35)	7,735
Other Revenues	7,070	(3)	7,322
Total Operating Revenues	$459,097	2	$450,255
Production Fuel	59,256	(11)	66,815
Purchased Power – System Use	72,066	5	68,355
Other Operation and Maintenance Expenses	153,529	(1)	155,534
Depreciation and Amortization	60,044	7	55,935
Property Taxes	15,785	1	15,585
Operating Income	$98,417	12	$88,031
Electric kilowatt-hour (kwh) Sales (in thousands)
Retail kwh Sales	4,969,089	--	4,976,960
Wholesale kwh Sales – Company Generation	198,569	(27)	271,841
Heating Degree Days	7,240	5	6,904
Cooling Degree Days	392	(31)	567

Results of operations for the Electric segment are impacted by fluctuations in weather conditions and the resulting demand for electricity for heating and cooling. The following table shows heating and cooling degree days as a percent of normal.

	2019	2018
Heating Degree Days	115.6%	111.0%
Cooling Degree Days	85.0%	123.5%

The following table summarizes the estimated effect on diluted earnings per share of the difference in retail kwh sales under actual weather conditions and expected retail kwh sales under normal weather conditions in 2019 and 2018, and between years.

	2019 vs Normal	2019 vs 2018	2018 vs Normal
Effect on Diluted Earnings Per Share	$0.078	$0.005	$0.073

2019 Compared with 2018

The $18.2 million increase in retail revenue includes:

●	A $10.4 million increase in transmission cost recovery revenues due to recent investments in transmission infrastructure and transmission costs not currently recovered in base rates.
●

A $2.4 million increase in Minnesota Renewable Resource Adjustment (RRA) rider revenues due to increased cost recovery requirements resulting from the expiration of federal production tax credits (PTCs) in November 2018 on a company-owned wind farm.

●	A $2.3 million increase in retail revenue related to the recovery of fuel and purchased power costs incurred to serve retail customers.
●	A $1.9 million increase in retail revenue in South Dakota due to the reversal of a tax refund provision in connection with OTP's 2018 South Dakota rate case settlement agreement.
●	A $1.4 million increase in average electric prices mainly related to interim and final rate increases in South Dakota.
●

A $0.9 million increase in revenue related to the establishment of a generation cost recovery rider in North Dakota in 2019 to provide for a return on funds invested in Astoria Station during its construction phase.

●	A $0.3 million increase in revenue related to the recovery of increased conservation improvement program expenditures in 2019.
●	A $0.3 million increase in revenue mainly driven by a 4.9% increase in heating degree days in 2019 partially offset by a 30.9% decrease in cooling degree days between the years.

These items were partially offset by:

●	A $1.8 million decrease in retail revenue due to a decrease in kwh sales to residential customers.

Transmission services revenues decreased $6.4 million mainly due to a $5.0 million decrease associated with reductions in capital spending and collections through the Midcontinent Independent System Operator, Inc. (MISO) tariff. OTP also recorded an additional $1.4 million estimated refund obligation due to a November 21, 2019 FERC ruling related to the methodology used to determine the Return on Equity (ROE) component of the transmission rate under the MISO tariff. This is mainly based on a reduced ROE from 10.82% to 10.38% for the period from September 28, 2016 through December 31, 2019. The reduced ROE is based on a newly established 9.88% ROE plus the 50-point Regional Transmission Organization adder granted by the FERC on January 5, 2015. The FERC ruling is subject to rehearing requests.

Wholesale electric revenues decreased $2.7 million resulting from a 27.0% decrease in wholesale kwh sales due to fewer opportunities for wholesale sales as Coyote Station was offline during the second quarter of 2019 due to an extended maintenance outage and Hoot Lake Plant Unit 2 was offline for maintenance and repairs in June and July 2019. The decrease in revenues also resulted from decreased regional market demand in the third quarter of 2019 due to cooler summer weather, which also drove down wholesale electricity prices.

Production fuel costs decreased $7.6 million mainly as a result of a 16.4% decrease in kwhs generated from our fuel-burning plants due to the maintenance outage at Coyote Station and due to maintenance and repairs at Hoot Lake Plant as noted above. The decrease in fuel costs related to the decrease in generation was partially offset by a 6.1% increase in the cost of fuel per kwh generated at OTP’s fuel-burning plants. The increased cost-per-kwh generated is mostly due to the absorption of Coyote Creek Mining Company’s fixed coal mining costs on less delivered fuel to Coyote Station during its planned spring 2019 maintenance outage.

The cost of purchased power to serve retail customers increased $3.7 million due to a 23.1% increase in kwhs purchased as a result of purchasing replacement power during the maintenance outages at Coyote Station and Hoot Lake Plant. The increase in kwh purchases was partially offset by a 5.1% decrease in kwh purchases in the fourth quarter of 2019 related to Big Stone Plant’s availability during the fourth quarter of 2019 compared to the same period last year when the plant was down for scheduled maintenance. The increased costs due to the increase in kwhs purchased were partially mitigated by a 14.4% decrease in the cost per kwh purchased resulting from lower wholesale energy prices in 2019.

Electric operating and maintenance expenses decreased $2.0 million due to:

●	A $3.3 million decrease in external service costs at Big Stone Plant primarily related to its fall 2018 maintenance outage.
●	A $1.1 million decrease in expenses for vegetation and transmission line maintenance.
●	A $0.8 million decrease in software support costs and regulatory filing fees.
●	A $0.7 million reduction in employee benefits mainly related to decreased health insurance costs.
●	A $0.5 million decrease in expense related to an increase in overhead cost capitalization due to increased capital spending in 2019.
●	A $0.4 million decrease in pollution control expenses resulting from decreases in generation at both Coyote Station and Hoot Lake Plant during their 2019 maintenance outages.

These items were partially offset by:

●	A $2.4 million increase in costs related to Coyote Station's 2019 extended maintenance outage.
●	A $1.4 million increase in MISO transmission services expenses due to an increase in third-party MVPs in 2019.
●	A $0.7 million increase in costs at Hoot Lake Plant due to 2019 turbine repairs.
●	A $0.3 million increase in conservation program expenditures in 2019.

Depreciation expense increased $4.1 million due to capital additions including the Big Stone South–Ellendale 345kV transmission line energized in February 2019, the new customer information system put in service in 2019 and other recent transmission plant upgrades.

Property tax expense increased $0.2 million due to capital additions, mainly transmission assets, in South Dakota and Minnesota.

Manufacturing

The following table summarizes the results of operations for our Manufacturing segment for the years ended December 31:

(in thousands)	2019	% change	2018
Operating Revenues	$277,204	3	$268,409
Cost of Products Sold	215,179	5	205,699
Other Operating Expenses	29,895	1	29,650
Depreciation and Amortization	14,261	(4)	14,794
Operating Income	$17,869	(2)	$18,266

2019 Compared with 2018

The $8.8 million increase in revenues in our Manufacturing segment includes the following:

●

At BTD, revenues increased $9.5 million due to growth in parts revenue of $12.3 million from increased sales to customers in recreational vehicle, construction, industrial, agricultural, and lawn and garden end markets, partially offset by reduced sales in energy end markets. Included in the parts revenue increase is the pass through of higher material costs of $0.7 million, with the remaining increase due to $11.6 million in higher sales volume. The increase in parts revenue was partially offset by a $2.8 million (31.9%) decrease in revenue from scrap metal sales due to a 28.2% decrease in scrap metal prices.

●

At T.O. Plastics, revenues decreased $0.7 million due to a $0.7 million reduction in extrusion and other industrial sales, a $0.6 million decrease in sales to a customer bringing more production in house and a $0.2 million reduction in sales of horticultural containers, partially offset by a $0.5 million increase in life science product sales and a $0.3 million increase in sales of scrap material.

The $9.5 million increase in cost of products sold in our Manufacturing segment includes the following:

●

Cost of products sold at BTD increased $8.4 million, including $11.8 million in increased material costs with $11.1 million due to the increased sales volume and $0.7 million passed through to customers. The increase in material costs combined with a $0.7 million increase in overhead costs was partially offset by a $4.1 million increase in reimbursements of tooling costs from customers.

●

Cost of products sold at T.O. Plastics increased $1.1 million mainly due to increased labor costs driven by increased production hours and by wage increases. T.O. Plastics’ gross margin percentage decreased from 2018 to 2019 as a result of a customer’s decision to bring more production in house.

The $0.5 million decrease in depreciation in our Manufacturing segment includes a decrease of $0.4 million at BTD as a result of certain assets reaching the ends of their depreciable lives.

Plastics

The following table summarizes the results of operations for our Plastics segment for the years ended December 31:

(in thousands)	2019	% change	2018
Operating Revenues	$183,257	(7)	$197,840
Cost of Products Sold	139,974	(6)	148,881
Other Operating Expenses	11,393	(8)	12,323
Depreciation and Amortization	3,451	(7)	3,719
Operating Income	$28,439	(14)	$32,917

2019 Compared with 2018

Plastics segment revenues decreased $14.6 million due to a 4.2% decrease in pounds of polyvinyl chloride (PVC) pipe sold and a 3.3% decrease in PVC pipe prices. Wet weather conditions across our sales territory negatively impacted 2019 sales along with lower demand in the Midwest and West Coast states. Cost of products sold decreased $8.9 million due to the decrease in sales volume and a 1.9% decrease in the cost per pound of pipe sold. The decrease in pipe prices net of the decrease in costs resulted in a 7.7% decrease in gross margin per pound of PVC pipe sold. Plastics segment operating expenses decreased $0.9 million mainly due to a decrease in incentive compensation related to decreased operating income.

Corporate

Corporate includes items such as corporate staff and overhead costs, the results of our captive insurance company and other items excluded from the measurement of operating segment performance. Corporate is not an operating segment. Rather, it is added to operating segment totals to reconcile to totals on our consolidated statements of income.

(in thousands)	2019	% change	2018
Other Operating Expenses	$9,515	(1)	$9,607
Depreciation and Amortization	330	51	218

Corporate operating expenses decreased $0.1 million in 2019 as compared to 2018 due to the following:

●	There was no contribution made in 2019 to the Otter Tail Corporation Foundation as compared to a $2.0 million contribution in 2018.

●	The decrease in charitable contributions was mostly offset by increases in stock incentive and health benefit costs not allocated to the operating business segments.

Consolidated Interest Charges

(in thousands)	2019	% change	2018
Interest Charges	$31,411	3	$30,408

The $1.0 million increase in interest charges in 2019 compared with 2018 is due to:

●	A $0.8 million increase in interest expense related to interest expense on the $100 million in notes issued by OTP on October 10, 2019.

●

A $0.5 million increase in interest on short-term borrowings between the years resulting from a $9.1 million increase in average short-term debt outstanding between the years and a 50 basis points increase in the average interest rate paid on short-term debt between periods, mainly as a result of an increase in Otter Tail Corporation’s average short-term borrowings relative to a decrease in OTP’s average short-term borrowings. Otter Tail Corporation’s short-term borrowing rates are higher than OTP’s short-term borrowing rates.

●	A $0.3 million increase in interest expense due to a full year of interest compared with 11 months of interest on the $100 million in notes issued by OTP in February 2018.

These increases in interest expense were partially offset by a $0.5 million increase in capitalized interest expense at OTP due to an increase in capital expenditures at OTP subject to interest capitalization.

Consolidated NONSERVICE COST COMPONENTS OF POSTRETIREMENT BENEFITS

(in thousands)	2019	% change	2018
Nonservice Cost Components of Postretirement Benefits	$4,293	(22)	$5,509

The $1.2 million decrease in nonservice cost components of postretirement benefits in 2019 compared with 2018 is mostly due to a decrease in pension plan nonservice costs, mainly actuarial loss amortization expenses, partially offset by interest cost increases on all postretirement benefit plans at Otter Tail Corporation and OTP.

Consolidated OTHER INCOME

(in thousands)	2019	% change	2018
Other Income	$5,112	48	$3,461

The $1.7 million increase in other income in 2019 compared with 2018 includes:

●	A $1.1 million increase in cash values of corporate-owned life insurance policies.

●	A $0.4 million increase in allowance for equity funds used during construction (AFUDC) on OTP construction work in progress.

Consolidated Income Taxes

Income tax expense increased $2.8 million to $17.4 million in 2019 from $14.6 million in 2018, mainly due to the expiration of federal PTCs on OTP’s wind farms.

The following table provides a reconciliation of income tax expense calculated at the federal statutory rate on income before income taxes reported on our consolidated statements of income:

	For the Year Ended December 31,
(in thousands)	2019	2018
Income Before Income Taxes	$104,288	$96,933
Tax Computed at the Company’s Federal Statutory Rate (21% for 2019 and 2018)	$21,901	$20,356
Increases (Decreases) in Tax from:
State Income Taxes Net of Federal Income Tax Expense	3,561	5,210
Differences Reversing in Excess of Federal Rates	(3,357)	(3,432)
Permanent Differences, R&D Tax Credits, Unitary Tax and Other Adjustments	(1,315)	(1,864)
North Dakota Wind Tax Credit Amortization – Net of Federal Taxes	(1,033)	(1,033)
Corporate-owned Life Insurance	(749)	(3)
Excess Tax Deduction - Equity Method Stock Awards	(744)	(708)
Allowance for Funds Used During Construction – Equity	(501)	(431)
Employee Stock Ownership Plan Dividend Deduction	(281)	(298)
Investment Tax Credit Amortization	(41)	(98)
Federal PTCs	--	(3,111)
Total Income Tax Expense	$17,441	$14,588
Effective Income Tax Rate	16.7%	15.0%

Federal PTCs are recognized as wind energy is generated based on a per kwh rate prescribed in applicable federal statutes. In November 2018, the eligibility period for OTP to earn federal PTCs on its currently energized wind farms ended. North Dakota wind energy credits are based on dollars invested in qualifying facilities and are being recognized on a straight-line basis over 25 years.

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

Liquidity

The following table presents the status of our lines of credit as of December 31, 2019 and December 31, 2018:

(in thousands)	Line Limit	In Use on December 31, 2019	Restricted due to Outstanding Letters of Credit	Available on December 31, 2019	Available on December 31, 2018
Otter Tail Corporation Credit Agreement	$170,000	$6,000	$--	$164,000	$120,785
OTP Credit Agreement	170,000	--	15,476	154,524	160,316
Total	$340,000	$6,000	$15,476	$318,524	$281,101

We believe we have the necessary liquidity to effectively conduct business operations for an extended period if needed. Our balance sheet is strong, and we are in compliance with our debt covenants. Financial flexibility is provided by operating cash flows, unused lines of credit, strong financial coverages, investment grade credit ratings and alternative financing arrangements such as leasing.

We believe our financial condition is strong and our cash, other liquid assets, operating cash flows, existing lines of credit, access to capital markets and borrowing ability because of investment-grade credit ratings, when taken together, provide adequate resources to fund ongoing operating requirements and future capital expenditures related to expansion of existing businesses and development of new projects. On May 3, 2018 we filed a shelf registration statement with the Securities and Exchange Commission (SEC) under which we may offer for sale, from time to time, either separately or together in any combination, equity, debt or other securities described in the shelf registration statement, which expires on May 3, 2021. On May 3, 2018, we also filed a shelf registration statement with the SEC for the issuance of up to 1,500,000 common shares until May 3, 2021, under the Company's Automatic Dividend Reinvestment and Share Purchase Plan (the Plan), which permits shares purchased by participants in the Plan to be either new issue common shares or common shares purchased in the open market. The Company began issuing common shares in the fourth quarter of 2019 to meet the requirements of the Plan rather than purchasing shares in the open market. On November 8, 2019, we entered into a Distribution Agreement with KeyBanc Capital Markets Inc. (“KeyBanc”) under which we may offer and sell our common shares from time to time through KeyBanc, as our distribution agent, up to an aggregate sales price of $75 million through an At-the-Market offering program. In the fourth quarter of 2019, we received proceeds of $17,458,621 net of $220,995 paid to KeyBanc from the issuance of 347,000 shares under this program.

Equity and debt financing will be required in the period 2020 through 2024 given the expansion plans related to our Electric segment to fund construction of new rate base investments. Also, such financing will be required should we decide to reduce borrowings under our lines of credit or refund or retire early any of our presently outstanding debt, to complete acquisitions or for other corporate purposes. Our operating cash flows and access to capital markets can be impacted by macroeconomic factors outside our control. In addition, our borrowing costs can be impacted by changing interest rates on short-term and long-term debt and ratings assigned to us by independent rating agencies, which in part are based on certain credit measures such as interest coverage and leverage ratios.

The determination of the amount of future cash dividends to be declared and paid will depend on, among other things, our financial condition, improvement in earnings per share, cash flows from operations, the level of our capital expenditures and our future business prospects. As a result of certain statutory limitations or regulatory or financing agreements, restrictions could occur on the amount of distributions allowed to be made by our subsidiaries. See note 7 to consolidated financial statements included in this report on Form 10-K for additional information. The decision to declare a dividend is reviewed quarterly by the board of directors. On February 4, 2020 our board of directors increased the quarterly dividend from $0.35 to $0.37 per common share.

2019 Cash Flows Compared with 2018 Cash Flows

Net cash provided by operating activities was $185.0 million in 2019 compared with $143.4 million in 2018. Primary reasons for the $41.6 million increase in net cash provided by operations between the periods were:

●	A $23.1 million decrease in cash used for working capital items mainly due to significant changes in inventories, accounts payable and accounts receivable between the periods.
o

Inventory balances decreased by $8.4 million during 2019 compared to an increase of $18.2 million in 2018. This change is due to decreases in raw material costs, primarily steel, from 2018 to 2019 and lower sales volumes in the Plastics segment during 2019 compared to 2018.

o

The level of increases in accounts receivable declined by $6.7 million from 2018 to 2019, primarily due to higher raw material costs reflected in customer billings in 2018 when compared with 2019. Our average collection period on a consolidated basis remained steady at approximately 31 days.

o

The reductions in cash used for inventories and accounts receivable between the years were partially offset by a $15.2 million reduction in cash from an increase in accounts payable and other current liabilities in 2018 compared with essentially no change in these items in 2019. The primary reason for the increase in accounts payable and other current liabilities in 2018 was due to the recording of refunds for the TCJA and interim rate refunds in North Dakota and South Dakota.

●	An $11.2 million increase from changes in regulatory asset and liability balances related to fuel cost and Minnesota environmental cost recovery riders included in changes in deferred debits and other assets and changes in noncurrent liabilities and deferred credits.
●	A $4.5 million increase in net income.
●	A $3.4 million increase in depreciation and amortization expense.
●	A $1.5 million increase in non-cash stock-based compensation expense in 2019.

These items were partially offset by:

●	A $2.5 million increase in discretionary contributions to the corporation’s funded pension plan in 2019.

Net cash used in investing activities was $209.5 million in 2019 compared with $107.4 million in 2018. The $102.1 million increase in cash used for investing activities includes a $101.9 million increase in capital expenditures, mainly due to a $100.1 million increase in cash used for capital expenditures at OTP related to construction of Merricourt and Astoria Station projects and various transmission projects and upgrades. Cash used for capital expenditures at T.O. Plastics increased $1.4 million between periods mainly related to the replacement of a warehouse roof that collapsed during a snowstorm in March 2019.

Net cash provided by financing activities was $44.8 million in 2019 compared with $51.4 million in cash used for financing activities in 2018. The $96.2 million increase in cash flows from financing activities includes an $81.2 million reduction in repayments of short-term debt and $20.3 million in proceeds from the issuance of stock in 2019 as we began issuing new common shares under our At-the-Market offering program launched in November 2019 and also began issuing new common shares to fulfill the requirements of our Automatic Dividend Reinvestment and Share Purchase Plan in the fourth quarter of 2019 to raise capital to fund OTP’s major construction projects.

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

Cash used for consolidated capital expenditures was $207.4 million in 2019, $105.4 million in 2018 and $132.9 million in 2017. Estimated capital expenditures for 2020 are $385 million. Total capital expenditures for the five-year period 2020 through 2024 are estimated to be approximately $984 million, including:

●

$260 million for renewable wind and solar energy generation and conservation, including Merricourt scheduled for completion in 2020, the exercise of a purchase option to transfer Ashtabula III wind farm to OTP in 2022, an investment in solar generation in 2023 and routine wind-power replacement projects.

●

$169 million for numerous potential technology and infrastructure projects to transform future operations, including automated metering, telecommunications, geographic information systems, work and asset management systems, financial information systems, system infrastructure reliability improvements, outage management systems, and storage projects.

●	$134 million for routine distribution plant replacement projects.
●	$117 million for transmission assets including new construction and routine replacement projects.
●	$99 million for the Astoria Station natural gas-fired generation plant to replace Hoot Lake Plant capacity.
●	$87 million in our Manufacturing and Plastics segments mainly for replacement of existing equipment.

The breakdown of 2017, 2018 and 2019 actual cash used for capital expenditures and 2020 through 2024 estimated capital expenditures by segment is as follows:

(in millions)	2017	2018	2019	2020	2021	2022	2023	2024	2020-2024
Electric	$119	$87	$187	$369	$124	$162	$140	$101	$897
Manufacturing	10	13	14	12	14	14	15	13	67
Plastics	4	4	6	4	4	4	4	4	20
Corporate	--	1	--	--	--	--	--	--	--
Total	$133	$105	$207	$385	$142	$180	$159	$118	$984

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2019 and the effect these obligations are expected to have on our liquidity and cash flow in future periods.

(in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt Obligations	$698	$6	$170	$--	$522
Coal Contracts	596	23	46	48	479
Interest on Debt Obligations	468	33	58	48	329
Other Purchase Obligations (including land easements)	327	270	49	1	7
Capacity and Energy Requirements	205	25	25	23	132
Postretirement Benefit Obligations	115	5	11	13	86
Right-of-Use Asset Operating Lease Obligations	26	5	9	7	5
Total Contractual Cash Obligations	$2,435	$367	$368	$140	$1,560

Coal contract obligations are based on estimated coal consumption and costs for the delivery of coal to Coyote Station from Coyote Creek Mining Company under the lignite sales agreement that ends in 2040. Postretirement Benefit Obligations include estimated cash expenditures for the payment of retiree medical and life insurance benefits and supplemental pension benefits under our unfunded Executive Survivor and Supplemental Retirement Plan, but do not include amounts to fund our noncontributory funded pension plan, as we are not currently required to make a contribution to that plan.

CAPITAL RESOURCES

Financial flexibility is provided by operating cash flows, unused lines of credit, strong financial coverages, investment grade credit ratings, and alternative financing arrangements such as leasing. Equity or debt financing will be required in the period 2020 through 2024 given the expansion plans related to our Electric segment to fund construction of new rate base and transmission investments, in the event we decide to reduce borrowings under our lines of credit, to refund or retire early any of our presently outstanding debt, to complete acquisitions or for other corporate purposes. There can be no assurance that any additional required financing will be available through bank borrowings, debt or equity financing or otherwise, or that if such financing is available, it will be available on terms acceptable to us. If adequate funds are not available on acceptable terms, our businesses, results of operations and financial condition could be adversely affected.

On May 3, 2018 we filed a shelf registration statement with the SEC under which we may offer for sale, from time to time, either separately or together in any combination, equity, debt or other securities described in the shelf registration statement, which expires on May 3, 2021. On May 3, 2018 we also filed a shelf registration statement with the SEC for the issuance of up to 1,500,000 common shares under our Automatic Dividend Reinvestment and Share Purchase Plan (the Plan), which permits shares purchased by participants in the Plan to be either new issue common shares or common shares purchased in the open market. The shelf registration for the Plan expires on May 3, 2021. On November 8, 2019 the Company entered into a Distribution Agreement with KeyBanc under which we may offer and sell our common shares from time to time through KeyBanc, as our distribution agent, up to an aggregate sales price of $75 million through an At-the-Market offering program.

Debt

Following are brief descriptions of the short-term and long-term credit and debt agreements currently in place at Otter Tail Corporation and OTP. See note 10 to our consolidated financial statements included in this report on Form 10-K for additional information on the terms, provisions, restrictions and covenants under these agreements.

Short-Term Debt

On October 29, 2012 we entered into a Third Amended and Restated Credit Agreement (the OTC Credit Agreement), which provided for an unsecured $130 million revolving credit facility that could be increased subject to certain terms and conditions. On October 31, 2019 the OTC Credit Agreement was amended to extend its expiration date by one year from October 31, 2023 to October 31, 2024, and to increase the amount of the revolving credit facility to $170 million. The amendment also provides that this facility can be increased to $290 million subject to certain terms and conditions. Borrowings under the OTC Credit Agreement bear interest at LIBOR plus 1.50%, subject to adjustment based on our senior unsecured credit ratings or the issuer rating if a rating is not provided for the senior unsecured credit.

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

Long-Term Debt

On September 12, 2019,OTP entered into a Note Purchase Agreement (the 2019 Note Purchase Agreement) with the purchasers named therein, pursuant to which OTP agreed to issue to the purchasers, in a private placement transaction, $175 million aggregate principal amount of OTP’s senior unsecured notes consisting of (a) $10,000,000 aggregate principal amount of its 3.07% Series 2019A Senior Unsecured Notes due October 10, 2029 (the Series 2019A Notes), (b) $26,000,000 aggregate principal amount of its 3.52% Series 2019B Senior Unsecured Notes due October 10, 2039 (the Series 2019B Notes), (c) $64,000,000 aggregate principal amount of its 3.82% Series 2019C Senior Unsecured Notes due October 10, 2049 (the Series 2019C Notes), (d) $10,000,000 aggregate principal amount of its 3.22% Series 2020A Senior Unsecured Notes due February 25, 2030 (the Series 2020A Notes), (e) $40,000,000 aggregate principal amount of its 3.22% Series 2020B Senior Unsecured Notes due August 20, 2030 (the Series 2020B Notes), (f) $10,000,000 aggregate principal amount of its 3.62% Series 2020C Senior Unsecured Notes due February 25, 2040 (the Series 2020C Notes) and (g) $15,000,000 aggregate principal amount of its 3.92% Series 2020D Senior Unsecured Notes due February 25, 2050 (the Series 2020D Notes).

On October 10, 2019 OTP issued the Series 2019A Notes, Series 2019B Notes and Series 2019C Notes (the 2019 Notes) pursuant to the 2019 Note Purchase Agreement. OTP used a portion of the $100 million proceeds from the issuance to repay $69.9 million of existing indebtedness under the OTP Credit Agreement, primarily incurred to fund OTP capital expenditures, and intends to use the remainder of the proceeds to pay for additional capital expenditures and for OTP general corporate purposes. The Series 2020A Notes, the Series 2020C Notes and the Series 2020D Notes are expected to be issued on February 25, 2020 and the Series 2020B Notes are expected to be issued on August 20, 2020, subject to the satisfaction of certain customary conditions to closing.

On February 27, 2018 OTP issued $100 million aggregate principal amount of its 4.07% Series 2018A Senior Unsecured Notes due February 7, 2048 (the 2018 Notes) pursuant to a Note Purchase Agreement dated as of November 14, 2017 (the 2018 Note Purchase Agreement). Proceeds from the 2018 Notes were used to repay outstanding borrowings under the OTP Credit Agreement.

On December 13, 2016 Otter Tail Corporation issued $80 million aggregate principal amount of its 3.55% Guaranteed Senior Notes due December 15, 2026 (the 2026 Notes) pursuant to a Note Purchase Agreement dated as of September 23, 2016 (the 2016 Note Purchase Agreement). Our obligations under the 2016 Note Purchase Agreement and the 2026 Notes are guaranteed by our Material Subsidiaries (as defined in the 2016 Note Purchase Agreement, but specifically excluding OTP).

On February 27, 2014 OTP issued $60 million aggregate principal amount of its 4.68% Series A Senior Unsecured Notes due February 27, 2029 and $90 million aggregate principal amount of its 5.47% Series B Senior Unsecured Notes due February 27, 2044 pursuant to a Note Purchase Agreement dated as of August 14, 2013 (the 2013 Note Purchase Agreement).

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

Financial Covenants

We were in compliance with the financial covenants in our debt agreements as of December 31, 2019.

No Credit or Note Purchase Agreement contains any provisions that would trigger an acceleration of the related debt as a result of changes in the credit rating levels assigned to the related obligor by rating agencies.

Our borrowing agreements are subject to certain financial covenants. Specifically:

●

Under the OTC Credit Agreement and the 2016 Note Purchase Agreement, we may not permit the ratio of our Interest-bearing Debt to Total Capitalization to be greater than 0.60 to 1.00 or permit our Interest and Dividend Coverage Ratio to be less than 1.50 to 1.00 (each measured on a consolidated basis). As of December 31, 2019, our Interest and Dividend Coverage Ratio calculated under the requirements of the OTC Credit Agreement and the 2016 Note Purchase Agreement was 4.51 to 1.00.

●	Under the 2016 Note Purchase Agreement, we may not permit our Priority Indebtedness to exceed 10% of our Total Capitalization.

●	Under the OTP Credit Agreement, OTP may not permit the ratio of its Interest-bearing Debt to Total Capitalization to be greater than 0.60 to 1.00.

●

Under the 2007 Note Purchase Agreement and 2011 Note Purchase Agreement, OTP may not permit the ratio of its Consolidated Debt to Total Capitalization to be greater than 0.60 to 1.00 or permit its Interest and Dividend Coverage Ratio to be less than 1.50 to 1.00, in each case as provided in the related borrowing agreement, and OTP may not permit its Priority Debt to exceed 20% of its Total Capitalization, as provided in the related agreement. As of December 31, 2019, OTP’s Interest and Dividend Coverage Ratio and Interest Charges Coverage Ratio, calculated under the requirements of the 2007 Note Purchase Agreement and 2011 Note Purchase Agreement, was 3.71 to 1.00.

●

Under the 2013 Note Purchase Agreement, the 2018 Note Purchase Agreement, and the 2019 Note Purchase Agreement, OTP may not permit its Interest-bearing Debt to exceed 60% of Total Capitalization and may not permit its Priority Indebtedness to exceed 20% of its Total Capitalization, in each case as provided in the related agreement.

As of December 31, 2019, our ratio of Interest-bearing Debt to Total Capitalization was 0.47 to 1.00 on a consolidated basis and 0.49 to 1.00 for OTP. Neither Otter Tail Corporation nor OTP had any Priority Indebtedness outstanding as of December 31, 2019.

OFf-Balance-Sheet Arrangements

We and our subsidiary companies have outstanding letters of credit totaling $18.2 million, but our line of credit borrowing limits are only restricted by $15.5 million in outstanding letters of credit. We do not have any other off-balance-sheet arrangements or any relationships with unconsolidated entities or financial partnerships. These entities are often referred to as structured finance special purpose entities or variable interest entities, which are established for the purpose of facilitating off-balance-sheet arrangements or for other contractually narrow or limited purposes. We are not exposed to any financing, liquidity, market or credit risk that could arise if we had such relationships.

2020 BUSINESS OUTLOOK

We anticipate 2020 diluted earnings per share to be in the range of $2.22 to $2.37. The midpoint of the 2020 earnings per share guidance reflects a 6% growth rate off 2019 diluted earnings per share. Our 2020 diluted earnings per share guidance also includes $0.05 of dilution associated with the planned issuance of common equity under our At-the-Market Offering Program and Dividend Reinvestment and Employee Stock Purchase Plans to help fund our construction projects at OTP.

We have taken into consideration strategies for improving future operating results, the cyclical nature of some of our businesses, and current regulatory factors facing our Electric segment. We expect capital expenditures for 2020 to be $385 million compared with actual cash used for capital expenditures of $207 million in 2019. Our Electric Segment accounts for 96% of our 2020 planned capital expenditures. The increase in our planned expenditures is largely driven by the Merricourt Wind Energy Center and Astoria Station natural gas-fired electric plant rate base projects.

Segment components of our 2020 diluted earnings per share guidance range compared with 2019 actual earnings are as follows.

	2019 EPS by	2020 EPS Guidance
	Segment	Low	High
Electric	$1.48	$1.67	$1.70
Manufacturing	$0.32	$0.31	$0.35
Plastics	$0.51	$0.43	$0.47
Corporate	$(0.14)	$(0.19)	$(0.15)
Total	$2.17	$2.22	$2.37
Return on Equity	11.6%	11.0%	11.7%

The following items contribute to our earnings guidance for 2020.

●	We expect our Electric segment to provide approximately 75% of our consolidated earnings in 2020 with an increase over 2019 segment net income based on:
o

Capital spending on the Merricourt and Astoria Station rate base projects of $178 million and $81 million, respectively, in 2020. The Merricourt project has rider recovery mechanisms in place in Minnesota and South Dakota and in process for approval in North Dakota. The Astoria Station project has rider recovery mechanisms in place in South Dakota and North Dakota. This project earns AFUDC in Minnesota, is expected to be recovered through a rate case in Minnesota and has already been approved in our integrated resource plan.

o	Increased revenues related to $22 million in anticipated capital spending for self-fund generator interconnection agreements.
o	No planned generation plant outages for 2020. Plant outage costs totaled $3.1 million in 2019.

partially offset by:

o	Normal weather in 2020. Weather favorably impacted 2019 earnings by $0.08 per share compared to normal.
o

Increased expenses caused in large part by a decrease in the discount rate used for the pension plan and a lower rate used for our long-term rate of return. The discount rate for 2020 is 3.47% compared with 4.50% for 2019. For each 25-basis point decline in the discount rate, pension expense increases approximately $1,041,000. The assumed long-term rate of return for 2020 is 6.88% compared with 7.25% in 2019. Each 25-basis point decline in this rate equates to approximately $734,000 in increased pension expense.

o	Higher depreciation and property tax expense due to large capital projects being put into service.
o

Increased interest costs associated with a full year’s interest expense on the $100 million of senior unsecured notes that were issued in October 2019 and interest on the $35 million and $40 million of senior unsecured notes expected to be issued in February and August of 2020, respectively.

●	We expect net income from our Manufacturing segment to be flat compared with 2019 based on:
o

Slightly lower earnings at BTD due to an expected decline in sales driven mostly by lower sales volumes in the recreational vehicle markets. Scrap revenues are expected to decline slightly as well based on lower sales volumes with scrap prices staying flat between the years.

o	An increase in earnings from T.O. Plastics mainly driven by year-over-year sales growth in horticulture, life science and industrial markets.
o

Backlog for the manufacturing companies of approximately $179 million for 2020 compared with $211 million one year ago. Raw material price deflation is driving backlog down by $19 million and the remaining $13 million decrease in backlog is volume driven.

●

We expect 2020 net income from our Plastics segment to be lower than 2019 based on lower expected operating margins in 2020. This is due to an expected decline in sale prices of pipe and flat year-over-year resin prices, partially offset by slightly higher sales volumes in 2020 compared to 2019.

●

Corporate costs, net of tax, are expected to be higher in 2020 compared with 2019 primarily driven by higher short-term borrowing costs at the corporate level and higher income tax expense, partially offset by lower employee benefit and health care costs.

The following table shows our 2019 capital expenditures and 2020 through 2024 anticipated capital expenditures and electric utility average rate base.

(in millions)	2019	2020	2021	2022	2023	2024	Total
Capital Expenditures:
Electric Segment:
Renewables and Natural Gas Generation		$260	$18	$51	$30	$--	$359
Technology and Infrastructure		7	18	47	54	43	169
Distribution Plant Replacements		22	27	34	25	26	134
Transmission (includes replacements)		61	26	8	13	9	117
Other		19	35	23	18	23	118
Total Electric Segment	$187	$369	$124	$163	$140	$101	$897
Manufacturing and Plastics Segments	20	16	18	17	19	17	87
Total Capital Expenditures	$207	$385	$142	$180	$159	$118	$984
Total Electric Utility Average Rate Base	$1,170	$1,418	$1,573	$1,634	$1,690	$1,739
Rate Base Growth		21.2%	10.9%	3.9%	3.4%	2.9%

The capital expenditure plan for the 2020-2024 time period calls for Electric segment capital expenditures of $897 million based on the need for additional wind and solar in rate base, capital spending for Astoria Station (part of our replacement solution for Hoot Lake Plant when it is retired in 2021), technology-related investments and distribution and transmission investments. Given this capital expenditure plan, our compounded annual growth rate in rate base is projected to be 8.2% over the 2019 to 2024 timeframe.

Execution on the currently anticipated Electric segment capital expenditure plan is expected to grow rate base and be a key driver in increasing utility earnings over the 2020 through 2024 timeframe.

Our outlook for 2020 is dependent on a variety of factors and is subject to the risks and uncertainties discussed in Item 1A. Risk Factors, and elsewhere in this report on Form 10-K.

Critical Accounting Policies Involving Significant Estimates

Our significant accounting policies are described in note 1 to our consolidated financial statements included in this report on Form 10-K. The discussion and analysis of the financial statements and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

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

Pension and Other Postretirement Benefits Obligations and Costs

Pension and postretirement benefit liabilities and expenses for our electric utility and corporate employees are determined by actuaries using assumptions about the discount rate, expected return on plan assets, rate of compensation increase and healthcare cost-trend rates. See note 11 to our consolidated financial statements included in this report on Form 10-K for additional information on our pension and postretirement benefit plans and related assumptions.

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

The pension benefit cost for 2020 for our noncontributory funded pension plan is expected to be $6.8 million compared to $3.4 million in 2019, reflecting a decrease in the estimated discount rate used to determine annual benefit cost accruals from 4.5% in 2019 to 3.47% in 2020. The assumed rate of return on pension plan assets is 6.88% for 2020 compared with 7.25% for 2019. In selecting the discount rate, we consider the yields of fixed income debt securities, which have ratings of “Aa” published by recognized rating agencies, along with bond matching models specific to our plan’s cash flows as a basis to determine the rate.

Subsequent increases or decreases in actual rates of return on plan assets over assumed rates or increases or decreases in the discount rate or rate of increase in future compensation levels could significantly change projected costs. For 2019, all other factors being held constant: a 0.25 increase in the discount rate would have decreased our 2019 pension benefit cost by $842,000; a 0.25 decrease in the discount rate would have increased our 2019 pension benefit cost by $1,041,000; a 0.25 increase in the assumed rate of increase in future compensation levels would have increased our 2019 pension benefit cost by $563,000; a 0.25 decrease in the assumed rate of increase in future compensation levels would have decreased our 2019 pension benefit cost by $545,000; and a 0.25 increase (or decrease) in the expected long-term rate of return on plan assets would have decreased (or increased) our 2019 pension benefit cost by $734,000.

Increases or decreases in the discount rate or in retiree healthcare cost inflation rates could significantly change our projected postretirement healthcare benefit costs. A 0.25 increase in the discount rate would have decreased our 2019 postretirement medical benefit costs by $191,000. A 0.25 decrease in the discount rate would have increased our 2019 postretirement medical benefit costs by $358,000.

We believe the estimates made for our pension and other postretirement benefits are reasonable based on the information that is known at the point in time the estimates are made. These estimates and assumptions ae subject to a number of variables and are subject to change.

Taxation

We are required to make judgments regarding the potential tax effects of various financial transactions and our ongoing operations to estimate our obligations to taxing authorities. These tax obligations include income, real estate and use taxes. These judgments could result in the recognition of a liability for potential adverse outcomes regarding uncertain tax positions that we have taken. While we believe our liability for uncertain tax positions as of December 31, 2019 reflects the most likely probable expected outcome of these tax matters in accordance with the requirements of Accounting Standards Codification (ASC) Topic 740, Income Taxes, the ultimate outcome of such matters could result in additional adjustments to our consolidated financial statements. However, we do not believe such adjustments would be material.

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

Under Generally Accepted Accounting Principles in the United States, we have the option of first performing a qualitative assessment to test goodwill for impairment on a reporting-unit basis. If, after applying the qualitative assessment, we conclude that it is not more likely than not that the fair value of the reporting unit is less than its carrying value, the quantitative goodwill impairment test is not required. If, after performing the qualitative assessment, we conclude that it is more likely than not that the fair value of the reporting unit is less than its carrying value, we would perform the quantitative goodwill impairment test.

The quantitative goodwill impairment test is a two-step process performed at the reporting unit level. We have determined the reporting units for our goodwill impairment test are our operating segments, or components of an operating segment, that constitute a business for which discrete financial information is available and for which our chief operating decision makers regularly review the operating results. See note 2 to our consolidated financial statements included in this report on Form 10-K for additional information on our operating segments. The first step of the quantitative impairment test involves comparing the fair value of each reporting unit to its carrying value. If the fair value of a reporting unit exceeds its carrying value, the test is complete and no impairment is recorded. If the fair value of a reporting unit is less than its carrying value, step two of the test is performed to determine the amount of impairment loss, if any. The impairment is computed by comparing the implied fair value of the reporting unit’s goodwill to the carrying value of that goodwill. If the carrying value is greater than the implied fair value, an impairment loss must be recorded. At December 31, 2019 the fair value substantially exceeded the carrying value at all our reporting units.

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

Forward-Looking Information – Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

This report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the Act). When used in this Form 10-K and in future filings by the Company with the SEC, in the Company’s press releases and in oral statements, words such as “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “believes” or similar expressions are intended to identify forward-looking statements within the meaning of the Act. Such statements are based on current expectations and assumptions and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Such risks and uncertainties include the various factors set forth in Item 1A. Risk Factors of this report on Form 10-K and in our other SEC filings.

Item 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 2019 we had exposure to market risk associated with interest rates because we had $6.0 million in short-term debt outstanding subject to variable interest rates indexed to LIBOR plus 1.50% under the Otter Tail Corporation Credit Agreement.

All of our remaining consolidated long-term debt outstanding on December 31, 2019 has fixed interest rates. We manage our interest rate risk through the issuance of fixed-rate debt with varying maturities, through economic refunding of debt through optional refundings, limiting the amount of variable interest rate debt, and the utilization of short-term borrowings to allow flexibility in the timing and placement of long-term debt.

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

The companies in our Manufacturing segment are exposed to market risk related to changes in commodity prices for steel, aluminum, and polystyrene and other plastics resins. The price and availability of these raw materials could affect the revenues and earnings of our Manufacturing segment.

The PVC pipe companies are exposed to market risk related to changes in commodity prices for PVC resins, the raw material used to manufacture PVC pipe. The PVC pipe industry is highly sensitive to commodity raw material pricing volatility. Historically, when resin prices are rising or stable, sales volume has been higher and when resin prices are falling, sales volume has been lower. Operating income may decline when the supply of PVC pipe increases faster than demand. Due to the commodity nature of PVC resin and the dynamic supply and demand factors worldwide, it is very difficult to predict gross margin percentages or to assume that historical trends will continue.

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Otter Tail Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets and statements of capitalization of Otter Tail Corporation and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, common shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

Basis for Opinions

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

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Rate and Regulatory Matters—Impact of Rate Regulation on the Financial Statements—Refer to Notes 1, 3 and 4 to the financial statements.

Critical Audit Matter Description

The Company’s regulated Electric segment accounts for the financial effects of regulation in accordance with ASC 980, Regulated Operations. This standard allows for the recording of a regulatory asset or liability for costs and revenues that will be collected or refunded through the ratemaking process in the future. This standard also provides for the recognition of revenues authorized for recovery outside of a general rate case under alternative revenue programs which provide for recovery of costs and incentives or returns on investment in such items as transmission infrastructure, renewable energy resources or conservation initiatives.

The Company is subject to rate regulation by federal and state utility regulatory agencies (collectively, the “Commissions”), which have jurisdiction with respect to the rates of electric distribution companies in Minnesota, North Dakota and South Dakota. The Company has stated that all regulatory assets and regulatory liabilities are recoverable or refundable through the regulatory process.

Accounting for the economics of rate regulation impacts multiple financial statement line items and disclosures, such as property, plant, and equipment, regulatory assets and liabilities, operating revenues and expenses, depreciation expense, income taxes and multiple disclosures in the notes to the financial statements. There is a risk that the Commissions will not approve full recovery of the costs of providing utility service or full recovery of all amounts invested in the utility business and a reasonable return on that investment. As a result, we identified the impact of rate regulation as a critical audit matter due to the significant judgments made by management to support its assertions about impacted account balances and disclosures and the high degree of subjectivity involved in assessing the impact of future regulatory orders on the financial statements. Management judgments include assessing the likelihood of (1) recovery in future rates of incurred costs, (2) a disallowance of capital expenditures or operating costs that management believes were prudently incurred, and (3) a refund to customers. Given that management’s accounting judgements are based on assumptions about the outcome of future decisions by the Commissions, auditing these judgments required specialized knowledge of accounting for rate regulation and the rate setting process due its inherent complexities.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the uncertainty of future decisions by the Commissions included the following, among others:

●

We tested the effectiveness of management’s controls over the evaluation of the likelihood of (1) the recovery in future rates of costs incurred as property, plant, and equipment and deferred as regulatory assets, and (2) a refund or a future reduction in rates that should be reported as regulatory liabilities. We also tested the effectiveness of management’s controls over the initial recognition of amounts as property, plant, and equipment; regulatory assets or liabilities; and the monitoring and evaluation of regulatory developments that may affect the likelihood of recovering costs in future rates or of a future reduction in rates.

●	We evaluated the Company’s disclosures related to the impacts of rate regulation, including the balances recorded and regulatory developments.

●

We read relevant regulatory orders issued by the Commissions for the Company, regulatory statutes, interpretations, procedural memorandums, filings made by interveners, and other publicly available information to assess the likelihood of recovery in future rates or of a future reduction in rates based on precedence of the Commissions’ treatment of similar costs under similar circumstances. We evaluated the external information and compared to management’s recorded regulatory asset and liability balances for completeness.

●

We inquired of management about property, plant, and equipment that may be abandoned. We inspected the capital-projects budget and construction-in-process listings and inquired of management to identify projects that are designed to replace assets that may be retired prior to the end of the useful life. We inspected minutes of the board of directors and regulatory orders and other filings with the Commissions to identify any evidence that may contradict management’s assertion regarding probability of an abandonment.

●

We compared actual spend for projects that have been capitalized to property, plant, and equipment to budget. We evaluated regulatory filings for any evidence that intervenors are challenging full recovery of the cost of any capital projects.

●

We obtained an analysis from management and letters from internal and external legal counsel, as appropriate, regarding probability of recovery for regulatory assets or refund or future reduction in rates for regulatory liabilities not yet addressed in a regulatory order to assess management’s assertion that amounts are probable of recovery or a future reduction in rates.

Goodwill—Manufacturing Reporting Unit—Refer to Note 1 to the financial statements

Critical Audit Matter Description

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company performs qualitative and quantitative assessments of goodwill annually as of December 31 (the “measurement date”) and more often when events indicate the assets may be impaired. The Company determines the fair value of its Manufacturing reporting unit by primarily using the discounted cash flow model. The determination of the fair value using the discounted cash flow model requires management to make significant estimates and assumptions related to forecasts of future revenues and profit margins. The Manufacturing reporting unit’s revenues and profit margins are sensitive to changes in demand. The goodwill balance was $37.6 million as of December 31, 2019, of which $18.3 million was allocated to the Manufacturing reporting unit. The fair value of the Manufacturing reporting unit exceeded its carrying value as of the measurement date and, therefore, no impairment was recognized.

We identified goodwill for the Manufacturing reporting unit as a critical audit matter because of the significant judgments made by management to estimate its fair value and the difference between its fair value and carrying value and the sensitivity of the Manufacturing reporting unit’s operations to changes in demand. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to forecasts of future revenue and profit margin.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to forecasts of future revenue and profit margin used by management to estimate the fair value of the Manufacturing reporting unit included the following, among others:

●

We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the determination of the fair value of the Manufacturing reporting unit, such as controls related to forecasts of future revenue and profit margin.

●	We evaluated management’s ability to accurately forecast future revenues and profit margins by comparing actual results to management’s historical forecasts.

●	We evaluated the reasonableness of management’s revenue and profit margin forecasts by comparing the forecasts to:

-	Historical revenues and profit margins.

-	Internal communications to management and the Board of Directors.

-	Forecasted information included in Company press releases as well as in analyst and industry reports for the Company and certain of its peer companies.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
February 20, 2020

We have served as the Company’s auditor since 1944.

Otter Tail Corporation
Consolidated Balance Sheets, December 31
(in thousands)	2019	2018

Assets

Current Assets
Cash and Cash Equivalents	$21,199	$861
Accounts Receivable:
Trade (less allowance for doubtful accounts of $1,339 for 2019 and $1,407 for 2018)	77,947	75,144
Other	8,773	9,741
Inventories	97,851	106,270
Unbilled Receivables	20,911	23,626
Income Taxes Receivable	1,487	2,439
Regulatory Assets	21,650	17,225
Other	5,042	6,114
Total Current Assets	254,860	241,420

Investments	9,894	8,961
Other Assets	40,196	35,759
Goodwill	37,572	37,572
Other Intangibles–Net	11,290	12,450
Regulatory Assets	144,138	135,257

Right of Use Asset – Operating Leases	21,851	-

Plant
Electric Plant in Service	2,212,884	2,019,721
Nonelectric Operations	247,356	228,120
Construction Work in Progress	185,238	181,626
Total Gross Plant	2,645,478	2,429,467
Less Accumulated Depreciation and Amortization	891,684	848,369
Net Plant	1,753,794	1,581,098

Total Assets	$2,273,595	$2,052,517

See accompanying notes to consolidated financial statements.

Otter Tail Corporation
Consolidated Balance Sheets, December 31
(in thousands, except share data)	2019	2018

Liabilities and Equity

Current Liabilities
Short-Term Debt	$6,000	$18,599
Current Maturities of Long-Term Debt	183	172
Accounts Payable	120,775	96,291
Accrued Salaries and Wages	22,730	24,857
Accrued Taxes	17,525	17,287
Regulatory Liabilities	7,480	738
Current Operating Lease Liabilities	4,136	-
Other Accrued Liabilities	10,912	12,149
Total Current Liabilities	189,741	170,093

Pensions Benefit Liability	98,970	98,358
Other Postretirement Benefits Liability	71,437	71,561
Long-Term Operating Lease Liabilities	18,193	-
Other Noncurrent Liabilities	30,833	24,326

Commitments and Contingencies (note 9)

Deferred Credits
Deferred Income Taxes	131,941	120,976
Deferred Tax Credits	18,626	19,974
Regulatory Liabilities	239,906	226,469
Other	2,885	1,895
Total Deferred Credits	393,358	369,314

Capitalization (page 69)
Long-Term Debt—Net	689,581	590,002

Cumulative Preferred Shares – Authorized 1,500,000 Shares Without Par Value; Outstanding – None	-	-

Cumulative Preference Shares – Authorized 1,000,000 Shares Without Par Value; Outstanding – None	-	-

Common Shares, Par Value $5 Per Share–Authorized, 50,000,000 Shares; Outstanding, 2019—40,157,591 Shares; 2018—39,664,884 Shares	200,788	198,324
Premium on Common Shares	364,790	344,250
Retained Earnings	222,341	190,433
Accumulated Other Comprehensive Loss	(6,437)	(4,144)
Total Common Equity	781,482	728,863
Total Capitalization	1,471,063	1,318,865

Total Liabilities and Equity	$2,273,595	$2,052,517

See accompanying notes to consolidated financial statements.

Otter Tail Corporation
Consolidated Statements of Income–For the Years Ended December 31
(in thousands, except per-share amounts)	2019	2018	2017

Operating Revenues
Electric
Revenues from Contracts with Customers	$458,016	$450,637	$436,477
Changes in Accrued Revenues under Alternative Revenue Programs	1,032	(439)	(1,971)
Total Electric	459,048	450,198	434,506
Product Sales from Contracts with Customers	460,455	466,249	414,844
Total Operating Revenues	919,503	916,447	849,350

Operating Expenses
Production Fuel – Electric	59,256	66,815	59,690
Purchased Power – Electric System Use	72,066	68,355	64,807
Electric Operation and Maintenance Expenses	153,529	155,534	146,914
Cost of Products Sold (depreciation included below)	355,119	354,559	316,562
Other Nonelectric Expenses	50,782	51,544	41,492
Depreciation and Amortization	78,086	74,666	72,545
Property Taxes – Electric	15,785	15,585	15,053
Total Operating Expenses	784,623	787,058	717,063

Operating Income	134,880	129,389	132,287

Interest Charges	31,411	30,408	29,604
Nonservice Cost Components of Postretirement Benefits	4,293	5,509	5,620
Other Income	5,112	3,461	2,632
Income Before Income Taxes	104,288	96,933	99,695
Income Tax Expense	17,441	14,588	27,256
Net Income	$86,847	$82,345	$72,439

Average Number of Common Shares Outstanding–Basic	39,721	39,600	39,457
Average Number of Common Shares Outstanding–Diluted	39,954	39,892	39,748

Basic Earnings Per Common Share	$2.19	$2.08	$1.84
Diluted Earnings Per Common Share	$2.17	$2.06	$1.82

See accompanying notes to consolidated financial statements.

Otter Tail Corporation
Consolidated Statements of Comprehensive Income–For the Years Ended December 31
(in thousands)	2019	2018	2017
Net Income	$86,847	$82,345	$72,439
Other Comprehensive Income (Loss):
Unrealized Gain (Loss) on Available-for-Sale Securities:
Reversal of Previously Recognized Losses (Gains) Realized on Sale of Investments and Included in Other Income During Period	16	(105)	(15)
Unrealized Gains (Losses) Arising During Period	147	(61)	115
Income Tax (Expense) Benefit	(34)	35	(35)
Change in Unrealized Gain (Loss) on Available-for-Sale Securities – net-of-tax	129	(131)	65
Pension and Postretirement Benefit Plans:
Actuarial (Losses) Gains net of Regulatory Allocation Adjustment	(2,779)	1,919	(3,791)
Amortization of Unrecognized Postretirement Benefit Losses and Costs (note 11)	565	985	629
Income Tax Benefit (Expense)	576	(755)	1,266
Adjustment to Income Tax Expense Related to 2017 Tax Cuts and Jobs Act	-	(531)	-
Pension and Postretirement Benefit Plans – net-of-tax	(1,638)	1,618	(1,896)
Total Other Comprehensive (Loss) Income	(1,509)	1,487	(1,831)
Total Comprehensive Income	$85,338	$83,832	$70,608

See accompanying notes to consolidated financial statements.

Otter Tail Corporation
Consolidated Statements of Common Shareholders’ Equity
(in thousands, except common shares outstanding)	Common Shares Outstanding	Par Value, Common Shares	Premium on Common Shares	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)		Total Common Equity
Balance, December 31, 2016	39,348,136	$196,741	$337,684	$139,479	$(3,800)	(a)	$670,104
Common Stock Issuances, Net of Expenses	257,059	1,285	3,684				4,969
Common Stock Retirements and Forfeitures	(47,704)	(239)	(1,560)				(1,799)
Net Income				72,439			72,439
Other Comprehensive Income					(1,831)		(1,831)
Employee Stock Incentive Plan Expense			3,642				3,642
Common Dividends ($1.28 per share)				(50,632)			(50,632)
Balance, December 31, 2017	39,557,491	$197,787	$343,450	$161,286	$(5,631)	(a)	$696,892
Common Stock Issuances, Net of Expenses	178,601	893	(986)				(93)
Common Stock Retirements and Forfeitures	(71,208)	(356)	(2,655)				(3,011)
Net Income				82,345			82,345
Other Comprehensive Income					1,487		1,487
Employee Stock Incentive Plan Expense			4,441				4,441
Common Dividends ($1.34 per share)				(53,198)			(53,198)
Balance, December 31, 2018	39,664,884	$198,324	$344,250	$190,433	$(4,144)	(a)	$728,863
Common Stock Issuances, Net of Expenses	547,931	2,740	17,036				19,776
Common Stock Retirements and Forfeitures	(55,224)	(276)	(2,454)				(2,730)
Net Income				86,847			86,847
Other Comprehensive Income					(1,509)		(1,509)
ASU 2018-02 2017 TCJA Stranded Tax Transfer				784	(784)		-
Employee Stock Incentive Plan Expense			5,958				5,958
Common Dividends ($1.40 per share)				(55,723)			(55,723)
Balance, December 31, 2019	40,157,591	$200,788	$364,790	$222,341	$(6,437)	(a)	$781,482

(a) Accumulated Other Comprehensive Loss on December 31 is comprised of the following:
(in thousands)	2019	2018	2017
Unrealized Gain (Loss) on Marketable Equity Securities:
Before Tax	$68	$(95)	$71
Tax Effect	(14)	20	(15)
Stranded Tax Effect	-	(10)	(10)
Unrealized Gain (Loss) on Marketable Equity Securities – net-of-tax	54	(85)	46
Unamortized Actuarial Losses and Prior Service Costs Related to Pension and Postretirement Benefits:
Before Tax	(8,772)	(6,558)	(9,462)
Tax Effect	2,281	1,705	2,991
Stranded Tax Effect	-	794	794
Unamortized Actuarial Losses and Prior Service Costs Related to Pension and Postretirement Benefits – net-of-tax	(6,491)	(4,059)	(5,677)
Accumulated Other Comprehensive Loss:
Before Tax	(8,704)	(6,653)	(9,391)
Tax Effect	2,267	1,725	2,976
Stranded Tax Effect	-	784	784
Net Accumulated Other Comprehensive Loss	$(6,437)	$(4,144)	$(5,631)

See accompanying notes to consolidated financial statements.

Otter Tail Corporation
Consolidated Statements of Cash Flows—For the Years Ended December 31
(in thousands)	2019	2018	2017
Cash Flows from Operating Activities
Net Income	$86,847	$82,345	$72,439
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	78,086	74,666	72,545
Deferred Tax Credits	(1,348)	(1,405)	(1,470)
Deferred Income Taxes	11,507	19,224	24,001
Change in Deferred Debits and Other Assets	(15,502)	941	(2,173)
Discretionary Contribution to Pension Plan	(22,500)	(20,000)	-
Change in Noncurrent Liabilities and Deferred Credits	33,534	(2,414)	19,257
Allowance for Equity/Other Funds Used During Construction	(2,553)	(2,194)	(986)
Stock Compensation Expense – Equity Awards	5,958	4,441	3,642
Other—Net	76	-	10
Cash (Used for) Provided by Current Assets and Current Liabilities:
Change in Receivables	(1,860)	(8,559)	(2,135)
Change in Inventories	8,419	(18,236)	(4,294)
Change in Other Current Assets	2,919	(754)	(3,060)
Change in Payables and Other Current Liabilities	(171)	14,997	(3,013)
Change in Interest Payable and Income Taxes Receivable	1,625	396	(1,186)
Net Cash Provided by Operating Activities	185,037	143,448	173,577
Cash Flows from Investing Activities
Capital Expenditures	(207,365)	(105,425)	(132,913)
Proceeds from Disposal of Noncurrent Assets	8,519	2,378	4,491
Cash Used for Investments and Other Assets	(10,626)	(4,372)	(4,168)
Net Cash Used in Investing Activities	(209,472)	(107,419)	(132,590)
Cash Flows from Financing Activities
Change in Checks Written in Excess of Cash	(2,814)	(345)	2,434
Net Short-Term (Repayments) Borrowings	(12,599)	(93,772)	69,488
Proceeds from Issuance of Common Stock	20,338	-	4,349
Common Stock Issuance Expenses	(577)	(108)	-
Payments for Retirement of Capital Stock	(2,730)	(3,011)	(1,799)
Proceeds from Issuance of Long-Term Debt	100,000	100,000	-
Short-Term and Long-Term Debt Issuance Expenses	(950)	(761)	(380)
Payments for Retirement of Long-Term Debt	(172)	(189)	(48,231)
Dividends Paid	(55,723)	(53,198)	(50,632)
Net Cash Provided by (Used in) Financing Activities	44,773	(51,384)	(24,771)
Net Change in Cash and Cash Equivalents	20,338	(15,355)	16,216
Cash and Cash Equivalents at Beginning of Period	861	16,216	-
Cash and Cash Equivalents at End of Period	$21,199	$861	$16,216

See accompanying notes to consolidated financial statements.

Otter Tail Corporation
Consolidated Statements of Capitalization, December 31
(in thousands, except share data)	2019	2018
Short-Term Debt
Otter Tail Corporation Credit Agreement	$6,000	$9,215
Otter Tail Power Company Credit Agreement	-	9,384
Total Short-Term Debt	$6,000	$18,599

Long-Term Debt
Obligations of Otter Tail Corporation
3.55% Guaranteed Senior Notes, due December 15, 2026	$80,000	$80,000
Partnership in Assisting Community Expansion (PACE) Note, 2.54%, due March 18, 2021	351	523
Total – Otter Tail Corporation	80,351	80,523
Less: Current Maturities--net of Unamortized Debt Issuance Costs	183	172
Unamortized Long-Term Debt Issuance Costs	356	407
Total Otter Tail Corporation Long-Term Debt net of Unamortized Debt Issuance Costs	79,812	79,944

Obligations of Otter Tail Power Company
Senior Unsecured Notes 4.63%, Series 2011A, due December 1, 2021	140,000	140,000
Senior Unsecured Notes 6.15%, Series 2007B, due August 20, 2022	30,000	30,000
Senior Unsecured Notes 6.37%, Series 2007C, due August 20, 2027	42,000	42,000
Senior Unsecured Notes 4.68%, Series 2013A, due February 27, 2029	60,000	60,000
Senior Unsecured Notes 3.07%, Series 2019A, due October 10, 2029[1]	10,000	-
Senior Unsecured Notes 6.47%, Series 2007D, due August 20, 2037	50,000	50,000
Senior Unsecured Notes 3.52%, Series 2019B, due October 10, 2039	26,000	-
Senior Unsecured Notes 5.47%, Series 2013B, due February 27, 2044	90,000	90,000
Senior Unsecured Notes 4.07%, Series 2018A, due February 7, 2048	100,000	100,000
Senior Unsecured Notes 3.82%, Series 2019C, due October 10, 2049	64,000	-
Total – Otter Tail Power Company	612,000	512,000
Less: Unamortized Long-Term Debt Issuance Costs	2,231	1,942
Total Otter Tail Power Company Long-Term Debt net of Unamortized Debt Issuance Costs	609,769	510,058

Total Consolidated Long-Term Debt	692,351	592,523
Less: Current Maturities--net of Unamortized Debt Issuance Costs	183	172
Unamortized Long-Term Debt Issuance Costs	2,587	2,349
Total Consolidated Long-Term Debt net of Unamortized Debt Issuance Costs	689,581	590,002
Cumulative Preferred Shares—Without Par Value, Authorized 1,500,000 Shares; Outstanding: None	-	-
Cumulative Preference Shares–Without Par Value, Authorized 1,000,000 Shares; Outstanding: None	-	-
Total Common Shareholders’ Equity	781,482	728,863
Total Capitalization	$1,471,063	$1,318,865

1Holder is COBANK, a cooperative lender. Interest payments are subject to cash credits which may result in a lower effective interest rate.

See accompanying notes to consolidated financial statements.

Otter Tail Corporation

Notes to Consolidated Financial Statements

For the years ended December 31, 2019, 2018 and 2017

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

Plant, Retirements and Depreciation

Utility plant is stated at original cost. The cost of additions includes contracted work, direct labor and materials, allocable overheads and allowance for funds used during construction. The amount of interest capitalized on electric utility plant was $1,728,000 in 2019, $1,206,000 in 2018 and $741,000 in 2017. The cost of depreciable units of property retired less salvage is charged to accumulated depreciation. Removal costs, when incurred, are charged against the accumulated reserve for estimated removal costs, a regulatory liability. Maintenance, repairs and replacement of minor items of property are charged to operating expenses. The provisions for utility depreciation for financial reporting purposes are made on the straight-line method based on the estimated remaining service lives of the properties (5 to 82 years). Such provisions as a percent of the average balance of depreciable electric utility property were 2.81% in 2019, 2.76% in 2018 and 2.74% in 2017. Gains or losses on group asset dispositions are taken to the accumulated provision for depreciation reserve and impact current and future depreciation rates.

Property and equipment of nonelectric operations are carried at historical cost or at fair value if acquired in a business combination and are depreciated on a straight-line basis over the assets’ estimated useful lives (2 to 40 years). The cost of additions includes contracted work, direct labor and materials, allocable overheads and capitalized interest. No interest was capitalized on nonelectric plant in 2019, 2018 or 2017. Maintenance and repairs are expensed as incurred. Gains or losses on asset dispositions are included in the determination of operating income.

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

Jointly Owned Facilities

OTP is a joint owner in two coal-fired steam-powered electric generation plants: Big Stone Plant near Big Stone City, South Dakota and Coyote Station near Beulah, North Dakota. OTP is also a joint owner, with other regional utilities, in five major transmission lines. The following table provides OTP’s ownership percentages and amounts included in the Company’s December 31, 2019 and 2018 consolidated balance sheets for OTP’s share of jointly owned assets in each of these jointly owned facilities:

Jointly Owned Facilities (dollars in thousands)	OTP Ownership Percentage	Electric Plant in Service	Construction Work in Progress	Accumulated Depreciation	Net Plant
December 31, 2019
Big Stone Plant	53.9%	$337,197	$384	$(98,654)	$238,927
Coyote Station	35.0%	184,493	83	(108,248)	76,328
Big Stone South–Ellendale 345 kV line[1]	50.0%	106,343	-	(819)	105,524
Fargo–Monticello 345 kV line	14.2%	78,184	-	(7,011)	71,173
Big Stone South–Brookings 345 kV line	50.0%	53,036	-	(2,016)	51,020
Brookings–Southeast Twin Cities 345 kV line	4.8%	26,286	-	(2,086)	24,200
Bemidji–Grand Rapids 230 kV line	14.8%	16,331	-	(233)	16,098
December 31, 2018
Big Stone Plant	53.9%	$336,051	$361	$(92,007)	$244,405
Coyote Station	35.0%	177,713	2,588	(100,997)	79,304
Big Stone South–Ellendale 345 kV line[1]	50.0%	-	106,490	-	106,490
Fargo–Monticello 345 kV line	14.2%	78,184	-	(5,891)	72,293
Big Stone South–Brookings 345 kV line	50.0%	53,235	(150)	(1,264)	51,821
Brookings–Southeast Twin Cities 345 kV line	4.8%	26,281	-	(1,713)	24,568
Bemidji–Grand Rapids 230 kV line	14.8%	16,331	-	(2,091)	14,240

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

Coyote Station Lignite Supply Agreement – Variable Interest Entity

In October 2012 the Coyote Station owners, including OTP, entered into a lignite sales agreement (LSA) with Coyote Creek Mining Company, L.L.C. (CCMC), a subsidiary of The North American Coal Corporation, for the purchase of lignite coal to meet the coal supply requirements of Coyote Station for the period beginning in May 2016 and ending in December 2040. The price per ton paid by the Coyote Station owners under the LSA reflects the cost of production, along with an agreed profit and capital charge. CCMC was formed for the purpose of mining coal to meet the coal fuel supply requirements of Coyote Station from May 2016 through December 2040 and, based on the terms of the LSA, is considered a variable interest entity (VIE) due to the transfer of all operating and economic risk to the Coyote Station owners, as the agreement is structured so that the price of the coal would cover all costs of operations as well as future reclamation costs. The Coyote Station owners are required to buy certain assets of CCMC at book value should they terminate the contract prior to the end of the contract term and are providing a guarantee of the value of the equity of CCMC because the Coyote Station owners are required to buy the membership interests of CCMC at the end of the contract term at equity value. Under current accounting standards, the primary beneficiary of a VIE is required to include the assets, liabilities, results of operations and cash flows of the VIE in its consolidated financial statements. No single owner of Coyote Station owns a majority interest in Coyote Station and none, individually, has the power to direct the activities that most significantly impact CCMC. Therefore, none of the owners individually, including OTP, is considered a primary beneficiary of the VIE and the Company is not required to include CCMC in its consolidated financial statements.

If the LSA terminates prior to the expiration of its term or the production period terminates prior to December 31, 2040 and the Coyote Station owners purchase all of the outstanding membership interests of CCMC, the owners will satisfy (or if permitted by CCMC’s applicable lenders assume) all of CCMC’s obligations owed to CCMC’s lenders under its loans and leases. The Coyote Station owners have limited rights to assign their rights and obligations under the LSA without the consent of CCMC’s lenders during any period in which CCMC’s obligations to its lenders remain outstanding. In the event the contract is terminated prior to the end of the term due to certain events, OTP’s maximum exposure to additional costs, as a result of its involvement with CCMC, and potential impairment loss if recovery of those costs is denied by regulatory authorities, could be as high as $50.4 million, OTP’s 35% share of CCMC’s unrecovered costs as of December 31, 2019.

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

Revenue Recognition

In May 2014 the FASB issued a major update to the ASC, Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606) (ASC 606). The Company adopted the updates in ASC 606 effective January 1, 2018 on a modified retrospective basis but did not record a cumulative effect adjustment to retained earnings on application of the updates because the adoption of the updates in ASC 606 had no material impact on the timing of revenue recognition for the Company or its subsidiaries. ASC 606 is a comprehensive, principles-based accounting standard which amended previous revenue recognition guidance with the objective of improving revenue recognition requirements by providing a single comprehensive model to determine the measurement of revenue and the timing of revenue recognition. ASC 606 requires expanded disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.

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

OTP accrues ARP revenue on the basis of costs incurred, investments made and returns on those investments that qualify for recovery through established riders. Amounts billed under riders in effect at the time of the billing are included in revenues from contracts with customers net of amounts billed that are subject to refund through future rider adjustments. Amounts accrued and subject to recovery through future rider rate updates and adjustments are reported as changes in accrued revenues under ARPs on a separate line in the revenue section of the Company’s consolidated statement of income. See table in note 3 to consolidated financial statements for total revenues billed and accrued under ARP riders for the years ended December 31, 2019, 2018 and 2017.

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

Plastics Segment Revenues—Companies in our Plastics segment earn revenue predominantly from the sale and delivery of standardized polyvinyl chloride (PVC) pipe products produced at their manufacturing facilities. Revenue from the sale of these products is recognized at the point in time when the product is shipped based on prices agreed to in a purchase order. For revenue recognized on shipped products, there is no further obligation to provide services related to such products. The shipping terms used in these instances are FOB shipping point. The Plastics segment has one customer for which it produces and stores a product made to the customer’s specifications and design under a build and hold agreement. For sales to this customer, the operating company recognizes revenue as the custom-made product is produced, adjusting the amount of revenue for volume rebate variable pricing considerations the operating company expects the customer will earn and applicable early payment discounts the company expects the customer will take. Ownership of the pipe transfers to the customer prior to delivery and the operating company is paid a negotiated fee for storage of the pipe. Revenue for storage of the pipe is also recognized over time as the pipe is stored.

See operating revenue table in note 2 to consolidated financial statements for a disaggregation of the Company’s revenues by business segment for the years ended December 31, 2019, 2018 and 2017.

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

Cash Equivalents

The Company considers all highly liquid debt instruments purchased with maturity of 90 days or less to be cash equivalents.

Investments

The following table provides a breakdown of the Company’s investments at December 31:

(in thousands)	2019	2018
Cost Method:
Economic Development Loan Pools	$24	$34
Other	73	123
Equity Method Partnerships	27	26
Marketable Debt Securities Classified as Available-for-Sale	8,184	7,484
Marketable Equity Securities Classified as Available-for-Sale	1,586	1,294
Total Investments	$9,894	$8,961

The Company’s marketable securities classified as available-for-sale are held for insurance purposes and are reflected at their fair values on December 31, 2019. See further discussion below.

Inventories

Inventories, valued at the lower of cost or net realizable value, consist of the following:

	December 31,	December 31,
(in thousands)	2019	2018
Finished Goods	$31,863	$37,130
Work in Process	16,508	20,393
Raw Material, Fuel and Supplies	49,480	48,747
Total Inventories	$97,851	$106,270

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

The following tables present, for each of the hierarchy levels, the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2019 and December 31, 2018:

December 31, 2019 (in thousands)	Level 1	Level 2	Level 3
Assets:
Investments:
Equity Funds – Held by Captive Insurance Company	$1,586
Corporate Debt Securities – Held by Captive Insurance Company		$2,124
Government-Backed and Government-Sponsored Enterprises’ Debt Securities – Held by Captive Insurance Company		6,060
Other Assets:
Money Market and Mutual Funds – Retirement Plans	2,363
Total Assets	$3,949	$8,184

December 31, 2018 (in thousands)	Level 1	Level 2	Level 3
Assets:
Investments:
Equity Funds – Held by Captive Insurance Company	$1,294
Corporate Debt Securities – Held by Captive Insurance Company		$5,898
Government-Backed and Government-Sponsored Enterprises’ Debt Securities – Held by Captive Insurance Company		1,586
Other Assets:
Money Market and Mutual Funds – Nonqualified Retirement Savings Plan	838
Total Assets	$2,132	$7,484

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

The following tables summarize changes to goodwill by business segment during 2019 and 2018:

(in thousands)	Gross Balance December 31, 2018	Accumulated Impairments	Balance (net of impairments) December 31, 2018	Adjustments to Goodwill in 2019	Balance (net of impairments) December 31, 2019
Manufacturing	$18,270	$-	$18,270	$-	$18,270
Plastics	19,302	-	19,302	-	19,302
Total	$37,572	$-	$37,572	$-	$37,572

(in thousands)	Gross Balance December 31, 2017	Accumulated Impairments	Balance (net of impairments) December 31, 2017	Adjustments to Goodwill in 2018	Balance (net of impairments) December 31, 2018
Manufacturing	$18,270	$-	$18,270	$-	$18,270
Plastics	19,302	-	19,302	-	19,302
Total	$37,572	$-	$37,572	$-	$37,572

Intangible assets with finite lives are amortized over their estimated useful lives and reviewed for impairment in accordance with requirements under ASC Topic 360-10-35, Property, Plant, and Equipment—Overall—Subsequent Measurement.

The following table summarizes the components of the Company’s intangible assets at December 31, 2019 and December 31, 2018:

December 31, 2019 (in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Amortization Periods (months)
Amortizable Intangible Assets:
Customer Relationships	$22,491	$11,259	$11,232	88 - 188
Other	179	121	58	8 - 45
Total	$22,670	$11,380	$11,290
December 31, 2018 (in thousands)
Amortizable Intangible Assets:
Customer Relationships	$22,491	$10,127	$12,364	12 - 200
Other	154	68	86	20
Total	$22,645	$10,195	$12,450

The amortization expense for these intangible assets was:

(in thousands)	2019	2018	2017
Amortization Expense – Intangible Assets	$1,186	$1,315	$1,347

The estimated annual amortization expense for these intangible assets for the next five years is:

(in thousands)	2020	2021	2022	2023	2024
Estimated Amortization Expense – Intangible Assets	$1,140	$1,105	$1,105	$1,104	$1,099

Supplemental Disclosures of Cash Flow Information

	As of December 31,
(in thousands)	2019	2018
Noncash Investing Activities:
Transactions Related to Capital Additions not Settled in Cash	$37,429	$13,757

(in thousands)	2019	2018	2017
Cash Paid During the Year for:
Interest (net of amount capitalized)	$30,132	$28,109	$29,791
Income Taxes	$4,797	$6,109	$5,064

New Accounting Standards Adopted

ASU 2016-02—In February 2016 the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02). ASU 2016-02 is a comprehensive amendment of the ASC, creating Topic 842, which supersedes the requirements under ASC Topic 840 on leases and requires the recognition of lease assets and lease liabilities on the balance sheet and the disclosure of key information about leasing arrangements. The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The main difference between previous Generally Accepted Accounting Principles in the United States (GAAP) and Topic 842 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. The Company adopted the amendments in ASU 2016-02 to its consolidated financial statements effective January 1, 2019. See note 8 to consolidated financial statements for further information on leases and the Company’s elections for applying the new standard.

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

The amendments in ASU 2017-04 modify the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. An entity no longer will determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. Because these amendments eliminate Step 2 from the goodwill impairment test, they should reduce the cost and complexity of evaluating goodwill for impairment. The amendments in ASU 2017-04 are effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company early adopted the amendments in ASU 2017-04 in the first quarter of 2019. The Company had no indication that any of its goodwill was impaired, and therefore, the adoption of the updated standard had no impact on the Company’s consolidated financial statements.

ASU 2018-02—In February 2018 the FASB issued ASU No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU 2018-02). The amendments in ASU 2018-02, which are narrow in scope, allow a reclassification from accumulated other comprehensive income/loss (AOCI/(L)) to retained earnings for stranded tax effects resulting from the 2017 Tax Cuts and Jobs Act (TCJA). Consequently, the amendments eliminate the stranded tax effects resulting from the TCJA and will improve the usefulness of information reported to financial statement users. The amendments in ASU 2018-02 also require certain disclosures about stranded tax effects and are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The amendments in ASU 2018-02 can be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the TCJA is recognized.

The Company adopted the updates in ASU 2018-02 effective January 1, 2019, applying them in the period of adoption and not retrospectively. On adoption, the Company reclassified $784,000 of income tax effects of the TCJA on the gross deferred tax amounts reflected in AOCI/(L) at the date of enactment of the TCJA and AOCI/(L) to retained earnings so the remaining gross deferred tax amounts related to items in AOCI/(L) will reflect current effective tax rates.

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

New Accounting Standards Pending Adoption

ASU 2016-13—In June 2016 the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326) (ASC 326), which changes how entities account for credit losses on receivables and certain other assets. The guidance requires use of a current expected credit loss model, which may result in earlier recognition of credit losses than under previous accounting standards. ASC 326 is effective for interim and annual periods beginning on or after December 15, 2019. The Company has reviewed its outstanding investments and receivables that will be subject to evaluation for credit losses under the new standard and determined that application of the new expected loss model will not have a material impact on its current calculation of credit losses and allowance for doubtful accounts balance. The Company will apply ASC 326 to its consolidated financial statements in the first quarter of 2020. Adoption of the new standard will not have a material impact on the Company’s consolidated financial statements and the Company will not record a cumulative effect adjustment to retained earnings on adoption.

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

2. Business Segment Information

The accounting policies of the segments are described under note 1 – Summary of Significant Accounting Policies. The Company's businesses have been classified into three segments to be consistent with its business strategy and the reporting and review process used by the Company’s chief operating decision maker. These businesses sell products and provide services to customers primarily in the United States. The Company’s business structure currently includes the following three segments: Electric, Manufacturing and Plastics. The chart below indicates the operating companies included in each segment.

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

No single customer accounted for over 10% of the Company’s consolidated revenues in 2019, 2018 and 2017. While no single customer accounted for over 10% of consolidated revenue in 2019, certain customers provided a significant portion of each business segment’s 2019 revenue. The Electric segment has one customer that provided 11.9% of 2019 segment revenues. The Manufacturing segment has one customer that manufactures and sells recreational vehicles that provided 23.8% of 2019 segment revenues and one customer that manufactures and sells lawn and garden equipment that provided 11.1% of 2019 segment revenues. The Manufacturing segment’s top five revenue-generating customers provided over 54% of 2019 segment revenues. The Plastics segment has two customers that individually provided 25.3% and 20.4% of 2019 segment revenues. The loss of any one of these customers would have a significant negative impact on the financial position and results of operations of the respective business segment and the Company.

All the Company’s long-lived assets are within the United States and sales within the United States accounted for 98.8% of sales in 2019, 98.4% of sales in 2018 and 98.2% of sales in 2017.

The Company evaluates the performance of its business segments and allocates resources to them based on earnings contribution and return on total invested capital. Information for the business segments for 2019, 2018 and 2017 is presented in the following table:

(in thousands)	2019	2018	2017
Operating Revenue
Electric Segment:
Retail Sales Revenue from Contracts with Customers	$405,446	$388,690	$376,902
Changes in Accrued ARP Revenues	1,032	(439)	(1,971)
Total Retail Sales Revenue	406,478	388,251	374,931
Transmission Services Revenue	40,542	46,947	46,664
Wholesale Revenues – Company Generation	5,007	7,735	5,173
Other Electric Revenues	7,070	7,322	7,769
Total Electric Segment Revenues	459,097	450,255	434,537
Manufacturing Segment:
Metal Parts and Tooling	236,032	223,765	189,242
Plastic Products and Tooling	35,173	35,836	33,939
Other	5,999	8,808	6,557
Total Manufacturing Segment Revenues	277,204	268,409	229,738
Plastics Segment – Sale of PVC Pipe Products	183,257	197,840	185,132
Intersegment Eliminations	(55)	(57)	(57)
Total	$919,503	$916,447	$849,350
Cost of Products Sold
Manufacturing	$215,179	$205,699	$176,473
Plastics	139,974	148,881	140,107
Intersegment Eliminations	(34)	(21)	(18)
Total	$355,119	$354,559	$316,562
Other Nonelectric Expenses
Manufacturing	$29,895	$29,650	$23,785
Plastics	11,393	12,323	11,564
Corporate	9,515	9,607	6,182
Intersegment Eliminations	(21)	(36)	(39)
Total	$50,782	$51,544	$41,492

(in thousands)	2019	2018	2017
Depreciation and Amortization
Electric	$60,044	$55,935	$53,276
Manufacturing	14,261	14,794	15,379
Plastics	3,451	3,719	3,817
Corporate	330	218	73
Total	$78,086	$74,666	$72,545
Operating Income (Loss)
Electric	$98,417	$88,031	$94,797
Manufacturing	17,869	18,266	14,101
Plastics	28,439	32,917	29,644
Corporate	(9,845)	(9,825)	(6,255)
Total	$134,880	$129,389	$132,287
Interest Charges
Electric	$26,548	$26,365	$25,334
Manufacturing	2,345	2,230	2,215
Plastics	718	609	633
Corporate and Intersegment Eliminations	1,800	1,204	1,422
Total	$31,411	$30,408	$29,604
Income Tax Expense (Benefit)
Electric	$12,867	$5,685	$17,013
Manufacturing	2,784	3,393	989
Plastics	7,309	8,728	7,448
Corporate	(5,519)	(3,218)	1,806
Total	$17,441	$14,588	$27,256
Net Income (Loss)
Electric	$59,046	$54,431	$49,446
Manufacturing	12,899	12,839	11,050
Plastics	20,572	23,819	21,696
Corporate	(5,670)	(8,744)	(9,753)
Total	$86,847	$82,345	$72,439
Capital Expenditures
Electric	$187,362	$87,287	$118,444
Manufacturing	14,268	13,316	9,916
Plastics	5,452	4,199	4,432
Corporate	283	623	121
Total	$207,365	$105,425	$132,913
Identifiable Assets
Electric	$1,931,525	$1,728,534	$1,690,224
Manufacturing	195,742	187,556	167,023
Plastics	92,049	91,630	87,230
Corporate	54,279	44,797	59,801
Total	$2,273,595	$2,052,517	$2,004,278

3. Rate and Regulatory Matters

Below are descriptions of OTP’s major capital expenditure projects that have had, or are expected to have, a significant impact on OTP’s revenue requirements, rates and alternative revenue recovery mechanisms, followed by summaries of specific general rate proceedings and descriptions of rate riders and a summary of rate rider proceedings with the Minnesota Public Utilities Commission (MPUC), the North Dakota Public Service Commission (NDPSC), the South Dakota Public Utilities Commission (SDPUC) and the FERC, impacting OTP’s revenues in 2019, 2018 and 2017.

Major Capital Expenditure Projects

Merricourt Wind Energy Center (Merricourt)—On November 16, 2016 OTP entered into an Asset Purchase Agreement (the Purchase Agreement) with EDF Renewable Development, Inc. and certain of its affiliated companies (collectively, EDF) to purchase and assume the development assets and certain specified liabilities associated with Merricourt, a 150-megawatt (MW) wind farm in southeastern North Dakota, for a purchase price of approximately $34.7 million, subject to adjustments for interconnection costs. Also on November 16, 2016, OTP entered into a Turnkey Engineering, Procurement and Construction Services Agreement (the TEPC Agreement) with EDF-RE US Development, LLC (EDF-USD) pursuant to which EDF-USD will develop, design, procure, construct, interconnect, test and commission the wind farm with a targeted completion date in 2020 for consideration of approximately $200.5 million, subject to certain adjustments, payable following the closing of the Purchase Agreement in installments in connection with certain project construction milestones. The agreements contain customary representations, warranties, covenants and indemnities for this type of transaction. On October 26, 2017 the MPUC approved the facility under the Renewable Energy Standard making Merricourt eligible for cost recovery under the Minnesota Renewable Resource Recovery rider, subject to qualifications and reporting obligations. The MPUC’s final written order was issued on January 10, 2018. A final order for an Advance Determination of Prudence (ADP) for Merricourt, subject to qualifications and compliance obligations, and a Certificate of Public Convenience and Necessity were issued by the NDPSC on November 3, 2017. The phase-in rider approved by order of the SDPUC on March 6, 2019 includes recovery of Merricourt costs. The Merricourt generator interconnection agreement with MISO was approved by the FERC in April 2019.

In connection with action by the FERC, OTP and EDF-US agreed, in the First Amendment to the Purchase Agreement and the TEPC Agreement dated June 11, 2019, to change the purchase price to $37.7 million and to make a related reallocation of responsibility for interconnection costs and liabilities. On July 16, 2019 OTP closed on the purchase of substantially all of the development assets and assumed certain specified liabilities from EDF related to Merricourt pursuant to the Purchase Agreement, as amended, for a purchase price of approximately $37.7 million, subject to certain adjustments, and issued the notice to EDF-USD to begin construction in August 2019. As of December 31, 2019, OTP had capitalized approximately $81.7 million in project costs and allowance for funds used during construction (AFUDC) associated with Merricourt. OTP expects this project will be completed in October of 2020.

Astoria Station—OTP is constructing this 245 MW simple-cycle natural gas-fired combustion turbine generation facility near Astoria, South Dakota as part of its plan to reliably meet customers’ electric needs, replace expiring capacity purchase agreements and prepare for the planned retirement of its Hoot Lake Plant in 2021. A final order granting an ADP for Astoria Station was issued by the NDPSC on November 3, 2017, subject to certain qualifications and compliance obligations. On August 3, 2018 the SDPUC issued an order granting a site permit for Astoria Station. In a September 26, 2018 hearing the NDPSC established a GCR rider for future recovery of costs incurred for Astoria Station. On March 6, 2019 the SDPUC issued an order approving a settlement that allows a phase-in rider which includes recovery of Astoria Station costs. The interconnection agreement for Astoria Station was executed by MISO in December 2018 and accepted by the FERC in January 2019. Site preparation and excavation began in May 2019. As of December 31, 2019, OTP had capitalized approximately $58.7 million in project costs and AFUDC associated with Astoria Station. OTP expects this project will be completed in late 2020 or early 2021.

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

General Rates

Minnesota—The MPUC rendered its final decision in OTP’s 2016 general rate case in March 2017 and issued its written order on May 1, 2017. Pursuant to the order, OTP’s allowed rate of return on rate base is 7.5056% and its allowed rate of return on equity (ROE) is 9.41%.

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

North Dakota—On November 2, 2017 OTP filed a request with the NDPSC for a rate review and an effective increase in annual revenues from non-fuel base rates of $13.1 million or 8.72%. The requested $13.1 million increase was net of reductions in North Dakota RRA, TCR and ECR rider revenues that would have resulted from a lower allowed ROE and changes in allocation factors in the general rate case. In the request, OTP proposed an allowed return on rate base of 7.97% and an allowed ROE of 10.3%. On December 20, 2017 the NDPSC approved OTP’s request for interim rates to increase annual revenue collections by $12.8 million, effective January 1, 2018. In response to the reduction in the federal corporate tax rate under the TCJA, the NDPSC issued an order on February 27, 2018 reducing OTP’s annual revenue requirement for interim rates by $4.5 million to $8.3 million, effective March 1, 2018.

On March 23, 2018 OTP made a supplemental filing to its initial request for a rate review, reducing its request for an annual revenue increase from $13.1 million to $7.1 million, a 4.8% annual increase. The $6.0 million decrease included $4.8 million related to tax reform and $1.2 million related to other updates.

In a September 26, 2018 hearing the NDPSC approved an overall annual revenue increase of $4.6 million (3.1%) and a ROE of 9.77% on a 52.5% equity capital structure. This compares with OTP’s March 2018 adjusted annual revenue increase request of $7.1 million (4.8%) and a requested ROE of 10.3%. The NDPSC’s approval did not require any rate base adjustments from OTP’s original request and established a GCR rider for future recovery of costs incurred for Astoria Station. The net revenue increase reflects a reduction in income tax recovery requirements related to the TCJA and decreases in rider revenue recovery requirements. Final rates were effective February 1, 2019, with refunds of excess revenues collected under interim rates applied to customers’ April 2019 bills, including $0.8 million for amounts collected reflecting the higher tax rates under interim rates in effect in January and February 2018.

South Dakota—On April 20, 2018 OTP filed a request with the SDPUC to increase non-fuel rates in South Dakota by approximately $3.3 million annually, or 10.1%, as the first step in a two-step request. Interim rates were effective October 18, 2018. The second step in the request was an additional 1.7% revenue increase to recover costs for Merricourt when the wind generation facility goes into service.

The SDPUC approved a partial settlement on March 1, 2019 on all issues of the rate case except ROE. The partial settlement included approval of a phase-in plan to provide for a return on amounts invested in Astoria Station and Merricourt, which addressed the second step of the request for increased rates in South Dakota. The partial settlement also included a moratorium on filing another general rate case in South Dakota until the new generation projects have been in service for a year. The partial settlement also allowed OTP to retain the impact of lower tax rates related to the TCJA from January 1, 2018 through October 17, 2018 resulting in the reversal of an accrued refund liability and recognition of $1.0 million in revenue in the first quarter of 2019. The SDPUC approved the ROE portion of the rate case on May 14, 2019. Pursuant to the May 30, 2019 order, OTP’s allowed ROE was set at 8.75%, resulting in an annual revenue increase of approximately $2.2 million prior to the approval of a June 28, 2019 stipulation agreement discussed below. Final rates went into effect August 1, 2019. An interim rate refund for the lower ROE going back to October 18, 2018 was applied to South Dakota customers’ October 2019 bills.

On July 9, 2019 the SDPUC approved a stipulation agreement entered into by OTP with SDPUC staff for the purpose of correcting a mistake in OTP’s rate base in its 2018 general rate case docket. The revenue requirement stated in the SDPUC’s final order dated May 30, 2019 understated the correct amount of OTP's South Dakota share of electric transmission plant in service by approximately $4.1 million. For South Dakota ratemaking purposes, the understatement resulted in an annual revenue requirement shortfall of approximately $341,000. To address the shortfall, the parties agreed that OTP would file an update to its South Dakota TCR rider. OTP was authorized full recovery of the transmission rate base correction reflected in the TCR rider tracker beginning as of the first date of interim rates, October 18, 2018, with the TCR rider rate update going into effect on October 1, 2019. The stipulation agreement had the effect of increasing the non-fuel annual revenue increase in the general rate case to approximately $2.6 million or 7.7%, which is 69% of the adjusted requested annual revenue increase of approximately $3.7 million or 11.1%.

To ensure rates are appropriately set under the stipulation, the parties agreed to establish an earnings sharing mechanism to share with customers any weather-normalized earnings above the authorized ROE of 8.75%. OTP's annual weather-normalized earnings are reported each year by June 1 in its jurisdictional annual report, which will be used to determine the earnings level for purposes of calculating any refund. The earnings sharing mechanism requires that OTP will refund to customers 50% of any weather-normalized revenue that corresponds to the earnings in excess of its authorized ROE, up to a maximum of 9.50% ROE for a particular year. OTP will refund 100% of any earnings above 9.50% each year. In the event a refund is due under this provision, OTP will notify the SDPUC of the refund amount and plan for crediting customers within 30 days of filing its South Dakota jurisdictional annual report.

Rate Riders

OTP has several rate riders in place in each of its state jurisdictional service areas. These rate riders are designed to recover expenses, costs and returns on rate base investments not currently being recovered in base, or general, rates. Following is a brief description and summary of recent proceedings of riders in place in each state served by OTP followed by tables showing revenues recorded under rate riders in 2019, 2018 and 2017 and a listing of rate rider updates impacting revenues in 2019, 2018 and 2017.

Minnesota

Minnesota Conservation Improvement Programs (MNCIP)— OTP recovers conservation related costs not included in base rates under the MNCIP through the use of an annual recovery mechanism approved by the MPUC. On May 25, 2016 the MPUC adopted changes to the MNCIP financial incentive. The model provides utilities an incentive of 13.5% of 2017 net benefits, 12% of 2018 net benefits and 10% of 2019 net benefits, assuming the utility achieves 1.7% savings compared to retail sales. The financial incentive is also limited to 40% of 2017 MNCIP spending, 35% of 2018 spending and 30% of 2019 spending. The new model reduces the MNCIP financial incentive by approximately 50% compared to the previous incentive mechanism. The Minnesota Department of Commerce (MNDOC) issued a decision on May 20, 2019 to extend all utilities’ 2017-2019 MNCIP plans one year, through 2020, with an incentive based on 30% of spending and 10% of net benefits.

Based on results from MNCIP 2019, 2018 and 2017 program years, OTP recognized financial incentives of $2.7 million for 2019, $3.0 million for 2018 and $2.9 million for 2017, of which $2.6 million was recognized in 2017 with $0.3 million that had been reserved for potential future refund recognized in 2019.

Transmission Cost Recovery Rider— The Minnesota Public Utilities Act provides a mechanism for automatic adjustment outside of a general rate proceeding to recover the costs of new transmission facilities that meet certain criteria, plus a return on investment at the level approved in a utility’s last general rate case. Additionally, following approval of the rate schedule, the MPUC may approve annual rate adjustments filed pursuant to the rate schedule.

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

On June 11, 2018 the Minnesota Court of Appeals reversed the MPUC’s order related to the inclusion of Minnesota’s jurisdictional share of OTP’s investment in the Big Stone South–Brookings and Big Stone South–Ellendale MVPs and all revenues received from other utilities under MISO’s tariffed rates as a credit in OTP Minnesota TCR revenue requirement calculations. On July 11, 2018 the MPUC filed a petition for review of the MVP decision to the Minnesota Supreme Court, which granted review of the Minnesota Court of Appeals decision. A decision by the Minnesota Supreme Court is expected in the second quarter of 2020.

On November 30, 2018 OTP filed its annual update and supplemental filing to the Minnesota TCR rider. In this filing two scenarios were submitted based on whether the Minnesota Supreme Court affirms the original decision by the Minnesota Court of Appeals to exclude the MVP projects from the TCR rider or overturns the Minnesota Court of Appeals decision and includes the two MVP projects in the TCR rider. In addition, on April 1, 2019, the MNDOC filed comments in OTP’s TCR rider docket, opposing OTP’s proposal for TCR rider recovery of these costs. The MPUC is not expected to act on the TCR rider until after the Minnesota Supreme Court has acted and additional briefing has occurred in the docket. The estimated amount credited to Minnesota customers through the TCR rider through December 31, 2019, and subject to recovery if the Minnesota Court of Appeals decision is upheld is approximately $2.6 million. If the Minnesota Court of Appeals decision is upheld, there will be additional briefing in the pending TCR rider docket regarding the recovery of these costs.

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

Renewable Resource Adjustment—Effective November 1, 2017, with the implementation of final rates in Minnesota, new rates were put into effect for the Minnesota RRA rider to address recovery of federal production tax credits (PTCs) expiring on OTP’s wind farms in 2017 and 2018. On June 21, 2019 OTP filed its annual update to the Minnesota RRA requesting approval for recovery of the difference in PTCs in base rates and the actual PTCs generated, as well as recovery of Merricourt. On December 19, 2019 the MPUC approved a revised request which included changes related to Merricourt capitalized costs.

Fuel and Purchased Power Costs Recovery—In a December 2017 order, the MPUC adopted a program to implement certain procedural reforms to Minnesota utilities’ automatic fuel adjustment clause (FAC) for fuel and purchased power cost recovery. With this order, the method of accounting for all Minnesota electric utilities changed to a monthly budgeted, forward-looking FAC with annual prudence review and true-up to actual allowed costs. On October 31, 2019 the MPUC approved the forecasted monthly fuel cost rates submitted by OTP for 2020 and the rates became effective on January 1, 2020. This mechanism could result in reductions in Electric segment operating income margins, increase variability in consolidated net income in future periods if costs per kwh vary from forecasted costs per kwh and cause an increase in working capital and short-term borrowings in the event recovery of all or a portion of excess costs is delayed or denied by the MPUC.

North Dakota

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

On December 31, 2019 OTP filed its annual update to the North Dakota RRA requesting approval for recovery of the difference in PTCs in base rates and the actual PTCs generated, as well as a return on Merricourt costs incurred while under construction. This update also included a credit for the remaining unrefunded credit balance in the North Dakota ECR rider tracker on November 30, 2019.

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

On December 18, 2019 the NDPSC approved OTP’s annual update to its North Dakota TCR rider. The filing included seven new projects, updated costs associated with existing projects, details about the pending MISO ROE complaint, and details about SPP related expenses.

Environmental Cost Recovery Rider—OTP has an ECR rider in North Dakota. The ECR rider provides for a return on investment at the level approved in OTP’s preceding general rate case and recovery of OTP’s North Dakota share of environmental investments and costs approved for recovery under the rider. Prior to its 2017 general rate case reaching a final settlement and final rates going into effect on February 1, 2019, OTP’s North Dakota jurisdictional share of the revenue requirements associated with its investment in the Big Stone Plant AQCS and Hoot Lake Plant Mercury and Air Toxic Standards (MATS) projects were being recovered through the ECR rider. Effective February 1, 2019 these rate base investments are being recovered under general rates and the rider was zeroed out except for an overcollection balance that will be refunded to ratepayers through the North Dakota RRA annual update filed on December 31, 2019.

Generation Cost Recovery Rider—On May 15, 2019 the NDPSC approved OTP’s request to establish an initial GCR rider rate for recovery of OTP’s North Dakota jurisdictional share of the revenue requirements on its investment in Astoria Station, effective on bills rendered after July 1, 2019.

South Dakota

Transmission Cost Recovery Rider—South Dakota law provides a mechanism for automatic adjustment outside of a general rate proceeding to recover jurisdictional capital and operating costs incurred by a public utility for new or modified electric transmission facilities. OTP has a TCR rider in South Dakota. A supplemental filing to update the rider was made on January 29, 2018 to reflect updated costs and collections and incorporate the impact of the reduction in the federal corporate income tax rate under the TCJA. Effective October 18, 2018, with the implementation of interim rates under South Dakota general rate case proceedings, the TCR rate was decreased as a result of recovery of certain costs being shifted to recovery in interim rates and included for ongoing recoveries in final base rates at the end of the 2018 general rate case.

OTP made a supplemental filing for the South Dakota TCR rider on February 1, 2019. On February 15, 2019 the SDPUC approved the supplemental filing and rates effective March 1, 2019. Two new projects were approved for recovery under the rider: The Lake Norden area transmission upgrade project with a recovery date effective January 1, 2019 and the Big Stone South–Ellendale project with a recovery date effective January 1, 2020.

On September 17, 2019 the SDPUC approved OTP’s supplemental TCR rider filing update request to address the transmission rate base correction disclosed in the 2018 general rate case docket with updated rates effective October 1, 2019.

Environmental Cost Recovery Rider—OTP has an ECR rider in South Dakota. The ECR rider provides for a return on investment at the level approved in OTP’s most recent general rate case and for recovery of OTP’s South Dakota share of environmental investments and costs approved for recovery under the rider. Prior to interim rates going into effect on October 18, 2018 pending a final decision on OTP’s South Dakota general rate increase request, OTP’s South Dakota jurisdictional share of the revenue requirements associated with its investment in the Big Stone Plant AQCS and Hoot Lake Plant MATS projects were being recovered through the ECR rider. With the initiation of interim rates, recovery of the costs previously being recovered under the ECR rider was transitioned to recovery under interim rates and the South Dakota ECR rider rate was reset to provide a refund to customers while interim rates were in effect. The ending balance of the South Dakota ECR rider at the conclusion of interim rates was refunded to South Dakota customers along with their October 2019 interim rate refunds.

Phase-In Rate Plan Rider—On May 31, 2019 OTP petitioned the SDPUC for approval of its initial rate for the Phase-In Rate Plan Rider as described in OTP’s most recent South Dakota general rate case settlement stipulation and was approved by the SDPUC’s order in that rate case. The petition is OTP’s initial filing for the rider to recover OTP’s South Dakota share of actual and forecasted costs for Astoria Station and Merricourt, and to refund forecasted net benefits associated with additional load growth in the Lake Norden area.

On August 21, 2019 the SDPUC approved OTP’s supplemental filing for its South Dakota Phase-In Rate Plan Rider effective September 1, 2019.

Rate Rider Updates

The following table provides summary information on the status of updates since January 1, 2016 for the rate riders described above:

Rate Rider	R - Request Date A - Approval Date		Effective Date Requested or Approved	Annual Revenue ($000s)	Rate
Minnesota
Conservation Improvement Program
2018 Incentive and Cost Recovery	A –	December 27, 2019	January 1, 2020	$11,926	$0.00710	/kwh
2017 Incentive and Cost Recovery	A –	October 4, 2018	November 1, 2018	$10,283	$0.00600	/kwh
2016 Incentive and Cost Recovery	A –	September 15, 2017	October 1, 2017	$9,868	$0.00536	/kwh
2015 Incentive and Cost Recovery	A –	July 19, 2016	October 1, 2016	$8,590	$0.00275	/kwh
Transmission Cost Recovery
2018 Annual Update–Scenario A	R –	November 30, 2018	June 1, 2019	$6,475	Various
–Scenario B				$2,708	Various
2017 Rate Reset	A –	October 30, 2017	November 1, 2017	$(3,311)	Various
2016 Annual Update	A –	July 5, 2016	September 1, 2016	$4,736	Various
Environmental Cost Recovery
2018 Annual Update	A –	November 29, 2018	December 1, 2018	$-	0%	of base
2017 Rate Reset	A –	October 30, 2017	November 1, 2017	$(1,943)	-0.935%	of base
2016 Annual Update	A –	July 5, 2016	September 1, 2016	$11,884	6.927%	of base
Renewable Resource Adjustment
2019 Annual Update – Revised	A –	December 19, 2019	January 1, 2020	$12,506	$0.00467	/kwh
2018 Annual Update	A –	August 29, 2018	November 1, 2018	$5,886	$0.00219	/kwh
2017 Rate Reset	A –	October 30, 2017	November 1, 2017	$1,279	$0.00049	/kwh
North Dakota
Renewable Resource Adjustment
2020 Annual Update	R –	December 31, 2019	April 1, 2020	$3,828	3.744%	of base
2019 Annual Update	A –	May 1, 2019	June 1, 2019	$(235)	-0.224%	of base
2018 Rate Reset for effect of TCJA	A –	February 27, 2018	March 1, 2018	$9,650	7.493%	of base
2017 Rate Reset	A –	December 20, 2017	January 1, 2018	$9,989	7.756%	of base
2016 Annual Update	A –	March 15, 2017	April 1, 2017	$9,156	7.005%	of base
2015 Annual Update	A –	June 22, 2016	July 1, 2016	$9,262	7.573%	of base
Transmission Cost Recovery
2019 Annual Update	A –	December 18, 2019	January 1, 2020	$5,739	Various
2018 Supplemental Update	A –	December 6, 2018	February 1, 2019	$4,801	Various
2018 Rate Reset for effect of TCJA	A –	February 27, 2018	March 1, 2018	$7,469	Various
2017 Annual Update	A –	November 29, 2017	January 1, 2018	$7,959	Various
2016 Annual Update	A –	December 14, 2016	January 1, 2017	$6,916	Various
Environmental Cost Recovery
2019 Update	A –	October 22, 2019	November 1, 2019	$-	0%	of base
2018 Update	A –	December 19, 2018	February 1, 2019	$(378)	-0.310%	of base
2018 Rate Reset for effect of TCJA	A –	February 27, 2018	March 1, 2018	$7,718	5.593%	of base
2017 Rate Reset	A –	December 20, 2017	January 1, 2018	$8,537	6.629%	of base
2017 Annual Update	A –	July 12, 2017	August 1, 2017	$9,917	7.633%	of base
2016 Annual Update	A –	June 22, 2016	July 1, 2016	$10,359	7.904%	of base
Generation Cost Recovery
2019 Initial Request	A –	May 15, 2019	July 1, 2019	$2,720	2.547%	of base
South Dakota
Transmission Cost Recovery
2020 Annual Update	R –	October 31, 2019	March 1, 2020	$2,407	Various
2019 Rate Reset	A –	September 17, 2019	October 1, 2019	$2,046	Various
2019 Annual Update	A –	February 20, 2019	March 1, 2019	$1,638	Various
2018 Interim Rate Reset	A –	October 18, 2018	October 18, 2018	$1,171	Various
2017 Annual Update	A –	February 28, 2018	March 1, 2018	$1,779	Various
2016 Annual Update	A –	February 17, 2017	March 1, 2017	$2,053	Various
2015 Annual Update	A –	February 12, 2016	March 1, 2016	$1,895	Various
Environmental Cost Recovery
2018 Interim Rate Reset	A –	October 18, 2018	October 18, 2018	$(189)	-$0.00075	/kwh
2017 Annual Update	A –	October 13, 2017	November 1, 2017	$2,082	$0.00483	/kwh
2016 Annual Update	A –	October 26, 2016	November 1, 2016	$2,238	$0.00536	/kwh
Phase-In Rate Plan Recovery
2019 Initial Request	A –	August 21, 2019	September 1, 2019	$864	3.345%	of base

Revenues Recorded under Rate Riders

The following table presents revenue recorded by OTP under rate riders in place in Minnesota, North Dakota and South Dakota for the years ended December 31:

Rate Rider (in thousands)	2019	2018	2017
Minnesota
Conservation Improvement Program Costs and Incentives	$8,271	$8,127	$6,008
Renewable Resource Adjustment	5,513	3,067	(196)
Transmission Cost Recovery	2,497	(2,039)	2,973
Environmental Cost Recovery	(1)	(24)	8,148
North Dakota
Transmission Cost Recovery	5,292	7,016	8,729
Generation Cost Recovery	878	-	-
Environmental Cost Recovery	550	7,318	9,782
Renewable Resource Adjustment	230	8,529	7,620
South Dakota
Transmission Cost Recovery	2,165	1,664	1,843
Conservation Improvement Program Costs and Incentives	851	628	598
Environmental Cost Recovery	(29)	1,676	2,345
Phase-In Rate Plan	(125)	-	-
Total	$26,092	$35,962	$47,850

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

The MPUC required regulated utilities providing service in Minnesota to make filings by February 15, 2018. On August 9, 2018 the MPUC determined the impacts of the TCJA as calculated, including amortization of excess accumulated deferred income taxes, should be refunded and rates should be adjusted going forward to account for the impacts of the TCJA. On December 5, 2018 the MPUC released its final order related to the TCJA docket directing OTP to return to ratepayers, in a one-time refund, the TCJA-related savings accrued prior to the refund effective date. The order also directs OTP to use these savings to reduce customers’ base rates prospectively, allocating the savings to customers in proportion to the size of each customer’s bill, or to each customer class in proportion to the class’s size. New rates reflecting the reduction in revenue requirements related to the TCJA tax rate reduction went into effect June 1, 2019. A one-time refund to Minnesota customers of $11.5 million in excess of amounts billed from January 2018 through May 2019 occurred in August and September 2019.

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

ROE—On November 12, 2013 a group of industrial customers and other stakeholders filed a complaint with the FERC seeking to reduce the ROE component of the transmission rates that MISO transmission owners, including OTP, may collect under the MISO Tariff. The complainants sought to reduce the 12.38% ROE used in MISO’s transmission rates to a proposed 9.15%. The complaint established a 15-month refund period from November 12, 2013 to February 11, 2015. A non-binding decision by the presiding Administrative Law Judge (ALJ) was issued on December 22, 2015 finding that the MISO transmission owners’ ROE should be 10.32%, and the FERC issued an order on September 28, 2016 setting the base ROE at 10.32%. Several parties requested rehearing of the September 2016 order.

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

On November 21, 2019 the FERC adopted a different two-step ROE model and capital asset pricing model to determine whether a jurisdictional public utility’s rate of ROE is just and reasonable under section 206 of the Federal Power Act. Applying the new methodology in complaints against the MISO transmission owners, the FERC determined that the MISO transmission owners’ current base ROE should be 9.88%. The FERC also stated it will use ranges of presumptively just and reasonable ROEs in its analysis of whether existing ROEs have become unjust and unreasonable. This order also implemented the FERC’s revised methodology in the two complaints against the MISO transmission owners’ base ROE. The order granted rehearing on the first complaint, found the existing 12.38% ROE unjust and unreasonable, and directed the MISO transmission owners to adopt a 9.88% ROE effective September 28, 2016, and to provide refunds. The order also dismissed the second complaint and found that the record in that proceeding did not support a finding that the 9.88% ROE established in the first complaint proceeding had become unjust and unreasonable.

As a result of the FERC granting rehearing on the first complaint and finding the existing 12.38% ROE unjust and unreasonable and directing the MISO transmission owners to adopt a 9.88% ROE, OTP increased its refund provision related to the ROE complaints from $1.6 million to $3.0 million as of December 31, 2019. The $3.0 million includes provisions for:

●

an additional $0.2 million refund related to the first complaint as a result of reducing the reasonable ROE from 10.32%, established in the FERC’s September 28, 2016 refund order, to the newly established 9.88% ROE,

●

a $1.3 million refund for the period from September 28, 2016 through December 31, 2019 related to a reduction in the current ROE from 10.82% to 10.38% based on the newly established 9.88% reasonable ROE for the first complaint period plus the 50-point RTO adder granted by the FERC on January 5, 2015, and

●

a $1.5 million refund related to the second complaint period in response to requests for rehearing on the FERC’s decision to dismiss the second complaint based on a potential reduction in the reasonable ROE for that period from 12.38% to 9.88% plus the 50-point RTO adder.

In response to the FERC’s November 21, 2019 order, the MISO Transmission Owners (including OTP) and others filed requests seeking rehearing of the FERC’s November 21, 2019 order, and a group of parties filed with the United States Court of Appeals for the District of Columbia a protective appeal.

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

	December 31, 2019			Remaining Recovery/
(in thousands)	Current	Long-Term	Total	Refund Period (months)
Regulatory Assets:
Prior Service Costs and Actuarial Losses on Pensions and Other Postretirement Benefits[1]	$9,090	$129,102	$138,192	see below
Accumulated Asset Retirement Obligation (ARO) Accretion/Depreciation Adjustment[1]	-	7,772	7,772	asset lives
Conservation Improvement Program Costs and Incentives[2]	4,024	2,844	6,868	21
Minnesota Transmission Cost Recovery Rider Accrued Revenues[2]	4,208	-	4,208	12
MISO Schedule 26/26A Transmission Cost Recovery Rider True-ups[1]	2,033	968	3,001	24
Nonservice Costs Components of Postretirement Benefits Capitalized for Ratemaking Purposes and Subject to Deferred Recovery[1]	-	1,681	1,681	asset lives
Big Stone II Unrecovered Project Costs – Minnesota[1]	715	225	940	16
Debt Reacquisition Premiums[1]	201	548	749	153
Deferred Marked-to-Market Losses[1]	743	-	743	12
Big Stone II Unrecovered Project Costs – South Dakota[1]	144	253	397	33
South Dakota Deferred Rate Case Expenses Subject to Recovery[1]	138	245	383	34
North Dakota Deferred Rate Case Expenses Subject to Recovery[1]	122	244	366	36
Minnesota SPP Transmission Cost Recovery Tracker[1]	-	202	202	see below
Minnesota Renewable Resource Rider Accrued Revenues[2]	131	-	131	12
South Dakota Transmission Cost Recovery Rider Accrued Revenues[2]	97	-	97	2
Deferred Lease Expenses[1]	-	54	54	39
Minnesota Environmental Cost Recovery Rider Accrued Revenues[2]	4	-	4	12
Total Regulatory Assets	$21,650	$144,138	$165,788
Regulatory Liabilities:
Deferred Income Taxes	$-	$141,707	$141,707	asset lives
Accumulated Reserve for Estimated Removal Costs – Net of Salvage	-	97,726	97,726	asset lives
Refundable Fuel Clause Adjustment Revenues	3,982	-	3,982	12
North Dakota Renewable Resource Recovery Rider Accrued Refund	1,515	-	1,515	12
North Dakota Transmission Cost Recovery Rider Accrued Refund	700	-	700	12
Prior Service Costs and Actuarial Gains on Postretirement Benefits	471	-	471	12
Revenue for Rate Case Expenses Subject to Refund – Minnesota	-	401	401	see below
South Dakota Phase-In Rate Plan Rider Accrued Refund	355	-	355	9
North Dakota Generation Cost Recovery Rider Accrued Refund	287	-	287	6
Minnesota Energy Intensive Trade Exposed Rider Accrued Refund	164	-	164	12
Other	6	72	78	168
Total Regulatory Liabilities	$7,480	$239,906	$247,386
Net Regulatory Asset/(Liability) Position	$14,170	$(95,768)	$(81,598)

1Costs subject to recovery without a rate of return.

2Amount eligible for recovery under an alternative revenue program which includes an incentive or rate of return.

	December 31, 2018			Remaining Recovery/
(in thousands)	Current	Long-Term	Total	Refund Period (months)
Regulatory Assets:
Prior Service Costs and Actuarial Losses on Pensions and Other Postretirement Benefits[1]	$6,346	$118,433	$124,779	see below
Accumulated ARO Accretion/Depreciation Adjustment[1]	-	7,169	7,169	asset lives
Conservation Improvement Program Costs and Incentives[2]	5,995	3,285	9,280	21
Minnesota Transmission Cost Recovery Rider Accrued Revenues[2]	444	-	444	12
MISO Schedule 26/26A Transmission Cost Recovery Rider True-up1	240	-	240	12
Nonservice Costs Components of Postretirement Benefits Capitalized for Ratemaking Purposes and Subject to Deferred Recovery[1]	-	986	986	asset lives
Big Stone II Unrecovered Project Costs – Minnesota[1]	681	947	1,628	28
Debt Reacquisition Premiums[1]	207	753	960	165
Deferred Marked-to-Market Losses[1]	1,661	743	2,404	24
Big Stone II Unrecovered Project Costs – South Dakota[1]	100	342	442	53
South Dakota Deferred Rate Case Expenses Subject to Recovery[1]	178	-	178	12
North Dakota Deferred Rate Case Expenses Subject to Recovery[1]	455	-	455	12
Minnesota SPP Transmission Cost Recovery Tracker[1]	-	176	176	see below
Minnesota Renewable Resource Recovery Rider Accrued Revenues[2]	452	-	452	12
Minnesota Environmental Cost Recovery Rider Accrued Revenues[2]	121	-	121	12
Deferred Income Taxes[1]	-	2,423	2,423	asset lives
Minnesota Energy Intensive Trade Exposed Rider Accrued Revenues[1]	328	-	328	4
North Dakota Environmental Cost Recovery Rider Accrued Revenues[2]	17	-	17	12
Total Regulatory Assets	$17,225	$135,257	$152,482
Regulatory Liabilities:
Deferred Income Taxes	$-	$142,779	$142,779	asset lives
Accumulated Reserve for Estimated Removal Costs – Net of Salvage	-	83,229	83,229	asset lives
Refundable Fuel Clause Adjustment Revenues	121	-	121	12
North Dakota Renewable Resource Recovery Rider Accrued Refund	177	-	177	12
North Dakota Transmission Cost Recovery Rider Accrued Refund	60	-	60	12
Revenue for Rate Case Expenses Subject to Refund – Minnesota	-	166	166	see below
MISO Schedule 26/26A Transmission Cost Recovery Rider True-up	-	187	187	24
South Dakota Transmission Cost Recovery Rider Accrued Refund	168	-	168	12
South Dakota Environmental Cost Recovery Rider Accrued Refund	207	-	207	12
Other	5	108	113	180
Total Regulatory Liabilities	$738	$226,469	$227,207
Net Regulatory Asset/(Liability) Position	$16,487	$(91,212)	$(74,725)

1Costs subject to recovery without a rate of return.

2Amount eligible for recovery under an alternative revenue program which includes an incentive or rate of return.

The regulatory asset and liability related to prior service costs and actuarial losses on pensions and other postretirement benefits represents benefit costs and actuarial losses and gains subject to recovery or refund through rates as they are expensed. These unrecognized benefit costs and actuarial losses and gains are required to be recognized as components of Accumulated Other Comprehensive Income in equity under ASC Topic 715, Compensation—Retirement Benefits, but are eligible for treatment as regulatory assets or liabilities based on their probable inclusion in future retail electric rates.

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

Debt Reacquisition Premiums are being recovered from OTP customers over the remaining original lives of the reacquired debt issues, the longest of which is 153 months.

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

The North Dakota Generation Cost Recovery Rider Accrued Refund relates to revenues collected under the rider in excess of returns allowed on recoverable costs incurred for the North Dakota share of OTP’s investment in Astoria Station, a natural gas-fired combustion turbine generation facility under construction near Astoria, South Dakota. The balance represents amounts subject to refund to North Dakota customers that had been billed to North Dakota customers as of the balance sheet date.

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

On November 8, 2019, the Company entered into a Distribution Agreement with KeyBanc Capital Markets Inc. (KeyBanc Capital Markets). Pursuant to the terms of the Distribution Agreement, the Company may offer and sell its common shares from time to time through KeyBanc, as the Company’s distribution agent for the offer and sale of the shares, up to an aggregate sales price of $75,000,000.

Under the Distribution Agreement, the Company will designate the minimum price and maximum number of common shares to be sold through KeyBanc on any given trading day or over a specified period of trading days, and KeyBanc will use commercially reasonable efforts to sell such shares on such days, subject to certain conditions. Sales of the shares, if any, will be made by means of ordinary brokers’ transactions on the Nasdaq Global Select Market at market prices or as otherwise agreed with KeyBanc. The Company may also agree to sell shares to KeyBanc, as principal for its own account, on terms agreed to by the Company and KeyBanc in a separate agreement at the time of sale. KeyBanc will receive from the Company a commission of up to 2% of the gross sales price per share for any shares sold through it as the Company’s distribution agent under the Distribution Agreement. The Company is not obligated to sell and KeyBanc is not obligated to buy or sell any of the shares under the Distribution Agreement. The shares, if issued, will be issued pursuant to the Company’s existing shelf registration statement.

2019 Common Stock Activity

Following is a reconciliation of the Company’s common shares outstanding from December 31, 2018 through December 31, 2019:

Common Shares Outstanding, December 31, 2018	39,664,884
Issuances:
At-the-Market Offering	347,000
Executive Stock Performance Awards (2016 awards earned)	102,198
Automatic Dividend Reinvestment and Share Purchase Plan:
Dividends Reinvested	29,599
Cash Invested	23,740
Vesting of Restricted Stock Units	29,100
Restricted Stock Issued to Directors	15,700
Directors Deferred Compensation	594
Retirements:
Shares Withheld for Individual Income Tax Requirements	(55,224)
Common Shares Outstanding, December 31, 2019	40,157,591

2014 Stock Incentive Plan

The 2014 Stock Incentive Plan (2014 Incentive Plan), which was approved by the Company’s shareholders in April 2014, provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, and other stock and stock-based awards. A total of 1,900,000 common shares were authorized for granting stock awards under the 2014 Incentive Plan, of which 1,010,110 were available for issuance as of December 31, 2019. The 2014 Incentive Plan terminates on December 13, 2023.

Employee Stock Purchase Plan

The 1999 Employee Stock Purchase Plan (Purchase Plan) allowed eligible employees to purchase the Company’s common shares through payroll withholding at a discount of up to 15% off the market price at the end of each six-month purchase period. For purchase periods between January 1, 2017 and June 30, 2019, the purchase price was 100% of the market price at the end of each six-month purchase period. For purchase periods beginning after June 30, 2019, the purchase price is 85% of the market price at the end of each six-month purchase period. Of the 1,400,000 common shares authorized to be issued under the Purchase Plan, 349,763 were available for purchase as of December 31, 2019. At the discretion of the Company, shares purchased under the Purchase Plan can be either new issue shares or shares purchased in the open market. To provide shares for purchases for the Purchase Plan, 13,432 common shares were issued in January 2020 for the purchase period ended December 31, 2019, 3,672 common shares were purchased in the open market in 2019, 7,757 common shares were purchased in the open market in 2018, and 4,202 common shares were purchased in the open market and 5,284 common shares were issued in 2017.

Dividend Reinvestment and Share Purchase Plan

On May 3, 2018, the Company filed a shelf registration statement with the SEC for the issuance of up to 1,500,000 common shares under the Company's Automatic Dividend Reinvestment and Share Purchase Plan (the Plan), which permits shares purchased by participants in the Plan to be either new issue common shares or common shares purchased in the open market. The shelf registration for the Plan expires on May 3, 2021. In October 2019, the Company began issuing new shares to satisfy the requirements of the Plan. In 2019, 53,339 common shares were issued, and 109,807 shares were purchased in the open market to provide shares for the Plan. In 2018, 116,822 common shares were purchased in the open market to provide shares for the Plan. Although shares are purchased on the open market, they must be sold under the registration statement due to the features of the plan, leaving 1,220,032 common shares available for purchase or issuance under the Plan as of December 31, 2019. The shelf registration statement replaced the Company’s prior shelf registration statement, which provided for the issuance of up to 1,500,000 common shares under the Plan. Common shares purchased in the open market under the Plan pursuant to the Company’s prior shelf registration statement totaled 53,853 in 2018 and 87,634 in 2017. New common shares issued under the Plan pursuant to the Company’s prior shelf registration statement totaled 97,698 in 2017.

Earnings Per Share

The numerator used in the calculation of both basic and diluted earnings per common share is net income with no adjustments in 2019, 2018 and 2017. The denominator used in the calculation of basic earnings per common share is the weighted average number of common shares outstanding during the period excluding nonvested restricted shares granted to the Company’s directors and employees, which are considered contingently returnable and not outstanding for the purpose of calculating basic earnings per share. The denominator used in the calculation of diluted earnings per common share is derived by adjusting basic shares outstanding for the items listed in the following reconciliations.

	2019	2018	2017
Weighted Average Common Shares Outstanding – Basic	39,720,847	39,599,944	39,457,261
Plus Outstanding Share Awards net of Share Reductions for Unrecognized Stock-Based Compensation Expense and Excess Tax Benefits:
Shares Expected to be Awarded for Stock Performance Awards Granted to Executive Officers based on Measurement Period-to-Date Performance	147,001	212,043	210,784
Underlying Shares Related to Nonvested Restricted Stock Units Granted to Employees	65,421	59,980	56,952
Nonvested Restricted Shares	15,377	17,751	20,380
Shares Expected to be Issued Under the Employee Stock Purchase Plan	3,228	-	-
Shares Expected to be Issued Under the Deferred Compensation Program for Directors	1,952	2,478	2,970
Total Dilutive Shares	232,979	292,252	291,086
Weighted Average Common Shares Outstanding – Diluted	39,953,826	39,892,196	39,748,347

The effect of dilutive shares on earnings per share for the years ended December 31, 2019, 2018 and 2017, resulted in no differences greater than $0.016 between basic and diluted earnings per share in any period.

6. Share-Based Payments

Purchase Plan

The Purchase Plan allows eligible employees to purchase the Company’s common shares through payroll withholding at a discount of up to 15% off the market price at the end of each six-month purchase period. For purchase periods between January 1, 2017 and June 30, 2019, the purchase price was 100% of the market price at the end of each six-month purchase period. For purchase periods beginning after June 30, 2019, the purchase price is 85% of the market price at the end of each six-month purchase period. Under ASC Topic 718, Compensation—Stock Compensation (ASC 718), the Company is required to record compensation expense related to the 15% discount. The 15% discount resulted in compensation expense of $103,000 for the six-month period ended December 31, 2019.

Restricted Stock Granted to Directors

Under the 1999 Incentive Plan and the 2014 Incentive Plan, restricted shares of the Company’s common stock were granted to members of the Company’s board of directors as a form of compensation. All remaining restricted shares issued under the 1999 Incentive Plan vested on April 8, 2017. Under ASC 718 accounting requirements, compensation expense related to restricted shares is based on the fair value of the restricted shares on their grant dates. On April 8, 2019, 15,700 shares of restricted stock were granted to the Company’s nonemployee directors. The grant-date fair value of each share of restricted stock granted on April 8, 2019 was $49.73 per share, the average of the high and low market price on the date of grant. The restricted shares granted to directors in 2019 vest 33.3% per year on April 8 of each year in the period 2020 through 2022 and are eligible for full dividend and voting rights. Restricted shares not vested and dividends on those restricted shares are subject to forfeiture under the terms of the restricted stock award agreement.

Presented below is a summary of the status of directors’ restricted stock awards for the years ended December 31:

Directors’ Restricted Stock Awards	2019		2018		2017
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Nonvested, Beginning of Year	43,225	$37.53	46,800	$32.65	46,334	$29.71
Granted	15,700	49.73	18,200	43.40	17,600	37.75
Vested	18,320	36.02	21,775	31.94	17,134	29.93
Forfeited	-		-		-
Nonvested, End of Year	40,605	42.93	43,225	37.53	46,800	32.65
Compensation Expense Recognized		$776,000		$661,000		$658,000
Fair Value of Shares Vested in Year		$660,000		$696,000		$513,000

Restricted Stock Granted to Employees

Under the 1999 Incentive Plan and 2014 Incentive Plan, restricted shares of the Company’s common stock were granted to employees as a form of compensation. All remaining restricted shares issued under the 1999 Incentive Plan vested on April 8, 2017. Under ASC 718 accounting requirements, compensation expense related to restricted shares is based on the fair value of the restricted shares on their grant dates. No shares of restricted stock have been granted to employees since 2014.

Presented below is a summary of the status of employees’ restricted stock awards for the years ended December 31:

Employees’ Restricted Stock Awards	2019		2018		2017
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Nonvested, Beginning of Year	-	-	2,895	$29.41	7,180	$29.72
Granted	-		-		-
Vested	-	-	2,895	29.41	4,285	29.94
Forfeited	-		-		-
Nonvested, End of Year	-	-	-	-	2,895	29.41
Compensation Expense Recognized		$-		$16,000		$70,000
Fair Value of Awards Vested		$-		$85,000		$128,000

Restricted Stock Units Granted to Executive Officers and Key Employees

On February 13, 2019, 15,600 restricted stock units under the 2014 Incentive Plan were granted to the Company’s executive officers. The grant-date fair value of each restricted stock unit was $49.6225 per share, the average of the high and low market price on the date of grant. On December 17, 2019, 600 restricted stock units under the 2014 Incentive Plan were granted to a key employee of the Company. The grant-date fair value of each restricted stock unit was $52.165 per share, the average of the high and low market price on the date of grant. The restricted stock units granted in 2019 vest 25% per year on February 6 of each year in the period 2020 through 2023. The restricted stock units granted to executive officers and key employees are eligible to receive dividend equivalent payments on all unvested awards over the awards’ respective vesting periods, subject to forfeiture under the terms of the restricted stock unit award agreements. The vesting of restricted stock units is accelerated in the event of a change in control, disability, death or retirement, subject to proration on retirement in certain cases.

Presented below is a summary of the status of dividend equivalent restricted stock unit awards granted to executive officers and key employees for the years ended December 31:

Dividend Equivalent Restricted Stock Unit Awards	2019		2018		2017
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Nonvested, Beginning of Year	45,300	$35.70	47,750	$32.71	41,825	$30.23
Granted	16,200	49.72	15,200	41.325	15,900	37.65
Vested	15,850	34.46	17,650	32.462	9,975	30.16
Forfeited	-		-		-
Nonvested, End of Year	45,650	41.10	45,300	35.70	47,750	32.71
Compensation Expense Recognized		$1,055,000		$769,000		$576,000
Fair Value of Awards Vested		$546,000		$573,000		$301,000

Restricted Stock Units Granted to Employees

In 2019, 13,270 restricted stock unit awards under the 2014 Incentive Plan were granted to certain employees of the Company. The grant-date fair value of each restricted stock unit was $44.45 per share based on the average of the high and low market price of the Company’s common stock on the date of grant, discounted for the value of the dividend exclusion over the four-year vesting period. The restricted stock units granted in 2019 vest 100% on April 8, 2023. The restricted stock units granted to employees of the Company are not eligible to receive dividend equivalent payments on unvested awards. Under the terms of the restricted stock unit award agreements, all outstanding (unvested) restricted stock units held by a retiring grantee vest immediately on normal retirement.

Presented below is a summary of the status of employees’ restricted stock unit awards for the years ended December 31:

Employees’ Restricted Stock Unit Awards	2019		2018		2017
	Restricted Stock Units	Weighted Average Grant-Date Fair Value	Restricted Stock Units	Weighted Average Grant-Date Fair Value	Restricted Stock Units	Weighted Average Grant-Date Fair Value
Nonvested, Beginning of Year	49,470	$31.03	46,440	$27.07	47,370	$25.19
Granted	13,270	44.45	14,780	38.99	10,995	33.28
Vested	13,250	27.62	8,925	25.23	11,550	25.30
Forfeited	1,900	34.57	2,825	25.86	375	26.92
Nonvested, End of Year	47,590	35.58	49,470	31.03	46,440	27.07
Compensation Expense Recognized		$427,000		$351,000		$331,000
Fair Value of Awards Vested		$366,000		$225,000		$292,000

Stock Performance Awards Granted to Executive Officers

Agreements for stock performance awards have been granted under the 2014 Incentive Plan for the Company’s executive officers. Under these agreements, the officers could be awarded shares of the Company’s common stock based on the Company’s total shareholder return relative to that of its peer group of companies in the Edison Electric Institute (EEI) Index over a three-year period beginning on January 1 of the year the awards are granted. The awards also include a performance incentive based on the Company’s average 3-year adjusted ROE relative to a targeted average 3-year adjusted ROE. The number of shares earned, if any, will be awarded and issued at the end of each three-year performance measurement period. The participants have no voting or dividend rights under these award agreements until common shares, if any, are issued at the end of the performance measurement period.

On February 13, 2019 performance share awards were granted to the Company’s executive officers under the 2014 Incentive Plan for the 2019-2021 performance measurement period. Under the 2019 performance share awards the aggregate award for performance at target is 55,600 shares. For target performance the participants would earn an aggregate of 27,800 common shares for achieving the target set for the Company’s 3-year average adjusted ROE. The participants would also earn an aggregate of 27,800 common shares based on the Company’s total shareholder return relative to the total shareholder return of the companies that comprise the EEI Index over the performance measurement period of January 1, 2019 through December 31, 2021, with the beginning and ending share values based on the average closing price of a share of the Company’s common stock for the 20 trading days immediately following January 1, 2019 and the average closing price for the 20 trading days immediately preceding January 1, 2022. Actual payment may range from zero to 150% of the target amount, or up to 83,400 common shares.

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

The table below provides a summary of stock performance awards granted and amounts expensed related to the stock performance awards:

Performance Period	Maximum Shares Subject To Award	Target Shares	Expense Recognized in the Year Ended December 31,			Earned Shares
			2019	2018	2017
2019-2021	83,400	55,600	$2,168,000
2018-2020	81,000	54,000	897,000	$1,121,000
2017-2019	89,250	59,500	524,000	729,000	$854,000	69,997
2016-2018	122,250	81,500	8,000	772,000	580,000	113,298
2015-2017	126,450	84,300	-	23,000	573,000	114,648
Total			$3,597,000	$2,645,000	$2,007,000	297,943

Stock-based payment expense recognized in 2019, 2018 and 2017 for the 2019-2021, 2018-2020 and 2017-2019 performance awards reflects the accelerated recognition of expense for outstanding and unvested awards of executives who are eligible for retirement and whose awards vest on normal retirement, as defined in the performance award agreements, prior to the vesting dates of the awards.

The earned shares shown in the table above for the 2016-2018 and 2017-2019 performance periods include vested shares issued in 2018 to a participant who retired on December 31, 2017 and had reached age 62 prior to retirement.

The earned shares shown in the table above for the 2017-2019 performance period also include shares received in 2020 by participants in the plan based on the Company achieving a total shareholder return ranking of 19 out of 39 companies in the EEI Index and an average 3-year adjusted ROE in excess of the targeted average 3-year adjusted ROE of 9.5% resulting in a payout at 120.19% of target.

The earned shares shown in the table above for the 2016-2018 performance period also include shares received in 2019 by participants in the plan based on the Company achieving a total shareholder return ranking of 1 out of 41 companies in the EEI Index and an average 3-year adjusted ROE in excess of the targeted average 3-year adjusted ROE of 10.00% resulting in a payout at 145.17% of target.

The earned shares shown in the table above for the 2015-2017 performance period include shares received in 2018 by participants in the plan based on the Company achieving a total shareholder return ranking of 2 out of 42 companies in the EEI Index and an average 3-year adjusted ROE in excess of the targeted average 3-year adjusted ROE of 10.00% resulting in a payout at 136.00% of target.

As of December 31, 2019, the total remaining unrecognized amount of compensation expense related to stock-based compensation for all of the Company’s stock-based payment programs was approximately $3.5 million (before income taxes), which will be amortized over a weighted average period of 1.9 years.

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

Both the Company and OTP credit agreements contain restrictions on the payment of cash dividends upon a default or event of default. An event of default would be considered to have occurred if the Company did not meet certain financial covenants. As of December 31, 2019, the Company was in compliance with these financial covenants.

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

The MPUC indirectly limits the amount of dividends OTP can pay to the Company by requiring an equity-to-total-capitalization ratio between 46.0% and 56.2% based on OTP’s 2019 capital structure petition effective by order of the MPUC on July 19, 2019. As of December 31, 2019, OTP’s equity-to-total-capitalization ratio including short-term debt was 51.2% and its net assets restricted from distribution totaled approximately $519 million. Under the 2019 capital structure petition, total capitalization for OTP cannot exceed $1,331,302,000.

8. Leases

The Company adopted ASU 2016-02 and related updates (ASC 842), which replaced previous lease accounting guidance, on January 1, 2019, using the modified retrospective method of adoption. As a result, prior periods have not been restated. ASC 842 requires lessees to record assets and liabilities on the balance sheet for all leases with terms longer than 12 months. Adoption of the standard resulted in the recognition of net lease assets and lease liabilities of $20 million on January 1, 2019. The adoption of the new standard did not have a material effect on the Company’s consolidated statements of income or cash flows. In addition, the adoption did not have a material impact on the Company’s liquidity or the Company’s covenant compliance under its current debt agreements.

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

The breakdown of right-of-use assets and lease liabilities as of December 31, 2019 by business segment is provided in the following table.

(in thousands)	Electric	Manufacturing	Plastics	Corporate	Total
Right of Use Assets – Operating Leases:
Gross	$4,137	$20,347	$666	$769	$25,919
Accumulated Amortization	(1,166)	(2,375)	(395)	(132)	(4,068)
Net of Accumulated Amortization	$2,971	$17,972	$271	$637	$21,851
Obligations:
Current Operating Lease Liabilities	$1,116	$2,609	$256	$155	$4,136
Long-Term Operating Lease Liabilities	2,176	15,470	15	532	18,193
Total Lease Liabilities	$3,292	$18,079	$271	$687	$22,329

The amounts of the Company’s right-of-use operating lease obligations as of December 31, 2019 for each of the five years in the period 2020 through 2024 and in aggregate for the years beyond 2024 are presented in the following table.

	Right-of-Use Operating Leases
(in thousands)	OTP	Nonelectric	Total
2020	$1,243	$3,969	$5,212
2021	1,228	3,717	4,945
2022	326	3,588	3,914
2023	268	3,303	3,571
2024	217	2,870	3,087
Beyond 2024	283	5,304	5,587
Total Minimum Obligations	$3,565	$22,751	$26,316
Interest Component of Obligations	(273)	(3,714)	(3,987)
Present Value of Minimum Obligations, December 31, 2019	$3,292	$19,037	$22,329

The weighted-average remaining lease term for the Company’s outstanding lease liabilities is 6.0 years and the weighted-average discount rate is 5.3%.

A reconciliation of the Company’s operating lease obligations on adoption of ASC Topic 842 on January 1, 2019 and its operating lease obligations on December 31, 2019 is provided in the table below.

(in thousands)	OTP	Nonelectric	Total
Operating Lease Obligations, January 1, 2019	$3,609	$16,760	$20,369
Non-cash Acquisition of Right-of-Use Assets	758	5,560	6,318
Lease Adjustments/Modifications	71	(187)	(116)
Lease Obligation Payments	(1,316)	(4,055)	(5,371)
Interest Component of Lease Obligation Payment	170	959	1,129
Operating Lease Obligations, December 31, 2019	$3,292	$19,037	$22,329

The lease modifications in the above table include adjustments in future minimum lease obligations on several units of leased equipment along with reductions for equipment leases terminated prior to the end of the original lease term when the equipment being leased was replaced with new equipment under a new lease.

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

The Company’s nonelectric companies have obligations to make future operating lease payments primarily related to leases of buildings and manufacturing equipment. These payments are charged to rent expense accounts and reported in costs of products sold or other nonelectric expenses, as appropriate, on the Company’s consolidated statements of income.

The allocation of right-of-use asset and variable lease costs, including non-cash costs related to straight-line amortization of escalating lease payments, for 2019 is presented in the following table.

	Operating Lease Cost	Variable Lease Cost	Total Lease Cost
Plant in Service or CWIP	$29	$-	$29
Inventory	952	-	952
Cost of Products Sold	3,848	1,068	4,916
Electric Operation and Maintenance Expenses	334	-	334
Other Nonelectric Expenses	208	-	208
Total	$5,371	$1,068	$6,439

Prior to adopting ASU 842, the Company recorded operating lease payments primarily related to leases of buildings and manufacturing equipment according to the requirements of ASC 840 – Leases (ASC 840). Under ASC 840, these payments were charged to rent expense accounts and reported in electric operations and maintenance, costs of products sold or other nonelectric expenses, as appropriate, on the Company’s consolidated statements of income. Lease payment expenses including payments for rail car leases totaled $6,273,000 and $6,237,000 in 2018 and 2017, respectively.

9. Commitments and Contingencies

Construction and Other Purchase Commitments

At December 31, 2019 OTP had commitments under contracts, including its share of construction program and other commitments, extending into 2021 of approximately $317 million. OTP’s other commitments charged to rent expense totaled $283,000, $252,000 and $280,000 in 2019, 2018 and 2017, respectively.

On October 1, 2019 TOP entered into a new six-year resin supply agreement that commenced on January 1, 2020. Under the new resin supply agreement, there are no minimum purchase requirements, but T.O. Plastics is required to purchase all of a specified class of regrind resin delivered by the supplier at a set price per pound. Based on current forecasted production levels, T.O. Plastics anticipates the quantity of resin delivered under the supply agreement will not exceed its requirements over the six-year term of the supply agreement or exceed the market cost of alternative sources of the resin. T.O. Plastics estimates it will pay the supplier approximately $1.9 million annually under this agreement.

Electric Utility Capacity and Energy Requirements and Coal Purchase and Delivery Contracts

OTP has commitments for the purchase of capacity and energy requirements under agreements extending into 2043. OTP also has contracts providing for the purchase and delivery of a significant portion of its current coal requirements. OTP’s current coal purchase agreements for Coyote Station expire at the end of 2040. OTP’s current coal purchase agreements for Big Stone Plant expire at the end of 2020. OTP has an agreement with Peabody COALSALES, LLC for the purchase of subbituminous coal for Big Stone Plant’s coal requirements through December 31, 2020. There is no fixed minimum purchase requirement under this agreement but all of Big Stone Plant’s coal requirements for the period covered must be purchased under this agreement. OTP has an all-requirements agreement with Navajo Transitional Energy Co. (NTEC) for the purchase of subbituminous coal for Hoot Lake Plant through December 31, 2023. There are no fixed minimum purchase requirements under this agreement. In October 2019, NTEC purchased the assets of Cloud Peak Energy Resources LLC, including its Spring Creek Mine in southeast Montana, through bankruptcy court. For a two-day period in October, operations at the Spring Creek Mine were suspended due to a disagreement between the Montana Department of Environmental Quality and the NTEC. Subsequent to the suspension of operations, the two parties have agreed to allow the mine to operate for an additional period while they work to resolve differences regarding the NTEC’s waiver of sovereign immunity from the state’s environmental laws.

OTP Land Easements

OTP has commitments to make future payments for land easements not classified as leases, extending into 2034 of approximately $10.2 million. Land easement payments charged to rent expense totaled $617,000, $605,000 and $593,000 in 2019, 2018 and 2017, respectively.

The amounts of the Company’s construction program and other commitments and commitments under capacity and energy agreements, coal purchase and coal delivery contracts and land easements as of December 31, 2019, are as follows:

(in thousands)	Construction Program and Other Commitments	Capacity and Energy Requirements	Coal Purchase Commitments	OTP Land Easement Payments
2020	$269,774	$24,844	$22,644	$630
2021	47,230	12,988	22,935	642
2022	22	11,827	22,793	655
2023	11	11,827	23,955	668
2024	6	11,801	24,369	682
Beyond 2024	-	131,913	479,123	6,931
Total	$317,043	$205,200	$595,819	$10,208

Contingencies

OTP had a $3.0 million refund liability on its balance sheet as of December 31, 2019. This represents its best estimate of the refund obligations that would arise net of amounts that would be subject to recovery under state jurisdictional TCR riders. This is based on the outcome of the appeals of the FERC ruling reducing the ROE component of the MISO Tariff and ordering MISO to refund amounts charged in excess of the lower rate. As discussed in note 3 in greater detail, OTP believes its estimated accrued refund liability is appropriate based on the current facts and circumstances and is awaiting results of the appeal before determining if a change in this estimate will be needed.

Contingencies, by their nature, relate to uncertainties that require the Company’s management to exercise judgment both in assessing the likelihood a liability has been incurred as well as in estimating the amount of potential loss. In addition to the potential ROE refund described above, the most significant contingencies that could impact the Company’s consolidated financial statements are those related to environmental remediation, risks associated with warranty claims relating to divested businesses that could exceed established reserve amounts, risks associated with adverse regulatory decisions that could impact the recovery of fixed asset costs in future rates and litigation matters.

On August 30, 2019 OTP submitted a depreciation technical update to the MPUC for approval. MPUC approval of OTP’s depreciation technical update is currently pending resolution of a disagreement with the MNDOC over the remaining lives assigned to certain of OTP’s fixed assets, including Hoot Lake Plant and seven hydroelectric plants. Resolution of the disagreement could result in an increase in depreciation expense without provision for recovery of a portion of the unrecovered costs of those assets. OTP cannot determine at this time what portion, if any, of the current unrecovered costs of these assets would be lost as a result of resolving the disagreement over remaining lives, but estimates that the remaining useful lives recommended by the MNDOC could result in an asset impairment charge and after-tax reduction in net income of up to $1.1 million.

State implementation of pollution control plans to improve visibility and air quality at national parks under the EPA’s Regional Haze Rule (RHR) could require OTP to incur significant new costs, which could, dependent on determinations by state regulatory commissions on approval to recover such costs from customers, negatively impact OTP’s and the Company’s net income, financial position and cash flows. OTP understands that the North Dakota Department of Environmental Quality (NDDEQ) intends to require sources subject to RHR Round 2 reasonable progress determinations, including Coyote Station, to undertake emissions control measures that are reasonably consistent with those required of sources during Round 1. While this process is still in the early stages, if the NDDEQ maintains its initial position, OTP anticipates that significant emissions controls would be required at Coyote Station by December 31, 2028 in order to maintain compliance with the RHR. Plans are due to be submitted to the EPA by July 2021. OTP expects the NDDEQ to begin drafting preliminary control scenarios for regional visibility modeling in the first quarter of 2020 and a state implementation plan in mid-2020. In light of the costs for such emissions control equipment, there are scenarios where it may not be economically feasible to invest in such equipment and an early retirement of the Coyote Station would therefore be necessary. The costs related to an early retirement of Coyote Station would be material to OTP and the Company and would be subject to state commission approval for recovery from customers.

Other

The Company is a party to litigation and regulatory enforcement matters arising in the normal course of business. The Company regularly analyzes current information and, as necessary, provides accruals for liabilities that are probable of occurring and that can be reasonably estimated. The Company believes the effect on its consolidated results of operations, financial position and cash flows, if any, for the disposition of all matters pending as of December 31, 2019, other than those relating to the RHR, will not be material.

10. Short-Term and Long-Term Borrowings

Short-Term Debt

The following table presents the status of the Company’s lines of credit as of December 31, 2019 and December 31, 2018:

(in thousands)	Line Limit	In Use on December 31, 2019	Restricted due to Outstanding Letters of Credit	Available on December 31, 2019	Available on December 31, 2018
Otter Tail Corporation Credit Agreement	$170,000	$6,000	$-	$164,000	$120,785
OTP Credit Agreement	170,000	-	15,476	154,524	160,316
Total	$340,000	$6,000	$15,476	$318,524	$281,101

Under the Otter Tail Corporation Credit Agreement (as defined below), the maximum amount of debt outstanding in 2019 was $38.9 million on July 17, 2019 and the average daily balance of debt outstanding during 2019 was $21.9 million. The weighted average interest rate paid on debt outstanding under the OTC Credit Agreement was 3.8% in 2019 and 3.8% in 2018. Under the OTP Credit Agreement (as defined below), the maximum amount of debt outstanding in 2019 was $73.2 million on October 2, 2019 and the average daily balance of debt outstanding during 2019 was $14.3 million. The weighted average interest rate paid on debt outstanding under the OTP Credit Agreement during 2019 was 3.6% compared with 3.0% in 2018. The maximum amount of consolidated short-term debt outstanding in 2019 was $109.2 million on October 1, 2019 and the average daily balance of consolidated short-term debt outstanding during 2019 was $36.2 million. The weighted average interest rate on consolidated short-term debt outstanding on December 31, 2019 was 3.2%.

On October 29, 2012 the Company entered into a Third Amended and Restated Credit Agreement (the OTC Credit Agreement), which provided for an unsecured $130 million revolving credit facility that could be increased subject to certain terms and conditions. On October 31, 2019 the OTC Credit Agreement was amended to extend its expiration date by one year from October 31, 2023 to October 31, 2024, and to increase the amount of the revolving credit facility to $170 million. The amendment also provides this facility can be increased to $290 million subject to certain terms and conditions. The Company can draw on this credit facility to refinance certain indebtedness and support its operations and the operations of certain of its subsidiaries. Borrowings under the OTC Credit Agreement bear interest at LIBOR plus 1.50%, subject to adjustment based on the Company’s senior unsecured credit ratings or the issuer rating if a rating is not provided for the senior unsecured credit. The Company is required to pay commitment fees based on the average daily unused amount available to be drawn under the revolving credit facility. The OTC Credit Agreement contains a number of restrictions on the Company and the businesses of its wholly owned subsidiary, Varistar Corporation (Varistar) and its subsidiaries, including restrictions on the Company’s and Varistar’s ability to merge, sell assets, make investments, create or incur liens on assets, guarantee the obligations of certain other parties and engage in transactions with related parties. The OTC Credit Agreement also contains affirmative covenants and events of default, and financial covenants as described below under the heading “Financial Covenants.” The OTC Credit Agreement does not include provisions for the termination of the agreement or the acceleration of repayment of amounts outstanding due to changes in the Company’s credit ratings. The Company’s obligations under the OTC Credit Agreement are guaranteed by certain of the Company’s subsidiaries. Outstanding letters of credit issued by the Company under the OTC Credit Agreement can reduce the amount available for borrowing under the line by up to $40 million.

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

Long-Term Debt Issuances and Retirements

2019 Note Purchase Agreement

On September 12, 2019, OTP entered into a Note Purchase Agreement with the purchasers named therein (the 2019 Note Purchase Agreement), pursuant to which OTP agreed to issue to the purchasers, in a private placement transaction, $175 million aggregate principal amount of OTP’s senior unsecured notes consisting of (a) $10,000,000 aggregate principal amount of its 3.07% Series 2019A Senior Unsecured Notes due October 10, 2029 (the Series 2019A Notes), (b) $26,000,000 aggregate principal amount of its 3.52% Series 2019B Senior Unsecured Notes due October 10, 2039 (the Series 2019B Notes), (c) $64,000,000 aggregate principal amount of its 3.82% Series 2019C Senior Unsecured Notes due October 10, 2049 (the Series 2019C Notes), (d) $10,000,000 aggregate principal amount of its 3.22% Series 2020A Senior Unsecured Notes due February 25, 2030 (the Series 2020A Notes), (e) $40,000,000 aggregate principal amount of its 3.22% Series 2020B Senior Unsecured Notes due August 20, 2030 (the Series 2020B Notes), (f) $10,000,000 aggregate principal amount of its 3.62% Series 2020C Senior Unsecured Notes due February 25, 2040 (the Series 2020C Notes) and (g) $15,000,000 aggregate principal amount of its 3.92% Series 2020D Senior Unsecured Notes due February 25, 2050 (the Series 2020D Notes); and together with the Series 2019A Notes, the Series 2019B Notes, the Series 2019C Notes, the Series 2020A Notes, the Series 2020B Notes and the Series 2020C Notes, (the Notes).

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

The 2019 Note Purchase Agreement contains a number of restrictions on the business of OTP. These include restrictions on OTP’s abilities to merge, sell assets, create or incur liens on assets, guarantee the obligations of any other party, and engage in transactions with related parties. The 2019 Note Purchase Agreement also contains other negative covenants and events of default, as well as certain financial covenants as described below under the heading “Financial Covenants.” The 2019 Note Purchase Agreement does not include provisions for the termination of the agreement or the acceleration of repayment of amounts outstanding due to changes in OTP’s credit ratings. The 2019 Note Purchase Agreement includes a “most favored lender” provision generally requiring that in the event OTP’s existing credit agreement or any renewal, extension or replacement thereof, at any time contains any financial covenant or other provision providing for limitations on interest expense and such a covenant is not contained in the 2019 Note Purchase Agreement under substantially similar terms or would be more beneficial to the holders of the Notes than any analogous provision contained in the 2019 Note Purchase Agreement (an Additional Covenant), then unless waived by the Required Holders (as defined in the 2019 Note Purchase Agreement), the Additional Covenant will be deemed to be incorporated into the 2019 Note Purchase Agreement. The 2019 Note Purchase Agreement also provides for the amendment, modification or deletion of an Additional Covenant if such Additional Covenant is amended or modified under or deleted from the credit agreement, provided that no default or event of default has occurred and is continuing.

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

2013 Note Purchase Agreement

On August 14, 2013 OTP entered into a Note Purchase Agreement (the 2013 Note Purchase Agreement) with the purchasers named therein pursuant to which OTP agreed to issue to the purchasers, in a private placement transaction, $60 million aggregate principal amount of OTP’s 4.68% Series A Senior Unsecured Notes due February 27, 2029 (the Series A Notes) and $90 million aggregate principal amount of OTP’s 5.47% Series B Senior Unsecured Notes due February 27, 2044 (the Series B Notes and, together with the Series A Notes, the 2013 Notes). The 2013 Notes were issued on February 27, 2014.

The 2013 Note Purchase Agreement states that OTP may prepay all or any part of the 2013 Notes (in an amount not less than 10% of the aggregate principal amount of the 2013 Notes then outstanding in the case of a partial prepayment) at 100% of the principal amount prepaid, together with accrued interest and a make-whole amount, provided that if no default or event of default under the 2013 Note Purchase Agreement exists, any optional prepayment made by OTP of (i) all of the Series A Notes then outstanding on or after November 27, 2028 or (ii) all of the Series B Notes then outstanding on or after November 27, 2043, will be made at 100% of the principal prepaid but without any make-whole amount. In addition, the 2013 Note Purchase Agreement states OTP must offer to prepay all the outstanding Notes at 100% of the principal amount together with unpaid accrued interest in the event of a Change of Control (as defined in the 2013 Note Purchase Agreement) of OTP.

The 2013 Note Purchase Agreement contains a number of restrictions on the business of OTP, including restrictions on OTP’s ability to merge, sell assets, create or incur liens on assets, guarantee the obligations of any other party, and engage in transactions with related parties. The 2013 Note Purchase Agreement also contains affirmative covenants and events of default, as well as certain financial covenants as described below under the heading “Financial Covenants.” The 2013 Note Purchase Agreement does not include provisions for the termination of the agreement or the acceleration of repayment of amounts outstanding due to changes in OTP’s credit ratings. The 2013 Note Purchase Agreement includes a “most favored lender” provision generally requiring that in the event the OTP Credit Agreement or any renewal, extension or replacement thereof, at any time contains any financial covenant or other provision providing for limitations on interest expense and such a covenant is not contained in the 2013 Note Purchase Agreement under substantially similar terms or would be more beneficial to the holders of the 2013 Notes than any analogous provision contained in the 2013 Note Purchase Agreement (Additional Covenant), then unless waived by the Required Holders (as defined in the 2013 Note Purchase Agreement), the Additional Covenant will be deemed to be incorporated into the 2013 Note Purchase Agreement. The 2013 Note Purchase Agreement also provides for the amendment, modification or deletion of an Additional Covenant if such Additional Covenant is amended or modified under or deleted from the OTP Credit Agreement, provided that no default or event of default has occurred and is continuing.

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

The following tables provide a breakdown of the assignment of the Company’s consolidated short-term and long-term debt outstanding as of December 31, 2019 and December 31, 2018:

December 31, 2019 (in thousands)	OTP	Otter Tail Corporation	Otter Tail Corporation Consolidated
Short-Term Debt	$-	$6,000	$6,000
Long-Term Debt:
3.55% Guaranteed Senior Notes, due December 15, 2026		$80,000	$80,000
Senior Unsecured Notes 4.63%, Series 2011A, due December 1, 2021	$140,000		140,000
Senior Unsecured Notes 6.15%, Series 2007B, due August 20, 2022	30,000		30,000
Senior Unsecured Notes 6.37%, Series 2007C, due August 20, 2027	42,000		42,000
Senior Unsecured Notes 4.68%, Series 2013A, due February 27, 2029	60,000		60,000
Senior Unsecured Notes 3.07%, Series 2019A, due October 10, 2029[1]	10,000		10,000
Senior Unsecured Notes 6.47%, Series 2007D, due August 20, 2037	50,000		50,000
Senior Unsecured Notes 3.52%, Series 2019B, due October 10, 2039	26,000		26,000
Senior Unsecured Notes 5.47%, Series 2013B, due February 27, 2044	90,000		90,000
Senior Unsecured Notes 4.07%, Series 2018A, due February 7, 2048	100,000		100,000
Senior Unsecured Notes 3.82%, Series 2019C, due October 10, 2049	64,000		64,000
PACE Note, 2.54%, due March 18, 2021		351	351
Total	$612,000	$80,351	$692,351
Less: Current Maturities net of Unamortized Debt Issuance Costs	-	183	183
Unamortized Long-Term Debt Issuance Costs	2,231	356	2,587
Total Long-Term Debt net of Unamortized Debt Issuance Costs	$609,769	$79,812	$689,581
Total Short-Term and Long-Term Debt (with current maturities)	$609,769	$85,995	$695,764
[1]Holder is COBANK, a cooperative lender. Interest payments are subject to cash credits which may result in a lower effective interest rate.

December 31, 2018 (in thousands)	OTP	Otter Tail Corporation	Otter Tail Corporation Consolidated
Short-Term Debt	$9,384	$9,215	$18,599
Long-Term Debt:
3.55% Guaranteed Senior Notes, due December 15, 2026		$80,000	$80,000
Senior Unsecured Notes 4.63%, Series 2011A, due December 1, 2021	$140,000		140,000
Senior Unsecured Notes 6.15%, Series 2007B, due August 20, 2022	30,000		30,000
Senior Unsecured Notes 6.37%, Series 2007C, due August 20, 2027	42,000		42,000
Senior Unsecured Notes 4.68%, Series 2013A, due February 27, 2029	60,000		60,000
Senior Unsecured Notes 6.47%, Series 2007D, due August 20, 2037	50,000		50,000
Senior Unsecured Notes 5.47%, Series 2013B, due February 27, 2044	90,000		90,000
Senior Unsecured Notes 4.07%, Series 2018A, due February 7, 2048	100,000		100,000
PACE Note, 2.54%, due March 18, 2021		523	523
Total	$512,000	$80,523	$592,523
Less: Current Maturities net of Unamortized Debt Issuance Costs	-	172	172
Unamortized Long-Term Debt Issuance Costs	1,942	407	2,349
Total Long-Term Debt net of Unamortized Debt Issuance Costs	$510,058	$79,944	$590,002
Total Short-Term and Long-Term Debt (with current maturities)	$519,442	$89,331	$608,773

The aggregate amounts of maturities on bonds outstanding and other long-term obligations at December 31, 2019 for each of the next five years are:

(in thousands)	2020	2021	2022	2023	2024
Aggregate Amounts of Debt Maturities	$183	$140,168	$30,000	$-	$-

Financial Covenants

The Company and OTP were in compliance with the financial covenants in these debt agreements as of December 31, 2019.

No Credit or Note Purchase Agreement contains any provisions that would trigger an acceleration of the related debt as a result of changes in the credit rating levels assigned to the related obligor by rating agencies.

The Company’s and OTP’s borrowing agreements are subject to certain financial covenants. Specifically:

●

Under the OTC Credit Agreement and the 2016 Note Purchase Agreement, the Company may not permit the ratio of its Interest-bearing Debt to Total Capitalization to be greater than 0.60 to 1.00 or permit its Interest and Dividend Coverage Ratio to be less than 1.50 to 1.00 (each measured on a consolidated basis).

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

●

Under the 2013 Note Purchase Agreement, the 2018 Note Purchase Agreement and the 2019 Note Purchase Agreement, OTP may not permit its Interest-bearing Debt to exceed 60% of Total Capitalization and may not permit its Priority Indebtedness to exceed 20% of its Total Capitalization, in each case as provided in the related agreement.

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

The following table lists components of net periodic pension benefit cost for the year ended December 31:

(in thousands)	2019	2018	2017
Service Cost–Benefit Earned During the Period	$5,491	$6,459	$5,629
Interest Cost on Projected Benefit Obligation	14,412	13,452	14,139
Expected Return on Assets	(21,297)	(21,199)	(19,229)
Amortization of Prior Service Cost:
From Regulatory Asset	5	16	120
From Other Comprehensive Income[1]	9	-	3
Amortization of Net Actuarial Loss:
From Regulatory Asset	4,642	7,135	5,090
From Other Comprehensive Income[1]	114	183	125
Net Periodic Pension Cost[2]	$3,376	$6,046	$5,877
[1]Corporate cost included in nonservice cost components of postretirement benefits.

[2]Allocation of costs:	2019	2018	2017
Service costs included in OTP capital expenditures	$1,365	$1,542	$1,094
Service costs included in electric operation and maintenance expenses	3,994	4,756	4,400
Service costs included in other nonelectric expenses	132	161	135
Nonservice costs capitalized	(526)	(99)	48
Nonservice costs included in nonservice cost components of postretirement benefits	(1,589)	(314)	200

Weighted average assumptions used to determine net periodic pension cost for the year ended December 31:

	2019	2018	2017
Discount Rate	4.50%	3.90%	4.60%
Long-Term Rate of Return on Plan Assets	7.25%	7.50%	7.50%
Rate of Increase in Future Compensation Level	See below	See below	3.00%
Participants to Age 39	4.50%	4.50%
Participants Age 40 to Age 49	3.50%	3.50%
Participants Age 50 and Older	2.75%	2.75%

The following table presents amounts recognized in the consolidated balance sheets as of December 31:

(in thousands)	2019	2018
Regulatory Assets:
Unrecognized Prior Service Cost	$-	$5
Unrecognized Actuarial Loss	120,592	104,891
Total Regulatory Assets	$120,592	$104,896
Accumulated Other Comprehensive Loss:
Unrecognized Prior Service Cost	$-	$9
Unrecognized Actuarial (Gain) Loss	(82)	137
Total Accumulated Other Comprehensive Loss	$(82)	$146
Noncurrent Liability	$55,004	$58,659

Funded status as of December 31:

(in thousands)	2019	2018
Accumulated Benefit Obligation	$(346,723)	$(297,972)
Projected Benefit Obligation	$(384,785)	$(328,442)
Fair Value of Plan Assets	329,781	269,783
Funded Status	$(55,004)	$(58,659)

The following tables provide a reconciliation of the changes in the fair value of plan assets and the plan’s benefit obligations over the two-year period ended December 31, 2019:

(in thousands)	2019	2018
Reconciliation of Fair Value of Plan Assets:
Fair Value of Plan Assets at January 1	$269,783	$285,319
Actual Return on Plan Assets	52,640	(21,334)
Discretionary Company Contributions	22,500	20,000
Benefit Payments	(15,142)	(14,202)
Fair Value of Plan Assets at December 31	$329,781	$269,783
Estimated Asset Return	19.3%	(7.3%)
Reconciliation of Projected Benefit Obligation:
Projected Benefit Obligation at January 1	$328,442	$352,718
Service Cost	5,491	6,459
Interest Cost	14,412	13,452
Benefit Payments	(15,142)	(14,202)
Actuarial Loss (Gain)	51,582	(29,985)
Projected Benefit Obligation at December 31	$384,785	$328,442

Weighted average assumptions used to determine benefit obligations at December 31:

	2019	2018
Discount Rate	3.47%	4.50%
Rate of Increase in Future Compensation Level:
Participants to Age 39	4.50%	4.50%
Participants Age 40 to Age 49	3.50%	3.50%
Participants Age 50 and Older	2.75%	2.75%

The assumed rate of return on pension fund assets used for the determination of 2020 net periodic pension cost is 6.88%. The assumed long-term rate of return on plan assets is based primarily on asset category studies using historical market return and volatility data with forward looking estimates based on existing financial market conditions and forecasts of capital markets. Modest excess return expectations versus some market indices are incorporated into the return projections based on the actively managed structure of the investment programs and their records of achieving such returns historically. The Company reviews its rate of return on plan asset assumptions annually. The assumptions are largely based on the asset category rate-of-return assumptions developed annually with the Company’s pension plan investment advisors, as well as input from actuaries who work with the pension plan and benchmarking to peer companies with similar asset allocation strategies.

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

Measurement Dates:	2019	2018
Net Periodic Pension Cost	January 1, 2019	January 1, 2018
End of Year Benefit Obligations	January 1, 2019 projected to December 31, 2019	January 1, 2018 projected to December 31, 2018
Market Value of Assets	December 31, 2019	December 31, 2018

Cash flows—The Company had no minimum funding requirement as of December 31, 2019 but made discretionary plan contributions of $11.2 million in January 2020.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid out from plan assets:

(in thousands)	2020	2021	2022	2023	2024	Years 2025-2029
	$15,908	$16,477	$17,116	$17,768	$18,374	$98,994

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
**

Other category may include cash, alternatives, and/or other investment strategies that may be classified other than equity or fixed income, such as the Dynamic Asset Allocation fund or the SEI Energy Debt Collective Fund.

The Company’s pension plan asset allocations at December 31, 2019 and 2018, by asset category are as follows:

Asset Allocation	2019	2018
Global MGD Volatility Fund (mixed equities fund)	20.4%	-
Large Capitalization Equity Securities	11.3%	17.5%
International Equity Securities	9.3%	17.0%
Emerging Markets Equity Fund	4.2%	3.4%
Small and Mid-Capitalization Equity Securities	4.1%	6.7%
SEI Dynamic Asset Allocation Fund	3.1%	4.0%
Equity Securities	52.4%	48.6%
Fixed-Income Securities and Cash	44.7%	47.1%
Other – SEI Energy Debt Collective Fund	2.9%	4.3%
	100.0%	100.0%

The following table presents the Company’s pension fund assets measured at fair value and included in Level 1 of the fair value hierarchy and assets measured using the NAV practical expedient to fair valuation as of December 31:

(in thousands)	2019	2018
Assets in Level 1 of the Fair Value Hierarchy	$320,241	$258,307
SEI Energy Debt Collective Fund at NAV	9,540	11,476
Total Assets	$329,781	$269,783

Fair Value Measurements of Pension Fund Assets

ASC 715, Compensation – Retirement Benefits, requires disclosures about pension plan assets identified by the three levels of the fair value hierarchy established by ASC 820-10-35.

The following table presents, the Company’s pension fund assets measured at fair value and included in Level 1 of the fair value hierarchy as of December 31:

(in thousands)	2019	2018
Global MGD Volatility Fund (mixed equities fund)	$67,184	$-
Large Capitalization Equity Securities Mutual Fund	37,357	47,198
International Equity Securities Mutual Funds	30,653	45,912
Small and Mid-Capitalization Equity Securities Mutual Fund	13,447	17,971
SEI Dynamic Asset Allocation Mutual Fund	10,168	10,929
Emerging Markets Equity Fund	13,792	9,197
Fixed Income Securities Mutual Funds	147,639	127,098
Cash Management – Money Market Fund	1	2
Total Assets	$320,241	$258,307

The investments held by the SEI Energy Debt Collective Fund on December 31, 2019 and 2018 consist mainly of below investment grade high yielding bonds and loans of U.S. energy companies which trade at a discount to fair value. Redemptions are allowed semi-annually with a 95-day notice period, subject to fund director consent and certain gate, holdback and suspension restrictions. Subscriptions are allowed monthly with a three-year lock up on subscriptions. The Company invested $10.0 million in the SEI Energy Debt Fund in July 2015. The fund’s assets are valued in accordance with valuations reported by the fund’s sub-advisor or the fund’s underlying investments or other independent third-party sources, although SEI in its discretion may use other valuation methods, subject to compliance with ERISA (as applicable). The fund’s assets are valued as of the close of business on the last business day of each calendar month and are available 30 days after the end of a calendar quarter. On an annual basis, as determined by the investment manager in its sole discretion, an independent valuation agent is retained to provide a valuation of the illiquid assets of the fund and of any other asset of the fund, as determined by the investment manager in its sole discretion. The Company reviews and verifies the reasonableness of the year-end valuations.

Executive Survivor and Supplemental Retirement Plan (ESSRP)

The ESSRP is an unfunded nonqualified benefit plan for executive officers and certain key management employees that provides for defined benefit payments to these employees on their retirement for life or to their beneficiaries on their death. In addition, the ESSRP provides for survivor benefit payments to beneficiaries of executive officers. On December 26, 2019, the Company’s Board of Directors amended and restated the ESSRP to provide for (i) the freezing of participation in the restoration retirement benefit component of the ESSRP and (ii) the freezing of benefit accruals under the restoration retirement benefit component of the ESSRP for all participants, except those designated as a grandfathered participant, effective December 31, 2019.

In connection with amending and restating the ESSRP, the Board of Directors also approved the making of special employer contributions to named participants in the Otter Tail Corporation Executive Restoration Plus Plan (the ERPP) who will be affected by the ESSRP freeze in order to offset the impact of the freeze for those participants.

The following table lists components of net periodic pension benefit cost for the year ended December 31:

(in thousands)	2019	2018	2017
Service Cost–Benefit Earned During the Period	$418	$408	$290
Interest Cost on Projected Benefit Obligation	1,735	1,589	1,686
Amortization of Prior Service Cost:
From Regulatory Asset	5	20	16
From Other Comprehensive Income[1]	17	34	38
Amortization of Net Actuarial Loss:
From Regulatory Asset	124	206	285
From Other Comprehensive Income[1]	348	722	440
Net Periodic Pension Cost[2]	$2,647	$2,979	$2,755

[1]Amortization of prior service costs and net actuarial losses from other comprehensive income are included in nonservice cost components of postretirement benefits on the face of the Company’s consolidated statements of income.

[2]Allocation of costs:	2019	2018	2017
Service costs included in electric operation and maintenance expenses	$104	$99	$94
Service costs included in other nonelectric expenses	314	309	196
Nonservice costs included in nonservice cost components of postretirement benefits	2,229	2,571	2,465

Weighted average assumptions used to determine net periodic pension cost for the year ended December 31:

	2019	2018	2017
Discount Rate	4.46%	3.85%	4.60%
Rate of Increase in Future Compensation Level	3.40%	2.92%	3.00%

The following table presents amounts recognized in the consolidated balance sheets as of December 31:

(in thousands)	2019	2018
Regulatory Assets:
Unrecognized Prior Service Cost	$-	$20
Unrecognized Actuarial Loss	2,170	1,768
Total Regulatory Assets	$2,170	$1,788
Projected Benefit Obligation Liability – Net Amount Recognized	$(43,966)	$(39,699)
Accumulated Other Comprehensive Loss:
Unrecognized Prior Service Cost	$1	$64
Unrecognized Actuarial Loss	9,170	6,455
Total Accumulated Other Comprehensive Loss	$9,171	$6,519

The following tables provide a reconciliation of the changes in the fair value of plan assets and the plan’s projected benefit obligations over the two-year period ended December 31, 2019 and a statement of the funded status as of December 31 of both years:

(in thousands)	2019	2018
Reconciliation of Fair Value of Plan Assets:
Fair Value of Plan Assets at January 1	$-	$-
Actual Return on Plan Assets	-	-
Employer Contributions	1,475	1,505
Benefit Payments	(1,475)	(1,505)
Fair Value of Plan Assets at December 31	$-	$-
Reconciliation of Projected Benefit Obligation:
Projected Benefit Obligation at January 1	$39,699	$42,308
Service Cost	418	408
Interest Cost	1,735	1,589
Benefit Payments	(1,475)	(1,505)
Curtailments	(1,671)	-
Actuarial Loss (Gain)	5,260	(3,101)
Projected Benefit Obligation at December 31	$43,966	$39,699

Weighted average assumptions used to determine benefit obligations at December 31:

	2019	2018
Discount Rate	3.36%	4.46%
Rate of Increase in Future Compensation Level:	3.50%	3.40%

Cash flows—The ESSRP is unfunded and has no assets; contributions are equal to the benefits paid to plan participants. The following benefit payments, which reflect future service, as appropriate, are expected to be paid:

						Years
(in thousands)	2020	2021	2022	2023	2024	2025-2029
	$1,571	$1,681	$2,279	$2,680	$2,627	$13,976

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

In 2019, the Company elected to obtain post-65 prescription drug subsidies for its non-union plan participants from a provider under the provider’s employer group waiver plan. As a result, the Company will no longer apply for prescription drug subsidies for these participants. Based on the provider’s projected costs, the post-65 starting claim cost assumption for non-union retirees was lowered by 27% and the Medicare Part D reimbursement assumption was eliminated for these participants. A portion of the cost savings were shared with retirees through lower 2020 premiums. The net effect of these plan amendments reduced the Company’s projected benefit obligation for this plan by $20.9 million in 2019. Beginning in 2020, the net savings from the changes will be recognized as a reduction to expense over 4.3 years, the expected remaining service period to retirement-age eligibility for active participants.

The following table lists components of net periodic postretirement benefit cost for the year ended December 31:

(in thousands)	2019	2018	2017
Service Cost–Benefit Earned During the Period	$1,286	$1,526	$1,425
Interest Cost on Projected Benefit Obligation	3,083	2,583	2,712
Amortization of Prior Service Cost
From Regulatory Asset	-	-	(4)
From Other Comprehensive Income[1]	-	-	4
Amortization of Net Actuarial Loss
From Regulatory Asset	1,571	1,648	936
From Other Comprehensive Income[1]	38	42	19
Net Periodic Postretirement Benefit Cost[2]	$5,978	$5,799	$5,092
Effect of Medicare Part D Subsidy	$(179)	$(470)	$(561)
[1]Corporate cost included in nonservice cost components of postretirement benefits.

[2]Allocation of cost:	2019	2018	2017
Service costs included in OTP capital expenditures	$320	$364	$277
Service costs included in electric operation and maintenance expenses	935	1,124	1,114
Service costs included in other nonelectric expenses	31	38	34
Nonservice costs capitalized	1,167	1,020	712
Nonservice costs included in nonservice cost components of postretirement benefits	3,525	3,253	2,955

Weighted average assumptions used to determine net periodic postretirement benefit cost for the year ended December 31:

	2019	2018	2017
Discount Rate	4.44%	3.81%	4.46%

The following table presents amounts recognized in the consolidated balance sheets as of December 31:

(in thousands)	2019	2018
Regulatory Asset:
Unrecognized Prior Service Credit	$(20,363)	-
Unrecognized Net Actuarial Loss (Gain)	35,322	$18,094
Net Regulatory Asset	$14,959	$18,094
Projected Benefit Obligation Liability – Net Amount Recognized	$(71,437)	$(71,561)
Accumulated Other Comprehensive (Income) Loss:
Unrecognized Prior Service Credit	$(501)	-
Unrecognized Net Actuarial Loss (Gain)	184	$(107)
Accumulated Other Comprehensive (Income) Loss:	$(317)	$(107)

The following tables provide a reconciliation of the changes in the fair value of plan assets and the plan’s projected benefit obligations and accrued postretirement benefit cost over the two-year period ended December 31, 2019:

(in thousands)	2019	2018
Reconciliation of Fair Value of Plan Assets:
Fair Value of Plan Assets at January 1	$-	$-
Actual Return on Plan Assets	-	-
Company Contributions	2,757	3,183
Benefit Payments (Net of Medicare Part D Subsidy)	(7,164)	(6,684)
Participant Premium Payments	4,407	3,501
Fair Value of Plan Assets at December 31	$-	$-
Reconciliation of Projected Benefit Obligation:
Projected Benefit Obligation at January 1	$71,561	$69,774
Service Cost (Net of Medicare Part D Subsidy)	1,286	1,526
Interest Cost (Net of Medicare Part D Subsidy)	3,083	2,583
Benefit Payments (Net of Medicare Part D Subsidy)	(7,164)	(6,684)
Participant Premium Payments	4,407	3,501
Plan Amendments	(20,864)	-
Actuarial Loss	19,128	861
Projected Benefit Obligation at December 31	$71,437	$71,561
Reconciliation of Accrued Postretirement Cost:
Accrued Postretirement Cost at January 1	$(53,574)	$(50,958)
Expense	(5,978)	(5,799)
Net Company Contribution	2,757	3,183
Accrued Postretirement Cost at December 31	$(56,795)	$(53,574)

Weighted average assumptions used to determine benefit obligations at December 31:

	2019	2018
Discount Rate	3.43%	4.44%

Assumed healthcare cost-trend rates as of December 31:

	2019	2018
Healthcare Cost-Trend Rate Assumed for Next Year	6.72%	7.00%
Rate to Which the Cost-Trend Rate is Assumed to Decline	4.50%	4.50%
Year the Rate Reaches the Ultimate Trend Rate	2038	2038

Measurement Dates:	2019	2018
Net Periodic Postretirement Benefit Cost	January 1, 2019	January 1, 2018

End of Year Benefit Obligations	January 1, 2019 projected to December 31, 2019	January 1, 2018 projected to December 31, 2018

Cash flows—The Company expects to contribute $3.3 million net of expected employee contributions for the payment of retiree medical benefits and Medicare Part D subsidy receipts in 2020. The Company expects to receive a Medicare Part D subsidy from the Federal government of approximately $0.1 million in 2020. The following benefit payments, which reflect expected future service, as appropriate, net of expected Medicare Part D subsidy receipts and participant premium payments, are expected to be paid:

						Years
(in thousands)	2020	2021	2022	2023	2024	2025-2029
	$3,323	$3,470	$3,653	$3,720	$3,778	$19,852

401K Plan

The Company sponsors a 401K plan for the benefit of all corporate and subsidiary company employees. Contributions made to these plans by the Company and its subsidiary companies totaled $5,265,000 for 2019, $4,532,000 for 2018 and $4,211,000 for 2017.

Employee Stock Ownership Plan

The Company has a stock ownership plan for the benefit of all its electric utility employees. Contributions made by the Company were $374,000 for 2019, $398,000 for 2018 and $612,000 for 2017.

12. Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash Equivalents—The carrying amount approximates fair value because of the short-term maturity of those instruments.

Short-Term Debt—The carrying amount approximates fair value because the debt obligations are short-term and the balances outstanding as of December 31, 2019 and December 31, 2018 related to the Otter Tail Corporation Credit Agreement and the OTP Credit Agreement were subject to variable interest rates of LIBOR plus 1.50% and LIBOR plus 1.25%, respectively, which approximate market rates.

Long-Term Debt including Current Maturities—The fair value of the Company's and OTP’s long-term debt is estimated based on the current market indications of rates available to the Company for the issuance of debt. The fair value measurements of the Company’s long-term debt issues fall into level 2 of the fair value hierarchy set forth in ASC 820.

	December 31, 2019		December 31, 2018
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and Cash Equivalents	$21,199	$21,199	$861	$861
Short-Term Debt	(6,000)	(6,000)	(18,599)	(18,599)
Long-Term Debt including Current Maturities	(689,764)	(742,279)	(590,174)	(601,513)

13. Property, Plant and Equipment

(in thousands)	December 31, 2019	December 31, 2018
Electric Plant in Service
Production	$915,996	$905,224
Transmission	647,474	512,832
Distribution	526,146	502,261
General	123,268	99,404
Electric Plant in Service	2,212,884	2,019,721
Construction Work in Progress	177,584	170,090
Total Gross Electric Plant	2,390,468	2,189,811
Less Accumulated Depreciation and Amortization	731,110	699,642
Net Electric Plant	$1,659,358	$1,490,169
Nonelectric Operations Plant
Equipment	$187,904	$170,634
Buildings and Leasehold Improvements	53,412	53,011
Land	6,040	4,475
Nonelectric Operations Plant	247,356	228,120
Construction Work in Progress	7,654	11,536
Total Gross Nonelectric Plant	255,010	239,656
Less Accumulated Depreciation and Amortization	160,574	148,727
Net Nonelectric Operations Plant	$94,436	$90,929
Net Plant	$1,753,794	$1,581,098

The estimated service lives for rate-regulated properties is 5 to 82 years. For nonelectric property the estimated useful lives are from 2 to 40 years.

	Service Life Range
(years)	Low	High
Electric Fixed Assets:
Production Plant	9	82
Transmission Plant	51	75
Distribution Plant	15	70
General Plant	5	57
Nonelectric Fixed Assets:
Equipment	2	12
Buildings and Leasehold Improvements	5	40

14. Income Taxes

The total income tax expense differs from the amount computed by applying the federal income tax rate (21% in 2019 and 2018, and 35% in 2017) to net income before total income tax expense for the following reasons:

(in thousands)	2019	2018	2017
Tax Computed at Federal Statutory Rate	$21,901	$20,356	$34,893
Increases (Decreases) in Tax from:
State Income Taxes Net of Federal Income Tax Expense	3,561	5,210	4,368
Differences Reversing in Excess of Federal Rates	(3,357)	(3,432)	551
Permanent Differences, R&D Tax Credits, Unitary Tax and Other Adjustments	(1,315)	(1,864)	(1,873)
North Dakota Wind Tax Credit Amortization – Net of Federal Taxes	(1,033)	(1,033)	(850)
Corporate-owned Life Insurance	(749)	(3)	(845)
Excess Tax deduction – Equity Method Stock Awards	(744)	(708)	(751)
Allowance for Funds Used During Construction – Equity	(501)	(431)	(322)
Employee Stock Ownership Plan Dividend Deduction	(281)	(298)	(509)
Investment Tax Credit Amortization	(41)	(98)	(164)
Federal Production Tax Credits (PTCs)	-	(3,111)	(7,527)
Section 199 Domestic Production Activities Deduction	-	-	(1,471)
Effect of TCJA Tax Rate Reduction on Value of Net Deferred Tax Assets	-	-	1,756
Income Tax Expense	$17,441	$14,588	$27,256
Overall Effective Federal and State Income Tax Rate	16.7%	15.0%	27.3%
Income Tax Expense Includes the Following:
Current Federal Income Taxes	$5,156	$4,960	$4,434
Current State Income Taxes	1,333	1,395	1,128
Deferred Federal Income Taxes	8,859	8,065	25,648
Deferred State Income Taxes	3,167	4,410	4,587
Federal PTCs	-	(3,111)	(7,527)
North Dakota Wind Tax Credit Amortization – Net of Federal Taxes	(1,033)	(1,033)	(850)
Investment Tax Credit Amortization	(41)	(98)	(164)
Total	$17,441	$14,588	$27,256
Total Income Before Income Taxes	$104,288	$96,933	$99,695

The Company's deferred tax assets and liabilities were composed of the following on December 31:

(in thousands)	2019	2018
Deferred Tax Assets
Benefit Liabilities	$36,246	$33,967
Retirement Benefits Liabilities	36,206	32,664
Regulatory Tax Liability	35,700	33,228
North Dakota Wind Tax Credits	31,611	32,570
Cost of Removal	25,604	21,787
Federal PTCs	20,017	32,101
Differences Related to Property	6,979	6,842
Lease Liability	5,733	-
Vacation Accrual	1,884	1,919
Net Operating Loss Carryforward	1,860	2,489
Investment Tax Credits	408	449
Other	344	3,218
Valuation Allowance	(800)	(600)
Total Deferred Tax Assets	$201,792	$200,634
Deferred Tax Liabilities
Differences Related to Property	$(268,495)	$(261,396)
Retirement Benefits Regulatory Asset	(36,206)	(32,664)
Excess Tax over Book Pension	(17,556)	(15,145)
Right of Use Asset	(5,705)	-
North Dakota Wind Tax Credits	(3,126)	(4,386)
Impact of State Net Operating Losses on Federal Taxes	(385)	(523)
Other	(2,260)	(7,496)
Total Deferred Tax Liabilities	$(333,733)	$(321,610)
Deferred Income Taxes	$(131,941)	$(120,976)

In November of 2018, eligibility period for OTP to earn federal PTCs on its most recently purchased wind turbines ended. Prior to the lapse, OTP earned federal PTCs as wind energy was generated based on a per kwh rate prescribed in applicable federal statutes. OTP’s kwh generation from its wind turbines eligible for PTCs decreased 53.0% in 2018 compared with 2017 due to the PTC eligibility period ending for one of OTP’s wind farms in 2017 and ending for the last of its PTC-eligible wind farms in 2018. North Dakota wind energy credits are based on dollars invested in qualifying facilities and are being recognized on a straight-line basis over 25 years.

Schedule of expiration of tax credits and tax net operating losses available as of December 31, 2019:

(in thousands)	Amount	2022-2032	2033-2038	2039-2043
United States
Federal Tax Credits	$23,002	$-	$22,220	$782
State Net Operating Losses	1,860	1,833	27	-
State Tax Credits	32,177	-	2,643	29,534

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

(in thousands)	2019	2018	2017
Balance on January 1	$1,282	$684	$891
Increases Related to Tax Positions for Prior Years	37	6	28
Decreases Related to Tax Positions for Prior Years	-	-	(172)
Increases Related to Tax Positions for Current Year	339	778	143
Uncertain Positions Resolved During Year	(170)	(186)	(206)
Balance on December 31	$1,488	$1,282	$684

The balance of unrecognized tax benefits as of December 31, 2019 would reduce the Company’s effective tax rate if recognized. The total amount of unrecognized tax benefits as of December 31, 2019 is not expected to change significantly within the next 12 months. The Company classifies interest and penalties on tax uncertainties as components of the provision for income taxes in the Company’s consolidated statement of income. There was no amount accrued for interest on tax uncertainties as of December 31, 2019.

The Company and its subsidiaries file a consolidated U.S. federal income tax return and various state income tax returns. As of December 31, 2019, with limited exceptions, the Company is no longer subject to examinations by taxing authorities for tax years prior to 2016 for federal and North Dakota income taxes and prior to 2015 for Minnesota state income taxes.

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

OTP recorded no new AROs in 2019.

Reconciliations of carrying amounts of the present value of the Company’s legal AROs, capitalized asset retirement costs and related accumulated depreciation and a summary of settlement activity for the years ended December 31, 2019 and 2018 are presented in the following table:

(in thousands)	2019	2018
Asset Retirement Obligations
Beginning Balance	$9,117	$8,719
New Obligations Recognized	-	-
Adjustments Due to Revisions in Cash Flow Estimates	3,099	-
Accrued Accretion	440	398
Settlements	-	-
Ending Balance	$12,656	$9,117
Asset Retirement Costs Capitalized
Beginning Balance	$2,983	$2,983
New Obligations Recognized	-	-
Adjustments Due to Revisions in Cash Flow Estimates	3,099	-
Settlements	-	-
Ending Balance	$6,082	$2,983
Accumulated Depreciation – Asset Retirement Costs Capitalized
Beginning Balance	$1,034	$915
New Obligations Recognized	-	-
Adjustments Due to Revisions in Cash Flow Estimates	-	-
Depreciation Expense	163	119
Settlements	-	-
Ending Balance	$1,197	$1,034
Settlements	None	None
Original Capitalized Asset Retirement Cost – Retired	$-	$-
Accumulated Depreciation	-	-
Asset Retirement Obligation	$-	$-
Settlement Cost	-	-
Gain on Settlement – Deferred Under Regulatory Accounting	$-	$-

16. Subsequent Events

Stock Incentive Awards

On February 12, 2020 the following stock incentive awards were granted to officers under the 2014 Incentive Plan with an estimated grant-date fair value of $3.3 million.

Award	Shares/Units Granted	Vesting
Restricted Stock Units Granted	15,300	25% per year through February 6, 2024
Stock Performance Awards Granted:
Under Executive Agreement	47,600	December 31, 2022
Under Legacy Agreement	7,400	December 31, 2022

The vesting of restricted stock units is accelerated in the event of a change in control, disability, death or retirement, subject to proration in certain cases. Restricted stock units granted to executive officers and certain key employees are eligible to receive dividend equivalent payments on all unvested awards over the awards respective vesting periods, subject to forfeiture under the terms of the restricted stock unit award agreements. The grant-date fair value of each restricted stock unit was the average of the high and low market price per share on the date of grant.

Under the performance share awards the aggregate award for performance at target is 55,000 shares. For target performance the participants would earn an aggregate of 27,500 common shares for achieving the target set for the Company’s 3-year average adjusted ROE. The participants would also earn an aggregate of 27,500 common shares based on the Company’s total shareholder return relative to the total shareholder return of the companies that comprise the EEI Index over the performance measurement period of January 1, 2020 through December 31, 2022, with the beginning and ending share values based on the average closing price of a share of the Company’s common stock for the 20 trading days immediately following January 1, 2020 and the average closing price for the 20 trading days immediately preceding January 1, 2023. Actual payment may range from zero to 150% of the target amount, or up to 82,500 common shares. There are no voting or dividend rights related to these shares until the shares, if any, are issued at the end of the performance measurement period. The terms of these awards are such that the entire award will be classified and accounted for as equity, as required under ASC 718, and will be measured over the performance period based on the grant-date fair value of the award. The grant-date fair value of each performance share award was determined using a Monte Carlo fair valuation simulation model.

Under the 2020 Performance Award Agreements, payment and the amount of payment in the event of retirement, resignation for good reason or involuntary termination without cause is to be made at the end of the performance period based on actual performance, subject to proration in certain cases, except that the payment of performance awards granted to an officer who is party to an Executive Employment Agreement with the Company is to be made at target at the date of any such event. The vesting of these awards is accelerated and paid at target in the event of a change in control.

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

Three Months Ended	March 31		June 30		September 30		December 31
(in thousands, except per share data)	2019	2018	2019	2018	2019	2018	2019	2018
Operating Revenues:
Electric:
Revenues from Contracts with Customers	$129,144	$123,825	$101,861	$105,284	$115,285	$105,749	$111,726	$115,779
Changes in Accrued Revenues under Alternative Revenue Programs	(1,049)	(875)	369	(1,565)	(921)	(317)	2,633	2,318
Total Electric Revenues	$128,095	$122,950	$102,230	$103,719	$114,364	$105,432	$114,359	$118,097
Product Sales under Contracts with Customers	117,877	118,316	126,973	122,629	114,288	122,230	101,317	103,074
Total Operating Revenues	$245,972	$241,266	$229,203	$226,348	$228,652	$227,662	$215,676	$221,171
Operating Income	$39,569	$37,615	$26,819	$30,105	$37,255	$38,262	$31,237	$23,407
Net Income	$26,324	$26,215	$15,426	$18,696	$24,745	$23,273	$20,352	$14,161
Basic Earnings Per Share	$.66	$.66	$.39	$.47	$.62	$.59	$.51	$.36
Diluted Earnings Per Share	$.66	$.66	$.39	$.47	$.62	$.58	$.51	$.35
Dividends Declared Per Common Share	$.35	$.335	$.35	$.335	$.35	$.335	$.35	$.335
Average Number of Common Shares Outstanding--Basic	39,657	39,551	39,712	39,606	39,715	39,622	39,799	39,622
Average Number of Common Shares Outstanding--Diluted	39,903	39,864	39,918	39,879	39,947	39,904	40,048	39,922

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosures Controls and Procedures. Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) as of December 31, 2019, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2019.

Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the fourth quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report Regarding Internal Control Over Financial Reporting. Management is responsible for the preparation and integrity of the consolidated financial statements and representations in this report on Form 10-K. The consolidated financial statements of the Company have been prepared in conformity with generally accepted accounting principles applied on a consistent basis and include some amounts that are based on informed judgments and best estimates and assumptions of management.

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

Management has completed its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013) to conduct the required assessment of the effectiveness of the Company’s internal control over financial reporting. Based on this assessment, management concluded that, as of December 31, 2019, the Company’s internal control over financial reporting was effective based on those criteria. The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has audited the Company’s consolidated financial statements included in this report on Form 10-K and issued an attestation report on the Company’s internal control over financial reporting.

Attestation Report of Independent Registered Public Accounting Firm. The attestation report of Deloitte & Touche LLP, the Company’s independent registered public accounting firm, regarding the Company’s internal control over financial reporting is provided on page 60.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item regarding Directors is incorporated by reference to the information under “Election of Directors” in the Company's definitive Proxy Statement for the 2020 Annual Meeting. The information regarding executive officers and family relationships is set forth in Item 3A of this report on Form 10-K. The information required by this Item regarding the Company’s procedures for recommending nominees to the board of directors is incorporated by reference to the information under “Corporate Governance – Director Nomination Process” in the Company’s definitive Proxy Statement for the 2020 Annual Meeting. The information required by this Item regarding the Audit Committee and the Company’s Audit Committee financial experts is incorporated by reference to the information under “Committees of the Board of Directors – Audit Committee” in the Company’s definitive Proxy Statement for the 2020 Annual Meeting.

The Company has adopted a code of conduct that applies to all of its directors, officers (including its principal executive officer, principal financial officer, and its principal accounting officer or controller or person performing similar functions) and employees. The Company’s code of conduct is available on its website at www.ottertail.com. The Company intends to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of its code of conduct by posting such information on its website at the address specified above. Information on the Company’s website is not deemed to be incorporated by reference into this report on Form 10-K.

Item 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the information under “Compensation Discussion and Analysis,” “Report of Compensation Committee,” “Executive Compensation,” “Pay Ratio Disclosure” and “Director Compensation” in the Company's definitive Proxy Statement for the 2020 Annual Meeting.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item regarding security ownership is incorporated by reference to the information under “Security Ownership of Certain Beneficial Owners” in the Company’s definitive Proxy Statement for the 2020 Annual Meeting.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information as of December 31, 2019 about the Company’s common stock that may be issued under all its equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)		(b)	(c)
Equity compensation plans approved by security holders:
2014 Stock Incentive Plan	320,807	(1)	$0.00	1,010,110	(2)
1999 Stock Incentive Plan	1,153	(3)	$0.00	--	(4)
1999 Employee Stock Purchase Plan			N/A	363,195	(5)
Equity compensation plans not approved by security holders	--		--	--
Total	321,960		$0.00	1,373,305

(1)

Includes 83,400, 81,000 and 62,497 performance-based share awards granted in 2019, 2018 and 2017, respectively, 93,240 restricted stock units outstanding as of December 31, 2019, and 670 stock units as part of the director deferred compensation program and excludes 40,605 shares of restricted stock issued under the 2014 Stock Incentive Plan.

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

(5)

Includes 13,432 shares subject to purchase for the six-month purchase period ended December 31, 2019, with the remainder of the shares to be issued based on employee’s election to participate in the plan.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the information under “Policy and Procedures Regarding Transactions with Related Persons,” “Election of Directors” and “Committees of the Board of Directors” in the Company’s definitive Proxy Statement for the 2020 Annual Meeting.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the information under “Ratification of Independent Registered Public Accounting Firm – Fees” and “Ratification of Independent Registered Public Accounting Firm – Pre-Approval of Audit/Non-Audit Services Policy” in the Company’s definitive Proxy Statement for the 2020 Annual Meeting.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	List of documents filed as part of this report:

1.	Financial Statements

2.	Financial Statement Schedules

SCHEDULE 1 - Condensed financial information of registrant
Otter Tail Corporation (PARENT COMPANY)
Condensed Balance Sheets, December 31
(in thousands)	2019	2018

Assets
Current Assets
Cash and Cash Equivalents	$4,959	$-
Accounts Receivable	-	-
Accounts Receivable from Subsidiaries	2,144	1,931
Interest Receivable from Subsidiaries	117	117
Notes Receivable from Subsidiaries	-	1,167
Income Taxes Receivable	1,487	-
Other	1,050	3,482
Total Current Assets	9,757	6,697
Investments in Subsidiaries	860,646	787,869
Notes Receivable from Subsidiaries	79,251	79,422
Deferred Income Taxes	25,505	21,100
Right of Use Assets - Operating	637	-
Other Assets	35,503	31,547
Total Assets	$1,011,299	$926,635

Liabilities and Equity

Current Liabilities
Short-Term Debt	$6,000	$9,215
Current Maturities of Long-Term Debt	183	172
Accounts Payable to Subsidiaries	7	7
Notes Payable to Subsidiaries	89,611	60,626
Current Operating Lease Liabilities	156	-
Other	9,473	9,994
Total Current Liabilities	105,430	80,014

Long Term Operating Lease Liabilities	533	-
Other Noncurrent Liabilities	44,042	37,814
Commitments and Contingencies
Capitalization
Long-Term Debt, Net of Current Maturities	79,812	79,944
Common Shareholder Equity	781,482	728,863
Total Capitalization	861,294	808,807
Total Liabilities and Equity	$1,011,299	$926,635

See accompanying notes to condensed financial statements.

Otter Tail Corporation (PARENT COMPANY)
Condensed Statements of Income--For the Years Ended December 31
(in thousands)	2019	2018	2017

Operating Loss
Revenue from Contracts with Customers	$-	$-	$-
Operating Expenses	10,529	9,916	7,138
Operating Loss	(10,529)	(9,916)	(7,138)

Other Income (Expense)
Equity Income in Earnings of Subsidiaries	93,731	91,446	82,715
Interest Charges	(4,863)	(4,043)	(4,270)
Interest Charges to Subsidiaries	(306)	(387)	(244)
Interest Income from Subsidiaries	3,063	2,839	2,848
Nonservice Cost Components of Postretirement Benefits	(1,297)	(1,422)	(1,215)
Other Income	1,566	550	1,054
Total Other Income	91,894	88,983	80,888

Income Before Income Taxes	81,365	79,067	73,750
Income Tax (Benefit) Expense	(5,482)	(3,278)	1,311
Net Income	$86,847	$82,345	$72,439

See accompanying notes to condensed financial statements.

Otter Tail Corporation (PARENT COMPANY)
Condensed Statements of Cash Flows--For the Years Ended December 31
(in thousands)	2019	2018	2017
Cash Flows from Operating Activities
Net Cash Provided by Operating Activities	$52,263	$56,947	$50,205

Cash Flows from Investing Activities
Investment in Subsidiaries	(34,990)	(24,764)	-
Debt Repaid by Subsidiaries	1,338	774	151
Cash Used in Investing Activities	(257)	(623)	(121)
Net Cash (Used in) Provided by Investing Activities	(33,909)	(24,613)	30

Cash Flows from Financing Activities
Change in Checks Written in Excess of Cash	(31)	31	-
Net Short-Term (Repayments) Borrowings	(3,215)	9,215	-
Borrowings from (Repayments to) Subsidiaries	28,985	(1,281)	23,389
Proceeds from Issuance of Common Stock	20,338	-	4,349
Common Stock Issuance Expenses	(577)	(108)	-
Payments for Retirement of Capital Stock	(2,730)	(3,011)	(1,799)
Short-Term and Long-Term Debt Issuance Expenses	(270)	(164)	(158)
Payments for Retirement of Long-Term Debt	(172)	(189)	(15,231)
Dividends Paid	(55,723)	(53,198)	(50,632)
Net Cash Used in Financing Activities	(13,395)	(48,705)	(40,082)
Net Change in Cash and Cash Equivalents	4,959	(16,371)	10,153
Cash and Cash Equivalents at Beginning of Period	-	16,371	6,218
Cash and Cash Equivalents at End of Period	$4,959	$-	$16,371

See accompanying notes to condensed financial statements.

Otter Tail Corporation (Parent Company)

Notes to Condensed Financial Statements

For the years ended December 31, 2019, 2018 and 2017

Incorporated by reference are Otter Tail Corporation’s consolidated statements of comprehensive income and common shareholders’ equity in Part II, Item 8.

Basis of Presentation

The condensed financial information of Otter Tail Corporation is presented to comply with Rule 12-04 of Regulation S-X. The unconsolidated condensed financial statements do not reflect all of the information and notes normally included with financial statements prepared in accordance with GAAP. Therefore, these condensed financial statements should be read with the consolidated financial statements and related notes included in this report on Form 10-K.

Otter Tail Corporation’s investments in subsidiaries are presented under the equity method of accounting. Under this method, the assets and liabilities of subsidiaries are not consolidated. The investments in net assets of the subsidiaries are recorded in the balance sheets. The income from operations of the subsidiaries is reported on a net basis as equity income in earnings of subsidiaries.

Related Party Transactions

As of December 31, 2019: (in thousands)	Accounts Receivable	Interest Receivable	Current Notes Receivable	Long-Term Notes Receivable	Accounts Payable	Current Notes Payable
Otter Tail Power Company	$2,056	$-	$-	$-	$7	$-
Northern Pipe Products, Inc.	-	8	-	5,351	-	3,056
Vinyltech Corporation	4	17	-	11,500	-	15,099
BTD Manufacturing, Inc.	-	77	-	52,000	-	18,474
T.O. Plastics, Inc.	-	15	-	10,400	-	3,099
Varistar Corporation	-	-	-	-	-	49,883
Otter Tail Assurance Limited	84	-	-	-	-	-
	$2,144	$117	$-	$79,251	$7	$89,611

As of December 31, 2018: (in thousands)	Accounts Receivable	Interest Receivable	Current Notes Receivable	Long-Term Notes Receivable	Accounts Payable	Current Notes Payable
Otter Tail Power Company	$1,877	$-	$-	$-	$7	$-
Northern Pipe Products, Inc.	-	8	-	5,522	-	5,623
Vinyltech Corporation	4	17	-	11,500	-	15,305
BTD Manufacturing, Inc.	-	77	415	52,000	-	-
T.O. Plastics, Inc.	-	15	-	10,400	-	14,308
Varistar Corporation	-	-	752	-	-	25,390
Otter Tail Assurance Limited	50	-	-	-	-	-
	$1,931	$117	$1,167	$79,422	$7	$60,626

Dividends

Dividends paid to Otter Tail Corporation (the Parent) from its subsidiaries were as follows:

(in thousands)	2019	2018	2017
Cash Dividends Paid to Parent by Subsidiaries	$55,660	$53,134	$50,571

See Otter Tail Corporation’s notes to consolidated financial statements in Part II, Item 8 for other disclosures.

Other schedules are omitted because of the absence of the conditions under which they are required, because the amounts are insignificant or because the information required is included in the financial statements or the notes thereto.

1.	Exhibits
The following Exhibits are filed as part of, or incorporated by reference into, this report.

	Previously Filed
	File No.	As Exhibit No.

2-A	10-K/A for year ended 12/31/16	2-B

—Asset Purchase Agreement, dated as of November 16, 2016, among Otter Tail Power Company, EDF Renewable Development, Inc., Power Partners Midwest, LLC, EDF-RE US Development, LLC and Merricourt Power Partners, LLC.**/***

2-B	10-K/A for year ended 12/31/16	2-C	—Turnkey Engineering, Procurement and Construction Services Agreement, dated as of November 16, 2016, between Otter Tail Power Company and EDF-RE US Development, LLC.**/***
2-C	10-Q for quarter ended 6/30/19	2.1

—First Amendment to Asset Purchase Agreement and Turnkey Engineering, Procurement and Construction Services Agreement dated June 11, 2019, with EDF Renewables Development, Inc., f/k/a, EDF Renewable Development, Inc., Power Partners Midwest, LLC, EDF-RE US Development, LLC and Merricourt Power Partners, LLC.***

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

4-B-7	8-K filed 11/5/19	4.1

—Seventh Amendment to Third Amended and Restated Credit Agreement, dated as of October 31, 2019, among Otter Tail Corporation, U.S. Bank National Association, as Administrative Agent and as a Bank, Bank of America, N.A. and JPMorgan Chase Bank, N.A., each as a Co-Syndication Agent and as a Bank, KeyBank National Association, as Documentation Agent and as a Bank, and Wells Fargo Bank, National Association, as a Bank.

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

4-C-7	8-K filed 11/5/19	4.2

—Seventh Amendment to Second Amended and Restated Credit Agreement, dated as of October 31, 2019, among Otter Tail Power Company, U.S. Bank National Association, as Administrative Agent and as a Bank, Bank of America, N.A. and JPMorgan Chase Bank, N.A., each as a Co-Syndication Agent and as a Bank, KeyBank National Association, as Documentation Agent and as a Bank, CoBank, ACB, as a Co-Documentation Agent and as a Bank, and Wells Fargo Bank, National Association, as a Bank.

4-D	8-K filed 8/3/11	4.1	—Note Purchase Agreement, dated as of July 29, 2011, between Otter Tail Power Company and the Purchasers named therein.
4-E	8-K filed 8/16/13	4.1	—Note Purchase Agreement dated as of August 14, 2013 between Otter Tail Power Company and the Purchasers named therein.
4-F	8-K filed 9/27/16	4.1	—Note Purchase Agreement dated as of September 23, 2016 between Otter Tail Corporation and the Purchasers named therein.

Previously Filed
File No.	As Exhibit No.
4-G	8-K filed 11/16/17	4.1	—Note Purchase Agreement dated as of November 14, 2017 between Otter Tail Power Company and the Purchasers named therein.
4-H	8-K filed 9/16/19	4.1	—Note Purchase Agreement dated as of September 12, 2019 between Otter Tail Power Company and the Purchasers named therein.
4-I			—Description of Securities
10-A	10-K for year ended 12/31/89	10-F	—Agreement for Sharing Ownership of Generating Plant by and between the Company, Montana-Dakota Utilities Co., and Northwestern Public Service Company (dated as of January 7, 1970).
10-A-1	10-K for year ended 12/31/89	10-F-1	—Letter of Intent for purchase of share of Big Stone Plant from Northwestern Public Service Company (dated as of May 8, 1984).
10-A-2	10-K for year ended 12/31/91	10-F-2	—Supplemental Agreement No. 1 to Agreement for Sharing Ownership of Big Stone Plant (dated as of July 1, 1983).
10-A-3	10-K for year ended 12/31/91	10-F-3	—Supplemental Agreement No. 2 to Agreement for Sharing Ownership of Big Stone Plant (dated as of March 1, 1985).
10-A-4	10-K for year ended 12/31/91	10-F-4	—Supplemental Agreement No. 3 to Agreement for Sharing Ownership of Big Stone Plant (dated as of March 31, 1986).
10-A-5	10-Q for quarter ended 9/30/03	10.1	—Supplemental Agreement No. 4 to Agreement for Sharing Ownership of Big Stone Plant (dated as of April 24, 2003).
10-A-6	10-K for year ended 12/31/92	10-F-5	—Amendment I to Letter of Intent dated May 8, 1984, for purchase of share of Big Stone Plant.
10-B	10-Q for quarter ended 6/30/15	10.3

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

Previously Filed
File No.	As Exhibit No.
10-D-1	8-K filed 1/31/14	10.1

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

10-E	10-Q/A for quarter ended 6/30/13	10.1	—Wind Energy Purchase Agreement dated May 9, 2013 between Otter Tail Power Company and Ashtabula Wind III, LLC.**
10-F-1	10-K for year ended 12/31/02	10-N-1	—Deferred Compensation Plan for Directors, as amended.*
10-F-1a	10-K for year ended 12/31/10	10-N-1A	—First Amendment of Deferred Compensation Plan for Directors (2003 Restatement), as amended.*
10-F-1b	8-K filed 4/17/14	10.5	—Second Amendment of Deferred Compensation Plan for Directors (2003 Restatement), as amended.*
10-F-2	8-K filed 12/27/19	10.1	—Executive Survivor and Supplemental Retirement Plan (2020 Restatement).*
10-F-3	10-Q for quarter ended 9/30/11	10.1	—Nonqualified Retirement Plan (2011 Restatement).*
10-F-4	10-Q for quarter ended 9/30/16	10.1	—1999 Employee Stock Purchase Plan, As Amended (2016).
10-F-5	8-K filed 4/13/06	10.4	—1999 Stock Incentive Plan, As Amended (2006).*
10-F-6	10-K for year ended 12/31/13	10-O-12	—2014 Executive Annual Incentive Plan.*
10-F-7	333-195337	4.1	—Otter Tail Corporation 2014 Stock Incentive Plan.*
10-F-8	10-K for year ended 12/31/16	10-J-14	—Summary of Non-Employee Director Compensation (2016).*
10-F-9	8-K filed 2/11/15	10.3	—Form of Restricted Stock Unit Award Agreement (Executives).*
10-F-10	8-K filed 2/11/15	10.4	—Form of Restricted Stock Unit Award Agreement (Legacy).*
10-F-11	8-K filed 4/15/15	10.2	—Form of Restricted Stock Award Agreement for Directors.*
10-F-12	8-K filed 2/11/15	10.5	—Otter Tail Corporation Executive Restoration Plus Plan, as Amended and Restated.*
10-F-12a	10-K for year ended 12/31/17	10-F-18a	—First Amendment of Otter Tail Corporation Executive Restoration Plus Plan.*
10-F-13	10-K for year ended 12/31/17	10-F-19	—Summary of Non-Employee Director Compensation (2018).*
10-F-14	10-Q for quarter ended 03/31/18	10.1	—Form of 2018 Performance Award Agreement (Executives).*
10-F-15	10-Q for quarter ended 03/31/18	10.2	—Form of 2018 Performance Award Agreement (Legacy).*
10-F-16	10-K for year ended 12/31/18	10-F-18	—Form of 2018 Restricted Stock Award Agreement for Directors.*
10-F-17	10-K for year ended 12/31/18	10-F-19	—Summary of Non-Employee Director Compensation (2019).*
10-G	8-K filed 11/8/19	1.1	—Distribution Agreement dated November 8, 2019, between Otter Tail Corporation and KeyBanc Capital Markets Inc.

Previously Filed
File No.	As Exhibit No.
10-H	10-K for year ended 12/31/12	10-O-1	—Executive Employment Agreement, Kevin Moug.*
10-I-1	10-K for year ended 12/31/10	10-Q-3	—Change in Control Severance Agreement, Kevin G. Moug.*
10-I-2	10-K for year ended 12/31/11	10-Q-5	—Change in Control Severance Agreement, Chuck MacFarlane.*
10-I-3	10-Q for quarter ended 9/30/14	10.3	—Change in Control Severance Agreement, Timothy Rogelstad.*
10-I-4	10-Q for quarter ended 9/30/14	10.6	—Change in Control Severance Agreement, Paul Knutson.*
10-I-5	10-K for year ended 12/31/15	10-R-6	—Change in Control Severance Agreement, John Abbott.*
10-I-6	10-K for year ended 12/31/17	10-I-7	—Change in Control Severance Agreement, Jennifer Smestad.*
10-J	10-K for year ended 12/31/17	10-J	—Otter Tail Corporation Executive Severance Plan.*
21-A			—Subsidiaries of Registrant.
23-A			—Consent of Deloitte & Touche LLP.
24-A			—Power of Attorney.
31.1			—Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2			—Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1			—Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2			—Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH			—Inline XBRL Taxonomy Extension Schema Document.
101.CAL			—Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB			—Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE			—Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF			—Inline XBRL Taxonomy Extension Definition Linkbase Document.
104			—Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Management contract, compensatory plan or arrangement required to be filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.

**Confidential information has been omitted from this Exhibit and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2.

***Certain information has been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish copies of any of the omitted schedules and exhibits to the Securities and Exchange Commission upon request.

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

Dated: February 20, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature and Title

Charles S. MacFarlane	)
President and Chief Executive Officer	)
(principal executive officer) and Director	)
)
Kevin G. Moug	)
Chief Financial Officer and Senior Vice President	)
(principal financial and accounting officer))
	)	By	/s/ Charles S. MacFarlane
Nathan I. Partain	)		Charles S. MacFarlane
Chairman of the Board and Director	)		Pro Se and Attorney-in-Fact
	)		Dated February 20, 2020
Karen M. Bohn, Director	)
)
John D. Erickson, Director	)
)
Steven L. Fritze, Director	)
)
Kathryn O. Johnson, Director	)
)
Timothy J. O’Keefe, Director	)
)
James B. Stake, Director	)
)
Thomas J. Webb, Director	)

132