Form 10-Q
period 2020-03-31
Otter Tail Corp
filed 2020-05-08
CIK 1466593

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	March 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission file number	0-53713

OTTER TAIL CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota	27-0383995
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

215 South Cascade Street, Box 496, Fergus Falls, Minnesota	56538-0496
(Address of principal executive offices)	(Zip Code)

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

Yes ☐    No ☑

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:

April 30, 2020 – 40,416,779 Common Shares ($5 par value)

OTTER TAIL CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. financial statements

Otter Tail Corporation
Consolidated Balance Sheets
(not audited)

(in thousands)	March 31, 2020	December 31, 2019

Assets

Current Assets
Cash and Cash Equivalents	$7,884	$21,199
Accounts Receivable:
Trade—Net	96,158	77,947
Other	7,228	8,773
Inventories	98,152	97,851
Unbilled Receivables	19,057	20,911
Income Taxes Receivable	-	1,487
Regulatory Assets	20,358	21,650
Other	7,347	5,042
Total Current Assets	256,184	254,860

Investments	9,462	9,894
Other Assets	38,252	40,196
Goodwill	37,572	37,572
Other Intangibles—Net	10,993	11,290
Regulatory Assets	142,734	144,138

Right of Use Assets - Operating Leases	21,433	21,851

Plant
Electric Plant in Service	2,211,880	2,212,884
Nonelectric Operations	251,804	247,356
Construction Work in Progress	234,025	185,238
Total Gross Plant	2,697,709	2,645,478
Less Accumulated Depreciation and Amortization	908,337	891,684
Net Plant	1,789,372	1,753,794

Total Assets	$2,306,002	$2,273,595

See accompanying condensed notes to consolidated financial statements.

Otter Tail Corporation
Consolidated Balance Sheets
(not audited)

(in thousands, except share data)	March 31, 2020	December 31, 2019

Liabilities and Equity

Current Liabilities
Short-Term Debt	$19,893	$6,000
Current Maturities of Long-Term Debt	306	183
Accounts Payable	99,501	120,775
Accrued Salaries and Wages	14,889	22,730
Accrued Taxes	18,234	17,525
Regulatory Liabilities	9,804	7,480
Current Operating Lease Liabilities	4,197	4,136
Other Accrued Liabilities	8,864	10,912
Total Current Liabilities	175,688	189,741

Pensions Benefit Liability	87,214	98,970
Other Postretirement Benefits Liability	71,580	71,437
Long-Term Operating Lease Liabilities	17,755	18,193
Other Noncurrent Liabilities	30,912	30,833

Commitments and Contingencies (note 9)

Deferred Credits
Deferred Income Taxes	137,816	131,941
Deferred Tax Credits	18,297	18,626
Regulatory Liabilities	239,108	239,906
Other	3,295	2,885
Total Deferred Credits	398,516	393,358

Capitalization
Long-Term Debt—Net	724,318	689,581

Cumulative Preferred Shares – Authorized 1,500,000 Shares Without Par Value; Outstanding – None	-	-

Cumulative Preference Shares – Authorized 1,000,000 Shares Without Par Value; Outstanding – None	-	-

Common Shares, Par Value $5 Per Share—Authorized, 50,000,000 Shares; Outstanding, 2020—40,376,448 Shares; 2019—40,157,591 Shares	201,882	200,788
Premium on Common Shares	372,669	364,790
Retained Earnings	231,702	222,341
Accumulated Other Comprehensive Loss	(6,234)	(6,437)
Total Common Equity	800,019	781,482
Total Capitalization	1,524,337	1,471,063
Total Liabilities and Equity	$2,306,002	$2,273,595

See accompanying condensed notes to consolidated financial statements.

Otter Tail Corporation
Consolidated Statements of Income
(not audited)

	Three Months Ended March 31,
(in thousands, except share and per-share amounts)	2020	2019

Operating Revenues
Electric:
Revenues from Contracts with Customers	$119,957	$129,144
Changes in Accrued Revenues under Alternative Revenue Programs	(87)	(1,049)
Total Electric Revenues	119,870	128,095
Product Sales from Contracts with Customers	114,877	117,877
Total Operating Revenues	234,747	245,972

Operating Expenses
Production Fuel – Electric	13,735	18,920
Purchased Power – Electric System Use	18,830	21,952
Electric Operation and Maintenance Expenses	40,615	38,382
Cost of Products Sold (depreciation included below)	85,879	90,582
Other Nonelectric Expenses	11,900	13,477
Depreciation and Amortization	20,399	19,131
Property Taxes – Electric	4,100	3,959
Total Operating Expenses	195,458	206,403

Operating Income	39,289	39,569

Interest Charges	8,123	7,826
Nonservice Cost Components of Postretirement Benefits	871	1,035
Other (Loss) Income	(389)	1,244
Income Before Income Taxes	29,906	31,952
Income Tax Expense	5,638	5,628
Net Income	$24,268	$26,324

Average Number of Common Shares Outstanding—Basic	40,217,141	39,657,321
Average Number of Common Shares Outstanding—Diluted	40,444,336	39,903,165

Basic Earnings Per Common Share	$0.60	$0.66

Diluted Earnings Per Common Share	$0.60	$0.66

See accompanying condensed notes to consolidated financial statements.

Otter Tail Corporation
Consolidated Statements of Comprehensive Income
(not audited)

	Three Months Ended March 31,
(in thousands)	2020	2019
Net Income	$24,268	$26,324
Other Comprehensive Income:
Unrealized Gains on Available-for-Sale Securities:
Reversal of Previously Recognized Losses on Available for Sale Securities Included in Other Income During Period	2	-
Unrealized Gains Arising During Period	126	91
Income Tax Expense	(27)	(19)
Change in Unrealized Gains on Available-for-Sale Securities – net-of-tax	101	72
Pension and Postretirement Benefit Plans:
Amortization of Unrecognized Postretirement Benefit Losses and Costs (note 11)	138	130
Income Tax Expense	(36)	(34)
Pension and Postretirement Benefit Plans – net-of-tax	102	96
Total Other Comprehensive Income	203	168
Total Comprehensive Income	$24,471	$26,492

See accompanying condensed notes to consolidated financial statements.

Otter Tail Corporation
Consolidated Statements of Common Shareholders’ Equity
For the Three-Month Periods Ended March 31, 2020 and 2019
(not audited)

(in thousands, except common shares outstanding)	Common Shares Outstanding	Par Value, Common Shares	Premium on Common Shares	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Common Equity
Balance, December 31, 2019	40,157,591	$200,788	$364,790	$222,341	$(6,437)	$781,482
Common Stock Issuances, Net of Expenses	257,074	1,285	6,990			8,275
Common Stock Retirements	(38,217)	(191)	(1,881)			(2,072)
Net Income				24,268		24,268
Other Comprehensive Income					203	203
Employee Stock Incentive Plan Expense			2,770			2,770
Common Dividends ($0.37 per share)				(14,907)		(14,907)
Balance, March 31, 2020	40,376,448	$201,882	$372,669	$231,702	$(6,234)	$800,019

Balance, December 31, 2018	39,664,884	$198,324	$344,250	$190,433	$(4,144)	$728,863
Common Stock Issuances, Net of Expenses	120,048	601	(601)			-
Common Stock Retirements	(55,224)	(276)	(2,454)			(2,730)
Net Income				26,324		26,324
Other Comprehensive Income					168	168
ASU 2018-02 2017 TCJA Stranded Tax Transfer				784	(784)	-
Employee Stock Incentive Plan Expense			1,796			1,796
Common Dividends ($0.35 per share)				(13,922)		(13,922)
Balance, March 31, 2019	39,729,708	$198,649	$342,991	$203,619	$(4,760)	$740,499

Otter Tail Corporation
Consolidated Statements of Cash Flows
(not audited)

	Three Months Ended March 31,
(in thousands)	2020	2019
Operating Activities
Net Income	$24,268	$26,324
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	20,399	19,131
Deferred Tax Credits	(329)	(337)
Deferred Income Taxes	5,812	835
Change in Deferred Debits and Other Assets	5,087	1,464
Discretionary Contribution to Pension Plan	(11,200)	(10,000)
Change in Noncurrent Liabilities and Deferred Credits	860	8,787
Allowance for Equity/Other Funds Used During Construction	(791)	(330)
Stock Compensation Expense	2,770	1,796
Other—Net	46	375
Cash (Used for) Provided by Current Assets and Current Liabilities:
Change in Receivables	(16,666)	(37,086)
Change in Inventories	(301)	(462)
Change in Other Current Assets	(447)	128
Change in Payables and Other Current Liabilities	(7,690)	4,088
Change in Interest and Income Taxes Receivable/Payable	(41)	2,437
Net Cash Provided by Operating Activities	21,777	17,150
Investing Activities
Capital Expenditures	(75,059)	(24,687)
Proceeds from Disposal of Noncurrent Assets	2,487	509
Cash Used for Investments and Other Assets	(2,487)	(1,258)
Net Cash Used in Investing Activities	(75,059)	(25,436)
Financing Activities
Change in Checks Written in Excess of Cash	-	8
Net Short-Term Borrowings	13,893	25,002
Proceeds from Issuance of Common Stock	8,399	-
Common Stock Issuance Expenses	(124)	-
Payments for Shares Withheld for Employee Tax Obligations	(2,072)	(2,730)
Proceeds from Issuance of Long-Term Debt	35,000	-
Short-Term and Long-Term Debt Issuance Expenses	(177)	-
Payments for Retirement of Long-Term Debt	(45)	(42)
Dividends Paid	(14,907)	(13,922)
Net Cash Provided by Financing Activities	39,967	8,316
Net Change in Cash and Cash Equivalents	(13,315)	30
Cash and Cash Equivalents at Beginning of Period	21,199	861
Cash and Cash Equivalents at End of Period	$7,884	$891

See accompanying condensed notes to consolidated financial statements.

OTTER TAIL CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(not audited)

In the opinion of management, Otter Tail Corporation (the Company) has included all adjustments (including normal recurring accruals) necessary for a fair presentation of the consolidated financial statements for the periods presented. The consolidated financial statements and condensed notes thereto should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019. Because of the coronavirus (COVID-19) outbreak, the seasonality of our businesses and other factors, the earnings for the three months ended March 31, 2020 should not be taken as an indication of earnings for all or any part of the balance of the year.

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

In addition to recognizing revenue from contracts with customers under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers (ASC 606), the Company also records adjustments to Electric segment revenues for amounts subject to future collection under alternative revenue programs (ARPs) as defined in ASC Topic 980, Regulated Operations (ASC 980). The ARP revenue adjustments are recorded on the basis of recoverable costs incurred and returns earned under rate riders on a separate line on the face of the Company’s consolidated statements of income as they do not meet the criteria to be classified as revenue from contracts with customers.

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

OTP has recovered costs and earned incentives or returns on investments subject to recovery under several ARP rate riders, including:

●	In Minnesota: Transmission Cost Recovery (TCR), Environmental Cost Recovery (ECR), Renewable Resource Adjustment (RRA), Energy Intensive Trade Exposed and Conservation Improvement Program riders.
●	In North Dakota: TCR, ECR, Renewable Resource Cost Recovery and Generation Cost Recovery (GCR) riders.
●	In South Dakota: TCR, ECR, Phase-in Rate Plan and Energy Efficiency Plan (conservation) riders.

OTP accrues ARP revenue on the basis of costs incurred, investments made and returns on those investments that qualify for recovery through established riders. Amounts billed under riders in effect at the time of the billing are included in revenues from contracts with customers net of amounts billed that are subject to refund through future rider adjustments. Amounts accrued and subject to recovery through future rider rate updates and adjustments are reported as changes in accrued revenues under ARPs on a separate line in the revenue section of the Company’s consolidated statement of income. See table in note 3 for total revenues billed and accrued under ARP riders for the three-month periods ended March 31, 2020 and 2019.

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

See operating revenue table in note 2 for a disaggregation of the Company’s revenues by business segment for the three-month periods ended March 31, 2020 and 2019.

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

The following tables present, for each of the hierarchy levels, the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019:

March 31, 2020 (in thousands)	Level 1	Level 2	Level 3
Assets:
Investments:
Equity Funds – Held by Captive Insurance Company	$1,130
Corporate Debt Securities – Held by Captive Insurance Company		$2,842
Government-Backed and Government-Sponsored Enterprises’ Debt Securities – Held by Captive Insurance Company		5,379
Other Assets:
Money Market and Mutual Funds –Retirement Plans	2,526
Total Assets	$3,656	$8,221

December 31, 2019 (in thousands)	Level 1	Level 2	Level 3
Assets:
Investments:
Equity Funds – Held by Captive Insurance Company	$1,586
Corporate Debt Securities – Held by Captive Insurance Company		$2,124
Government-Backed and Government-Sponsored Enterprises’ Debt Securities – Held by Captive Insurance Company		6,060
Other Assets:
Money Market and Mutual Funds –Retirement Plans	2,363
Total Assets	$3,949	$8,184

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

If the LSA terminates prior to the expiration of its term or the production period terminates prior to December 31, 2040 and the Coyote Station owners purchase all of the outstanding membership interests of CCMC, the owners will satisfy (or if permitted by CCMC’s applicable lender assume) all of CCMC’s obligations owed to CCMC’s lenders under its loans and leases. The Coyote Station owners have limited rights to assign their rights and obligations under the LSA without the consent of CCMC’s lenders during any period in which CCMC’s obligations to its lenders remain outstanding. In the event the contract is terminated prior to the end of the term due to certain events, OTP’s maximum exposure to additional costs, as a result of its involvement with CCMC, and potential impairment loss if recovery of those costs is denied by regulatory authorities, could be as high as $49.6 million, OTP’s 35% share of CCMC’s unrecovered costs as of March 31, 2020.

Inventories

Inventories, valued at the lower of cost or net realizable value, consist of the following:

	March 31,	December 31,
(in thousands)	2020	2019
Finished Goods	$29,996	$31,863
Work in Process	15,811	16,508
Raw Material, Fuel and Supplies	52,345	49,480
Total Inventories	$98,152	$97,851

Intangible Assets

Intangible assets with finite lives are amortized over their estimated useful lives and reviewed for impairment in accordance with requirements under ASC Topic 360-10-35, Property, Plant, and Equipment—Overall—Subsequent Measurement.

The following table summarizes the components of the Company’s intangible assets at March 31, 2020 and December 31, 2019:

March 31, 2020 (in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Amortization Periods (months)
Amortizable Intangible Assets:
Customer Relationships	$22,491	$11,543	$10,948	85	-	185
Other	179	134	45	5	-	42
Total	$22,670	$11,677	$10,993

December 31, 2019 (in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Amortization Periods (months)
Amortizable Intangible Assets:
Customer Relationships	$22,491	$11,259	$11,232	88	-	188
Other	179	121	58	8	-	45
Total	$22,670	$11,380	$11,290

The amortization expense for these intangible assets was:

	Three Months Ended
	March 31,
(in thousands)	2020	2019
Amortization Expense – Intangible Assets	$296	$296

The estimated annual amortization expense for these intangible assets for the next five years is:

(in thousands)	2020	2021	2022	2023	2024
Estimated Amortization Expense – Intangible Assets	$1,140	$1,105	$1,105	$1,104	$1,099

Supplemental Disclosures of Cash Flow Information

	As of March 31,
(in thousands)	2020	2019
Noncash Investing Activities:
Transactions Related to Capital Additions not Settled in Cash	$16,193	$4,338

New Accounting Standards Adopted

ASU 2016-13—In June 2016 the FASB issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments—Credit Losses (Topic 326) (ASC 326), which changes how entities account for credit losses on receivables and certain other assets effective for interim and annual periods beginning on or after December 31, 2019. The guidance requires use of a current expected credit loss model, which may result in earlier recognition of credit losses than under previous accounting standards. The Company adopted ASC 326 in the first quarter of 2020. Adoption of the new standard did not have a material impact on the Company’s consolidated financial statements and the Company did not record a cumulative effect adjustment to retained earnings on adoption.

Accounting Policy

Trade account and unbilled receivables reflected in the Company’s consolidated balance sheets represent the net amounts expected to be collected. An allowance for credit losses is established based on expected losses. Expected losses are estimated by reviewing individual accounts, considering aging, financial condition of the debtor for certain accounts, recent payment history, current and forecasted economic conditions and other relevant factors.

Allowance for Credit Losses

Following is a summary of activity in allowances for credit losses on trade and unbilled accounts receivable across the Company:

	Three Months Ended
	March 31,
(in thousands)	2020	2019
Beginning Balance	$1,339	$1,407
Additions Charged to Expense (net of recoveries)	635	247
Reductions for Amounts Written Off	(293)	(121)
Ending Balance	$1,681	$1,533

ASU 2018-15—In August 2018 the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40), which amends ASC 350-40, Internal-Use Software, to address a customer's accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. The amendments in ASU 2018-15 align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). Accordingly, the amendments in ASU 2018-15 require an entity (customer) in a hosting arrangement that is a service contract to follow the guidance in ASC 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. The amendments in ASU 2018-15 also require the entity to present the expense related to the capitalized implementation costs in the same line item in the statement of income as the fees associated with the hosting element (service) of the arrangement and classify payments for capitalized implementation costs in the statement of cash flows in the same manner as payments made for fees associated with the hosting element. The entity is also required to present the capitalized implementation costs in the statement of financial position in the same line item that a prepayment for the fees of the associated hosting arrangement would be presented. The amendments in ASU 2018-15 were effective for interim and annual periods beginning on or after December 15, 2019 with early adoption permitted in any interim period. The Company adopted the amendments in ASU 2018-15 in the first quarter of 2020. There was no impact to its consolidated financial statements on adoption, but the Company will begin capitalizing implementation costs incurred in cloud computing arrangements post-adoption.

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

All of the Company’s long-lived assets are within the United States and 99.1% and 99.0% of its operating revenues for the respective three-month periods ended March 31, 2020 and 2019 came from sales within the United States.

The Company evaluates the performance of its business segments and allocates resources to them based on earnings contribution and return on total invested capital. Information for the business segments for the three months ended March 31, 2020 and 2019 and total assets by business segment as of March 31, 2020 and December 31, 2019 are presented in the following tables:

Operating Revenue

	Three Months Ended
	March 31,
(in thousands)	2020	2019
Electric Segment:
Retail Sales Revenue from Contracts with Customers	$106,690	$114,955
Changes in Accrued ARP Revenues	(87)	(1,049)
Total Retail Sales Revenue	106,603	113,906
Transmission Services Revenue	10,841	10,862
Wholesale Revenues – Company Generation	876	1,527
Other Revenues	1,556	1,814
Total Electric Segment Revenues	119,876	128,109
Manufacturing Segment:
Metal Parts and Tooling	57,211	66,724
Plastic Products and Tooling	9,883	9,045
Other	1,385	2,053
Total Manufacturing Segment Revenues	68,479	77,822
Plastics Segment – Sale of PVC Pipe Products	46,397	40,058
Intersegment Eliminations	(5)	(17)
Total	$234,747	$245,972

Interest Charges

	Three Months Ended
	March 31,
(in thousands)	2020	2019
Electric	$7,384	$6,641
Manufacturing	554	584
Plastics	148	149
Corporate and Intersegment Eliminations	37	452
Total	$8,123	$7,826

Income Taxes

	Three Months Ended
	March 31,
(in thousands)	2020	2019
Electric	$3,620	$4,771
Manufacturing	1,461	1,454
Plastics	1,917	1,329
Corporate	(1,360)	(1,926)
Total	$5,638	$5,628

Net Income (Loss)

	Three Months Ended
	March 31,
(in thousands)	2020	2019
Electric	$16,182	$18,700
Manufacturing	4,927	4,842
Plastics	5,449	3,729
Corporate	(2,290)	(947)
Total	$24,268	$26,324

Identifiable Assets

	March 31,	December 31,
(in thousands)	2020	2019
Electric	$1,955,465	$1,931,525
Manufacturing	201,892	195,742
Plastics	102,654	92,049
Corporate	45,991	54,279
Total	$2,306,002	$2,273,595

3. Rate and Regulatory Matters

Below are descriptions of OTP’s major capital expenditure projects that are expected to have a significant impact on OTP’s revenue requirements, rates and alternative revenue recovery mechanisms, followed by summaries of specific electric rate or rider proceedings with the Minnesota Public Utilities Commission (MPUC), the North Dakota Public Service Commission (NDPSC), the South Dakota Public Utilities Commission (SDPUC) and the FERC, impacting OTP’s revenues in 2020 and 2019.

Major Capital Expenditure Projects

Merricourt Wind Energy Center (Merricourt)—On November 16, 2016 OTP entered into an Asset Purchase Agreement (the Purchase Agreement) with EDF Renewable Development, Inc. and certain of its affiliated companies (collectively, EDF) to purchase the development assets and assume certain specified liabilities associated with Merricourt, a 150-megawatt (MW) wind farm in southeastern North Dakota, for a purchase price of approximately $34.7 million, subject to adjustments for interconnection costs. Also on November 16, 2016, OTP entered into a Turnkey Engineering, Procurement and Construction Services Agreement (the TEPC Agreement) with EDF-RE US Development, LLC (EDF-USD) pursuant to which EDF-USD will develop, design, procure, construct, interconnect, test and commission the wind farm with a targeted completion date in 2020 for consideration of approximately $200.5 million, subject to certain adjustments, payable following the closing of the Purchase Agreement in installments in connection with certain project construction milestones. In connection with action by the FERC, OTP and EDF-US agreed, in the First Amendment to the Purchase Agreement and the TEPC Agreement dated June 11, 2019, to change the purchase price to $37.7 million and to make a related reallocation of responsibility for interconnection costs and liabilities. On July 16, 2019 OTP closed on the purchase of substantially all of the development assets and assumed certain specified liabilities from EDF related to Merricourt pursuant to the Purchase Agreement, as amended, for a purchase price of approximately $37.7 million, subject to certain adjustments, and issued the notice to EDF-USD to begin construction in August 2019. The agreements contain customary representations, warranties, covenants and indemnities for this type of transaction. The Merricourt generator interconnection agreement with MISO was approved by the FERC in April 2019.

With the NDPSC’s March 18, 2020 approval of OTP’s annual update to its North Dakota Renewable Resource Cost Recovery rider, OTP is now earning a return in all three states served by OTP on amounts invested in Merricourt while the project is under construction. Returns are recovered in Minnesota under the Renewable Resource Adjustment rider and in South Dakota under the Phase-In Rate Plan rider. As of March 31, 2020, OTP had capitalized approximately $95.8 million in project costs and allowance for funds used during construction (AFUDC) associated with Merricourt. OTP has received Notices of Force Majeure from EDF-USD claiming a delay of production and project completion due to COVID-19 impacts. While details regarding this claim and the related impact to the project schedule are not yet finalized, OTP has adjusted its expectation for completion and currently expects Merricourt to be completed before December 31, 2020. If not completed by December 31, 2020, OTP risks the potential loss of federal production tax credits (PTCs).

Astoria Station—OTP is constructing this 245 MW simple-cycle natural gas-fired combustion turbine generation facility near Astoria, South Dakota as part of its plan to reliably meet customers’ electric needs, replace expiring capacity purchase agreements and prepare for the planned retirement of its Hoot Lake Plant in 2021. A final order granting an Advanced Determination of Prudence for Astoria Station was issued by the NDPSC on November 3, 2017, subject to certain qualifications and compliance obligations. On August 3, 2018 the SDPUC issued an order granting a site permit for Astoria Station. In a September 26, 2018 hearing the NDPSC established a GCR rider for future recovery of costs incurred for Astoria Station. On March 6, 2019 the SDPUC issued an order approving a settlement that allows a phase-in rider which includes recovery of Astoria Station costs. The interconnection agreement for Astoria Station was executed by MISO in December 2018 and accepted by the FERC in January 2019. Site preparation and excavation began in May 2019, and construction is occurring on the site. As of March 31, 2020, OTP had capitalized approximately $78.0 million in project costs and AFUDC associated with Astoria Station. OTP currently expects this project will be completed in late 2020 or early 2021.

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

North Dakota—On March 23, 2018 OTP made a supplemental filing to its initial request for a rate review, reducing its request for an annual revenue increase from $13.1 million to $7.1 million, a 4.8% annual increase. The $6.0 million decrease included $4.8 million related to tax reform and $1.2 million related to other updates.

In a September 26, 2018 hearing the NDPSC approved an overall annual revenue increase of $4.6 million (3.1%) and a ROE of 9.77% on a 52.5% equity capital structure. The NDPSC’s approval established a GCR rider for future recovery of costs incurred for Astoria Station. The net revenue increase reflected a reduction in income tax recovery requirements related to the 2017 Tax Cuts and Jobs Act (TCJA) and decreases in rider revenue recovery requirements. Final rates were effective February 1, 2019, with refunds of excess revenues collected under interim rates applied to customers’ April 2019 bills, including $0.8 million for amounts collected reflecting the higher tax rates under interim rates in effect in January and February 2018.

South Dakota—On April 20, 2018 OTP filed a request with the SDPUC to increase non-fuel rates in South Dakota by approximately $3.3 million annually, or 10.1%, as the first step in a two-step request. Interim rates were effective October 18, 2018. The second step in the request was an additional 1.7% revenue increase to recover costs for Merricourt when the wind generation facility goes into service. The SDPUC approved a partial settlement on March 1, 2019 on all issues of the rate case except ROE. The partial settlement included approval of a phase-in plan to provide for a return on amounts invested in Astoria Station and Merricourt, which addressed the second step of the request for increased rates in South Dakota. The partial settlement also included a moratorium on filing another general rate case in South Dakota until the new generation projects have been in service for a year. The partial settlement also allowed OTP to retain the impact of lower tax rates related to the TCJA from January 1, 2018 through October 17, 2018 resulting in the reversal of an accrued refund liability and recognition of $1.0 million in revenue in the first quarter of 2019. The SDPUC approved the ROE portion of the rate case on May 14, 2019 and pursuant to the SDPUC’s May 30, 2019 order, OTP’s allowed ROE was set at 8.75%, resulting in an annual revenue increase of approximately $2.2 million. Final rates went into effect August 1, 2019. An interim rate refund for the lower ROE going back to October 18, 2018 was applied to South Dakota customers’ October 2019 bills.

On July 9, 2019 the SDPUC approved a stipulation agreement entered into by OTP with SDPUC staff. The revenue requirement stated in the SDPUC’s final order dated May 30, 2019 understated the amount of OTP's South Dakota share of electric transmission plant in service, resulting in an annual revenue requirement shortfall of approximately $341,000. To address the shortfall, the parties agreed that OTP would file an update to its South Dakota TCR rider. OTP was authorized full recovery of the transmission rate base correction reflected in the TCR rider tracker beginning as of the first date of interim rates, October 18, 2018, with the TCR rider rate update going into effect on October 1, 2019.

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

Rate Riders

In addition to general rates, OTP has several rate riders in place in each of its state jurisdictional service areas. These rate riders are designed to recover expenses, costs and returns on rate base investments not currently being recovered in base, or general, rates. In addition to fuel cost recovery riders in each state, OTP has recovered costs and earned incentives or returns on investments subject to recovery under several rate riders, including:

●	In Minnesota: Transmission Cost Recovery (TCR), Environmental Cost Recovery (ECR), Renewable Resource Adjustment (RRA), Energy Intensive Trade Exposed and Conservation Improvement Program riders.
●	In North Dakota: TCR, ECR, Renewable Resource Cost Recovery and Generation Cost Recovery (GCR) riders.
●	In South Dakota: TCR, ECR, Phase-in Rate Plan and Energy Efficiency Plan (conservation) riders.

Following is a brief summary of recent proceedings of riders in place in each state served by OTP, followed by tables showing revenues recorded under rate riders for the three-month periods ended March 31, 2020 and March 31, 2019 and a listing of rate rider updates impacting revenues in 2020 and 2019. Additional information and background on these rate riders is provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Minnesota

Minnesota Conservation Improvement Programs (MNCIP)—On May 1, 2020 OTP filed a request for approval of its 2019 energy savings, recovery of $2.7 million in accrued financial incentives and recovery of 2019 program costs not included in base rates.

Transmission Cost Recovery Rider—In OTP’s 2016 general rate case order issued on May 1, 2017, the MPUC ordered OTP to include, in the TCR rider retail rate base, Minnesota’s jurisdictional share of OTP’s investment in the Big Stone South–Brookings and Big Stone South–Ellendale Multi-Value Projects (MVPs) and all revenues received from other utilities under MISO’s tariffed rates as a credit in its TCR revenue requirement calculations. In doing so, the MPUC’s order diverted interstate wholesale revenues that have been approved by the FERC to offset FERC-approved expenses, effectively reducing OTP’s recovery of those FERC-approved expense levels. The MPUC-ordered treatment resulted in the projects being treated as retail investments for Minnesota retail ratemaking purposes. Because the FERC’s revenue requirements and authorized returns vary from the MPUC revenue requirements and authorized returns for the project investments over the lives of the projects, the impact of this decision can vary over time and be dependent on the differences between the revenue requirements and returns in the two jurisdictions at any given time. On August 18, 2017 OTP filed an appeal of the MPUC general rate case order with the Minnesota Court of Appeals to contest the portion of the order requiring OTP to jurisdictionally allocate costs of the FERC MVP transmission projects in the TCR rider.

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

On November 30, 2018 OTP filed its annual update and supplemental filing to the Minnesota TCR rider. In this filing two scenarios were submitted based on whether the Minnesota Supreme Court affirmed the original decision by the Minnesota Court of Appeals to exclude the MVP projects from the TCR rider or overturned the Minnesota Court of Appeals decision and includes the two MVP projects in the TCR rider. In addition, on April 1, 2019, the MNDOC filed comments in OTP’s TCR rider docket, opposing OTP’s proposal for TCR rider recovery of these costs. The Minnesota Supreme Court issued its opinion on April 22, 2020, concluding that the MPUC lacked authority to amend an existing transmission cost-recovery rider approved under Minnesota state law to include the costs and revenues associated with the Big Stone South–Brookings and Big Stone South–Ellendale MVPs and affirming the decision of the Minnesota Court of Appeals. The MPUC is not expected to act on the TCR rider until additional briefing has occurred in the docket. After OTP has filed its comments in response to the Minnesota Supreme Court opinion with the MPUC and the MNDOC has filed reply comments, OTP will make a supplemental filing to the TCR docket to revise its revenue requirements under the TCR update request to exclude the MVP projects and to include additional recoverable costs incurred since the initial annual update request was filed. The estimated amount credited to Minnesota customers through the TCR rider through March 31, 2020 is approximately $2.6 million, which OTP will now seek to recover through its annual update and supplemental filing to the TCR rider.

Renewable Resource Adjustment—On June 21, 2019 OTP filed its annual update to the Minnesota RRA requesting approval for recovery of the difference in PTCs in base rates and the actual PTCs generated, as well as recovery of Merricourt. On December 19, 2019 the MPUC approved a revised request which included changes related to Merricourt capitalized costs.

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

North Dakota

Renewable Resource Adjustment—On December 31, 2019 OTP filed its annual update to the North Dakota RRA requesting approval for recovery of the difference in PTCs in base rates and the actual PTCs generated, as well as a return on Merricourt costs incurred while under construction. This update also included a credit for the remaining unrefunded credit balance in the North Dakota ECR rider tracker on November 30, 2019. On February 25, 2020 OTP filed a revised request which was approved by the NDPSC on March 18, 2020. Part of the NDPSC’s approval included adopting a levelized utilization of PTCs from the Merricourt project over the expected 25-year life of the project for rate-making purposes. PTCs on prior projects were passed back to customers through lower rates as they were generated over 10 years.

Generation Cost Recovery Rider—On May 15, 2019 the NDPSC approved OTP’s request to establish an initial GCR rider rate for recovery of OTP’s North Dakota jurisdictional share of the revenue requirements on its investment in Astoria Station, effective on bills rendered after July 1, 2019.

South Dakota

Phase-In Rate Plan Rider—On May 31, 2019 OTP petitioned the SDPUC for approval of its initial rate for the Phase-In Rate Plan Rider as described in OTP’s most recent South Dakota general rate case settlement stipulation and was approved by the SDPUC’s order in that rate case. The petition was OTP’s initial filing for the rider to recover OTP’s South Dakota share of actual and forecasted costs for Astoria Station and Merricourt, and to refund forecasted net benefits associated with additional load growth in the Lake Norden area. On August 21, 2019 the SDPUC approved OTP’s supplemental filing for its South Dakota Phase-In Rate Plan Rider effective September 1, 2019.

Revenues Recorded under Rate Riders

The following table presents revenue recorded by OTP under rate riders in place in Minnesota, North Dakota and South Dakota for the three-month periods ended March 31:

Rate Rider (in thousands)	2020	2019
Minnesota
Renewable Resource Recovery	$3,254	$1,316
Conservation Improvement Program Costs and Incentives	1,086	887
Transmission Cost Recovery	715	641
Environmental Cost Recovery	-	(1)
North Dakota
Transmission Cost Recovery	1,482	1,772
Renewable Resource Adjustment	1,129	729
Generation Cost Recovery	948	248
Environmental Cost Recovery	-	575
South Dakota
Phase-In Rate Plan	646	-
Transmission Cost Recovery	562	473
Conservation Improvement Program Costs and Incentives	344	244
Environmental Cost Recovery	-	(4)
Total	$10,166	$6,880

Rate Rider Updates

The following table provides summary information on the status of updates since January 1, 2018 for the rate riders described above:

Rate Rider	R - Request Date A - Approval Date		Effective Date Requested or Approved	Annual Revenue ($000s)	Rate
Minnesota
Conservation Improvement Program
2019 Incentive and Cost Recovery	R –	May 1, 2020	October 1, 2020	$8,247	$0.00485	/kwh
2018 Incentive and Cost Recovery	A –	December 27, 2019	January 1, 2020	$11,926	$0.00710	/kwh
2017 Incentive and Cost Recovery	A –	October 4, 2018	November 1, 2018	$10,283	$0.00600	/kwh
Transmission Cost Recovery
2018 Annual Update–Scenario A	R –	November 30, 2018	June 1, 2019	$6,475	Various
–Scenario B				$2,708	Various
2017 Rate Reset	A –	October 30, 2017	November 1, 2017	$(3,311)	Various
Environmental Cost Recovery
2018 Annual Update	A –	November 29, 2018	December 1, 2018	$-	0%	of base
Renewable Resource Adjustment
2019 Annual Update – Revised	A –	December 19, 2019	January 1, 2020	$12,506	$0.00467	/kwh
2018 Annual Update	A –	August 29, 2018	November 1, 2018	$5,886	$0.00219	/kwh
North Dakota
Renewable Resource Adjustment
2020 Annual Update	A –	March 18, 2020	April 1, 2020	$5,762	5.637%	of base
2019 Annual Update	A –	May 1, 2019	June 1, 2019	$(235)	-0.224%	of base
2018 Rate Reset for effect of TCJA	A –	February 27, 2018	March 1, 2018	$9,650	7.493%	of base
Transmission Cost Recovery
2019 Annual Update	A –	December 18, 2019	January 1, 2020	$5,739	Various
2018 Supplemental Update	A –	December 6, 2018	February 1, 2019	$4,801	Various
2018 Rate Reset for effect of TCJA	A –	February 27, 2018	March 1, 2018	$7,469	Various
Environmental Cost Recovery
2019 Update	A –	October 22, 2019	November 1, 2019	$-	0%	of base
2018 Update	A –	December 19, 2018	February 1, 2019	$(378)	-0.310%	of base
2018 Rate Reset for effect of TCJA	A –	February 27, 2018	March 1, 2018	$7,718	5.593%	of base
Generation Cost Recovery
2020 Annual Update	R –	March 2, 2020	July 1, 2020	$6,184	6.041%	of base
2019 Initial Request	A –	May 15, 2019	July 1, 2019	$2,720	2.547%	of base
South Dakota
Transmission Cost Recovery
2020 Annual Update	A –	February 19, 2020	March 1, 2020	$2,327	Various
2019 Rate Reset	A –	September 17, 2019	October 1, 2019	$2,046	Various
2019 Annual Update	A –	February 20, 2019	March 1, 2019	$1,638	Various
2018 Interim Rate Reset	A –	October 18, 2018	October 18, 2018	$1,171	Various
Environmental Cost Recovery
2018 Interim Rate Reset	A –	October 18, 2018	October 18, 2018	$(189)	-$0.00075	/kwh
Phase-In Rate Plan Recovery
2019 Initial Request	A –	August 21, 2019	September 1, 2019	$864	3.345%	of base

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

On November 21, 2019 the FERC adopted a new two-step ROE model and capital asset pricing model to determine whether a jurisdictional public utility’s rate of ROE is just and reasonable under section 206 of the Federal Power Act. Applying the new methodology in complaints against the MISO transmission owners, the FERC determined that the MISO transmission owners’ current base ROE should be 9.88%. The FERC also stated it will use ranges of presumptively just and reasonable ROEs in its analysis of whether existing ROEs have become unjust and unreasonable. This order also implemented the FERC’s new methodology in the two complaints against the MISO transmission owners’ base ROE. The order granted rehearing on the first complaint, found the existing 12.38% ROE unjust and unreasonable, and directed the MISO transmission owners to adopt a 9.88% ROE effective September 28, 2016, and to provide refunds. The order also dismissed the second complaint and found that the record in that proceeding did not support a finding that the 9.88% ROE established in the first complaint proceeding had become unjust and unreasonable.

OTP has accrued a MISO Tariff ROE refund liability of $3.0 million as of March 31, 2020. This includes provisions for:

●

a $0.2 million refund related to the first complaint as a result of reducing the reasonable ROE from 10.32%, established in the FERC’s September 28, 2016 refund order, to the newly established 9.88% ROE,

●

a $1.3 million refund for the period from September 28, 2016 through December 31, 2019 related to a reduction in the current ROE from 10.82% to 10.38% based on the newly established 9.88% reasonable ROE for the first complaint period plus the 50-point RTO adder granted by the FERC on January 5, 2015, and

●

a $1.5 million refund related to the second complaint period in response to requests for rehearing on the FERC’s decision to dismiss the second complaint based on a potential reduction in the reasonable ROE for that period from 12.38% to 9.88% plus the 50-point RTO adder.

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

	March 31, 2020			Remaining Recovery/
(in thousands)	Current	Long-Term	Total	Refund Period (months)
Regulatory Assets:
Prior Service Costs and Actuarial Losses on Pensions and Other Postretirement Benefits[1]	$9,018	$127,038	$136,056	see below
Accumulated Asset Retirement Obligation (ARO) Accretion/Depreciation Adjustment[1]	-	8,007	8,007	asset lives
Minnesota Transmission Cost Recovery Rider Accrued Revenues[2]	5,965	-	5,965	12
Conservation Improvement Program Costs and Incentives[2]	1,288	3,511	4,799	18
MISO Schedule 26/26A Transmission Cost Recovery Rider True-ups[1]	1,767	928	2,695	21
Nonservice Costs Components of Postretirement Benefits Capitalized for Ratemaking Purposes and Subject to Deferred Recovery[1]	-	1,826	1,826	asset lives
Big Stone II Unrecovered Project Costs – Minnesota[1]	724	38	762	13
Debt Reacquisition Premiums[1]	204	482	686	150
Deferred Marked-to-Market Losses[1]	557	-	557	9
Big Stone II Unrecovered Project Costs – South Dakota[1]	144	217	361	30
Minnesota Renewable Resource Rider Accrued Revenues[2]	354	-	354	12
South Dakota Deferred Rate Case Expenses Subject to Recovery[1]	138	211	349	31
North Dakota Deferred Rate Case Expenses Subject to Recovery[1]	122	213	335	33
Minnesota SPP Transmission Cost Recovery Tracker[1]	-	206	206	see below
South Dakota Phase-In Rate Plan Rider Accrued Revenues[2]	73	-	73	12
Deferred Lease Expenses[1]	-	57	57	36
Minnesota Environmental Cost Recovery Rider Accrued Revenues[2]	4	-	4	12
Total Regulatory Assets	$20,358	$142,734	$163,092
Regulatory Liabilities:
Deferred Income Taxes	$-	$140,112	$140,112	asset lives
Accumulated Reserve for Estimated Removal Costs – Net of Salvage	-	98,465	98,465	asset lives
Refundable Fuel Clause Adjustment Revenues	8,078	-	8,078	12
North Dakota Transmission Cost Recovery Rider Accrued Refund	662	-	662	12
Prior Service Costs and Actuarial Gains on Postretirement Benefits	471	-	471	12
Revenue for Rate Case Expenses Subject to Refund – Minnesota	-	460	460	see below
North Dakota Renewable Resource Recovery Rider Accrued Refund	325	-	325	12
Minnesota Energy Intensive Trade Exposed Rider Accrued Refund	201	-	201	11
South Dakota Transmission Cost Recovery Rider Accrued Refund	33	-	33	11
North Dakota Generation Cost Recovery Rider Accrued Refund	28	-	28	12
Other	6	71	77	165
Total Regulatory Liabilities	$9,804	$239,108	$248,912
Net Regulatory Asset/(Liability) Position	$10,554	$(96,374)	$(85,820)
[1]Costs subject to recovery without a rate of return. [2]Amount eligible for recovery under an alternative revenue program which includes an incentive or rate of return.

	December 31, 2019			Remaining Recovery/
(in thousands)	Current	Long-Term	Total	Refund Period (months)
Regulatory Assets:
Prior Service Costs and Actuarial Losses on Pensions and Other Postretirement Benefits[1]	$9,090	$129,102	$138,192	see below
Accumulated Asset Retirement Obligation (ARO) Accretion/Depreciation Adjustment[1]	-	7,772	7,772	asset lives
Minnesota Transmission Cost Recovery Rider Accrued Revenues[2]	4,208	-	4,208	12
Conservation Improvement Program Costs and Incentives[2]	4,024	2,844	6,868	21
MISO Schedule 26/26A Transmission Cost Recovery Rider True-ups[1]	2,033	968	3,001	24
Nonservice Costs Components of Postretirement Benefits Capitalized for Ratemaking Purposes and Subject to Deferred Recovery[1]	-	1,681	1,681	asset lives
Big Stone II Unrecovered Project Costs – Minnesota[1]	715	225	940	16
Debt Reacquisition Premiums[1]	201	548	749	153
Deferred Marked-to-Market Losses[1]	743	-	743	12
Big Stone II Unrecovered Project Costs – South Dakota[1]	144	253	397	33
Minnesota Renewable Resource Rider Accrued Revenues[2]	131	-	131	12
South Dakota Deferred Rate Case Expenses Subject to Recovery[1]	138	245	383	34
North Dakota Deferred Rate Case Expenses Subject to Recovery[1]	122	244	366	36
Minnesota SPP Transmission Cost Recovery Tracker[1]	-	202	202	see below
Deferred Lease Expenses[1]	-	54	54	39
Minnesota Environmental Cost Recovery Rider Accrued Revenues[2]	4	-	4	12
South Dakota Transmission Cost Recovery Rider Accrued Revenues[2]	97	-	97	2
Total Regulatory Assets	$21,650	$144,138	$165,788
Regulatory Liabilities:
Deferred Income Taxes	$-	$141,707	$141,707	asset lives
Accumulated Reserve for Estimated Removal Costs – Net of Salvage	-	97,726	97,726	asset lives
Refundable Fuel Clause Adjustment Revenues	3,982	-	3,982	12
North Dakota Transmission Cost Recovery Rider Accrued Refund	700	-	700	12
Prior Service Costs and Actuarial Gains on Postretirement Benefits	471	-	471	12
Revenue for Rate Case Expenses Subject to Refund – Minnesota	-	401	401	see below
North Dakota Renewable Resource Recovery Rider Accrued Refund	1,515	-	1,515	12
Minnesota Energy Intensive Trade Exposed Rider Accrued Refund	164	-	164	12
North Dakota Generation Cost Recovery Rider Accrued Refund	287	-	287	6
Other	6	72	78	168
South Dakota Phase-In Rate Plan Rider Accrued Refund	355	-	355	9
Total Regulatory Liabilities	$7,480	$239,906	$247,386
Net Regulatory Asset/(Liability) Position	$14,170	$(95,768)	$(81,598)
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

Debt Reacquisition Premiums are being recovered from OTP customers over the remaining original lives of the reacquired debt issues, the longest of which is 150 months.

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

The South Dakota Phase-In Rate Plan Rider Accrued Revenues relate to revenues earned for actual and forecasted costs for Astoria Station, Merricourt, and additional load growth that were recoverable from South Dakota customers as of the balance sheet date.

Deferred Lease Expenses: Under ASC 842 accounting rules for leases with scheduled escalating payments, rent expense is required to be recognized on a straight-line basis over the life of the lease based on the sum of those payments. Rate-regulated entities are generally only allowed to recover the amount of actual cash payments on leases and FERC accounting rules require that rent expense be recognized on the basis of cash payments. The balance in the deferred lease expense regulatory asset account represents operating lease right of use asset cumulative amortization and interest costs in excess of cumulative lease payments that are subject to recovery in future periods under regulatory accounting treatment as cash payments are rendered.

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

2020 Common Stock Activity

Following is a reconciliation of the Company’s common shares outstanding from December 31, 2019 through March 31, 2020:

Common Shares Outstanding, December 31, 2019	40,157,591
Issuances:
At-the-Market Offering	112,380
Executive Stock Performance Awards (2017 awards earned)	62,497
Automatic Dividend Reinvestment and Share Purchase Plan:
Dividends Reinvested	30,677
Cash Invested	12,772
Vesting of Restricted Stock Units	23,000
Employee Stock Purchase Plan:
Cash Invested	13,432
Dividends Reinvested	2,316
Retirements:
Shares Withheld for Individual Income Tax Requirements	(38,217)
Common Shares Outstanding, March 31, 2020	40,376,448

Earnings Per Share

The numerator used in the calculation of both basic and diluted earnings per common share is net income with no adjustments for the three-month periods ended March 31, 2020 and 2019. The denominator used in the calculation of basic earnings per common share is the weighted average number of common shares outstanding during the period excluding nonvested restricted shares granted to the Company’s directors, which are considered contingently returnable and not outstanding for the purpose of calculating basic earnings per share. The denominator used in the calculation of diluted earnings per common share is derived by adjusting basic shares outstanding for the items listed in the following reconciliation for the three-month periods ended March 31:

	2020	2019
Weighted Average Common Shares Outstanding – Basic	40,217,141	39,657,321
Plus Outstanding Share Awards net of Share Reductions for Unrecognized Stock-Based Compensation Expense and Excess Tax Benefits:
Shares Expected to be Awarded for Stock Performance Awards Granted to Executive Officers based on Measurement Period-to-Date Performance	125,637	158,159
Underlying Shares Related to Nonvested Restricted Stock Units Granted to Employees	63,897	63,398
Nonvested Restricted Shares	19,861	21,922
Shares Expected to be Issued Under the Employee Stock Purchase Plan	15,977	-
Shares Expected to be Issued Under the Deferred Compensation Program for Directors	1,823	2,365
Total Dilutive Shares	227,195	245,844
Weighted Average Common Shares Outstanding – Diluted	40,444,336	39,903,165

The effect of dilutive shares on earnings per share for the three-month periods ended March 31, 2020 and 2019, resulted in no differences greater than $0.01 between basic and diluted earnings per share in either period.

6. Share-Based Payments

Stock Incentive Awards

The following stock incentive awards were granted under the 2014 Stock Incentive Plan during the three-month period ended March 31, 2020.

Award	Grant Date	Shares/ Units Granted	Weighted Average Grant-Date Fair Value per Award	Vesting
Restricted Stock Units Granted:
To Key Management Employees	February 3, 2020	3,000	$54.0450	25% per year through February 6, 2024
To Executive Officers	February 12, 2020	15,300	$54.0607	25% per year through February 6, 2024
Stock Performance Awards Granted:
Under Executive Agreement	February 12, 2020	47,600	$47.10	December 31, 2022
Under Legacy Agreement	February 12, 2020	7,400	$52.20	December 31, 2022

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

Under the performance share awards the aggregate award for performance at target is 55,000 shares. For target performance the participants would earn an aggregate of 27,500 common shares for achieving the target set for the Company’s 3-year average adjusted ROE. The participants would also earn an aggregate of 27,500 common shares based on the Company’s total shareholder return relative to the total shareholder return of the companies that comprise the Edison Electric Institute Index over the performance measurement period of January 1, 2020 through December 31, 2022, with the beginning and ending share values based on the average closing price of a share of the Company’s common stock for the 20 trading days immediately following January 1, 2020 and the average closing price for the 20 trading days immediately preceding January 1, 2023. Actual payment may range from zero to 150% of the target amount, or up to 82,500 common shares. There are no voting or dividend rights related to these shares until the shares, if any, are issued at the end of the performance measurement period. The terms of these awards are such that the entire award will be classified and accounted for as equity, as required under ASC 718, Compensation – Stock Compensation, and will be measured over the performance period based on the grant-date fair value of the award. The grant-date fair value of each performance share award was determined using a Monte Carlo fair valuation simulation model.

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

As of March 31, 2020, the remaining unrecognized compensation expense related to outstanding, unvested stock-based compensation was approximately $4.3 million (before income taxes) which will be amortized over a weighted-average period of 2.1 years.

Amounts of compensation expense recognized under the Company’s stock-based payment programs for the three-month periods ended March 31, 2020 and 2019 are presented in the table below:

	Three months ended
	March 31,
(in thousands)	2020	2019
Stock Performance Awards Granted to Executive Officers	$1,700	$1,113
Restricted Stock Dividend Equivalent Units Granted to Executive Officers and Key Employees	679	427
Restricted Stock Granted to Directors	204	165
Restricted Stock Units Granted to Non-Executive Employees	134	91
ESPP (15% discount)	53	-
Totals	$2,770	$1,796

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

Both the Company and OTP credit agreements contain restrictions on the payment of cash dividends upon a default or event of default. An event of default would be considered to have occurred if the Company did not meet certain financial covenants. As of March 31, 2020, the Company was in compliance with these financial covenants.

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

The MPUC indirectly limits the amount of dividends OTP can pay to the Company by requiring an equity-to-total-capitalization ratio between 46.0% and 56.2% based on OTP’s 2019 capital structure petition effective by order of the MPUC on July 19, 2019. As of March 31, 2020, OTP’s equity-to-total-capitalization ratio including short-term debt was 50.9% and its net assets restricted from distribution totaled approximately $549 million. Under the 2019 capital structure petition, total capitalization for OTP cannot currently exceed $1,331,302,000.

8. Leases

No update required for interim reporting periods.

9. Commitments and Contingencies

Construction and Other Purchase Commitments

At March 31, 2020 OTP had commitments under contracts, including its share of construction program commitments and other commitments, extending into 2021 of approximately $250 million. At December 31, 2019 OTP had commitments under contracts, including its share of construction program commitments and other nonlease commitments, extending into 2021 of approximately $317 million.

On October 1, 2019 T.O. Plastics entered into a new six-year resin supply agreement that commenced on January 1, 2020. Under the new resin supply agreement, there are no minimum purchase requirements, but T.O. Plastics is required to purchase all of a specified class of regrind resin delivered by the supplier at a set price per pound. Based on current forecasted production levels, T.O. Plastics anticipates the quantity of resin delivered under the supply agreement will not exceed its requirements over the six-year term of the supply agreement or exceed the market cost of alternative sources of the resin. T.O. Plastics estimates it will pay the supplier approximately $1.9 million annually under this agreement.

Electric Utility Capacity and Energy Requirements and Coal Purchase and Delivery Contracts

OTP has commitments for the purchase of capacity and energy requirements under agreements extending into 2043. OTP also has contracts providing for the purchase and delivery of a significant portion of its current coal requirements. OTP’s current coal purchase agreements for Coyote Station expire at the end of 2040. OTP’s current coal purchase agreement for Big Stone Plant expire at the end of 2020. OTP has an agreement with Peabody COALSALES, LLC for the purchase of subbituminous coal for Big Stone Plant’s coal requirements through December 31, 2020. There is no fixed minimum purchase requirement under this agreement but all of Big Stone Plant’s coal requirements for the period covered must be purchased under this agreement. OTP has an all-requirements agreement with Navajo Transitional Energy Co. (NTEC) for the purchase of subbituminous coal for Hoot Lake Plant through December 31, 2023, with no fixed minimum purchase requirement.

OTP Land Easements

OTP has commitments to make future payments for land easements not classified as leases, extending into 2034 of approximately $10.1 million.

Contingencies

OTP had a $3.0 million refund liability on its balance sheet as of March 31, 2020. This represents its best estimate of the refund obligations that would arise net of amounts that would be subject to recovery under state jurisdictional TCR riders. This is based on the outcome of the appeals of the FERC ruling reducing the ROE component of the MISO Tariff and ordering MISO to refund amounts charged in excess of the lower rate. As discussed in note 3 in greater detail, OTP believes its estimated accrued refund liability is appropriate based on the current facts and circumstances and is awaiting results of the appeal before determining if a change in this estimate will be needed.

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

State implementation of pollution control plans to improve visibility and air quality at national parks under the EPA’s Regional Haze Rule (RHR) could require OTP to incur significant new costs, which could, dependent on determinations by state regulatory commissions on approval to recover such costs from customers, negatively impact OTP’s and the Company’s net income, financial position and cash flows. OTP understands that the North Dakota Department of Environmental Quality (NDDEQ) intends to require sources subject to RHR Round 2 reasonable progress determinations, including Coyote Station, to undertake emissions control measures that are reasonably consistent with those required of sources during Round 1. While this process is still in the early stages, if the NDDEQ maintains its initial position, OTP anticipates that significant emissions controls would be required at Coyote Station by December 31, 2028 in order to maintain compliance with the RHR. Plans are due to be submitted to the EPA by July 2021. On March 3, 2020 the NDDEQ provided initial recommendation for Round 2 Coyote Station control recommendations to the Western Regional Air Partnership. OTP expects the NDDEQ to begin drafting a state implementation plan in mid-2020. In light of the costs for such emissions control equipment, there are scenarios where it may not be economically feasible to invest in such equipment and an early retirement of the Coyote Station would therefore be necessary. The costs related to an early retirement of Coyote Station would be material to OTP and the Company and would be subject to state commission approval for recovery from customers.

Other

The Company is a party to litigation and regulatory enforcement matters arising in the normal course of business. The Company regularly analyzes current information and, as necessary, provides accruals for liabilities that are probable of occurring and that can be reasonably estimated. The Company believes the effect on its consolidated results of operations, financial position and cash flows, if any, for the disposition of all matters pending as of March 31, 2020, other than those relating to the RHR, will not be material.

10. Short-Term and Long-Term Borrowings

The following table presents the status of the Company’s lines of credit as of March 31, 2020 and December 31, 2019:

(in thousands)	Line Limit	In Use on March 31, 2020	Restricted due to Outstanding Letters of Credit	Available on March 31, 2020	Available on December 31, 2019
Otter Tail Corporation Credit Agreement	$170,000	$19,893	$-	$150,107	$164,000
OTP Credit Agreement	170,000	-	14,101	155,899	154,524
Total	$340,000	$19,893	$14,101	$306,006	$318,524

Long-Term Debt Issuances

2019 Note Purchase Agreement

On September 12, 2019, OTP entered into a Note Purchase Agreement (the 2019 Note Purchase Agreement) with the purchasers named therein (the Purchasers), pursuant to which OTP agreed to issue to the Purchasers, in a private placement transaction, $175 million aggregate principal amount of OTP’s senior unsecured notes consisting of (a) $10,000,000 aggregate principal amount of its 3.07% Series 2019A Senior Unsecured Notes due October 10, 2029 (the Series 2019A Notes), (b) $26,000,000 aggregate principal amount of its 3.52% Series 2019B Senior Unsecured Notes due October 10, 2039 (the Series 2019B Notes), (c) $64,000,000 aggregate principal amount of its 3.82% Series 2019C Senior Unsecured Notes due October 10, 2049 (the Series 2019C Notes), (d) $10,000,000 aggregate principal amount of its 3.22% Series 2020A Senior Unsecured Notes due February 25, 2030 (the Series 2020A Notes), (e) $40,000,000 aggregate principal amount of its 3.22% Series 2020B Senior Unsecured Notes due August 20, 2030 (the Series 2020B Notes), (f) $10,000,000 aggregate principal amount of its 3.62% Series 2020C Senior Unsecured Notes due February 25, 2040 (the Series 2020C Notes) and (g) $15,000,000 aggregate principal amount of its 3.92% Series 2020D Senior Unsecured Notes due February 25, 2050 (the Series 2020D Notes; and together with the Series 2019A Notes, the Series 2019B Notes, the Series 2019C Notes, the Series 2020A Notes, the Series 2020B Notes and the Series 2020C Notes, the Notes).

On February 25, 2020, OTP issued the Series 2020A Notes, the Series 2020C Notes and the Series 2020D Notes pursuant to the 2019 Note Purchase Agreement. OTP used the $35 million proceeds from the issuance to pay for capital expenditures and for other corporate purposes. The Series 2019A Notes, Series 2019B Notes and Series 2019C Notes were issued by the Company on October 10, 2019. The remaining unissued notes of the Note Purchase Agreement, Series 2020B, are expected to be issued on August 20, 2020, subject to the satisfaction of certain customary conditions to closing.

OTP may prepay all or any part of the Notes (in an amount not less than 10% of the aggregate principal amount of the Notes then outstanding in the case of a partial prepayment) at 100% of the principal amount so prepaid, together with unpaid accrued interest and a make-whole amount; provided that if no default or event of default exists under the 2019 Note Purchase Agreement, any prepayment made by OTP of all of the (a) Series 2020A Notes then outstanding on or after August 25, 2029, (b) Series 2020C Notes then outstanding on or after August 25, 2039 or (c) Series 2020D Notes then outstanding on or after August 25, 2049 will be made without any make-whole amount. The 2019 Note Purchase Agreement also requires OTP to offer to prepay all outstanding Notes at 100% of the principal amount together with unpaid accrued interest in the event of a Change of Control (as defined in the 2019 Note Purchase Agreement) of OTP.

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

The following tables provide a breakdown of the assignment of the Company’s consolidated short-term and long-term debt outstanding as of March 31, 2020 and December 31, 2019:

March 31, 2020 (in thousands)	OTP	Otter Tail Corporation	Consolidated
Short-Term Debt	$-	$19,893	$19,893
Long-Term Debt:
3.55% Guaranteed Senior Notes, due December 15, 2026		$80,000	$80,000
Senior Unsecured Notes 4.63%, Series 2011A, due December 1, 2021	$140,000		140,000
Senior Unsecured Notes 6.15%, Series 2007B, due August 20, 2022	30,000		30,000
Senior Unsecured Notes 6.37%, Series 2007C, due August 20, 2027	42,000		42,000
Senior Unsecured Notes 4.68%, Series 2013A, due February 27, 2029	60,000		60,000
Senior Unsecured Notes 3.07%, Series 2019A, due October 10, 2029[1]	10,000		10,000
Senior Unsecured Notes 3.22%, Series 2020A, due February 25, 2030	10,000		10,000
Senior Unsecured Notes 6.47%, Series 2007D, due August 20, 2037	50,000		50,000
Senior Unsecured Notes 3.52%, Series 2019B, due October 10, 2039	26,000		26,000
Senior Unsecured Notes 3.62%. Series 2020C, due February 25, 2040	10,000		10,000
Senior Unsecured Notes 5.47%, Series 2013B, due February 27, 2044	90,000		90,000
Senior Unsecured Notes 4.07%, Series 2018A, due February 7, 2048	100,000		100,000
Senior Unsecured Notes 3.82%, Series 2019C, due October 10, 2049	64,000		64,000
Senior Unsecured Notes 3.92%, Series 2020D, due February 25, 2050	15,000		15,000
PACE Note, 2.54%, due March 18, 2021		306	306
Total	$647,000	$80,306	$727,306
Less: Current Maturities net of Unamortized Debt Issuance Costs	-	306	306
Unamortized Long-Term Debt Issuance Costs	2,339	343	2,682
Total Long-Term Debt net of Unamortized Debt Issuance Costs	$644,661	$79,657	$724,318
Total Short-Term and Long-Term Debt (with current maturities)	$644,661	$99,856	$744,517
December 31, 2019 (in thousands)
Short-Term Debt	$-	$6,000	$6,000
Long-Term Debt:
3.55% Guaranteed Senior Notes, due December 15, 2026		$80,000	$80,000
Senior Unsecured Notes 4.63%, Series 2011A, due December 1, 2021	$140,000		140,000
Senior Unsecured Notes 6.15%, Series 2007B, due August 20, 2022	30,000		30,000
Senior Unsecured Notes 6.37%, Series 2007C, due August 20, 2027	42,000		42,000
Senior Unsecured Notes 4.68%, Series 2013A, due February 27, 2029	60,000		60,000
Senior Unsecured Notes 3.07%, Series 2019A, due October 10, 2029[1]	10,000		10,000
Senior Unsecured Notes 6.47%, Series 2007D, due August 20, 2037	50,000		50,000
Senior Unsecured Notes 3.52%, Series 2019B, due October 10, 2039	26,000		26,000
Senior Unsecured Notes 5.47%, Series 2013B, due February 27, 2044	90,000		90,000
Senior Unsecured Notes 4.07%, Series 2018A, due February 7, 2048	100,000		100,000
Senior Unsecured Notes 3.82%, Series 2019C, due October 10, 2049	64,000		64,000
PACE Note, 2.54%, due March 18, 2021		351	351
Total	$612,000	$80,351	$692,351
Less: Current Maturities net of Unamortized Debt Issuance Costs	-	183	183
Unamortized Long-Term Debt Issuance Costs	2,231	356	2,587
Total Long-Term Debt net of Unamortized Debt Issuance Costs	$609,769	$79,812	$689,581
Total Short-Term and Long-Term Debt (with current maturities)	$609,769	$85,995	$695,764
[1]Holder is COBANK, a cooperative lender. Interest payments are subject to cash credits which may result in a lower effective interest rate.

11. Pension Plan and Other Postretirement Benefits

Pension Plan—Components of net periodic pension benefit cost of the Company's noncontributory funded pension plan are as follows:

	Three Months Ended March 31,
(in thousands)	2020	2019
Service Cost—Benefit Earned During the Period	$1,655	$1,373
Interest Cost on Projected Benefit Obligation	3,263	3,603
Expected Return on Assets	(5,505)	(5,325)
Amortization of Prior-Service Cost:
From Regulatory Asset	-	1
From Other Comprehensive Income[1]	-	2
Amortization of Net Actuarial Loss:
From Regulatory Asset	2,231	1,163
From Other Comprehensive Income[1]	55	27
Net Periodic Pension Cost[2]	$1,699	$844
[1]Corporate cost included in nonservice cost components of postretirement benefits.
[2]Allocation of costs:
Service costs included in OTP capital expenditures	$423	$390
Service costs included in electric operation and maintenance expenses	1,192	950
Service costs included in other nonelectric expenses	40	33
Nonservice costs capitalized as regulatory assets	11	(150)
Nonservice costs included in nonservice cost components of postretirement benefits	33	(379)

Cash flows—The Company had no minimum funding requirement as of December 31, 2019 but made a discretionary plan contribution of $11.2 million in January 2020.

Executive Survivor and Supplemental Retirement Plan—Components of net periodic pension benefit cost of the Company’s unfunded, nonqualified benefit plan for executive officers and certain key management employees are as follows:

	Three Months Ended March 31,
(in thousands)	2020	2019
Service Cost—Benefit Earned During the Period	$45	$105
Interest Cost on Projected Benefit Obligation	362	434
Amortization of Prior Service Cost:
From Regulatory Asset	-	1
From Other Comprehensive Income[1]	-	4
Amortization of Net Actuarial Loss:
From Regulatory Asset	23	31
From Other Comprehensive Income[1]	86	87
Net Periodic Pension Cost[2]	$516	$662
[1]Amortization of prior service costs and net actuarial losses from other comprehensive income are included in nonservice cost components of postretirement benefits.
[2]Allocation of Costs:
Service costs included in electric operation and maintenance expenses	$-	$26
Service costs included in other nonelectric expenses	45	79
Nonservice costs included in nonservice cost components of postretirement benefits	471	557

Other Postretirement Benefits—Components of net periodic postretirement benefit cost for health insurance benefits for retired OTP and corporate employees, net of the effect of Medicare Part D Subsidy:

	Three Months Ended March 31,
(in thousands)	2020	2019
Service Cost—Benefit Earned During the Period	$462	$321
Interest Cost on Projected Benefit Obligation	598	770
Amortization of Prior-Service Cost:
From Regulatory Asset	(1,169)	-
From Other Comprehensive Income[1]	(29)	-
Amortization of Net Actuarial Loss:
From Regulatory Asset	1,051	393
From Other Comprehensive Income[1]	26	10
Net Periodic Postretirement Benefit Cost[2]	$939	$1,494
Effect of Medicare Part D Subsidy	$281	$(45)
[1]Corporate cost included in nonservice cost components of postretirement benefits.
[2]Allocation of Costs:
Service costs included in OTP capital expenditures	$118	$91
Service costs included in electric operation and maintenance expenses	333	223
Service costs included in other nonelectric expenses	11	7
Nonservice costs capitalized as regulatory assets	122	333
Nonservice costs included in nonservice cost components of postretirement benefits	355	840

12. Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash Equivalents—The carrying amount approximates fair value because of the short-term maturity of those instruments.

Short-Term Debt—The carrying amount approximates fair value because the debt obligations are short-term and the balances outstanding as of March 31, 2020 and December 31, 2019 related to the Otter Tail Corporation Credit Agreement were subject to variable interest rates of LIBOR plus 1.50%, which approximate market rates.

Long-Term Debt including Current Maturities—The fair value of the Company's and OTP’s long-term debt is estimated based on the current market indications of rates available to the Company for the issuance of debt. The fair value measurements of the Company’s long-term debt issues fall into level 2 of the fair value hierarchy set forth in ASC 820.

	March 31, 2020		December 31, 2019
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and Cash Equivalents	$7,884	$7,884	$21,199	$21,199
Short-Term Debt	(19,893)	(19,893)	(6,000)	(6,000)
Long-Term Debt including Current Maturities	(724,624)	(759,980)	(689,764)	(742,279)

13. Property, Plant and Equipment

No update required for interim reporting period.

14. Income Tax Expense

The following table provides a reconciliation of income tax expense calculated at the net composite federal and state statutory rate on income before income taxes and income tax expense reported on the Company’s consolidated statements of income for the three-month periods ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(in thousands)	2020	2019
Income Before Income Taxes	$29,906	$31,952
Tax Computed at Company’s Net Composite Federal and State Statutory Rate (26%)	7,776	8,308
Increases (Decreases) in Tax from:
Differences Reversing in Excess of Federal Rates	(1,229)	(983)
Excess Tax Deduction – Equity Method Stock Awards	(402)	(827)
Allowance for Funds Used During Construction – Equity	(312)	(86)
North Dakota Wind Tax Credit Amortization – Net of Federal Taxes	(258)	(258)
Research and Development and Other Tax Credits	(54)	(188)
Corporate Owned Life Insurance	207	(409)
Other Items – Net	(90)	71
Income Tax Expense	$5,638	$5,628
Effective Income Tax Rate	18.9%	17.6%

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

(in thousands)	2020	2019
Balance on January 1	$1,488	$1,282
Increases Related to Tax Positions for Current Year	41	38
Uncertain Positions Resolved During Year	-	-
Balance on March 31	$1,529	$1,320

The balance of unrecognized tax benefits as of March 31, 2020 would reduce the Company’s effective tax rate if recognized. The total amount of unrecognized tax benefits as of March 31, 2020 could be reduced by as much as $725,000 within the next 12 months due to expected settlement. The Company classifies interest and penalties on tax uncertainties as components of the provision for income taxes in its consolidated statement of income.

The Company and its subsidiaries file a consolidated U.S. federal income tax return and various state income tax returns. As of May 1, 2020, with limited exceptions, the Company is no longer subject to examinations by taxing authorities for tax years prior to 2016 for federal, Minnesota and North Dakota income taxes.

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations

COVID-19

Otter Tail Corporation (the Company, we, us and our) is closely monitoring the global outbreak of the novel coronavirus (COVID-19) and its impact on our businesses, employees, customers and vendors. As this crisis unfolds, we are following the directives and advice of government leaders and medical professionals and adopting strategies to help curtail the spread of the virus and mitigate its impact on our communities, employees, customers and business operations. Our Electric segment business provides a critical service to our customers and our manufacturing platform businesses provide products and support to critical infrastructure industries. All of our operating companies have been deemed critical infrastructure businesses. Accordingly, it is important we continue to operate our businesses in a manner that is safe for our employees and our customers.

Through March 31, 2020, the end of the fiscal period covered by this report on Form 10-Q, COVID-19 and the resulting economic conditions did not have a material impact on our results of operations, financial position or liquidity. We began to see a reduction in customer demand in our Manufacturing segment in late March 2020 and we have experienced significantly lower levels of customer demand for certain of our businesses following March 31, 2020 and anticipate this reduced demand will continue and that demand may possibly decline further over the near term. The risk of disruptions for our capital projects, including Merricourt and Astoria Station, is also heightened, and may result in delayed completion schedules and increased costs and the potential loss of federal production tax credits for our Merricourt project if it is not completed and in service by December 31, 2020.

Beginning in April, in response to the actual and anticipated impact of COVID-19 on our business operations, we have implemented temporary policies, including furloughs, shift reductions, pay reductions, wage and hiring freezes, travel restrictions, remote work arrangements and other cost reduction efforts to mitigate the negative impact to our financial results. We will continue to review if additional actions may be appropriate throughout the Company. A description of these actions, and the estimated financial impact of COVID-19 and other factors on our businesses for the remainder of 2020 is further discussed in the 2020 Business Outlook section below.

Financial And OTHER metrics USED IN THE FOLLOWING DISCUSSION

Heating Degree Days (HDDs) is a measure of how much (in degrees), and for how long (in days), the outside air temperature was below a certain level. This measure is commonly used in calculations relating to the energy consumption required to heat buildings.

Cooling Degree Days (CDDs) is a measure of how much (in degrees), and for how long (in days), the outside air temperature was above a certain level. This measure is commonly used in calculations relating to the energy consumption required to cool buildings.

Otter Tail Power Company (OTP) generally bases its forecasted kilowatt-hour (kwh) sales and rates on expected consumption under a normal level of HDDs and CDDs over a given period of time in its service territory. Increased or decreased levels of consumption for certain customer classifications are attributed to deviation from the norms and are a significant factor influencing consumption of electricity across our service territory. We present HDDs and CDDs to provide an indication of the impact of weather on kwh sales, revenues and earnings relative to forecast and on period-to-period results.

Backlog, expressed in dollars, is the level of sales orders received but not yet completed by a company or operating segment. The Company discloses these figures for its Manufacturing segment as an indication of future business volume within the segment.

Utility Rate Base is the value of property on which a public utility is permitted to earn a specified rate of return in accordance with rules set by a regulatory agency. In general, the rate base consists of the value of property used by the utility in providing service. Rate base can include: cash, working capital, materials and supplies, deductions for accumulated provisions for depreciation, contributions in aid of construction, customer advances for construction, accumulated deferred income taxes, and accumulated deferred investment tax credits, dependent on the method that is used in the calculation, which can vary from jurisdiction to jurisdiction. The Company presents actual and forecasted levels of utility rate base in its outlook to provide an indication of expected investments on which the Company expects to earn future returns.

Results of Operations

Following is an analysis of the Company’s operating results by business segment for the three months ended March 31, 2020 and 2019 followed by a discussion of changes in our consolidated financial position during the three months ended March 31, 2020 and our business outlook for the remainder of 2020.

Comparison of the Three Months Ended March 31, 2020 and 2019

Consolidated operating revenues were $234.7 million for the three months ended March 31, 2020 compared with $246.0 million for the three months ended March 31, 2019. Operating income was $39.3 million for the three months ended March 31, 2020 compared with $39.6 million for the three months ended March 31, 2019. The Company recorded diluted earnings per share of $0.60 for the three months ended March 31, 2020 compared with $0.66 for the three months ended March 31, 2019.

Amounts presented in the segment tables that follow for operating revenues, cost of products sold and other nonelectric operating expenses for the three-month periods ended March 31, 2020 and 2019 will not agree with amounts presented in the consolidated statements of income due to the elimination of intersegment transactions. The amounts of intersegment eliminations by income statement line item are listed below:

Intersegment Eliminations (in thousands)	March 31, 2020	March 31, 2019
Operating Revenues:
Electric	$5	$14
Nonelectric	--	3
Costs of Products Sold	5	17

Electric

	Three Months Ended
	March 31,			%
(in thousands)	2020	2019	Change	Change
Retail Sales Revenues from Contracts with Customers	$106,690	$114,955	$(8,265)	(7.2)
Changes in Accrued Revenues under Alternative Revenue Programs	(87)	(1,049)	962	91.7
Total Retail Sales Revenue	$106,603	$113,906	$(7,303)	(6.4)
Transmission Services Revenue	10,841	10,862	(21)	(0.2)
Wholesale Revenues – Company Generation	876	1,527	(651)	(42.6)
Other Revenues	1,556	1,814	(258)	(14.2)
Total Operating Revenues	$119,876	$128,109	$(8,233)	(6.4)
Production Fuel	13,735	18,920	(5,185)	(27.4)
Purchased Power – System Use	18,830	21,952	(3,122)	(14.2)
Electric Operation and Maintenance Expenses	40,615	38,382	2,233	5.8
Depreciation and Amortization	15,676	14,485	1,191	8.2
Property Taxes	4,100	3,959	141	3.6
Operating Income	$26,920	$30,411	$(3,491)	(11.5)
Electric Megawatt-hour (mwh) Sales
Retail mwh Sales	1,429,910	1,478,139	(48,229)	(3.3)
Wholesale mwh Sales – Company Generation	38,924	39,334	(410)	(1.0)
HDDs	3,272	4,070	(798)	(19.6)

The following table shows HDDs as a percent of normal:

	Three Months ended March 31,
	2020	2019
HDDs as a percent of normal	95.6%	119.5%

The following table summarizes the estimated effect on diluted earnings per share of the difference in retail kwh sales under actual weather conditions and expected retail kwh sales under normal weather conditions in the first quarters of 2020 and 2019 and between quarters:

	2020 vs Normal	2019 vs Normal	2020 vs 2019
Effect on Diluted Earnings Per Share	$(0.02)	$0.07	$(0.09)

The $7.3 million decrease in retail sales revenue includes:

●

A $7.8 million decrease in retail revenue related to the recovery of decreased fuel and purchased power costs to serve retail customers. Decreased demand caused by the milder weather contributed to a 24.6% decrease in kwhs generated for system use and a $4.8 million decrease in fuel costs. Purchased power costs decreased by $3.1 million.

●

A $5.1 million decrease in revenues related to decreased consumption due to milder weather in the first quarter of 2020 compared with the first quarter of 2019, evidenced by a 19.6% decrease in HDDs between the quarters.

●

A $1.0 million decrease in retail revenue in South Dakota related to the first quarter 2019 reversal of a refund provision related to the 2017 Tax Cuts and Jobs Act accrued in 2018. The South Dakota rate case settlement agreement eliminated the refund requirement.

These decreases in revenue were partially offset by:

●	A $2.3 million increase in Minnesota and North Dakota renewable rider revenues related to earning a return on funds invested in Merricourt while the project is under construction.

●	A $2.2 million increase in revenue due to increased kwh sales to industrial and other customers, apart from the weather-related decrease in retail kwh sales.

●

A $0.7 million increase in revenues under the North Dakota Generation Cost Recovery (GCR) rider due to increasing investment in Astoria Station. The North Dakota GCR rider provides for a return on funds invested in Astoria Station while the generation project is under construction.

●

$0.6 million in revenues from the South Dakota Phase-In rider which went into effect in September 2019 to provide returns on funds invested in Astoria Station and Merricourt while the projects are under construction.

●	A $0.6 million increase in revenues related to sales mix.

●	A $0.1 million increase in conservation rider revenues related to the recovery of increased program spending in Minnesota and South Dakota in the first quarter of 2020.

Wholesale electric revenues decreased $0.7 million due to lower wholesale electric prices and a 1.0% decrease in wholesale kwh sales. The lower wholesale prices per kwh resulted in a $0.3 million decrease in margins on wholesale energy sales from OTP’s generating units in the first quarter of 2020 compared with the first quarter of 2019.

Production fuel costs decreased $5.2 million due to a 28.4% decrease in kwhs generated from our fuel-burning plants, slightly offset by a 1.4% increase in the cost of fuel per kwh generated. The decrease in generation resulted from a decrease in demand from retail customers due to milder weather and low market prices in the first quarter of 2020 compared with the first quarter of 2019.

The cost of purchased power to serve retail customers decreased $3.1 million, despite a 17.9% increase in kwhs purchased, due to a 27.2% decrease in purchased power prices resulting from a decrease in demand due to the milder regional weather between quarters.

Electric operating and maintenance expense increased $2.2 million, including:

●	A $3.1 million increase in labor and labor-related expenses and an increase in corporate allocations primarily related to employee stock compensation costs.

These items were partially offset by:

●	A $0.5 million decrease in Midcontinent Independent Transmission System Operator, Inc. transmission tariff costs.

●	A $0.4 million decrease in pollution control costs for fuel and ash treatment related to a 29% reduction in kwhs generated at OTP's coal-burning power plants.

Depreciation expense increased $1.2 million mainly due to 2019 capital additions for generation and transmission plant, the new customer information system that went into service during the first quarter of 2019 and new service vehicles.

Manufacturing

	Three Months Ended
	March 31,			%
(in thousands)	2020	2019	Change	Change
Operating Revenues	$68,479	$77,822	$(9,343)	(12.0)
Cost of Products Sold	50,614	59,239	(8,625)	(14.6)
Operating Expenses	7,278	8,080	(802)	(9.9)
Depreciation and Amortization	3,746	3,682	64	1.7
Operating Income	$6,841	$6,821	$20	0.3

The $9.3 million decrease in revenues in our Manufacturing segment includes the following:

●

Revenues at BTD Manufacturing, Inc. (BTD) decreased $10.2 million, due to a reduction in parts revenue of $9.8 million related to decreased sales in recreational vehicle, lawn and garden, construction, agricultural, industrial and energy equipment end markets. Lower prices related to the pass through of lower material costs accounted for $7.1 million of the decrease in parts sales revenue and reduced sales volume accounted for $3.4 million of the decrease, of which approximately $2.5 million is due to COVID-19-related production curtailments by customers. These items were partially offset by a $0.7 million decrease in volume purchase rebates. In addition to the decrease in parts revenue, scrap revenue decreased $0.7 million due to a 20.1% decrease in scrap metal prices and a 15.0% decrease in scrap volume. The decreases in parts and scrap revenue were partially offset by a $0.3 million increase in tooling revenues.

●

Revenues at T.O. Plastics, Inc. (T.O. Plastics), our manufacturer of thermoformed plastic and horticultural products, increased $0.8 million primarily due to a $1.1 million increase in sales of horticultural containers, partially offset by a $0.2 million decrease in industrial sales and a $0.1 million decrease in sales of scrap material. Challenging weather conditions were a factor in weaker sales in the northern region of the United States in the first quarter of 2019. Product availability in February 2019 and the partial collapse of a section of a warehouse roof in March 2019 due to heavy snow also contributed to a slow start in horticultural sales in 2019.

The $8.6 million decrease in cost of products sold in our Manufacturing segment includes the following:

●	Cost of products sold at BTD decreased $9.6 million as a result of both the decreased sales volume and the $7.1 million in lower material costs passed through to customers.

●	Cost of products sold at T.O. Plastics increased $1.0 million related to the increase in sales volume and increased rental costs for more warehouse space.

The $0.8 million decrease in operating expenses in our Manufacturing segment includes a $0.2 million decrease in travel expenses at BTD. Operating expenses at T.O. Plastics decreased $0.6 million as a result of the receipt of insurance settlement proceeds in the first quarter of 2020 related to the March 2019 partial roof collapse.

We estimate COVID-19 issues in the last half of March impacted BTD’s first quarter earnings by approximately a $0.01 per share. This relates to reduced sales as customers started to invoke temporary plant shutdowns which caused lost labor productivity, costs related to personal protective equipment and paying health care costs for furloughed employees.

Plastics

	Three Months Ended
	March 31,			%
(in thousands)	2020	2019	Change	Change
Operating Revenues	$46,397	$40,058	$6,339	15.8
Cost of Products Sold	35,270	31,360	3,910	12.5
Operating Expenses	2,770	2,665	105	3.9
Depreciation and Amortization	890	891	(1)	(0.1)
Operating Income	$7,467	$5,142	$2,325	45.2

Plastics segment revenues and operating income increased $6.3 million and $2.3 million, respectively, due to an 18.0% increase in pounds of pipe sold, slightly offset by a 1.8% decrease in polyvinyl chloride (PVC) pipe prices. Weather conditions across our sales territory negatively impacted first quarter 2019 sales. Cost of products sold increased $3.9 million (12.5%) due to the increase in sales volume. While pipe prices decreased slightly, the cost per pound of pipe sold decreased 4.7% and plant productivity was improved due to increased production. These items resulted in an 8.4% increase in gross margin per pound of PVC pipe sold.

Corporate

Corporate includes items such as corporate staff and overhead costs, the results of our captive insurance company and other items excluded from the measurement of operating segment performance. Corporate is not an operating segment. Rather it is added to operating segment totals to reconcile to totals on our consolidated statements of income.

	Three Months Ended
	March 31,			%
(in thousands)	2020	2019	Change	Change
Operating Expenses	$1,852	$2,732	$(880)	(32.2)
Depreciation and Amortization	87	73	14	19.2

Corporate operating expenses decreased $0.9 million mainly as a result of a $1.3 million increase in corporate costs allocated to OTP, partially offset by a $0.5 million net increase in employee stock compensation and incentive costs.

Interest Charges

The $0.3 million increase in interest charges for the three months ended March 31, 2020 compared with the three months ended March 31, 2019 is primarily due to an increase in interest expense at OTP related to $135 million in debt issued in October of 2019 and February of 2020 under OTP’s 2019 Note Purchase Agreement.

Other (Loss) Income

The $1.6 million decrease in other (loss) income is mainly due to the impact from our corporate investments related to corporate owned life insurance policies and investments held at our captive insurance company. The volatile equity markets in March resulted in a $1.4 million decrease in the first quarter of 2020 compared with a $0.8 million increase in the first quarter of 2019. This decrease was partially offset by a $0.5 million increase in allowances for equity funds used during construction at OTP.

Income Tax Expense

Income tax expense increased $10,000 (0.2%) in the three months ended March 31, 2020 compared with the three months ended March 31, 2019, despite a $2.0 million (6.4%) decrease in income before income taxes, mainly due the effect of changes in the values of corporate-owned life insurance policies between the quarters and the impact of non-taxable valuation changes on income before income taxes. The values of these policies track with valuation changes in investment markets. The following table provides a reconciliation of income tax expense calculated at our net composite federal and state statutory rate on income before income taxes on our consolidated statements of income for the three-month periods ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(in thousands)	2020	2019
Income Before Income Taxes	$29,906	$31,952
Tax Computed at Company’s Net Composite Federal and State Statutory Rate (26%)	7,776	8,308
Increases (Decreases) in Tax from:
Differences Reversing in Excess of Federal Rates	(1,229)	(983)
Excess Tax Deduction – Equity Method Stock Awards	(402)	(827)
Allowance for Funds Used During Construction – Equity	(312)	(86)
North Dakota Wind Tax Credit Amortization – Net of Federal Taxes	(258)	(258)
Research and Development and Other Tax Credits	(54)	(188)
Corporate Owned Life Insurance	207	(409)
Other Items – Net	(90)	71
Income Tax Expense	$5,638	$5,628
Effective Income Tax Rate	18.9%	17.6%

Liquidity

We believe our financial condition is strong and our cash, other liquid assets, operating cash flows, existing lines of credit, access to capital markets, and borrowing ability because of investment-grade credit ratings, when taken together, provide us ample liquidity to conduct business operations and fund capital expenditures related to expansion of existing businesses and development of new projects. Our liquidity, including our operating cash flows and access to capital markets, can be impacted by macroeconomic factors outside of our control, such as those which may be caused by COVID-19. In addition, our liquidity could be impacted by non-compliance with covenants under our various debt instruments. As of March 31, 2020, we were in compliance with all debt covenants (see the Financial Covenant section under Capital Resources below).

As of March 31, 2020, COVID-19 and the resulting deteriorating economic conditions had not had a material impact on our liquidity. We are closely monitoring our liquidity and capital market conditions given the uncertainty surrounding the impact of COVID-19, which could have an adverse effect on the availability and terms of future debt and equity financing.

The following table presents the status of our lines of credit as of March 31, 2020 and December 31, 2019:

(in thousands)	Line Limit	In Use on March 31, 2020	Restricted due to Outstanding Letters of Credit	Available on March 31, 2020	Available on December 31, 2019
Otter Tail Corporation Credit Agreement	$170,000	$19,893	$--	$150,107	$164,000
OTP Credit Agreement	170,000	--	14,101	155,899	154,524
Total	$340,000	$19,893	$14,101	$306,006	$318,524

Our liquidity modeling indicates we have sufficient liquidity under our credit facilities based on current assumptions of how COVID-19 is expected to impact our business under different scenarios. We have a risk tolerance metric in place to maintain a minimum of $50 million of liquidity based on the current line limit of the Otter Tail Corporation Credit Agreement. The agreement also has an accordion feature to increase the amount available to $290 million, subject to certain terms and conditions. The amount available under the OTP Credit Agreement can be increased to $250 million, subject to certain terms and conditions. We have no long-term debt maturities due until December 2021.

In addition to our cash on hand, other liquid assets and cash flows from operating activities, we had additional liquidity of $283 million from capacity under our existing lines of credit as of April 30, 2020. Additional funds borrowed under the Otter Tail Corporation Credit Agreement in April were invested in OTP to be used for construction expenditures. We also expect to issue our Series 2020B Notes in August 2020 to provide an additional $40.0 million of liquidity. Our At the Market equity offering program, which allows us to sell common shares up to an aggregate sales price of $75 million, remains in effect. We issued $8.4 million of common equity under our At the Market offering program, Dividend Reinvestment and Employee Stock Purchase plans in the first quarter, before the collapse of the equity markets related to COVID-19. We expect to issue an additional $40-$45 million in common equity under these programs in 2020 barring any further deteriorations of the capital markets from the COVID-19 pandemic. If weakened economic conditions persist for a prolonged period of time, we are prepared to add additional liquidity as necessary, including exercising the accordion features under our lines of credit to increase our available borrowing capacity under the lines by $200 million.

Equity and debt financing will be required in the period 2020 through 2024 given the expansion plans related to our Electric segment to fund construction of new rate base investments. Also, such financing will be required should we decide to reduce borrowings under our lines of credit or refund or retire early any of our presently outstanding debt, to complete acquisitions or for other corporate purposes. The terms and conditions and the timing of our equity and debt financing activities could be impacted by the economic effects of COVID-19 and the resulting market volatility. In addition, our borrowing costs can be impacted by changing interest rates on short-term and long-term debt and ratings assigned to us by independent rating agencies, which in part are based on certain credit measures such as interest coverage and leverage ratios.

The determination of the amount of future cash dividends to be declared and paid will depend on, among other things, our financial condition, improvement in earnings per share, cash flows from operations, the level of our capital expenditures and our future business prospects. As a result of certain statutory limitations or regulatory or financing agreements, restrictions could occur on the amount of distributions allowed to be made by our subsidiaries. See note 7 to consolidated financial statements for additional information. The decision to declare a dividend is reviewed quarterly by the board of directors. On February 4, 2020 our board of directors increased the quarterly dividend from $0.35 to $0.37 per common share.

2020 Cash Flows Compared with 2019 Cash Flows

Cash provided by operating activities was $21.8 million for the three months ended March 31, 2020 compared with cash provided by operating activities of $17.2 million for the three months ended March 31, 2019. The primary reason for the $4.6 million increase in cash provided by operations between the quarters was a $5.7 million decrease in cash used for working capital items between the quarters, which was partially offset by a $1.2 million increase in discretionary contributions to the Company’s funded pension plan.

Specific changes in cash used for working capital items include:

●	A $20.4 million decrease in cash used for receivables between the quarters, including:

o

A $14.6 million decrease at OTP due, in part, to lower sales resulting from milder weather in the first quarter of 2020 compared to the first quarter of 2019 but also due to a delay in collections of receivables in the first quarter of 2019 related to the implementation of the new customer information and billing system.

o

A $5.8 million decrease in the Manufacturing and Plastics segments, mostly related to a lower level of sales revenue and receivables at BTD in the first quarter of 2020 compared with the first quarter of 2019 due, in large part, to lower material costs being passed through to customers.

These items were partially offset by:

●

An $11.8 million increase in cash used for payables and other current liabilities between quarters, primarily due to a $9.2 million reduction in accounts payable and other current liabilities at OTP in the first quarter of 2020 compared with an increase of $6.7 million in the first quarter of 2019.

●

A $3.5 million increase in cash related to income taxes as income taxes receivable decreased $1.5 million in the first quarter of 2020 compared with a $5.0 million increase in income taxes payable in the first quarter of 2019.

Net cash used in investing activities was $75.1 million for the three months ended March 31, 2020 compared with $25.4 million for the three months ended March 31, 2019. The $49.7 million increase is primarily due to a $50.4 million increase in cash used for construction expenditures including a $51.2 million increase in cash used for construction expenditures at OTP, partially offset by a $0.8 million net decrease in capital expenditures in our nonutility businesses. OTP’s cash used for capital expenditures totaled $71.2 million in the first quarter of 2020 compared with $20.0 in the first quarter of 2019. The majority of the first quarter 2020 expenditures at OTP were related to the construction of Astoria Station and Merricourt.

Net cash provided by financing activities was $40.0 million for the three months ended March 31, 2020 compared with $8.3 million for the three months ended March 31, 2019. Financing activities in the first quarter of 2020 included $35.0 million in proceed from the issuance of long-term debt at OTP under its 2019 Note Purchase Agreement to fund its current construction program expenditures. Further information on the debt issuance is provided below under “Capital Resources.” We also borrowed $13.9 million under the Otter Tail Corporation Credit Agreement and raised $6.2 million in proceeds from the issuance of common stock, net of issuance costs and payments for shares withheld for employee tax obligations, in the first quarter of 2020. The proceeds from the line borrowings and stock issuances provided the majority of funds for $25 million in equity contributions to OTP to fund its construction program expenditures. Financing activities in the first quarter of 2020 also included $14.9 million in common dividend payments.

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

CAPITAL REQUIREMENTS

2019-2024 Capital Expenditures

The following table shows our 2019 capital expenditures and 2020 through 2024 anticipated capital expenditures and electric utility average rate base:

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

As of March 31, 2020, OTP had capitalized approximately $95.8 million in project costs and allowances for funds used during construction (AFUDC) associated with Merricourt. OTP currently expects Merricourt will cost approximately $258 million. OTP has received Notices of Force Majeure from EDF-RE US Development, LLC claiming a delay of production and project completion due to COVID-19 impacts. While details regarding this claim and the related impact to the project schedule are not yet finalized, OTP has adjusted its expectation for completion and currently expects Merricourt to be completed before December 31, 2020. This and other potential impacts of COVID-19-related disruptions continue to present risks for the schedule, costs and timing of payments related to the project. Meeting the December 31, 2020 completion date is necessary for receiving federal production tax credits, unless alternative regulatory or legislative relief is provided.

As of March 31, 2020, OTP had capitalized approximately $78.0 million in project costs and AFUDC associated with Astoria Station. OTP expects Astoria Station will cost approximately $158 million and anticipate it will be online in late 2020 or early 2021, prior to the planned retirement of Hoot Lake Plant in May 2021. OTP has not altered the construction schedule for Astoria Station due to COVID-19. However, COVID-19-related disruptions have increased risks for the project workforce given, among other factors, that it involves more than one hundred construction workers on site, and circumstances continue to evolve which could result in a delay in completion and increased costs for the project.

As of March 31, 2020, our capital expenditure activities had not been materially impacted by COVID-19. However, future supply chain, workforce, contractor or other disruptions could result in added costs and lead to delayed completion of certain of our capital expenditure projects. We are actively monitoring our supply chains and working with our contractors to ensure the continued safety of all parties.

Contractual Obligations

In the first three months of 2020, OTP paid down a portion of its $317 million in obligations for commitments under contracts in place as of December 31, 2019, reducing its obligations for commitments under contracts to $250 million as of March 31, 2020. This includes commitments related to the construction of Astoria Station and Merricourt of $228 million for the remainder of 2020 and $6 million for 2021. Also in the first quarter of 2020, OTP increased its debt obligations by $35 million in the years beyond 2024.

CAPITAL RESOURCES

On May 3, 2018 we filed a shelf registration statement with the Securities and Exchange Commission (SEC) under which we may offer for sale, from time to time, either separately or together in any combination, equity, debt or other securities described in the shelf registration statement, which expires on May 3, 2021. On May 3, 2018 we also filed a shelf registration statement with the SEC for the issuance of up to 1,500,000 common shares under our Automatic Dividend Reinvestment and Share Purchase Plan (the Plan), which permits shares purchased by participants in the Plan to be either new issue common shares or common shares purchased in the open market. The shelf registration for the Plan expires on May 3, 2021. On November 8, 2019 the Company entered into a Distribution Agreement with KeyBanc under which we may offer and sell our common shares from time to time through KeyBanc, as our distribution agent, up to an aggregate sales price of $75 million through an At-the-Market offering program. In the first quarter of 2020, we received proceeds of $5,637,894, net of $71,366 paid to KeyBank, from the issuance of 112,380 common shares under this program.

Debt

Following are brief descriptions of the short-term and long-term credit and debt agreements currently in place at Otter Tail Corporation and OTP. See note 10 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019 for additional information on the terms, provisions, restrictions and covenants under these agreements.

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

On October 29, 2012 OTP entered into a Second Amended and Restated Credit Agreement (the OTP Credit Agreement), providing for an unsecured $170 million revolving credit facility that may be increased to $250 million subject to certain terms and conditions. On October 31, 2019 the OTP Credit Agreement was amended to extend its expiration date by one year from October 31, 2023 to October 31, 2024. OTP can draw on this credit facility to support the working capital needs and other capital requirements of its operations, including letters of credit in an aggregate amount not to exceed $50 million outstanding at any time. Borrowings under this line of credit bear interest at LIBOR plus 1.25%, subject to adjustment based on the ratings of OTP’s senior unsecured debt or the issuer rating if a rating is not provided for the senior unsecured debt.

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

On February 25, 2020, OTP issued the Series 2020A Notes, the Series 2020C Notes and the Series 2020D Notes pursuant to the 2019 Note Purchase Agreement. OTP used the $35 million proceeds from the issuance to pay for capital expenditures and for other corporate purposes. The Series 2019A Notes, Series 2019B Notes and Series 2019C Notes were issued by OTP on October 10, 2019. The remaining notes to be issued under the 2019 Note Purchase Agreement, Series 2020B Notes, are expected to be issued on August 20, 2020, subject to the satisfaction of certain customary conditions to closing.

On February 27, 2018 OTP issued $100 million aggregate principal amount of its 4.07% Series 2018A Senior Unsecured Notes due February 7, 2048 pursuant to a Note Purchase Agreement dated as of November 14, 2017 (the 2018 Note Purchase Agreement).

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

Financial Covenants

We were in compliance with the financial covenants in our debt agreements as of March 31, 2020.

No Credit Agreement or Note Purchase Agreement contains any provisions that would trigger an acceleration of the related debt as a result of changes in the credit rating levels assigned to the related obligor by rating agencies.

Our borrowing agreements are subject to certain financial covenants. Specifically:

●

Under the OTC Credit Agreement and the 2016 Note Purchase Agreement, we may not permit the ratio of our Interest-bearing Debt to Total Capitalization to be greater than 0.60 to 1.00 or permit our Interest and Dividend Coverage Ratio to be less than 1.50 to 1.00 (each measured on a consolidated basis). As of March 31, 2020, our Interest and Dividend Coverage Ratio calculated under the requirements of the OTC Credit Agreement and the 2016 Note Purchase Agreement was 4.44 to 1.00.

●	Under the 2016 Note Purchase Agreement, we may not permit our Priority Indebtedness to exceed 10% of our Total Capitalization.

●	Under the OTP Credit Agreement, OTP may not permit the ratio of its Interest-bearing Debt to Total Capitalization to be greater than 0.60 to 1.00.

●

Under the 2007 Note Purchase Agreement and 2011 Note Purchase Agreement, OTP may not permit the ratio of its Consolidated Debt to Total Capitalization to be greater than 0.60 to 1.00 or permit its Interest and Dividend Coverage Ratio to be less than 1.50 to 1.00, in each case as provided in the related borrowing agreement, and OTP may not permit its Priority Debt to exceed 20% of its Total Capitalization, as provided in the related agreement. As of March 31, 2020, OTP’s Interest and Dividend Coverage Ratio and Interest Charges Coverage Ratio, calculated under the requirements of the 2007 Note Purchase Agreement and 2011 Note Purchase Agreement, was 3.50 to 1.00.

●

Under the 2013 Note Purchase Agreement, the 2018 Note Purchase Agreement, and the 2019 Note Purchase Agreement, OTP may not permit its Interest-bearing Debt to exceed 60% of Total Capitalization and may not permit its Priority Indebtedness to exceed 20% of its Total Capitalization, in each case as provided in the related agreement.

As of March 31, 2020, our ratio of Interest-bearing Debt to Total Capitalization was 0.48 to 1.00 on a consolidated basis and 0.49 to 1.00 for OTP. Neither Otter Tail Corporation nor OTP had any Priority Indebtedness outstanding as of March 31, 2020.

OFF-BALANCE-SHEET ARRANGEMENTS

We and our subsidiary companies have outstanding letters of credit totaling $18.6 million, but our line of credit borrowing limits are only restricted by $14.1 million in outstanding letters of credit. We do not have any other off-balance-sheet arrangements or any relationships with unconsolidated entities or financial partnerships. These entities are often referred to as structured finance special purpose entities or variable interest entities, which are established for the purpose of facilitating off-balance-sheet arrangements or for other contractually narrow or limited purposes. We are not exposed to any financing, liquidity, market or credit risk that could arise if we had such relationships.

2020 BUSINESS OUTLOOK

In March 2020, the World Health Organization categorized COVID-19 as a pandemic, and it continues to spread throughout the United States and other countries across the world. To limit the spread of COVID-19, governments have taken various actions including the issuance of stay-at-home orders and social distancing guidelines, causing some businesses to suspend operations resulting in record unemployment insurance claims and reduced demand. This has correspondingly resulted in a decline for many services and products from our direct customers and end-use consumers. While all of our operating companies have been deemed critical infrastructure businesses, some of our locations have been impacted more than others.

●

OTP has experienced a reduction in electricity use and demand from its commercial and industrial customers and a slight increase in demand from residential customers starting in April. Its largest industrial customer, a crude oil pipeline operator, has experienced reduced demand as a result of low oil prices, storage constraints and reduction in demand for oil stemming from the COVID-19 economic impacts. Some commercial and industrial customers in our jurisdictions have had to either completely shut down operations or curtail operations given reduced demands for their products and services. We also expect to incur increased costs of bad debts, personal protective equipment and the loss of late fee revenue. The Astoria Station capital project is currently expected to continue on schedule, but COVID-19-related disruptions to global supply chains, construction workforce and equipment supply have increased risks for the project schedule and spending assumptions tied to that schedule. OTP’s Merricourt project is now facing COVID-19-related project delays but the project is still currently expected to be completed before December 31, 2020. This and other potential impacts of COVID-19-related disruptions continue to present risks for the schedule, costs and timing of payments related to the project. Meeting the December 31, 2020 completion date is necessary for receiving federal production tax credits, unless alternative regulatory or legislative relief is granted. OTP is working on obtaining regulatory relief to mitigate the impact of COVID-19 on operating results. It has made joint filings with other investor-owned utilities in all three of its state jurisdictions and intends to make additional filings on its own initiating processes for regulatory relief and recovery of current and future COVID-19-related lost commercial and industrial revenues, lost late fees and added expenses for increased bad debts, personal protective equipment and other increased operating and maintenance expenses.

●

BTD, our contract metal manufacturing business, has reduced workforce costs through implementation of rotating furloughs expected to affect approximately 55% of its employees who will be participating in the furloughs over the second quarter as the business has been impacted by customer plant shutdowns across all of the end markets it serves due to reduced consumer demand. Additional cost-cutting measures may be taken by BTD depending on the length and severity of this reduced demand for its products and as the impacts from COVID-19 and related responses continue to develop.

●

T.O. Plastics is anticipating market softness and has taken steps to reduce workforce hours and implemented a hiring freeze. Additional cost-cutting measures may be taken by T.O. Plastics depending on the length and severity of the market softness for its products and as the impact from COVID-19 and related responses continue to develop.

●

Our Plastics segment’s resin suppliers are experiencing significant global and regional demand reduction for PVC resin export material due to COVID-19 and low oil prices. Resin suppliers are in the process of reducing production in light of reduced demand. We have reduced production at our Fargo plant in response to the reduction in demand. Additional cost-cutting measures may be taken by our PVC pipe manufacturing companies depending on the length and severity of the reduced demand for PVC pipe and as the impact from COVID-19 and related responses continue to develop.

All these items have resulted in actions taken across the Company to reduce workforce, mostly through furloughs in our contract metal manufacturing business, and to reduce general and administrative expenses, including reducing pay for employees, officers and directors and delaying planned wage increases. We continue to review whether additional actions may be appropriate throughout the Company.

Our current assumptions are based on expectations the second quarter will be negatively impacted by COVID-19, as discussed above. We are assuming there will be a gradual recovery as efforts across the country result in a flattening of the infection rate curve and employees are able to safely return to work while maintaining safe work practices. Based on that assumption, we anticipate our customers’ demands for our products to increase and our plants to run at higher levels of capacity in the third and fourth quarters. Our assumptions are based on information published by The Institute for Health Metrics and Evaluation (IHME) which is an independent population health research center at UW Medicine, part of the University of Washington. New COVID-19 state-by-state U.S. analyses from the IHME found some states could relax some aspects of social distancing measures in early May, so long as robust containment strategies are implemented to prevent a second wave of infections. Our assumptions are also based on economists’ views that call for a significant drop in second quarter GDP followed by significant year-over-year increases in GDP in the third and fourth quarters, respectively. The COVID-19 pandemic and related impacts are without precedent. Therefore, while we believe our assumptions are reasonable and the reports on which they are based are reliable, they may prove to be inaccurate. If our assumptions are not correct and we experience a prolonged economic impact from COVID-19, our outlook will be revised accordingly.

Our operating results for the three months ended March 31, 2020 are not indicative of the results that may be expected for the fiscal year ending December 31, 2020, particularly in light of the COVID-19 pandemic and its effects on the domestic and global economies.

Accordingly, we are revising and widening our 2020 diluted earnings per share guidance mainly due to the anticipated effects of the COVID-19 outbreak and the measures put in place to slow its spread. We now expect our 2020 diluted earnings per share to be in the range of $2.00 to $2.25 compared to our previously announced guidance of $2.22 to $2.37. Our 2020 diluted earnings per share guidance includes $0.04 of dilution associated with the planned issuance of common shares under our At-the-Market Offering Program and Dividend Reinvestment and Employee Stock Purchase Plans to help fund construction projects at OTP.

In addition to the potential impacts of COVID-19 and the measures taken to slow its spread, we have taken into consideration strategies for improving future operating results, the cyclical nature of some of our businesses, and current regulatory factors facing our Electric segment. We expect capital expenditures for 2020 to be $385 million compared with actual cash used for capital expenditures of $207 million in 2019. Our Electric segment accounts for 96% of our 2020 planned capital expenditures. The increase in our planned expenditures for 2020 is largely driven by the Merricourt and Astoria Station rate base projects.

Segment components of our revised 2020 diluted earnings per share guidance range compared with 2019 actual earnings and with our previously issued guidance are as follows.

	2019 EPS	2020 Guidance February 20, 2020		2020 Guidance May 5, 2020
	by Segment	Low	High	Low	High
Electric	$1.48	$1.67	$1.70	$1.65	$1.70
Manufacturing	$0.32	$0.31	$0.35	$0.14	$0.23
Plastics	$0.51	$0.43	$0.47	$0.43	$0.47
Corporate	$(0.14)	$(0.19)	$(0.15)	$(0.22)	$(0.15)
Total	$2.17	$2.22	$2.37	$2.00	$2.25
Return on Equity	11.6%	11.0%	11.7%	9.9%	11.1%

The following items contribute to our revised earnings guidance for 2020.

●	We are maintaining the upper end of our original guidance for our Electric segment but widening the range to reflect added risks related to the impacts of COVID-19. Our 2020 guidance includes:

o

Capital spending on the Merricourt and Astoria Station rate base projects of $178 million and $81 million, respectively, in 2020. The Merricourt project has rider recovery mechanisms in place in all three state jurisdictions. The Astoria Station project has rider recovery mechanisms in place in South Dakota and North Dakota. This project earns AFUDC in Minnesota, is expected to be recovered through a rate case in Minnesota and has already been approved in our integrated resource plan.

o	Increased revenues related to $22 million in anticipated capital spending for self-funded generator interconnection agreements.

o	No planned generation plant outages for 2020. Plant outage costs totaled $3.1 million in 2019.

o

The recent decision by the Minnesota Supreme Court in OTP’s favor related to not having to return to ratepayers the excess return earned on Federal Energy Regulatory Commission jurisdiction transmission lines. The estimated impact of this decision is an increase to 2020 earnings of $0.05 per share. On a go-forward basis the positive impact of this decision on an annual basis is $0.01 per share. We are updating our Minnesota Transmission Cost Recovery rider filing with new rates incorporating the results of the decision to reflect the effect of this ruling.

o

Implementation of cost reduction efforts such as lower discretionary spending, wage freezes, hiring freezes and reduction in overtime to mitigate the impact of COVID-19. These efforts are expected to positively impact earnings by $0.08 per share.

The above items are offset by:

o

The impact of unfavorable weather during the first quarter of 2020 and anticipated normal weather for the remaining months of 2020. Weather favorably impacted 2019 earnings by $0.08 per share compared to normal.

o

Increased expenses caused in large part by a decrease in the discount rate used for the pension plan and a lower rate used for our long-term rate of return. The discount rate for 2020 is 3.47% compared with 4.50% for 2019. For each 25-basis-point decline in the discount rate, pension expense increases approximately $1,041,000. The assumed long-term rate of return for 2020 is 6.88% compared with 7.25% in 2019. Each 25-basis-point decline in this rate equates to approximately $734,000 in increased pension expense.

o	Higher depreciation and property tax expense due to large capital projects being put into service.

o

Increased interest costs associated with a full year’s interest expense on the $100 million of senior unsecured notes issued in October 2019 and interest on the $35 million and $40 million of senior unsecured notes issued in February and expected to be issued in August of 2020, respectively.

o

Reductions in commercial and industrial demand related to the negative impacts of COVID-19 as some customers in our jurisdictions have had to either completely shut down operations or curtail operations given reduced demands for their products and services. We also expect to incur increased costs of bad debts, personal protective equipment and the loss of late fee revenue. The total estimated earnings impact of these items ranges from $0.08 per share to $0.12 per share.

●	We now expect net income from our Manufacturing segment to be lower than 2019 and lower than our original 2020 guidance based on:

o

An estimated reduction in Manufacturing segment earnings of $0.15 per share from the mid-point of our original segment guidance to the mid-point of our updated segment guidance. This is due to the effects of, and response to, the COVID-19 outbreak.

o

BTD has been impacted by COVID-19-related customer plant shutdowns across all end markets it serves and has cut back on operating levels and implemented temporary rotating furloughs expected to affect approximately 55% of its employees who will be participating in the furloughs over the second quarter.

o	T.O. Plastics’ 2020 earnings are also expected to decline from our original guidance given lower demand and uncertainty across the end markets it serves related to the COVID-19 outbreak.

o

Backlog for the Manufacturing segment of approximately $127 million for 2020 compared with $165 million one year ago. Raw material price deflation is driving backlog down by $8 million and the remaining $30 million decrease in backlog is volume driven.

●

We are maintaining our guidance range in 2020 net income for our Plastics segment. The industry believes resin prices will be decreasing during the second quarter of 2020 and we expect this could put downward pressure on market prices of PVC pipe which, in turn, could impact operating margins. We also expect the volume of pounds sold in 2020 will be down 3% to 6% due to concerns COVID-19 could result in delays of planned 2020 infrastructure projects.

●

We are revising our original guidance range for corporate costs, net of tax, primarily due to the significant decline in the stock market related to COVID-19 and the impact on our investment in corporate owned life insurance and investments held at our captive insurance company. While we have taken expense mitigation efforts to lower our corporate labor and non-labor costs, we do not expect to fully recover the drop in value of these investments before the end of 2020.

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

We use estimates based on the best information available in recording transactions and balances resulting from business operations. Estimates are used for such items as depreciable lives, asset impairment evaluations, tax provisions, collectability of trade accounts receivable, self-insurance programs, unbilled electric revenues, interim rate refunds, warranty reserves and actuarially determined benefits costs and liabilities. As better information becomes available or actual amounts are known, estimates are revised. Operating results can be affected by revised estimates. Actual results may differ from these estimates under different assumptions or conditions. Management has discussed the application of these critical accounting policies and the development of these estimates with the Audit Committee of the board of directors. A discussion of critical accounting policies is included under the caption “Critical Accounting Policies Involving Significant Estimates” on pages 57 through 59 of our Annual Report on Form 10-K for the year ended December 31, 2019. Aside from an interim test of goodwill impairment performed for our BTD reporting unit, which is further described below, there were no material changes in critical accounting policies or estimates during the quarter ended March 31, 2020.

Goodwill is required to be tested annually for impairment and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Examples of such events or circumstances may include, among others, a significant adverse change in business climate, weakness in an industry in which a reporting unit operates or recent significant cash or operating losses with expectations that those losses will continue. Goodwill is tested for impairment at the reporting unit level. A reporting unit is defined as an operating segment or one level below an operating segment (referred to as a component). A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component.

During the quarter ended March 31, 2020, the Company concluded an interim impairment test of goodwill of its BTD reporting unit, which carries a goodwill balance of $18.1 million, was warranted. This conclusion was reached based on the deteriorating economic conditions resulting from COVID-19 that led to lower product demand across all end markets beginning in the last half of March 2020 and the anticipation of subsequent further reduced demand resulting from temporary plant shutdowns of our original equipment manufacturer customers. In response to this reduced demand, BTD has reduced its operating levels and implemented certain cost reduction efforts, including temporary furloughs of production employees.

We estimated the fair value of the BTD reporting unit primarily using an income approach, which includes a discounted cash flow methodology to arrive at a fair value estimate by determining the present value of projected future cash flows over a specified period plus a terminal value related to cash flows beyond the projection period. The discount rate applied to the estimated future cash flows reflects our estimate of the weighted-average cost of capital of comparable companies. To supplement our income approach, we reference various market indications of fair value, where available. Our market approach includes fair value estimates using multiples derived from comparable enterprise values to EBITDA and revenue multiples, comparable price earnings ratios and, if available, comparable sales transactions for comparative peer companies.

The impairment assessment indicated no impairment was present as the estimated fair value of the reporting unit exceeded the carrying value by approximately 20%. The most significant assumption impacting our fair value estimate under the income approach is the anticipated duration and severity of reduced demand and the resulting impact on revenue levels given the uncertainty of economic conditions in light of COVID-19. Our current assumptions include significantly reduced demand in the second quarter of 2020 followed by recovering levels of demand in the third and fourth quarters of 2020. Other significant assumptions included operating expense levels and our ability to manage costs during the anticipated period of reduced demand, the terminal growth rate which impacts estimated cash flow generation beyond our discrete projection period, and the discount rate applied to our estimated future cash flows.

Our estimates and assumptions inherently include a degree of uncertainty, and these estimates and assumptions could be significantly impacted by factors such as the duration and severity of reduced economic activity and industry conditions within the recreational vehicle, lawn and garden, construction, agricultural, and industrial and energy equipment end markets. A significant change in our estimates and assumptions could result in an impairment charge in a future period which could materially impact our results of operations and financial position.

Forward Looking Information - Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the Act), we have filed cautionary statements identifying important factors that could cause our actual results to differ materially from those discussed in forward-looking statements made by or on behalf of the Company. When used in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, in our press releases and in oral statements, words such as "may", "will", "expect", "anticipate", "continue", "estimate", "project", "believes" or similar expressions are intended to identify forward-looking statements within the meaning of the Act and are included, along with this statement, for purposes of complying with the safe harbor provision of the Act. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements due to, among other factors, the risks and uncertainties described in the section entitled “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, and Part II, Item 1A of this report on Form 10-Q, as well as the various factors described below:

●

The economic effects of the COVID-19 outbreak and measures taken to arrest its spread could continue to adversely impact our business, including our results of operations, financial condition and liquidity.

●	Federal and state environmental regulation could require us to incur substantial capital expenditures and increased operating costs.

●	Weather impacts, including normal seasonal fluctuation of weather, as well as extreme weather events that could be associated with climate change, could adversely affect our results of operations.

●	Volatile financial markets and changes in our debt ratings could restrict our ability to access capital and increase borrowing costs and pension plan and postretirement health care expenses.

●	Any significant impairment of our goodwill would cause a decrease in our asset values and a reduction in our net operating income.

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

●

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

●	The long-range planning required for transmission and generation projects creates risks of increased costs and lower returns on investment when the project is finally completed.

●

Competition from foreign and domestic manufacturers, the price and availability of raw materials, trade policy and tariffs affecting prices and markets for raw material and manufactured products, prices and supply of scrap or recyclable material and general economic conditions could affect the revenues and earnings of our manufacturing businesses.

●	Economic conditions in the industries in which our customers operate can have an adverse impact on our results of operations and cash flows.

●	Our business and operating results may be adversely affected if we are not able to maintain our manufacturing, engineering and technological expertise.

●	Our manufacturing, painting and coating operations are subject to environmental, health and safety laws and regulations that could result in liabilities to us.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

At March 31, 2020 we had exposure to market risk associated with interest rates because we had $19.9 million in short-term debt outstanding subject to variable interest rates indexed to LIBOR plus 1.50% under the OTC Credit Agreement.

All of our remaining consolidated long-term debt outstanding on March 31, 2020 has fixed interest rates. We manage our interest rate risk through the issuance of fixed-rate debt with varying maturities, through economic refunding of debt through optional refundings, limiting the amount of variable interest rate debt, and the utilization of short-term borrowings to allow flexibility in the timing and placement of long-term debt.

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

Item 4. Controls and Procedures

Under the supervision and with the participation of company management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of March 31, 2020, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2020.

During the fiscal quarter ended March 31, 2020, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Aside from the additional risk factor described below, there has been no material change in the risk factors set forth under Part I, Item 1A, “Risk Factors” on pages 29 through 39 of our Annual Report on Form 10-K for the year ended December 31, 2019.

The economic effects of the COVID-19 outbreak and measures taken to arrest its spread could continue to adversely impact our business, including our results of operations, financial condition and liquidity.

The outbreak and global spread of COVID-19, which has been declared a pandemic by the World Health Organization, is a rapidly developing situation that has adversely impacted economic activity and conditions worldwide and is currently impacting our business operations. The extent to which COVID-19 will continue to impact our business is highly uncertain and will depend on future developments and the extent of federal, state and local government responses affecting economic recovery. In particular, the COVID-19 pandemic could, among other things:

●

further reduce customer demand in our Manufacturing segment, where we have experienced a significant decline in orders as many of our customers are in businesses impacted by the pandemic and have temporarily closed their plants, and where we have already taken steps to reduce our operations, including furloughing of employees;

●	reduce customer demand in our Electric segment, including demand from commercial and industrial customers;
●	reduce customer demand in our Plastics segment;
●	lead to disruptions of our workforce;
●	force us to temporarily close certain plants if precautions to prevent the spread of the virus in those plants are not effective;
●	increase our bad debt expenses, particularly in our Electric segment;
●	increase our future pension benefit cost and funding requirements;
●	increase health insurance premiums;
●

disrupt the supply chains related to our Electric segment capital expenditure plans, including our Merricourt and Astoria Station projects, resulting in further delays, increased costs and the potential loss of federal production tax credits for our Merricourt project if it is not completed and in service by December 31, 2020;

●	disrupt global financial markets, reducing our ability to access capital necessary to finance such expenditures, and which could in the future negatively affect our liquidity; and
●	result in a recession or market correction that could materially affect our business and the value of our common stock.

We continue to monitor developments involving our workforce, customers, suppliers and vendors and take steps to mitigate against additional impacts, but given the unprecedented and dynamic nature of these circumstances, we cannot predict the full extent of the impact that COVID-19 will have on our results of operations, financial condition and liquidity. The situation continues to change rapidly, and the magnitude of the impact will depend, in part, on the length and severity of the pandemic, the current closures and any other restrictions or limitations implemented in the future.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We do not have a publicly announced stock repurchase program. The following table shows common shares of the Company that were surrendered to us by employees to pay taxes in connection with shares issued for incentive awards in February 2020 under our 2014 Stock Incentive Plan:

Calendar Month	Total Number of Shares Purchased	Average Price Paid per Share
January 2020	--	--
February 2020	38,217	$54.22
March 2020	--	--
Total	38,217

Item 6.      Exhibits

3.1	Restated Bylaws dated March 20, 2020 (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by Otter Tail Corporation on March 20, 2020).

10.1	Otter Tail Corporation Executive Restoration Plus Plan (2020 Restatement) (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Otter Tail Corporation on April 22, 2020).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OTTER TAIL CORPORATION

By:    /s/ Kevin G. Moug

Kevin G. Moug
      Chief Financial Officer and Senior Vice President
   (Chief Financial Officer/Authorized Officer)

Dated: May 8, 2020