Form 10-Q
period 2020-06-30
Otter Tail Corp
filed 2020-08-07
CIK 1466593

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

           EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2020

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

          EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	0-53713

OTTER TAIL CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota	27-0383995
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

215 South Cascade Street, Box 496, Fergus Falls, Minnesota	56538-0496
(Address of principal executive offices)	(Zip Code)

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

Yes ☐    No ☑

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:

July 31, 2020 – 40,872,064 Common Shares ($5 par value)

OTTER TAIL CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. financial statements

Otter Tail Corporation

Consolidated Balance Sheets

(not audited)

(in thousands)	June 30, 2020	December 31, 2019

Assets

Current Assets
Cash and Cash Equivalents	$39,512	$21,199
Accounts Receivable:
Trade—Net	84,197	77,947
Other	6,452	8,773
Inventories	89,754	97,851
Unbilled Receivables	19,019	20,911
Income Taxes Receivable	-	1,487
Regulatory Assets	19,958	21,650
Other	8,031	5,042
Total Current Assets	266,923	254,860

Investments	10,581	9,894
Other Assets	40,138	40,196
Goodwill	37,572	37,572
Other Intangibles—Net	10,703	11,290
Regulatory Assets	141,063	144,138

Right of Use Assets - Operating Leases	20,571	21,851

Plant
Electric Plant in Service	2,211,082	2,212,884
Nonelectric Operations	252,933	247,356
Construction Work in Progress	321,621	185,238
Total Gross Plant	2,785,636	2,645,478
Less Accumulated Depreciation and Amortization	923,948	891,684
Net Plant	1,861,688	1,753,794

Total Assets	$2,389,239	$2,273,595

See accompanying condensed notes to consolidated financial statements.

 Otter Tail Corporation

Consolidated Balance Sheets

(not audited)

(in thousands, except share data)	June 30, 2020	December 31, 2019

Liabilities and Equity

Current Liabilities
Short-Term Debt	$41,239	$6,000
Current Maturities of Long-Term Debt	261	183
Accounts Payable	133,967	120,775
Accrued Salaries and Wages	16,891	22,730
Accrued Taxes	12,193	17,525
Regulatory Liabilities	13,023	7,480
Current Operating Lease Liabilities	4,543	4,136
Other Accrued Liabilities	10,806	10,912
Total Current Liabilities	232,923	189,741

Pensions Benefit Liability	86,657	98,970
Other Postretirement Benefits Liability	71,845	71,437
Long-Term Operating Lease Liabilities	16,584	18,193
Other Noncurrent Liabilities	34,647	30,833

Commitments and Contingencies (note 9)

Deferred Credits
Deferred Income Taxes	141,538	131,941
Deferred Tax Credits	17,969	18,626
Regulatory Liabilities	238,160	239,906
Other	2,472	2,885
Total Deferred Credits	400,139	393,358

Capitalization
Long-Term Debt—Net	724,389	689,581

Cumulative Preferred Shares – Authorized 1,500,000 Shares Without Par Value; Outstanding – None	-	-

Cumulative Preference Shares – Authorized 1,000,000 Shares Without Par Value; Outstanding – None	-	-

Common Shares, Par Value $5 Per Share—Authorized, 50,000,000 Shares; Outstanding, 2020—40,848,828 Shares; 2019—40,157,591 Shares	204,244	200,788
Premium on Common Shares	390,141	364,790
Retained Earnings	233,705	222,341
Accumulated Other Comprehensive Loss	(6,035)	(6,437)
Total Common Equity	822,055	781,482
Total Capitalization	1,546,444	1,471,063
Total Liabilities and Equity	$2,389,239	$2,273,595

See accompanying condensed notes to consolidated financial statements.

Otter Tail Corporation

Consolidated Statements of Income

(not audited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per-share amounts)	2020	2019	2020	2019
Operating Revenues
Electric:
Revenues from Contracts with Customers	$97,921	$101,861	$217,878	$231,006
Changes in Accrued Revenues under Alternative Revenue Programs	209	369	122	(680)
Total Electric Revenues	98,130	102,230	218,000	230,326
Product Sales from Contracts with Customers	94,626	126,973	209,503	244,849
Total Operating Revenues	192,756	229,203	427,503	475,175
Operating Expenses
Production Fuel – Electric	8,788	8,296	22,523	27,216
Purchased Power – Electric System Use	13,682	19,633	32,512	41,585
Electric Operation and Maintenance Expenses	33,179	39,856	73,794	78,238
Cost of Products Sold (depreciation included below)	73,832	97,996	159,711	188,578
Other Nonelectric Expenses	10,762	13,262	22,662	26,739
Depreciation and Amortization	20,436	19,441	40,835	38,572
Property Taxes – Electric	4,168	3,900	8,268	7,859
Total Operating Expenses	164,847	202,384	360,305	408,787
Operating Income	27,909	26,819	67,198	66,388
Interest Charges	8,662	7,825	16,785	15,651
Nonservice Cost Components of Postretirement Benefits	868	1,075	1,739	2,110
Other Income	2,410	850	2,021	2,094
Income Before Income Taxes	20,789	18,769	50,695	50,721
Income Tax Expense	3,808	3,343	9,446	8,971
Net Income	16,981	15,426	41,249	41,750

Average Number of Common Shares Outstanding – Basic	40,513,286	39,712,036	40,365,214	39,684,679
Average Number of Common Shares Outstanding – Diluted	40,676,761	39,917,831	40,560,549	39,910,499

Basic Earnings Per Common Share	$0.42	$0.39	$1.02	$1.05

Diluted Earnings Per Common Share	$0.42	$0.39	$1.02	$1.05

See accompanying condensed notes to consolidated financial statements.

Otter Tail Corporation

Consolidated Statements of Comprehensive Income

(not audited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Net Income	$16,981	$15,426	$41,249	$41,750
Other Comprehensive Income:
Unrealized Gains on Available-for-Sale Securities:
Reversal of Previously Recognized Losses (Gains) Realized on Sale of Investments and Included in Other Income During Period	32	(4)	34	(4)
Unrealized Gains Arising During Period	92	66	218	157
Income Tax Expense	(26)	(13)	(53)	(32)
Change in Unrealized Gains on Available-for-Sale Securities – net-of-tax	98	49	199	121
Pension and Postretirement Benefit Plans:
Amortization of Unrecognized Postretirement Benefit Losses and Costs (note 11)	137	129	275	259
Income Tax Expense	(36)	(33)	(72)	(67)
Pension and Postretirement Benefit Plans – net-of-tax	101	96	203	192
Total Other Comprehensive Income	199	145	402	313
Total Comprehensive Income	$17,180	$15,571	$41,651	$42,063

See accompanying condensed notes to consolidated financial statements.

 Consolidated Statements of Common Shareholders’ Equity

For the Three- and Six-Month Periods Ended June 30, 2020 and 2019

(not audited)

(in thousands, except common shares outstanding)	Common Shares Outstanding	Par Value, Common Shares	Premium on Common Shares	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Common Equity
Balance, March 31, 2020	40,376,448	$201,882	$372,669	$231,702	$(6,234)	$800,019
Common Stock Issuances, Net of Expenses	472,380	2,362	16,235			18,597
Net Income				16,981		16,981
Other Comprehensive Income					199	199
Employee Stock Incentive Plan Expense			1,237			1,237
Common Dividends ($0.37 per share)				(14,978)		(14,978)
Balance, June 30, 2020	40,848,828	$204,244	$390,141	$233,705	$(6,035)	$822,055

Balance, March 31, 2019	39,729,708	$198,649	$342,991	$203,619	$(4,760)	$740,499
Common Stock Issuances, Net of Expenses	25,194	126	(109)			17
Net Income				15,426		15,426
Other Comprehensive Income					145	145
Employee Stock Incentive Plan Expense			2,148			2,148
Common Dividends ($0.35 per share)				(13,930)		(13,930)
Balance, June 30, 2019	39,754,902	$198,775	$345,030	$205,115	$(4,615)	$744,305

Balance, December 31, 2019	40,157,591	$200,788	$364,790	$222,341	$(6,437)	$781,482
Common Stock Issuances, Net of Expenses	729,454	3,647	23,222			26,869
Common Stock Retirements	(38,217)	(191)	(1,878)			(2,069)
Net Income				41,249		41,249
Other Comprehensive Income					402	402
Employee Stock Incentive Plan Expense			4,007			4,007
Common Dividends ($0.74 per share)				(29,885)		(29,885)
Balance, June 30, 2020	40,848,828	$204,244	$390,141	$233,705	$(6,035)	$822,055

Balance, December 31, 2018	39,664,884	$198,324	$344,250	$190,433	$(4,144)	$728,863
Common Stock Issuances, Net of Expenses	145,242	727	(710)			17
Common Stock Retirements	(55,224)	(276)	(2,454)			(2,730)
Net Income				41,750		41,750
Other Comprehensive Income					313	313
ASU 2018-02 2017 TCJA Stranded Tax Transfer				784	(784)	-
Employee Stock Incentive Plan Expense			3,944			3,944
Common Dividends ($0.70 per share)				(27,852)		(27,852)
Balance, June 30, 2019	39,754,902	$198,775	$345,030	$205,115	$(4,615)	$744,305

 Otter Tail Corporation

Consolidated Statements of Cash Flows

(not audited)

	Six Months Ended June 30,
(in thousands)	2020	2019
Operating Activities
Net Income	$41,249	$41,750
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	40,835	38,572
Deferred Tax Credits	(657)	(674)
Deferred Income Taxes	9,472	960
Change in Deferred Debits and Other Assets	5,565	3,884
Discretionary Contribution to Pension Plan	(11,200)	(10,000)
Change in Noncurrent Liabilities and Deferred Credits	5,178	11,942
Allowance for Equity/Other Funds Used During Construction	(1,858)	(688)
Stock Compensation Expense	4,007	3,944
Other—Net	(147)	276
Cash (Used for) Provided by Current Assets and Current Liabilities:
Change in Receivables	(3,929)	(30,478)
Change in Inventories	8,097	410
Change in Other Current Assets	(1,066)	2,870
Change in Payables and Other Current Liabilities	(23,562)	222
Change in Interest and Income Taxes Receivable/Payable	1,917	6,297
Net Cash Provided by Operating Activities	73,901	69,287
Investing Activities
Capital Expenditures	(119,830)	(54,012)
Proceeds from Disposal of Noncurrent Assets	3,953	3,405
Cash Used for Investments and Other Assets	(5,128)	(4,776)
Net Cash Used in Investing Activities	(121,005)	(55,383)
Financing Activities
Change in Checks Written in Excess of Cash	550	(1,120)
Net Short-Term Borrowings	35,239	18,003
Proceeds from Issuance of Common Stock	27,225	-
Common Stock Issuance Expenses	(374)	-
Payments for Shares Withheld for Employee Tax Obligations	(2,069)	(2,730)
Proceeds from Issuance of Long-Term Debt	35,000	-
Short-Term and Long-Term Debt Issuance Expenses	(179)	-
Payments for Retirement of Long-Term Debt	(90)	(84)
Dividends Paid	(29,885)	(27,852)
Net Cash Provided by (Used in) Financing Activities	65,417	(13,783)
Net Change in Cash and Cash Equivalents	18,313	121
Cash and Cash Equivalents at Beginning of Period	21,199	861
Cash and Cash Equivalents at End of Period	$39,512	$982

See accompanying condensed notes to consolidated financial statements.

OTTER TAIL CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(not audited)

In the opinion of management, Otter Tail Corporation (the Company) has included all adjustments (including normal recurring accruals) necessary for a fair presentation of the consolidated financial statements for the periods presented. The consolidated financial statements and condensed notes thereto should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019. Because of the coronavirus (COVID-19) pandemic, the seasonality of our businesses and other factors, the earnings for the three and six months ended June 30, 2020 should not be taken as an indication of earnings for all or any part of the balance of the year.

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

OTP accrues ARP revenue based on costs incurred, investments made and returns on those investments that qualify for recovery through established riders. Amounts billed under riders in effect at the time of the billing are included in revenues from contracts with customers net of amounts billed that are subject to refund through future rider adjustments. Amounts accrued and subject to recovery through future rider rate updates and adjustments are reported as changes in accrued revenues under ARPs on a separate line in the revenue section of the Company’s consolidated statement of income. See table in note 3 for total revenues billed and accrued under ARP riders for the three- and six-month periods ended June 30, 2020 and 2019.

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

See operating revenue table in note 2 for a disaggregation of the Company’s revenues by business segment for the three- and six-month periods ended June 30, 2020 and 2019.

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

The following tables present, for each of the hierarchy levels, the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019:

June 30, 2020 (in thousands)	Level 1	Level 2	Level 3
Assets:
Investments:
Equity Funds – Held by Captive Insurance Company	$1,450
Corporate Debt Securities – Held by Captive Insurance Company		$3,062
Government-Backed and Government-Sponsored Enterprises’ Debt Securities – Held by Captive Insurance Company		5,960
Other Assets:
Money Market and Mutual Funds –Retirement Plans	1,560
Total Assets	$3,010	$9,022

December 31, 2019 (in thousands)	Level 1	Level 2	Level 3
Assets:
Investments:
Equity Funds – Held by Captive Insurance Company	$1,586
Corporate Debt Securities – Held by Captive Insurance Company		$2,124
Government-Backed and Government-Sponsored Enterprises’ Debt Securities – Held by Captive Insurance Company		6,060
Other Assets:
Money Market and Mutual Funds –Retirement Plans	2,363
Total Assets	$3,949	$8,184

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

Coyote Station Lignite Supply Agreement – Variable Interest Entity

In October 2012 the Coyote Station owners, including OTP, entered into a lignite sales agreement (LSA) with Coyote Creek Mining Company, L.L.C. (CCMC), a subsidiary of The North American Coal Corporation, for the purchase of lignite coal to meet the coal supply requirements of Coyote Station for the period beginning in May 2016 and ending in December 2040. The price per ton paid by the Coyote Station owners under the LSA reflects the cost of production, along with an agreed profit and capital charge. CCMC was formed for the purpose of mining coal to meet the coal fuel supply requirements of Coyote Station from May 2016 through December 2040 and, based on the terms of the LSA, is considered a variable interest entity (VIE) due to the transfer of all operating and economic risk to the Coyote Station owners, as the agreement is structured so that the price of the coal would cover all costs of operations as well as future reclamation costs. The Coyote Station owners are required to buy certain assets of CCMC at book value should they terminate the contract prior to the end of the contract term and are providing a guarantee of the value of the equity of CCMC because the Coyote Station owners are required to buy the membership interests of CCMC at the end of the contract term at equity value. No single owner of Coyote Station owns a majority interest in Coyote Station or has the power to direct the activities that most significantly impact CCMC. Therefore, none of the owners individually, including OTP, is considered a primary beneficiary of the VIE and the Company is not required to include CCMC in its consolidated financial statements.

If the LSA terminates prior to the expiration of its term or the production period terminates prior to December 31, 2040 and the Coyote Station owners purchase all of the outstanding membership interests of CCMC, the owners will satisfy (or if permitted by CCMC’s applicable lender assume) all of CCMC’s obligations owed to CCMC’s lenders under its loans and leases. The Coyote Station owners have limited rights to assign their rights and obligations under the LSA without the consent of CCMC’s lenders during any period in which CCMC’s obligations to its lenders remain outstanding. In the event the contract is terminated prior to the end of the term due to certain events, OTP’s maximum exposure to additional costs, as a result of its involvement with CCMC, and potential impairment loss if recovery of those costs is denied by regulatory authorities, could be as high as approximately $50.0 million, OTP’s 35% share of CCMC’s unrecovered costs as of June 30, 2020.

Inventories

Inventories, valued at the lower of cost or net realizable value, consist of the following:

	June 30,	December 31,
(in thousands)	2020	2019
Finished Goods	$26,190	$31,863
Work in Process	14,418	16,508
Raw Material, Fuel and Supplies	49,146	49,480
Total Inventories	$89,754	$97,851

Intangible Assets

Intangible assets with finite lives are amortized over their estimated useful lives and reviewed for impairment in accordance with requirements under ASC Topic 360-10-35, Property, Plant, and Equipment—Overall—Subsequent Measurement.

The following table summarizes the components of the Company’s intangible assets at June 30, 2020 and December 31, 2019:

June 30, 2020 (in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Amortization Periods (months)
Amortizable Intangible Assets:
Customer Relationships	$22,491	$11,820	$10,671	82	-	182
Other	179	147	32	2	-	39
Total	$22,670	$11,967	$10,703

December 31, 2019 (in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Amortization Periods (months)
Amortizable Intangible Assets:
Customer Relationships	$22,491	$11,259	$11,232	88	-	188
Other	179	121	58	8	-	45
Total	$22,670	$11,380	$11,290

The amortization expense for these intangible assets was:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019
Amortization Expense – Intangible Assets	$291	$296	$587	$592

The estimated annual amortization expense for these intangible assets for the next five years is:

(in thousands)	2020	2021	2022	2023	2024
Estimated Amortization Expense – Intangible Assets	$1,140	$1,105	$1,105	$1,104	$1,099

Supplemental Disclosures of Cash Flow Information

	As of June 30,
(in thousands)	2020	2019
Noncash Investing Activities:
Transactions Related to Capital Additions not Settled in Cash	$61,925	$16,841

New Accounting Standards Adopted

ASU 2016-13—In June 2016 the FASB issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments—Credit Losses (Topic 326) (ASC 326), which changes how entities account for credit losses on receivables and certain other assets effective for interim and annual periods beginning on or after December 31, 2019. The guidance requires use of a current expected credit loss model, which may result in earlier recognition of credit losses than under previous accounting standards. The Company adopted ASC 326 in the first quarter of 2020. Adoption of the new standard did not have a material impact on the Company’s consolidated financial statements, and the Company did not record a cumulative effect adjustment to retained earnings on adoption.

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

Allowance for Credit Losses

Following is a summary of activity in allowances for credit losses on trade and unbilled accounts receivable across the Company:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019
Beginning Balance	$1,681	$1,533	$1,339	$1,407
Additions Charged to Expense (net of recoveries)	736	216	1,371	463
Reductions for Amounts Written Off	(317)	(58)	(610)	(179)
Ending Balance	$2,100	$1,691	$2,100	$1,691

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

Plastics consists of businesses producing PVC pipe at plants in North Dakota and Arizona. The PVC pipe is sold primarily in the United States, west of the Mississippi River.

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

All of the Company’s long-lived assets are within the United States and sales within the United States accounted for 98.9% and 98.5% of operating revenues for the respective three-month periods ended June 30, 2020 and 2019, and 99.0% and 98.8% of operating revenues for the respective six-month periods ended June 30, 2020 and 2019.

The Company evaluates the performance of its business segments and allocates resources to them based on earnings contribution and return on total invested capital. Information for the business segments for the three- and six-month periods ended June 30, 2019 and 2020 and total assets by business segment as of June 30, 2020 and December 31, 2019 are presented in the following tables:

Operating Revenue

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019
Electric Segment:
Retail Sales Revenue from Contracts with Customers	$85,344	$87,976	$192,034	$202,931
Changes in Accrued ARP Revenues	209	369	122	(680)
Total Retail Sales Revenue	85,553	88,345	192,156	202,251
Transmission Services Revenue	9,673	11,469	20,514	22,331
Wholesale Revenues – Company Generation	765	941	1,641	2,468
Other Revenues	2,162	1,489	3,718	3,303
Total Electric Segment Revenues	98,153	102,244	218,029	230,353
Manufacturing Segment:
Metal Parts and Tooling	37,267	62,541	94,478	129,265
Plastic Products and Tooling	7,840	9,353	17,723	18,398
Other	841	1,602	2,226	3,655
Total Manufacturing Segment Revenues	45,948	73,496	114,427	151,318
Plastics Segment – Sale of PVC Pipe Products	48,679	53,476	95,076	93,534
Intersegment Eliminations	(24)	(13)	(29)	(30)
Total	$192,756	$229,203	$427,503	$475,175

Interest Charges

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019
Electric	$7,348	$6,625	$14,732	$13,266
Manufacturing	554	646	1,108	1,230
Plastics	186	215	334	364
Corporate and Intersegment Eliminations	574	339	611	791
Total	$8,662	$7,825	$16,785	$15,651

Income Taxes

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019
Electric	$2,579	$1,037	$6,199	$5,808
Manufacturing	(189)	1,149	1,272	2,603
Plastics	1,818	2,044	3,735	3,373
Corporate	(400)	(887)	(1,760)	(2,813)
Total	$3,808	$3,343	$9,446	$8,971

Net Income (Loss)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019
Electric	$13,306	$7,502	$29,488	$26,202
Manufacturing	238	3,990	5,165	8,832
Plastics	5,130	5,792	10,579	9,521
Corporate	(1,693)	(1,858)	(3,983)	(2,805)
Total	$16,981	$15,426	$41,249	$41,750

Identifiable Assets

	June 30,	December 31,
(in thousands)	2020	2019
Electric	$2,054,523	$1,931,525
Manufacturing	184,462	195,742
Plastics	102,285	92,049
Corporate	47,969	54,279
Total	$2,389,239	$2,273,595

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

OTP is earning a return in all three states served by OTP on amounts invested in Merricourt while the project is under construction. Returns are recovered in Minnesota and North Dakota through RRA riders and in South Dakota through the Phase-In Rate Plan rider. As of June 30, 2020, OTP had capitalized approximately $131.7 million in project costs and allowance for funds used during construction (AFUDC) associated with Merricourt. While construction on site continues, OTP has received Notices of Force Majeure from EDF-USD claiming rights to an extension of guaranteed project completion dates and adjustments to the consideration agreed upon in the TEPC Agreement due to COVID-19 impacts. While details regarding these claims and the related impacts to the project remain uncertain, OTP currently expects Merricourt to be completed before December 31, 2020.

Astoria Station—OTP is constructing this 245 MW simple-cycle natural gas-fired combustion turbine generation facility near Astoria, South Dakota as part of its plan to reliably meet customers’ electric needs, replace expiring capacity purchase agreements and prepare for the planned retirement of its Hoot Lake Plant in 2021. A final order granting an Advanced Determination of Prudence for Astoria Station was issued by the NDPSC on November 3, 2017, subject to certain qualifications and compliance obligations. On August 3, 2018 the SDPUC issued an order granting a site permit for Astoria Station. In a September 26, 2018 hearing the NDPSC established a GCR rider for future recovery of costs incurred for Astoria Station. On March 6, 2019 the SDPUC issued an order approving a settlement that allows a phase-in rider which includes recovery of Astoria Station costs. The interconnection agreement for Astoria Station was executed by MISO in December 2018 and accepted by the FERC in January 2019. Site preparation and excavation began in May 2019, and construction is occurring on the site. As of June 30, 2020, OTP had capitalized approximately $108.0 million in project costs and AFUDC associated with Astoria Station. OTP currently expects this project will be completed in late 2020 or early 2021.

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

Following is a brief summary of recent proceedings of riders in place in each state served by OTP, followed by tables showing revenues recorded under rate riders for the three- and six-month periods ended June 30, 2020 and June 30, 2019 and a listing of rate rider updates impacting revenues in 2020 and 2019. Additional information and background on these rate riders is provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

On May 7, 2020 OTP filed reply comments in the docket within 15 days of the Minnesota Supreme Court ruling as required by the MPUC. OTP filed updated revenue requirements excluding the Brookings and Big Stone–Ellendale projects and including three projects previously requested in the Minnesota TCR rider eligibility petition. OTP requested new rates be implemented January 1, 2021 with the three new projects deemed eligible for TCR rider recovery effective January 1, 2020. OTP also requested one-half of the December 2020 tracker balance of $13.4 million be included in the January 1, 2021 revenue requirement with the remainder included in the next annual update. OTP also requested a carrying charge be included as of January 1, 2021. On June 4, 2020 the MPUC filed a Notice of Combined and Extended Comment Period for both the Minnesota TCR rider and TCR rider eligibility filing with the comment period closing on July 6, 2020 and the reply comment period closing on July 21, 2020. In the MNDOC's comments regarding eligibility for recovery of investments in the three new projects through the Minnesota TCR rider, the MNDOC recommended the MPUC reject OTP’s petition for inclusion of the three projects. In the matter of OTP’s petition for approval of a TCR annual adjustment, at the request of the MNDOC the MPUC extended the deadlines for filing initial and reply comments to August 14, 2020 and August 24, 2020, respectively. The estimated amount of higher MISO ROE revenues credited to Minnesota customers through the TCR rider through June 30, 2020, which OTP is now seeking recovery of through its Minnesota TCR rider update request, is approximately $2.6 million.

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

Generation Cost Recovery Rider—On May 15, 2019 the NDPSC approved OTP’s request to establish an initial GCR rider rate for recovery of OTP’s North Dakota jurisdictional share of the revenue requirements on its investment in Astoria Station, effective on bills rendered after July 1, 2019. On June 10, 2020 the NDPSC approved the 2020 annual update request with an effective date of July 1, 2020.

South Dakota

Phase-In Rate Plan Rider—On May 31, 2019 OTP petitioned the SDPUC for approval of its initial rate for the Phase-In Rate Plan Rider as described in OTP’s most recent South Dakota general rate case settlement stipulation and was approved by the SDPUC’s order in that rate case. The petition was OTP’s initial filing for the rider to recover OTP’s South Dakota share of actual and forecasted costs for Astoria Station and Merricourt, and to refund forecasted net benefits associated with additional load growth in the Lake Norden area. On August 21, 2019 the SDPUC approved OTP’s supplemental filing for its South Dakota Phase-In Rate Plan Rider effective September 1, 2019. On June 1, 2020 OTP filed its first annual update request to the rider with a proposed effective date of September 1, 2020.

Rate Rider Updates

The following table provides summary information on the status of updates since January 1, 2018 for the rate riders described above:

Rate Rider	R - Request Date A - Approval Date		Effective Date Requested or Approved	Annual Revenue ($000s)	Rate
Minnesota
Conservation Improvement Program
2019 Incentive and Cost Recovery	R –	May 1, 2020	October 1, 2020	$8,247	$0.00485	/kwh
2018 Incentive and Cost Recovery	A –	December 27, 2019	January 1, 2020	$11,926	$0.00710	/kwh
2017 Incentive and Cost Recovery	A –	October 4, 2018	November 1, 2018	$10,283	$0.00600	/kwh
Transmission Cost Recovery
2018 Annual Update–Updated Request	R –	May 7, 2020	January 1, 2021	$10,264	Various
2017 Rate Reset	A –	October 30, 2017	November 1, 2017	$(3,311)	Various
Environmental Cost Recovery
2018 Annual Update	A –	November 29, 2018	December 1, 2018	$-	0%	of base
Renewable Resource Adjustment
2019 Annual Update – Revised	A –	December 19, 2019	January 1, 2020	$12,506	$0.00467	/kwh
2018 Annual Update	A –	August 29, 2018	November 1, 2018	$5,886	$0.00219	/kwh
North Dakota
Renewable Resource Adjustment
2020 Annual Update	A –	March 18, 2020	April 1, 2020	$5,762	5.637%	of base
2019 Annual Update	A –	May 1, 2019	June 1, 2019	$(235)	-0.224%	of base
2018 Rate Reset for effect of TCJA	A –	February 27, 2018	March 1, 2018	$9,650	7.493%	of base
Transmission Cost Recovery
2019 Annual Update	A –	December 18, 2019	January 1, 2020	$5,739	Various
2018 Supplemental Update	A –	December 6, 2018	February 1, 2019	$4,801	Various
2018 Rate Reset for effect of TCJA	A –	February 27, 2018	March 1, 2018	$7,469	Various
Environmental Cost Recovery
2019 Update	A –	October 22, 2019	November 1, 2019	$-	0%	of base
2018 Update	A –	December 19, 2018	February 1, 2019	$(378)	-0.310%	of base
2018 Rate Reset for effect of TCJA	A –	February 27, 2018	March 1, 2018	$7,718	5.593%	of base
Generation Cost Recovery
2020 Annual Update	A –	June 10, 2020	July 1, 2020	$6,184	6.041%	of base
2019 Initial Request	A –	May 15, 2019	July 1, 2019	$2,720	2.547%	of base
South Dakota
Transmission Cost Recovery
2020 Annual Update	A –	February 19, 2020	March 1, 2020	$2,327	Various
2019 Rate Reset	A –	September 17, 2019	October 1, 2019	$2,046	Various
2019 Annual Update	A –	February 20, 2019	March 1, 2019	$1,638	Various
2018 Interim Rate Reset	A –	October 18, 2018	October 18, 2018	$1,171	Various
Environmental Cost Recovery
2018 Interim Rate Reset	A –	October 18, 2018	October 18, 2018	$(189)	-$0.00075	/kwh
Phase-In Rate Plan Recovery
2020 Annual Update	R –	June 1, 2020	September 1, 2020	$1,931	7.753%	of base
2019 Initial Request	A –	August 21, 2019	September 1, 2019	$864	3.345%	of base

Revenues Recorded under Rate Riders

The following table presents revenue recorded by OTP under rate riders in place in Minnesota, North Dakota and South Dakota.

	Three Months Ended June 30,		Six Months Ended June 30,
Rate Rider (in thousands)	2020	2019	2020	2019
Minnesota
Renewable Resource Recovery	$3,088	$1,317	$6,342	$2,633
Conservation Improvement Program Costs and Incentives	1,521	1,841	2,607	2,728
Transmission Cost Recovery	(314)	(56)	401	585
Environmental Cost Recovery	-	-	-	(1)
North Dakota
Transmission Cost Recovery	840	874	2,322	2,646
Renewable Resource Adjustment	1,070	(93)	2,199	636
Generation Cost Recovery	900	222	1,848	470
Environmental Cost Recovery	-	(12)	-	563
South Dakota
Transmission Cost Recovery	371	371	933	844
Conservation Improvement Program Costs and Incentives	210	96	554	340
Environmental Cost Recovery	-	(23)	-	(27)
Phase-In Rate Plan	(670)	-	(24)	-
Total	$7,016	$4,537	$17,182	$11,417

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

ROE—In November 2013 and February 2015, customers filed complaints with FERC seeking to reduce the ROE component of the transmission rates that MISO transmission owners, including OTP, may collect under the MISO tariff. OTP has deferred recognition and recorded a liability of $2.9 million as of June 30, 2020 as a result of the disputed ROE awaiting FERC action. The provision includes:

●	a $0.1 million refund for the first complaint period of November 2013 to February 2015 resulting from the potential reduction of the base ROE from 10.32%.

●	a $1.5 million refund related to the second complaint period of February 2015 to May 2016 resulting from a potential reduction in base ROE from 12.38%.

●	a $1.3 million refund for the period from September 2016 through June 2020 resulting from a potential reduction in base ROE from 10.82%.

Various FERC orders have been made that remain under appeal. All or some of the current liability will be refunded to customers or reversed and recognized as revenue depending on various factors including MISO’s determination of refund amounts and FERC’s final determination of the reasonableness of base ROE over various periods.

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

	June 30, 2020			Remaining Recovery/
(in thousands)	Current	Long-Term	Total	Refund Period (months)
Regulatory Assets:
Prior Service Costs and Actuarial Losses on Pensions and Other Postretirement Benefits[1]	$9,018	$124,901	$133,919	see below
Accumulated Asset Retirement Obligation (ARO) Accretion/Depreciation Adjustment[1]	-	8,243	8,243	asset lives
Minnesota Transmission Cost Recovery Rider Accrued Revenues[2]	6,563	-	6,563	12
Conservation Improvement Program Costs and Incentives[2]	276	3,553	3,829	27
MISO Schedule 26/26A Transmission Cost Recovery Rider True-ups[1]	1,500	963	2,463	30
Nonservice Costs Components of Postretirement Benefits Capitalized for Ratemaking Purposes and Subject to Deferred Recovery[1]	-	1,974	1,974	asset lives
Minnesota Renewable Resource Rider Accrued Revenues[2]	722	-	722	12
Debt Reacquisition Premiums[1]	204	430	634	147
Big Stone II Unrecovered Project Costs – Minnesota[1]	583	-	583	10
Minnesota SPP Transmission Cost Recovery Tracker[1]	-	401	401	see below
Deferred Marked-to-Market Losses[1]	372	-	372	6
Big Stone II Unrecovered Project Costs – South Dakota[1]	144	180	324	27
South Dakota Deferred Rate Case Expenses Subject to Recovery[1]	138	177	315	28
North Dakota Generation Cost Recovery Rider Accrued Revenue[2]	312	-	312	12
North Dakota Deferred Rate Case Expenses Subject to Recovery[1]	122	183	305	30
Deferred Lease Expenses[1]	-	58	58	33
Minnesota Environmental Cost Recovery Rider Accrued Revenues[2]	4	-	4	12
Total Regulatory Assets	$19,958	$141,063	$161,021
Regulatory Liabilities:
Deferred Income Taxes	$-	$138,517	$138,517	asset lives
Accumulated Reserve for Estimated Removal Costs – Net of Salvage	-	99,055	99,055	asset lives
Refundable Fuel Clause Adjustment Revenues	10,241	-	10,241	12
North Dakota Transmission Cost Recovery Rider Accrued Refund	1,010	-	1,010	6
South Dakota Phase-In Rate Plan Rider Accrued Refund	783	-	783	2
Revenue for Rate Case Expenses Subject to Refund – Minnesota	-	518	518	see below
Prior Service Costs and Actuarial Gains on Postretirement Benefits	471	-	471	12
Minnesota Energy Intensive Trade Exposed Rider Accrued Refund	198	-	198	3
South Dakota Transmission Cost Recovery Rider Accrued Refund	159	-	159	8
North Dakota Renewable Resource Recovery Rider Accrued Refund	156	-	156	9
Other	5	70	75	162
Total Regulatory Liabilities	$13,023	$238,160	$251,183
Net Regulatory Asset/(Liability) Position	$6,935	$(97,097)	$(90,162)

1 Costs subject to recovery without a rate of return.

2 Amount eligible for recovery under an alternative revenue program which includes an incentive or rate of return.

	December 31, 2019
(in thousands)	Current	Long-Term	Total	Remaining Recovery/ Refund Period (months)
Regulatory Assets:
Prior Service Costs and Actuarial Losses on Pensions and Other Postretirement Benefits[1]	$9,090	$129,102	$138,192	see below
Accumulated Asset Retirement Obligation (ARO) Accretion/Depreciation Adjustment[1]	-	7,772	7,772	asset lives
Minnesota Transmission Cost Recovery Rider Accrued Revenues[2]	4,208	-	4,208	12
Conservation Improvement Program Costs and Incentives[2]	4,024	2,844	6,868	21
MISO Schedule 26/26A Transmission Cost Recovery Rider True-ups[1]	2,033	968	3,001	24
Nonservice Costs Components of Postretirement Benefits Capitalized for Ratemaking Purposes and Subject to Deferred Recovery[1]	-	1,681	1,681	asset lives
Minnesota Renewable Resource Rider Accrued Revenues[2]	131	-	131	12
Debt Reacquisition Premiums[1]	201	548	749	153
Big Stone II Unrecovered Project Costs – Minnesota[1]	715	225	940	16
Minnesota SPP Transmission Cost Recovery Tracker[1]	-	202	202	see below
Deferred Marked-to-Market Losses[1]	743	-	743	12
Big Stone II Unrecovered Project Costs – South Dakota[1]	144	253	397	33
South Dakota Deferred Rate Case Expenses Subject to Recovery[1]	138	245	383	34
North Dakota Deferred Rate Case Expenses Subject to Recovery[1]	122	244	366	36
Deferred Lease Expenses[1]	-	54	54	39
Minnesota Environmental Cost Recovery Rider Accrued Revenues[2]	4	-	4	12
South Dakota Transmission Cost Recovery Rider Accrued Revenues[2]	97	-	97	2
Total Regulatory Assets	$21,650	$144,138	$165,788
Regulatory Liabilities:
Deferred Income Taxes	$-	$141,707	$141,707	asset lives
Accumulated Reserve for Estimated Removal Costs – Net of Salvage	-	97,726	97,726	asset lives
Refundable Fuel Clause Adjustment Revenues	3,982	-	3,982	12
North Dakota Transmission Cost Recovery Rider Accrued Refund	700	-	700	12
South Dakota Phase-In Rate Plan Rider Accrued Refund	355	-	355	9
Revenue for Rate Case Expenses Subject to Refund – Minnesota	-	401	401	see below
Prior Service Costs and Actuarial Gains on Postretirement Benefits	471	-	471	12
Minnesota Energy Intensive Trade Exposed Rider Accrued Refund	164	-	164	12
North Dakota Renewable Resource Recovery Rider Accrued Refund	1,515	-	1,515	12
North Dakota Generation Cost Recovery Rider Accrued Refund	287	-	287	6
Other	6	72	78	168
Total Regulatory Liabilities	$7,480	$239,906	$247,386
Net Regulatory Asset/(Liability) Position	$14,170	$(95,768)	$(81,598)

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

Debt Reacquisition Premiums are being recovered from OTP customers over the remaining original lives of the reacquired debt issues, the longest of which is 147 months.

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

The North Dakota Generation Cost Recovery Rider Accrued Revenues relate to revenues earned under the rider on recoverable costs incurred for the North Dakota share of OTP’s investment in Astoria Station, a natural gas-fired combustion turbine generation facility under construction near Astoria, South Dakota. The balance represents amounts subject to recovery from North Dakota customers that had not been billed to North Dakota customers as of the balance sheet date.

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

2020 Common Stock Activity

Following is a reconciliation of the Company’s common shares outstanding from December 31, 2019 through June 30, 2020:

Common Shares Outstanding, December 31, 2019	40,157,591
Issuances:
At-the-Market Offering	500,684
Automatic Dividend Reinvestment and Share Purchase Plan:
Dividends Reinvested	63,929
Cash Invested	30,345
Executive Stock Performance Awards (2017 awards earned)	62,497
Vesting of Restricted Stock Units	35,720
Employee Stock Purchase Plan:
Cash Invested	13,432
Dividends Reinvested	4,835
Restricted Stock Issued to Directors	17,400
Directors Deferred Compensation	612
Retirements:
Shares Withheld for Individual Income Tax Requirements	(38,217)
Common Shares Outstanding, June 30, 2020	40,848,828

Earnings Per Share

The numerator used in the calculation of both basic and diluted earnings per common share is net income with no adjustments for the three- and six-month periods ended June 30, 2020 and 2019. The denominator used in the calculation of basic earnings per common share is the weighted average number of common shares outstanding during the period excluding nonvested restricted shares granted to the Company’s directors, which are considered contingently returnable and not outstanding for the purpose of calculating basic earnings per share. The denominator used in the calculation of diluted earnings per common share is derived by adjusting basic shares outstanding for the items listed in the following reconciliation for the three- and six-month periods ended June 30:

	Three Months ended June 30		Six Months ended June 30
	2020	2019	2020	2019
Weighted Average Common Shares Outstanding – Basic	40,513,286	39,712,036	40,365,214	39,684,679
Plus Outstanding Share Awards net of Share Reductions for Unrecognized Stock-Based Compensation Expense and Excess Tax Benefits:
Shares Expected to be Awarded for Stock Performance Awards Granted to Executive Officers based on Measurement Period-to-Date Performance	97,401	134,137	111,519	146,148
Underlying Shares Related to Nonvested Restricted Stock Units Granted to Employees	47,331	60,168	55,614	61,783
Shares Expected to be Issued Under the Employee Stock Purchase Plan	15,833	-	15,905	-
Nonvested Restricted Shares	1,637	9,657	10,749	15,790
Shares Expected to be Issued Under the Deferred Compensation Program for Directors	1,273	1,833	1,548	2,099
Total Dilutive Shares	163,475	205,795	195,335	225,820
Weighted Average Common Shares Outstanding – Diluted	40,676,761	39,917,831	40,560,549	39,910,499

6. Share-Based Payments

Stock Incentive Awards

The following stock incentive awards were granted under the 2014 Stock Incentive Plan during the six months ended June 30, 2020.

Award	Grant Date	Shares/ Units Granted	Weighted Average Grant-Date Fair Value per Award	Vesting
Restricted Stock Units Granted:
With Dividend Equivalent:
To Key Management Employees	February 3, 2020	3,000	$54.0450	25% per year through February 6, 2024
To Executive Officers	February 12, 2020	15,300	$54.0607	25% per year through February 6, 2024
Without Dividend Equivalent:
To Nonexecutive Employees	April 20, 2020	14,975	$40.18	100% April 8, 2024
Stock Performance Awards Granted:
Under Executive Agreement	February 12, 2020	47,600	$47.10	December 31, 2022
Under Legacy Agreement	February 12, 2020	7,400	$52.20	December 31, 2022
Restricted Stock Granted to Nonemployee Directors	April 20, 2020	17,400	$44.85	33% per year through April 8, 2023

The vesting of restricted stock units is accelerated in the event of a change in control, disability, death or retirement, subject to proration in certain cases, and subject to forfeiture under the terms of the restricted stock unit award agreements. Certain restricted stock units granted to executive officers and certain key employees are eligible to receive dividend equivalent payments on all unvested awards over the awards respective vesting periods. The grant-date fair value of each restricted stock unit paying a dividend equivalent was the average of the high and low market price per share on the date of grant. The grant-date fair value of each restricted stock unit that does not pay a dividend equivalent was the average of the high and low market price per share on the date of grant, discounted for the value of the dividend exclusion on those restricted stock units over the unit’s vesting period.

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

As of June 30, 2020, the remaining unrecognized compensation expense related to outstanding, unvested stock-based compensation was approximately $4.8 million (before income taxes) which will be amortized over a weighted-average period of 2.3 years.

Amounts of compensation expense recognized under the Company’s stock-based payment programs for the three- and six-month periods ended June 30, 2020 and 2019 are presented in the table below:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019
Stock Performance Awards Granted to Executive Officers	$712	$1,418	$2,412	$2,531
Restricted Stock Dividend Equivalent Units Granted to Executive Officers and Key Employees	106	383	785	810
Restricted Stock Granted to Nonemployee Directors	236	204	440	369
Restricted Stock Units Granted to Nonexecutive Employees	141	143	275	234
ESPP (15% discount)	42	-	95	-
Totals	$1,237	$2,148	$4,007	$3,944

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

Both the Company and OTP credit agreements contain restrictions on the payment of cash dividends upon a default or event of default. An event of default would be considered to have occurred if the Company did not meet certain financial covenants. As of June 30, 2020, the Company was in compliance with these financial covenants.

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

The MPUC indirectly limits the amount of dividends OTP can pay to the Company by requiring an equity-to-total-capitalization ratio between 47.5% and 58.1% based on OTP’s 2020 capital structure petition effective by order of the MPUC on July 15, 2020. As of June 30, 2020, OTP’s equity-to-total-capitalization ratio including short-term debt was 52.9% and its net assets restricted from distribution totaled approximately $549 million. Under the 2020 capital structure petition, OTP’s total capitalization cannot exceed $1,704,607,000.

8. Leases

No update required for interim reporting periods.

9. Commitments and Contingencies

Construction and Other Purchase Commitments

At June 30, 2020 OTP had commitments under contracts, including its share of construction program commitments and other commitments, extending into 2022 of approximately $185 million. At December 31, 2019 OTP had commitments under contracts, including its share of construction program commitments and other nonlease commitments, extending into 2021 of approximately $317 million.

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

Electric Utility Capacity and Energy Requirements and Coal Purchase and Delivery Contracts

OTP has commitments for the purchase of capacity and energy requirements under agreements extending into 2043. OTP also has contracts providing for the purchase and delivery of a significant portion of its current coal requirements. OTP’s current coal purchase agreements for Coyote Station expire at the end of 2040. OTP has agreements with Peabody COALSALES, LLC (Peabody) for the purchase of subbituminous coal for Big Stone Plant’s coal requirements through December 31, 2022. There are no fixed minimum purchase requirements under these agreements but all of Big Stone Plant’s coal requirements for the period covered must be purchased exclusively from Peabody. OTP has an all-requirements agreement with Navajo Transitional Energy Co. for the purchase of subbituminous coal for Hoot Lake Plant through December 31, 2023, with no fixed minimum purchase requirement.

OTP Land Easements

OTP has commitments to make future payments for land easements not classified as leases, extending into 2034 of approximately $9.9 million.

Contingencies

OTP had a $2.9 million refund liability on its balance sheet as of June 30, 2020. This represents its best estimate of the refund obligations that would arise net of amounts that would be subject to recovery under state jurisdictional TCR riders. This is based on the outcome of the appeals of the FERC ruling reducing the ROE component of the MISO Tariff and ordering MISO to refund amounts charged in excess of the lower rate. As discussed in note 3 in greater detail, OTP believes its estimated accrued refund liability is appropriate based on the current facts and circumstances and is awaiting results of the appeal before determining if a change in this estimate will be needed.

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

On July 30, 2020 the MPUC ordered a reduction in the remaining depreciable lives of OTP’s Hoot Lake Plant and seven hydroelectric plants. The MPUC stipulated recoverability of the resulting increase in depreciation expense, which we estimate will be approximately $1.4 million on an annual basis, would be determined in OTP’s next rate case. Based on the relevant facts and circumstances, OTP has concluded the additional depreciation expense is probable of recovery and will recognize a regulatory asset for the amount of incremental expense recognized in 2020.

State implementation of pollution control plans to improve visibility and air quality at national parks under the EPA’s Regional Haze Rule (RHR) could require OTP to incur significant new costs, which could, dependent on determinations by state regulatory commissions on approval to recover such costs from customers, negatively impact OTP’s and the Company’s net income, financial position and cash flows. The North Dakota Department of Environmental Quality (NDDEQ) must submit a state implementation plan to the EPA by July 2021. While this process is still in the early stages, if the NDDEQ and/or the EPA requires sources subject to RHR Round 2 reasonable progress determinations, including Coyote Station, to undertake emissions control measures that are reasonably consistent with those required of sources during Round 1, OTP anticipates that significant emissions controls would be required at Coyote Station by December 31, 2028. In light of the costs for emissions control equipment, there are scenarios where it may not be economically feasible to invest in such equipment and an early retirement of the Coyote Station would therefore be necessary. The costs related to an early retirement of Coyote Station would be material to OTP and the Company and would be subject to state commission approval for recovery from customers.

Other

The Company is a party to litigation and regulatory enforcement matters arising in the normal course of business. The Company regularly analyzes current information and, as necessary, provides accruals for liabilities that are probable of occurring and that can be reasonably estimated. The Company believes the effect on its consolidated results of operations, financial position and cash flows, if any, for the disposition of all matters pending as of June 30, 2020, other than those relating to the RHR, will not be material.

10. Short-Term and Long-Term Borrowings

The following table presents the status of the Company’s lines of credit as of June 30, 2020 and December 31, 2019:

(in thousands)	Line Limit	In Use on June 30, 2020	Restricted due to Outstanding Letters of Credit	Available on June 30, 2020	Available on December 31, 2019
Otter Tail Corporation Credit Agreement	$170,000	$41,239	$-	$128,761	$164,000
OTP Credit Agreement	170,000	-	7,670	162,330	154,524
Total	$340,000	$41,239	$7,670	$291,091	$318,524

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

The following tables provide a breakdown of the assignment of the Company’s consolidated short-term and long-term debt outstanding as of June 30, 2020 and December 31, 2019:

June 30, 2020 (in thousands)	OTP	Otter Tail Corporation	Consolidated
Short-Term Debt	$-	$41,239	$41,239
Long-Term Debt:
3.55% Guaranteed Senior Notes, due December 15, 2026		$80,000	$80,000
Senior Unsecured Notes 4.63%, Series 2011A, due December 1, 2021	$140,000		140,000
Senior Unsecured Notes 6.15%, Series 2007B, due August 20, 2022	30,000		30,000
Senior Unsecured Notes 6.37%, Series 2007C, due August 20, 2027	42,000		42,000
Senior Unsecured Notes 4.68%, Series 2013A, due February 27, 2029	60,000		60,000
Senior Unsecured Notes 3.07%, Series 2019A, due October 10, 2029[1]	10,000		10,000
Senior Unsecured Notes 3.22%, Series 2020A, due February 25, 2030	10,000		10,000
Senior Unsecured Notes 6.47%, Series 2007D, due August 20, 2037	50,000		50,000
Senior Unsecured Notes 3.52%, Series 2019B, due October 10, 2039	26,000		26,000
Senior Unsecured Notes 3.62%. Series 2020C, due February 25, 2040	10,000		10,000
Senior Unsecured Notes 5.47%, Series 2013B, due February 27, 2044	90,000		90,000
Senior Unsecured Notes 4.07%, Series 2018A, due February 7, 2048	100,000		100,000
Senior Unsecured Notes 3.82%, Series 2019C, due October 10, 2049	64,000		64,000
Senior Unsecured Notes 3.92%, Series 2020D, due February 25, 2050	15,000		15,000
PACE Note, 2.54%, due March 18, 2021		261	261
Total	$647,000	$80,261	$727,261
Less: Current Maturities net of Unamortized Debt Issuance Costs	-	261	261
Unamortized Long-Term Debt Issuance Costs	2,281	330	2,611
Total Long-Term Debt net of Unamortized Debt Issuance Costs	$644,719	$79,670	$724,389
Total Short-Term and Long-Term Debt (with current maturities)	$644,719	$121,170	$765,889
December 31, 2019 (in thousands)
Short-Term Debt	$-	$6,000	$6,000
Long-Term Debt:
3.55% Guaranteed Senior Notes, due December 15, 2026		$80,000	$80,000
Senior Unsecured Notes 4.63%, Series 2011A, due December 1, 2021	$140,000		140,000
Senior Unsecured Notes 6.15%, Series 2007B, due August 20, 2022	30,000		30,000
Senior Unsecured Notes 6.37%, Series 2007C, due August 20, 2027	42,000		42,000
Senior Unsecured Notes 4.68%, Series 2013A, due February 27, 2029	60,000		60,000
Senior Unsecured Notes 3.07%, Series 2019A, due October 10, 2029[1]	10,000		10,000
Senior Unsecured Notes 6.47%, Series 2007D, due August 20, 2037	50,000		50,000
Senior Unsecured Notes 3.52%, Series 2019B, due October 10, 2039	26,000		26,000
Senior Unsecured Notes 5.47%, Series 2013B, due February 27, 2044	90,000		90,000
Senior Unsecured Notes 4.07%, Series 2018A, due February 7, 2048	100,000		100,000
Senior Unsecured Notes 3.82%, Series 2019C, due October 10, 2049	64,000		64,000
PACE Note, 2.54%, due March 18, 2021		351	351
Total	$612,000	$80,351	$692,351
Less: Current Maturities net of Unamortized Debt Issuance Costs	-	183	183
Unamortized Long-Term Debt Issuance Costs	2,231	356	2,587
Total Long-Term Debt net of Unamortized Debt Issuance Costs	$609,769	$79,812	$689,581
Total Short-Term and Long-Term Debt (with current maturities)	$609,769	$85,995	$695,764

1Holder is COBANK, a cooperative lender. Interest payments are subject to cash credits which may result in a lower effective interest rate.

11. Pension Plan and Other Postretirement Benefits

Pension Plan—Components of net periodic pension benefit cost of the Company's noncontributory funded pension plan are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Service Cost—Benefit Earned During the Period	$1,656	$1,373	$3,311	$2,746
Interest Cost on Projected Benefit Obligation	3,263	3,603	6,526	7,206
Expected Return on Assets	(5,505)	(5,324)	(11,010)	(10,649)
Amortization of Prior-Service Cost:
From Regulatory Asset	-	2	-	3
From Other Comprehensive Income[1]	-	2	-	4
Amortization of Net Actuarial Loss:
From Regulatory Asset	2,231	1,162	4,462	2,325
From Other Comprehensive Income[1]	55	26	110	53
Net Periodic Pension Cost[2]	$1700	$844	$3,399	$1,688
[1]Corporate cost included in nonservice cost components of postretirement benefits.
[2]Allocation of costs:
Service costs included in OTP capital expenditures	$432	$336	$855	$726
Service costs included in electric operation and maintenance expenses	1,185	1,004	2,377	1,954
Service costs included in other nonelectric expenses	39	33	79	66
Nonservice costs capitalized as regulatory assets	12	(130)	23	(280)
Nonservice costs included in nonservice cost components of postretirement benefits	32	(399)	65	(778)

Cash flows—The Company had no minimum funding requirement as of December 31, 2019 but made a discretionary plan contribution of $11.2 million in January 2020.

Executive Survivor and Supplemental Retirement Plan—Components of net periodic pension benefit cost of the Company’s unfunded, nonqualified benefit plan for executive officers and certain key management employees are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Service Cost—Benefit Earned During the Period	$44	$104	$89	$209
Interest Cost on Projected Benefit Obligation	362	434	724	868
Amortization of Prior Service Cost:
From Regulatory Asset	-	1	-	2
From Other Comprehensive Income[1]	-	4	-	8
Amortization of Net Actuarial Loss:
From Regulatory Asset	24	31	47	62
From Other Comprehensive Income[1]	85	88	171	175
Net Periodic Pension Cost[2]	$515	$662	$1,031	$1,324
[1]Amortization of prior service costs and net actuarial losses from other comprehensive income are included in nonservice cost components of postretirement benefits.
[2]Allocation of Costs:
Service costs included in electric operation and maintenance expenses	$-	$26	$-	$52
Service costs included in other nonelectric expenses	44	78	89	157
Nonservice costs included in nonservice cost components of postretirement benefits	471	558	942	1,115

Other Postretirement Benefits—Components of net periodic postretirement benefit cost for health insurance benefits for retired OTP and corporate employees, net of the effect of Medicare Part D Subsidy:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Service Cost—Benefit Earned During the Period	$462	$322	$924	$643
Interest Cost on Projected Benefit Obligation	599	772	1,197	1,542
Amortization of Prior-Service Cost:
From Regulatory Asset	(1,170)	-	(2,339)	-
From Other Comprehensive Income[1]	(29)	-	(58)	-
Amortization of Net Actuarial Loss:
From Regulatory Asset	1,052	392	2,103	785
From Other Comprehensive Income[1]	26	9	52	19
Net Periodic Postretirement Benefit Cost[2]	$940	$1,495	$1,879	$2,989
Effect of Medicare Part D Subsidy	$280	$(44)	$561	$(89)
[1]Corporate cost included in nonservice cost components of postretirement benefits.
[2]Allocation of Costs:
Service costs included in OTP capital expenditures	$120	$79	$238	$170
Service costs included in electric operation and maintenance expenses	331	235	664	458
Service costs included in other nonelectric expenses	11	8	22	15
Nonservice costs capitalized as regulatory assets	124	288	246	621
Nonservice costs included in nonservice cost components of postretirement benefits	354	885	709	1,725

12. Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash Equivalents—The carrying amount approximates fair value because of the short-term maturity of those instruments.

Short-Term Debt—The carrying amount approximates fair value because the debt obligations are short-term and the balances outstanding as of June 30, 2020 and December 31, 2019 related to the Otter Tail Corporation Credit Agreement were subject to variable interest rates of LIBOR plus 1.50%, which approximate market rates.

Long-Term Debt including Current Maturities—The fair value of the Company's and OTP’s long-term debt is estimated based on the current market indications of rates available to the Company for the issuance of debt. The fair value measurements of the Company’s long-term debt issues fall into level 2 of the fair value hierarchy set forth in ASC 820.

	June 30, 2020		December 31, 2019
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and Cash Equivalents	$39,512	$39,512	$21,199	$21,199
Short-Term Debt	(41,239)	(41,239)	(6,000)	(6,000)
Long-Term Debt including Current Maturities	(724,650)	(795,995)	(689,764)	(742,279)

13. Property, Plant and Equipment

No update required for interim reporting period.

14. Income Tax Expense

The following table provides a reconciliation of income tax expense calculated at the net composite federal and state statutory rate on income before income taxes and income tax expense reported on the Company’s consolidated statements of income for the three- and six-month periods ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Income Before Income Taxes	$20,789	$18,769	$50,695	$50,721
Tax Computed at Company’s Net Composite Federal and State Statutory Rate (26%)	$5,405	$4,879	$13,181	$13,187
(Decreases) Increases in Tax from:
Differences Reversing in Excess of Federal Rates	(543)	(774)	(1,772)	(1,757)
Allowance for Funds Used During Construction – Equity	(248)	(94)	(560)	(180)
Excess Tax Deduction – Equity Method Stock Awards	-	-	(535)	(827)
North Dakota Wind Tax Credit Amortization – Net of Federal Taxes	(258)	(258)	(516)	(516)
Research and Development and Other Tax Credits	(333)	(187)	(387)	(375)
Corporate Owned Life Insurance	(193)	(150)	14	(559)
Other Items – Net	(22)	(73)	21	(2)
Income Tax Expense	$3,808	$3,343	$9,446	$8,971
Effective Income Tax Rate	18.3%	17.8%	18.6%	17.7%

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

(in thousands)	2020	2019
Balance on January 1	$1,488	$1,282
Decreases Related to Tax Positions for Prior Years	(42)	-
Increases Related to Tax Positions for Current Year	81	75
Uncertain Positions Resolved During Year	-	(42)
Balance on June 30	$1,527	$1,315

The balance of unrecognized tax benefits as of June 30, 2020 would reduce the Company’s effective tax rate if recognized. The total amount of unrecognized tax benefits as of June 30, 2020 could be reduced by as much as $725,000 within the next 12 months due to expected settlement. The Company classifies interest and penalties on tax uncertainties as components of the provision for income taxes in its consolidated statement of income.

The Company and its subsidiaries file a consolidated U.S. federal income tax return and various state income tax returns. As of August 1, 2020, with limited exceptions, the Company is no longer subject to examinations by taxing authorities for tax years prior to 2016 for federal, Minnesota and North Dakota income taxes.

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations

COVID-19

Otter Tail Corporation (the Company, we, us and our) continues to monitor the progression of the novel coronavirus (COVID-19) and its impact on our businesses, employees, customers, construction contractors and vendors. As this pandemic continues, we are following the directives and advice of government leaders and medical professionals and have adopted practices to help curtail the spread of the virus and mitigate its impact on our communities, employees, construction contractors, customers and business operations. Our Electric segment business provides a critical service to our customers and our manufacturing platform businesses provide products and support to critical infrastructure industries. All of our operating companies have been deemed critical infrastructure businesses. Accordingly, we continue to operate our businesses in a manner that is safe for our employees and our customers.

COVID-19 and the resulting economic conditions have had a material negative impact on the results of operations in our Manufacturing segment, and, to a lesser extent, also impacted the results of operations of our Electric and Plastics segments, but have not had a material impact on our consolidated financial position or liquidity. We began to see a reduction in customer demand in our Manufacturing segment in late March 2020 and have experienced significantly lower levels of customer demand in this segment through the end of June 2020. We anticipate this reduced demand will continue over the near term. Within our Electric segment, we have experienced reduced demand from commercial and industrial customers, and the risk of disruptions for our capital projects, including Merricourt and Astoria Station, also continues. With over 250 individuals working on the Astoria Station site at times during various stages of construction, 26 have tested positive for COVID-19. Continued or additional incidence of infection at the Astoria Station or Merricourt sites, may result in delayed completion schedules and increased costs for these projects. In our Plastics segment, we experienced lower sales in the second quarter as distributors reduced inventory levels due to uncertainty over the impact of COVID-19.

Beginning in April 2020, in response to the actual and anticipated impact of COVID-19 on our business operations, we have implemented a variety of policies, including furloughs, shift and pay reductions, wage and hiring freezes, suspension of certain employee benefits, a workforce reduction and other cost reduction efforts to mitigate the negative impact to our financial results. We continue to monitor the impacts of the pandemic on our businesses and will adjust our response as circumstances evolve.

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

Results of Operations

Following is an analysis of the Company’s operating results by business segment for the three and six months ended June 30, 2020 and 2019 followed by a discussion of changes in our consolidated financial position during the six months ended June 30, 2020 and our business outlook for the remainder of 2020.

Comparison of the Three Months Ended June 30, 2020 and 2019

Consolidated operating revenues were $192.8 million for the three months ended June 30, 2020 compared with $229.2 million for the three months ended June 30, 2019. Operating income was $27.9 million for the three months ended June 30, 2020 compared with $26.8 million for the three months ended June 30, 2019. The Company recorded diluted earnings per share of $0.42 for the three months ended June 30, 2020 compared with $0.39 for the three months ended June 30, 2019.

Amounts presented in the segment tables that follow for operating revenues, cost of products sold and other nonelectric operating expenses for the three-month periods ended June 30, 2020 and 2019 will not agree with amounts presented in the consolidated statements of income due to the elimination of intersegment transactions. The amounts of intersegment eliminations by income statement line item are listed below:

Intersegment Eliminations (in thousands)	June 30, 2020	June 30, 2019
Operating Revenues:
Electric	$23	$14
Nonelectric	1	(1)
Costs of Products Sold	2	3
Other Nonelectric Expenses	22	10

Electric

	Three Months Ended
	June 30,			%
(in thousands)	2020	2019	Change	Change
Retail Sales Revenues from Contracts with Customers	$85,344	$87,976	$(2,632)	(3.0)
Changes in Accrued Revenues under Alternative Revenue Programs	209	369	(160)	(43.4)
Total Retail Sales Revenue	$85,553	$88,345	$(2,792)	(3.2)
Transmission Services Revenue	9,673	11,469	(1,796)	(15.7)
Wholesale Revenues – Company Generation	765	941	(176)	(18.7)
Other Revenues	2,162	1,489	673	45.2
Total Operating Revenues	$98,153	$102,244	$(4,091)	(4.0)
Production Fuel	8,788	8,296	492	5.9
Purchased Power – System Use	13,682	19,633	(5,951)	(30.3)
Electric Operation and Maintenance Expenses	33,179	39,856	(6,677)	(16.8)
Depreciation and Amortization	15,740	15,082	658	4.4
Property Taxes	4,168	3,900	268	6.9
Operating Income	$22,596	$15,477	7,119	46.0
Electric Megawatt-hour (mwh) Sales
Retail mwh Sales	1,033,053	1,088,052	(54,999)	(5.1)
Wholesale mwh Sales – Company Generation	42,140	42,805	(665)	(1.6)
HDDs	635	580	55	9.5
CDDs	170	104	66	63.5

The following table shows heating and cooling degree days as a percent of normal:

	Three Months ended June 30,
	2020	2019
HDDs	122.1%	112.6%
CDDs	156.0%	95.4%

The following table summarizes the estimated effect on diluted earnings per share of the difference in retail kwh sales under actual weather conditions and expected retail kwh sales under normal weather conditions in the second quarters of 2020 and 2019 and between quarters:

	2020 vs Normal	2019 vs Normal	2020 vs 2019
Effect on Diluted Earnings Per Share	$0.03	$0.01	$0.02

The $2.8 million decrease in retail sales revenue includes:

●

A $4.2 million decrease in retail revenue related to the recovery of decreased fuel and purchased power costs incurred to serve retail customers. Decreased commercial and industrial demand related to COVID-19 contributed to the 5.1% decrease in retail kwh sales and a $5.2 million decrease in fuel and purchased power costs to serve retail customers.

●

A $2.7 million decrease in revenue due to decreased kwh sales to commercial and industrial customers, exclusive of the decrease in fuel cost recovery revenues, mainly due to COVID-19-related impacts in the second quarter of 2020.

●	A $1.0 million combined decrease in South Dakota Phase-In Rider revenues and Minnesota Conservation Improvement Program Rider revenues.

These decreases in revenue were partially offset by:

●

A $2.9 million increase in Minnesota and North Dakota renewable rider revenues related to earning a return on funds invested in the Merricourt Wind Energy Center (Merricourt) while the project is under construction.

●	A $1.3 million increase in revenues related to increased consumption due to favorable quarter over quarter weather impacts.

●

A $0.7 million increase in revenues from the North Dakota Generation Rider which went into effect in July 2019 to provide a return on funds invested in Astoria Station while the generation project is under construction.

●	A $0.2 million increase in revenue related to volume sales increases of electricity to residential customers exclusive of the impact of weather on sales.

Transmission services revenue decreased $1.8 million mainly due to lower tariffs and decreased transmission volume resulting from lower electrical demand partially attributable to the impact of COVID-19.

The $0.7 million increase in other revenue includes $1.0 million from a commercial customer in the second quarter of 2020, partially offset by a $0.3 million decrease in revenue from steam sales to an ethanol producer due to Big Stone Plant being on economic dispatch and not producing steam at certain times during the second quarter of 2020.

Production fuel costs increased $0.5 million despite an 11.7% decrease in kwhs generated from our fuel-burning plants, mainly as a result of a 20.0% increase in fuel-cost per kwh of generation, weighted heavily by higher fuel costs per kwh of generation at Coyote Station in the second quarter of 2020. Coyote Station was down for maintenance in the second quarter of 2019.

The cost of purchased power to serve retail customers decreased $6.0 million as a result of a 26.2% decrease in purchased power prices, driven mainly by low prices for natural gas-fired generation, and a 5.6% decrease in kwhs purchased. The decrease in purchased power volume is due, in part, to COVID-19-related declines in electricity use by commercial and industrial customers.

Electric operating and maintenance expense decreased $6.7 million, including:

●	A $3.0 million decrease in contracted services and materials and supplies expenses at Coyote Station related to the plant's second quarter 2019 extended maintenance outage.

●	A $1.1 million decrease in labor and benefit expenses.

●	A $1.0 million decrease in transmission tariff expenses related to decreased kwh purchases and decreased transmission tariff rates.

●	A $0.9 million decrease in vegetation maintenance expenses and conservation improvement program expenditures.

●	A $0.6 million decrease in materials and supplies and contracted services expenses at Hoot Lake Plant related to second quarter 2019 turbine repairs.

A $0.4 million decrease in travel-related expenses related to COVID-19 travel restrictions was offset by a $0.4 million increase in customer bad debt expense provisions due to adoption of COVID-19-related service suspension and debt collection policies.

Depreciation expense increased $0.7 million mainly due to 2019 capital additions for generation and transmission plant.

Manufacturing

	Three Months Ended
	June 30,			%
(in thousands)	2020	2019	Change	Change
Operating Revenues	$45,948	$73,496	$(27,548)	(37.5)
Cost of Products Sold	36,087	56,364	(20,277)	(36.0)
Operating Expenses	5,499	7,954	(2,455)	(30.9)
Depreciation and Amortization	3,739	3,419	320	9.4
Operating Income	$623	$5,759	$(5,136)	(89.2)

The $27.5 million decrease in revenues in our Manufacturing segment includes the following:

●

Revenues at BTD Manufacturing, Inc. (BTD) decreased $26.0 million. Parts revenue was down $19.8 million related to decreased sales volumes to all end market customer categories served by BTD, in order of magnitude: recreational vehicle, construction, lawn and garden, agricultural, industrial and energy equipment end markets, as customers implemented temporary plant shutdowns due to the COVID-19 pandemic. Lower prices related to the pass through of lower material costs accounted for a $5.9 million decrease in parts revenue, partially offset by $0.5 million in price increases exclusive of the pass through of material cost reductions. Scrap revenue decreased $0.8 million due to a 46.8% decrease in scrap volume and a 5.1% decrease in scrap metal prices.

●

Revenues at T.O. Plastics, Inc. (T.O. Plastics), our manufacturer of thermoformed plastic and horticultural products, decreased $1.5 million primarily due to decreases of $0.9 million in sales of horticultural containers, $0.3 million in industrial sales and $0.2 million in life sciences product sales. The decreased sales level was mainly due to market softness generated by the uncertainty of how COVID-19 was going to impact these end markets.

The $20.3 million decrease in cost of products sold in our Manufacturing segment includes the following:

●	Cost of products sold at BTD decreased $19.5 million as a result of both the decreased sales volume and the $5.9 million in lower material costs passed through to customers.

●	Cost of products sold at T.O. Plastics decreased $0.8 million related to the decrease in sales volume.

The $2.5 million decrease in operating expenses in our Manufacturing segment includes a $2.3 million decrease in operating expenses at BTD related to initiatives taken at BTD to mitigate the negative impacts on sales related to COVID-19, mainly reductions in salaries, incentives and benefits, travel and outside services expenditures. Operating expenses at T.O. Plastics decreased $0.2 million, mainly due to decreases in salaries and incentives.

BTD incurred $1.0 million in termination costs in the second quarter of 2020, with $0.9 million charged to cost of products sold and $0.1 million charged to operating expense, related to headcount reductions across all its sites in response to the ongoing reduction in sales volume.

We estimate COVID-19 issues at BTD negatively impacted our second quarter earnings by approximately $0.08 per share. This relates to reduced sales, as customers initiated or continued temporary plant shutdowns which caused lost labor productivity, and costs related to personal protective equipment. BTD also continued to pay health care costs for furloughed employees.

Plastics

	Three Months Ended
	June 30,			%
(in thousands)	2020	2019	Change	Change
Operating Revenues	$48,679	$53,476	$(4,797)	(9.0)
Cost of Products Sold	37,747	41,635	(3,888)	(9.3)
Operating Expenses	2,970	2,949	21	0.7
Depreciation and Amortization	872	861	11	1.3
Operating Income	$7,090	$8,031	$(941)	(11.7)

Plastics segment revenues and operating income decreased $4.8 million and $0.9 million, respectively, due to a 5.8% decrease in pounds of polyvinyl chloride (PVC) pipe sold in combination with a 3.3% decrease in PVC pipe prices. The decrease in sales volume is attributed to a drop in sales to distributors who reduced inventory levels due to uncertainty over the impact of COVID-19 on sales and expectations of PVC pipe prices decreasing in light of declining resin prices in the second quarter of 2020. Cost of products sold decreased $3.9 million due to the decrease in sales volume and a 3.7% decrease in the cost per pound of PVC pipe sold mainly due to a decrease in resin costs. The decrease in pipe prices partially offset by a decrease in resin prices resulted in a 2.0% decrease in gross margin per pound of PVC pipe sold.

Corporate

Corporate includes items such as corporate staff and overhead costs, the results of our captive insurance company and other items excluded from the measurement of operating segment performance. Corporate is not an operating segment. Rather it is added to operating segment totals to reconcile to totals on our consolidated statements of income.

	Three Months Ended
	June 30,			%
(in thousands)	2020	2019	Change	Change
Operating Expenses	$2,315	$2,369	$(54)	(2.3)
Depreciation and Amortization	85	79	6	7.6

Interest Charges

Interest charges increased to $8.7 million in the three months ended June 30, 2020 from $7.8 million in the three months ended June 30, 2019. The $0.9 million increase in interest charges is primarily due to an increase in interest expense at OTP related to debt issuances of $100 million in October of 2019 and $35 million in February of 2020 under OTP’s 2019 Note Purchase Agreement.

Other Income

Other income increased to $2.4 million in the three months ended June 30, 2020 from $0.8 million in the three months ended June 30, 2019. The $1.6 million increase in other income includes:

●	A $0.7 million increase in allowance for equity funds used during construction at OTP mostly related to the Minnesota share of construction work in progress on OTP’s Astoria Station project.

●	A $0.6 million increase in the cash surrender value of corporate-owned life insurance policies held by the Company.

●	A $0.2 million increase in unrealized gains earned on equity investments held by our captive insurance company, Otter Tail Assurance Limited.

Income Tax Expense

Income tax expense increased $0.5 million in the three months ended June 30, 2020 compared with the three months ended June 30, 2019 mainly due to the tax effect of a $2.0 million increase in income before income taxes. The following table provides a reconciliation of income tax expense calculated at our net composite federal and state statutory rate on income before income taxes on our consolidated statements of income.

	Three Months Ended June 30,
(in thousands)	2020	2019
Income Before Income Taxes	$20,789	$18,769
Tax Computed at Company’s Net Composite Federal and State Statutory Rate (26%)	$5,405	$4,879
(Decreases) Increases in Tax from:
Differences Reversing in Excess of Federal Rates	(543)	(774)
Research and Development and Other Tax Credits	(333)	(187)
North Dakota Wind Tax Credit Amortization – Net of Federal Taxes	(258)	(258)
Allowance for Funds Used During Construction – Equity	(248)	(94)
Corporate Owned Life Insurance	(193)	(150)
Other Items – Net	(22)	(73)
Income Tax Expense	$3,808	$3,343
Effective Income Tax Rate	18.3%	17.8%

Comparison of the Six Months Ended June 30, 2020 and 2019

Consolidated operating revenues were $427.5 million for the six months ended June 30, 2020 compared with $475.2 million for the six months ended June 30, 2019. Operating income was $67.2 million for the six months ended June 30, 2020 compared with $66.4 million for the six months ended June 30, 2019. The Company recorded diluted earnings per share of $1.02 for the six months ended June 30, 2020 compared with $1.05 for the six months ended June 30, 2019.

Amounts presented in the segment tables that follow for operating revenues, cost of products sold and other nonelectric operating expenses for the six-month periods ended June 30, 2020 and 2019 will not agree with amounts presented in the consolidated statements of income due to the elimination of intersegment transactions. The amounts of intersegment eliminations by income statement line item are listed below:

Intersegment Eliminations (in thousands)	June 30, 2020	June 30, 2019
Operating Revenues:
Electric	$29	$27
Nonelectric	--	3
Costs of Products Sold	7	20
Other Nonelectric Expenses	22	10

Electric

	Six Months Ended
	June 30,			%
(in thousands)	2020	2019	Change	Change
Retail Sales Revenues from Contracts with Customers	$192,034	$202,931	$(10,897)	(5.4)
Changes in Accrued Revenues under Alternative Revenue Programs	122	(680)	802	117.9
Total Retail Sales Revenue	$192,156	$202,251	$(10,095)	(5.0)
Transmission Services Revenue	20,514	22,331	(1,817)	(8.1)
Wholesale Revenues – Company Generation	1,641	2,468	(827)	(33.5)
Other Revenues	3,718	3,303	415	12.6
Total Operating Revenues	$218,029	$230,353	$(12,324)	(5.4)
Production Fuel	22,523	27,216	(4,693)	(17.2)
Purchased Power – System Use	32,512	41,585	(9,073)	(21.8)
Other Operation and Maintenance Expenses	73,794	78,238	(4,444)	(5.7)
Depreciation and Amortization	31,416	29,567	1,849	6.3
Property Taxes	8,268	7,859	409	5.2
Operating Income	$49,516	$45,888	$3,628	7.9
Electric mwh Sales
Retail mwh Sales	2,462,963	2,566,191	(103,228)	(4.0)
Wholesale mwh Sales – Company Generation	81,064	82,139	(1,075)	(1.3)
HDDs	3,907	4,650	(743)	(16.0)
CDDs	170	104	66	63.5

The following table shows heating and cooling degree days as a percent of normal:

	Six Months ended June 30,
	2020	2019
HDDs	99.1%	118.6%
CDDs	156.0%	95.4%

The following table summarizes the estimated effect on diluted earnings per share of the difference in retail kwh sales under actual weather conditions and expected retail kwh sales under normal weather conditions in the first six months of 2020 and 2019 and between the periods:

	2020 vs Normal	2019 vs Normal	2020 vs 2019
Effect on Diluted Earnings Per Share	$0.01	$0.08	$(0.07)

The $10.1 million decrease in retail sales revenue includes:

●

A $12.0 million decrease in retail revenue related to the recovery of decreased fuel and purchased power costs to serve retail customers. Decreased demand caused by the milder winter weather and the impacts of COVID-19 contributed to a 20.1% decrease in kwhs generated for system use and a $4.1 million decrease in fuel costs. Purchased power costs decreased by $9.1 million despite a 5.1% increase in kwhs purchased due to a 25.6% decrease in purchased power prices.

●

A $3.9 million decrease in revenues related to decreased consumption due to milder weather in the first six months of 2020 compared with the first six months of 2019, evidenced by a 16.0% decrease in heating-degree days between the periods.

●

A $1.0 million decrease in retail revenue in South Dakota related to the first quarter 2019 reversal of a tax refund provision accrued in 2018 in connection with OTP's 2018 South Dakota rate case settlement agreement.

●

A $0.4 million decrease in revenue due to decreased kwh sales to commercial and industrial customers resulting from a $2.2 million reduction in commercial and industrial sales due to COVID-19-related impacts on sales in the second quarter of 2020, mostly offset by increased sales resulting from a large commercial customer expanding its production capacity and increasing demand.

●	A $0.2 million decrease in transmission rider revenues.

These decreases in revenue were partially offset by:

●	A $5.3 million increase in Minnesota and North Dakota renewable rider revenues related to earning a return on funds invested in Merricourt while the project is under construction.

●

$1.4 million in revenues from the North Dakota Generation Rider which went into effect in July 2019 to provide a return on funds invested in Astoria Station while the generation project is under construction.

●	A $0.6 million increase in revenue related to volume sales increases of electricity to residential and commercial customers exclusive of the impact of weather on sales.

Transmission services revenue decreased $1.8 million mainly due to a reduction in transmission tariff revenues related to decreased transmission volume resulting from lower electrical demand partially attributable to the impact of COVID-19.

Wholesale electric revenues decreased $0.8 million due to lower wholesale electric prices and a 1.3% decrease in wholesale kwh sales. The lower wholesale prices per kwh resulted in a $0.2 million decrease in margins on wholesale energy sales from OTP’s generating units in the first six months of 2020 compared with the first six months of 2019.

Production fuel costs decreased $4.7 million due to a 23.2% decrease in kwhs generated at OTP’s fuel-burning generation plants, partially offset by a 7.8% increase in fuel costs per kwh generated. A 69.7% increase in generation at Coyote Station, which was offline for maintenance during the entire second quarter of 2019, was more than offset by decreases in generation at both Big Stone Plant and Hoot Lake Plant, which were curtailed due to economic dispatch as reduced demand and lower prices for alternative fuels and generation sources drove market prices for electricity down in the second quarter of 2020.

The cost of purchased power to serve retail customers decreased $9.1 million as a result of a 25.6% decrease in purchased power prices, partially offset by a 5.1% increase in kwhs purchased. The decrease in market prices for electricity was driven by low prices for natural gas-fired generation in combination with lower demand in the second quarter of 2020 due to COVID-19-related declines in electricity use by commercial and industrial consumers.

Electric operating and maintenance expense decreased $4.4 million, including:

●	A $3.4 million decrease in contracted services and materials and supplies expenses at Coyote Station, mainly related to the plant's second quarter 2019 extended maintenance outage.

●	A $1.5 million decrease in transmission tariff expenses related to decreased rates.

●	A $0.5 million decrease in materials and supplies and contracted services expenses at Hoot Lake Plant related to second quarter 2019 turbine repairs.

●	A $0.5 million decrease in pollution control reagent costs due to a 23.9% decrease in kwhs generated at OTP’s coal burning plants between periods.

These items were partially offset by:

●	A $1.6 million net increase in labor and benefit costs.

A $0.7 million decrease in travel and employee education expenses related to COVID-19 travel restrictions and social distancing requirements was offset by a $0.7 million increase in customer bad debt expense provisions due to adoption of COVID-19-related service suspension and debt collection policies.

Depreciation expense increased $1.8 million mainly due to 2019 capital additions for generation and transmission plant, the new customer information system that went into service during the first quarter of 2019 and new service vehicles.

Property tax expense increased $0.4 million due to property additions and increased jurisdictional valuations.

Manufacturing

	Six Months Ended
	June 30,			%
(in thousands)	2020	2019	Change	Change
Operating Revenues	$114,427	$151,318	$(36,891)	(24.4)
Cost of Products Sold	86,701	115,603	(28,902)	(25.0)
Operating Expenses	12,777	16,034	(3,257)	(20.3)
Depreciation and Amortization	7,485	7,101	384	5.4
Operating Income	$7,464	$12,580	$(5,116)	(40.7)

The $36.9 million decrease in revenues in our Manufacturing segment includes the following:

●

Revenues at BTD decreased $36.2 million. Parts revenue was down $22.5 million related to decreased sales volumes to all end market customer categories served by BTD, in order of magnitude: recreational vehicle, construction, lawn and garden, agricultural, energy equipment and industrial end markets, as customers implemented temporary plant shutdowns due to the COVID-19 pandemic. Lower prices related to the pass through of lower material costs accounted for a $13.0 million decrease in parts revenue, partially offset by $0.6 million in price increases exclusive of the pass through of material cost reductions. In addition to the decrease in parts revenue, scrap revenue decreased $1.4 million due to a 30.1% decrease in scrap volume and a 13.0% decrease in scrap metal prices.

●

Revenues at T.O. Plastics decreased $0.7 million primarily due to a $0.6 million decrease in industrial sales and a $0.3 million decrease in sales of life sciences products and scrap material, partially offset by a $0.2 million increase in sales of horticultural containers. The $0.9 million in decreased sales of industrial and life sciences products is associated with lower demand from customers due to COVID-19-related impacts on customer’s production and sales activity.

The $28.9 million decrease in cost of products sold in our Manufacturing segment includes the following:

●	Cost of products sold at BTD decreased $29.1 million as a result of both the decreased sales volume and the $13.0 million in lower material costs passed through to customers.

●

Cost of products sold at T.O. Plastics increased $0.2 million due to an increases in rental costs for more warehouse space and increases in other indirect costs, despite a $0.5 million decrease in material costs related to the decrease in sales volume.

The $3.3 million decrease in operating expenses in our Manufacturing segment includes a $2.5 million decrease in operating expenses at BTD related to initiatives taken at BTD to mitigate the negative impacts on sales related to COVID-19, mainly reductions in salaries, incentives and benefits, travel and outside services expenditures. Operating expenses at T.O. Plastics decreased $0.8 million, including $0.4 million as a result of the receipt of insurance settlement proceeds in the first quarter of 2020 and a $0.3 million write off of the value of destroyed property in 2019 related to the March 2019 partial roof collapse. T.O, Plastics travel and other selling expenses decreased by $0.1 million due to restrictions on activity in response to COVID-19-related safety initiatives.

BTD incurred $1.0 million in termination costs in the second quarter of 2020, with $0.9 million charged to cost of products sold and $0.1 million charged to operating expense, related to headcount reductions across all its sites in response to the ongoing reduction in sales volume.

We estimate COVID-19 issues at BTD negatively impacted our earnings by approximately $0.09 per share in the first six months of 2020. This relates to reduced sales as customers initiated or continued temporary plant shutdowns which caused lost labor productivity, and costs related to personal protective equipment. BTD also continued to pay health care costs for furloughed employees.

Plastics

	Six Months Ended
	June 30,			%
(in thousands)	2020	2019	Change	Change
Operating Revenues	$95,076	$93,534	$1,542	1.6
Cost of Products Sold	73,017	72,995	22	--
Operating Expenses	5,740	5,614	126	2.2
Depreciation and Amortization	1,762	1,752	10	0.6
Operating Income	$14,557	$13,173	$1,384	10.5

Plastics segment revenues and operating income increased $1.5 million and $1.4 million, respectively, due to a 4.4% increase in pounds of pipe sold, partially offset by a 2.6% decrease in PVC pipe prices. The sales volume increase resulted mainly from weather conditions that negatively impacted sales across our sales territory in the first quarter of 2019. Cost of products sold remained unchanged despite the increase in sales volume due to a 4.2% decrease in the cost per pound of pipe sold, mainly due to decreased resin costs. These items resulted in a 2.9% increase in gross margin per pound of PVC pipe sold.

Corporate

Corporate includes items such as corporate staff and overhead costs, the results of our captive insurance company and other items excluded from the measurement of operating segment performance. Corporate is not an operating segment. Rather it is added to operating segment totals to reconcile to totals on our consolidated statements of income.

	Six Months Ended
	June 30,			%
(in thousands)	2020	2019	Change	Change
Operating Expenses	$4,167	$5,101	$(934)	(18.3)
Depreciation and Amortization	172	152	20	13.2

Corporate operating expenses decreased $0.9 million mainly as a result of a net decrease in incentive and benefit costs of $0.5 million and a $0.3 million decrease in contracted service expenditures.

Interest Charges

Interest charges increased to $16.8 million in the six months ended June 30, 2020 from $15.7 million in the six months ended June 30, 2019. The $1.1 million increase in interest charges is primarily due to an increase in interest expense at OTP related to debt issuances of $100 million in October of 2019 and $35 million in February of 2020 under OTP’s 2019 Note Purchase Agreement.

Income Tax Expense

Income tax expense increased $0.5 million in the six months ended June 30, 2020 compared with the six months ended June 30, 2019. The following table provides a reconciliation of income tax expense calculated at our net composite federal and state statutory rate on income before income taxes on our consolidated statements of income.

	Six Months Ended June 30,
(in thousands)	2020	2019
Income Before Income Taxes	$50,695	$50,721
Tax Computed at Company’s Net Composite Federal and State Statutory Rate (26%)	$13,181	$13,187
(Decreases) Increases in Tax from:
Differences Reversing in Excess of Federal Rates	(1,772)	(1,757)
Allowance for Funds Used During Construction – Equity	(560)	(180)
Excess Tax Deduction – Equity Method Stock Awards	(535)	(827)
North Dakota Wind Tax Credit Amortization – Net of Federal Taxes	(516)	(516)
Research and Development and Other Tax Credits	(387)	(375)
Corporate Owned Life Insurance	14	(559)
Other Items – Net	21	(2)
Income Tax Expense	$9,446	$8,971
Effective Income Tax Rate	18.6%	17.7%

Liquidity

We believe our financial condition is strong and our cash, other liquid assets, operating cash flows, existing lines of credit, access to capital markets, and borrowing ability because of investment-grade credit ratings, when taken together, provide us ample liquidity to conduct business operations and fund capital expenditures related to expansion of existing businesses and development of new projects. Our liquidity, including our operating cash flows and access to capital markets, can be impacted by macroeconomic factors outside of our control, such as those which may be caused by COVID-19. In addition, our liquidity could be impacted by non-compliance with covenants under our various debt instruments. As of June 30, 2020, we were in compliance with all debt covenants (see the Financial Covenant section under Capital Resources below).

As of June 30, 2020, COVID-19 and the resulting deteriorating economic conditions had not had a material impact on our liquidity. We continue to have sufficient liquidity under our credit facilities to support our operating companies based on the current economic environment. We are closely monitoring our liquidity and capital market conditions given the uncertainty surrounding the impact of COVID-19, which could have an adverse effect on the availability and terms of future debt and equity financing.

The following table presents the status of our lines of credit as of June 30, 2020 and December 31, 2019:

(in thousands)	Line Limit	In Use on June 30, 2020	Restricted due to Outstanding Letters of Credit	Available on June 30, 2020	Available on December 31, 2019
Otter Tail Corporation Credit Agreement	$170,000	$41,239	$--	$128,761	$164,000
OTP Credit Agreement	170,000	--	7,670	162,330	154,524
Total	$340,000	$41,239	$7,670	$291,091	$318,524

We have adopted an internal risk tolerance metric to maintain a minimum of $50 million of liquidity under the Otter Tail Corporation Credit Agreement. Should additional liquidity be needed, this agreement includes an accordion feature allowing us to increase the amount available to $290 million, subject to certain terms and conditions. The OTP Credit Agreement also includes an accordion feature allowing OTP to increase that facility to $250 million, subject to certain terms and conditions.

We expect to issue our Series 2020B Notes on August 20, 2020 to provide an additional $40.0 million of liquidity. Our At-the-Market equity offering program, which allows us to sell common shares up to an aggregate sales price of $75 million, remains in effect. We issued $27.0 million of common equity under our At-the-Market offering program, Dividend Reinvestment and Employee Stock Purchase plans in the first six months of 2020. We expect to issue up to an additional $28 million in common equity under these programs barring any further deteriorations of the capital markets from the COVID-19 pandemic or other factors. If weakened economic conditions persist for a prolonged period of time, we are prepared to add additional liquidity as necessary, including exercising the accordion features under our lines of credit to increase our available borrowing capacity under the lines by a combined $200 million.

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

2020 Cash Flows Compared with 2019 Cash Flows

Cash provided by operating activities was $73.9 million for the six months ended June 30, 2020 compared with cash provided by operating activities of $69.3 million for the six months ended June 30, 2019. The primary reasons for the $4.6 million increase in cash provided by operations between the quarters were a $2.3 million increase in the non-cash depreciation expense and a $2.1 million decrease in cash used for working capital items between the quarters.

Net cash used in investing activities was $121.0 million for the six months ended June 30, 2020 compared with $55.4 million for the six months ended June 30, 2019. The $65.6 million increase is mainly due to a $70.3 million increase in cash used for construction expenditures at OTP, partially offset by a $4.5 million net decrease in capital expenditures in our nonutility businesses. OTP’s cash used for capital expenditures totaled $113.9 million in the first six months of 2020 compared with $43.6 million in the first six months of 2019. The majority of the 2020 expenditures at OTP related to the construction of Astoria Station and Merricourt.

Net cash provided by financing activities was $65.4 million for the six months ended June 30, 2020 compared with net cash used in financing activities of $13.8 million for the six months ended June 30, 2019. Financing activities in the first six months of 2020 included $35.0 million in proceed from the issuance of long-term debt at OTP under its 2019 Note Purchase Agreement to fund its current construction program expenditures. Further information on the debt issuance is provided below under “Capital Resources.” We also borrowed $35.2 million under the Otter Tail Corporation Credit Agreement and raised net proceeds of $24.8 million from the issuance of common stock. The proceeds from the line borrowings and stock issuances provided the majority of funds for $78 million in equity contributions to OTP to fund its construction program expenditures. Financing activities in the six months of 2020 also included $29.9 million in common dividend payments.

Financing activities in the first six months of 2019 included proceeds of $13.4 million from borrowings under the OTP credit agreement to fund OTP capital expenditures and $4.6 million under the Otter Tail Corporation Credit Agreement to provide working capital for our manufacturing companies. The line of credit borrowings were more than offset by $27.9 million in common dividend payments.

CAPITAL REQUIREMENTS

2019-2024 Capital Expenditures

In June 2020, we updated our 2020-2024 anticipated capital expenditures, shifting the timing of expenditures between years and projects as a result of more definitive plans with no material impact on the $1.0 billion five-year expenditure total. The following table shows our 2019 capital expenditures and revised 2020 through 2024 anticipated capital expenditures and electric utility average rate base:

(in millions)	2019	2020	2021	2022	2023	2024	Total
Capital Expenditures:
Electric Segment:
Renewables and Natural Gas Generation		$258	$65	$53	$--	$--	$376
Technology and Infrastructure		--	11	28	32	28	99
Distribution Plant Replacements		20	25	28	31	30	134
Transmission (includes replacements)		62	14	30	30	30	166
Other		26	23	25	25	24	123
Total Electric Segment	$187	$366	$138	$164	$118	$112	$898
Manufacturing and Plastics Segments	20	14	17	17	19	17	84
Total Capital Expenditures	$207	$380	$155	$181	$137	$129	$982
Total Electric Utility Average Rate Base	$1,170	$1,415	$1,587	$1,664	$1,726	$1,765
Rate Base Growth		20.9%	12.2%	4.9%	3.7%	2.3%

Execution on the anticipated electric utility capital expenditure plan is expected to grow rate base 8.6% and be a key driver in increasing utility earnings over the 2020 through 2024 timeframe.

As of June 30, 2020, OTP had capitalized approximately $131.7 million in project costs and allowances for funds used during construction (AFUDC) associated with Merricourt. OTP estimates its direct generation and transmission capital costs for the Merricourt project will be approximately $260 million. Additional transmission system upgrades for the project amounting to approximately $6.5 million will be made by a neighboring MISO transmission owner. OTP has received Notices of Force Majeure from EDF-RE US Development, LLC claiming rights to an extension of guaranteed project completion dates and adjustments to the consideration agreed upon in the TEPC Agreement due to COVID-19 impacts. While details regarding these claims and impact to the project remain uncertain, OTP currently expects Merricourt to be completed before December 31, 2020. These and other potential impacts of COVID-19-related disruptions continue to present risks for the schedule, costs and timing of payments related to the project.

As of June 30, 2020, OTP had capitalized approximately $108.0 million in project costs and AFUDC associated with Astoria Station. OTP estimates its direct generation and transmission capital costs for the Astoria Station project will be approximately $154 million and anticipates the plant will be online in late 2020 or early 2021, prior to the planned retirement of Hoot Lake Plant in May 2021. OTP has not altered the construction schedule for Astoria Station due to COVID-19. However, COVID-19-related disruptions have increased risks for the project workforce given, among other factors, that it involves more than 250 construction workers on site and 26 have tested positive for COVID-19. Circumstances continue to evolve which could result in a delay in completion and increased costs for the project.

As of June 30, 2020, our capital expenditure activities had not been materially impacted by COVID-19. However, future supply chain, workforce, contractor or other disruptions could result in added costs and lead to delayed completion of certain of our capital expenditure projects. We are actively monitoring our supply chains and working with our contractors to ensure the continued safety of all parties.

Contractual Obligations

In the first six months of 2020, OTP paid down a portion of its $317 million in obligations for commitments under contracts in place as of December 31, 2019, reducing its obligations for commitments under contracts to $185 million as of June 30, 2020. This includes commitments related to the construction of Astoria Station and Merricourt of $163 million for the remainder of 2020 and $6 million for 2021. In the first quarter of 2020, OTP increased its debt obligations by $35 million in the years beyond 2024.

CAPITAL RESOURCES

On May 3, 2018 we filed a shelf registration statement with the Securities and Exchange Commission (SEC) under which we may offer for sale, from time to time, either separately or together in any combination, equity, debt or other securities described in the shelf registration statement, which expires on May 3, 2021. On May 3, 2018 we also filed a shelf registration statement with the SEC for the issuance of up to 1,500,000 common shares under our Automatic Dividend Reinvestment and Share Purchase Plan (the Plan), which permits shares purchased by participants in the Plan to be either new issue common shares or common shares purchased in the open market. The shelf registration for the Plan expires on May 3, 2021. On November 8, 2019 the Company entered into a Distribution Agreement with KeyBanc under which we may offer and sell our common shares from time to time through KeyBanc, as our distribution agent, up to an aggregate sales price of $75 million through an At-the-Market offering program. In the second quarter of 2020, we received proceeds of $16,331,139, net of $206,723 in commissions, from the issuance of 388,304 common shares under this program.

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

Financial Covenants

We were in compliance with the financial covenants in our debt agreements as of June 30, 2020.

No Credit Agreement or Note Purchase Agreement contains any provisions that would trigger an acceleration of the related debt as a result of changes in the credit rating levels assigned to the related obligor by rating agencies.

Our borrowing agreements are subject to certain financial covenants. Specifically:

●

Under the OTC Credit Agreement and the 2016 Note Purchase Agreement, we may not permit the ratio of our Interest-bearing Debt to Total Capitalization to be greater than 0.60 to 1.00 or permit our Interest and Dividend Coverage Ratio to be less than 1.50 to 1.00 (each measured on a consolidated basis). As of June 30, 2020, our Interest and Dividend Coverage Ratio calculated under the requirements of the OTC Credit Agreement and the 2016 Note Purchase Agreement was 4.39 to 1.00.

●	Under the 2016 Note Purchase Agreement, we may not permit our Priority Indebtedness to exceed 10% of our Total Capitalization.

●	Under the OTP Credit Agreement, OTP may not permit the ratio of its Interest-bearing Debt to Total Capitalization to be greater than 0.60 to 1.00.

●

Under the 2007 Note Purchase Agreement and 2011 Note Purchase Agreement, OTP may not permit the ratio of its Consolidated Debt to Total Capitalization to be greater than 0.60 to 1.00 or permit its Interest and Dividend Coverage Ratio to be less than 1.50 to 1.00, in each case as provided in the related borrowing agreement, and OTP may not permit its Priority Debt to exceed 20% of its Total Capitalization, as provided in the related agreement. As of June 30, 2020, OTP’s Interest and Dividend Coverage Ratio and Interest Charges Coverage Ratio, calculated under the requirements of the 2007 Note Purchase Agreement and 2011 Note Purchase Agreement, was 3.70 to 1.00.

●

Under the 2013 Note Purchase Agreement, the 2018 Note Purchase Agreement, and the 2019 Note Purchase Agreement, OTP may not permit its Interest-bearing Debt to exceed 60% of Total Capitalization and may not permit its Priority Indebtedness to exceed 20% of its Total Capitalization, in each case as provided in the related agreement.

As of June 30, 2020, our ratio of Interest-bearing Debt to Total Capitalization was 0.48 to 1.00 on a consolidated basis and 0.47 to 1.00 for OTP. Neither Otter Tail Corporation nor OTP had any Priority Indebtedness outstanding as of June 30, 2020.

OFF-BALANCE-SHEET ARRANGEMENTS

We and our subsidiary companies have outstanding letters of credit totaling $12.1 million, but our line of credit borrowing limits are only restricted by $7.7 million in outstanding letters of credit. We do not have any other off-balance-sheet arrangements or any relationships with unconsolidated entities or financial partnerships. These entities are often referred to as structured finance special purpose entities or variable interest entities, which are established for the purpose of facilitating off-balance-sheet arrangements or for other contractually narrow or limited purposes. We are not exposed to any financing, liquidity, market or credit risk that could arise if we had such relationships.

2020 BUSINESS OUTLOOK

We are raising our 2020 overall diluted earnings per share guidance range based on our first half financial results and updated view of the anticipated effects of the COVID-19 pandemic on our operating companies. We now expect our 2020 diluted earnings per share to be in the range of $2.10 to $2.30. This improvement is driven by strong first half performance in our Plastics segment along with continued favorable business conditions in this segment expected through the rest of 2020. Also, the impact of COVID-19 on our Electric segment has been less than previously expected. Our 2020 diluted earnings per share guidance includes $0.04 of dilution associated with actual and planned issuances of common shares under our At-the-Market Offering Program and Dividend Reinvestment and Employee Stock Purchase Plans to help fund construction projects at OTP.

We also have taken into consideration strategies for improving future operating results, the cyclical nature of some of our businesses, and current regulatory factors facing our Electric segment. We currently expect capital expenditures for 2020 to be $380 million compared with actual cash used for capital expenditures of $207 million in 2019. Our Electric segment accounts for 96% of our 2020 planned capital expenditures. The increase in our planned expenditures for 2020 is largely driven by the Merricourt and Astoria Station rate base projects. In June 2020, we updated our 2020-2024 anticipated capital expenditures, shifting the timing of expenditures between years and projects as a result of more definitive plans with no material impact on the $1.0 billion five-year expenditure total. A revised five-year anticipated capital expenditures table is provided above on page 45.

Our current assumptions for our updated Business Outlook assume our Electric and Plastics segments are in a gradual recovery as reflected in our updated guidance ranges. Our Manufacturing segment is under a slow recovery. BTD’s customers reduced production levels in the second quarter in response to COVID-19, causing a sharp decline in orders and revenue. We are planning for our Manufacturing segment plants to run at higher levels of capacity in the third and fourth quarters as customer forecasts are indicating increased demand as production plants are being brought back online. We continue to believe our assumptions are reasonable based on current business and economic conditions. We recognize these assumptions may prove to be inaccurate given the recent flare-up in COVID cases, which could result in a further slowing of the broader economic recovery. If our assumptions are not correct and we experience a prolonged negative economic impact from COVID-19, our outlook will be revised accordingly.

Segment components of our revised 2020 diluted earnings per share guidance range compared with 2019 actual earnings and with our previously issued guidance are as follows.

	2019 EPS by	2020 Guidance February 20, 2020		2020 Guidance May 5, 2020		2020 Guidance August 3, 2020
Diluted Earnings Per Share	Segment	Low	High	Low	High	Low	High
Electric	$1.48	$1.67	$1.70	$1.65	$1.70	$1.67	$1.70
Manufacturing	$0.32	$0.31	$0.35	$0.14	$0.23	$0.15	$0.23
Plastics	$0.51	$0.43	$0.47	$0.43	$0.47	$0.50	$0.54
Corporate	$(0.14)	$(0.19)	$(0.15)	$(0.22)	$(0.15)	$(0.22)	$(0.17)
Total	$2.17	$2.22	$2.37	$2.00	$2.25	$2.10	$2.30
Return on Equity	11.6%	11.0%	11.7%	9.9%	11.1%	10.4%	11.4%

Our latest 2020 guidance issued on August 3, 2020, as compared to earlier guidance issued on May 5, 2020, is summarized below.

●	Our 2020 guidance for our Electric includes:

o

Capital spending on the Merricourt and Astoria Station rate base projects of $177 million and $81 million, respectively, in 2020. The Merricourt project has rider recovery mechanisms in place in all three state jurisdictions. The Astoria Station project has rider recovery mechanisms in place in South Dakota and North Dakota. This project earns allowance for funds used during construction in Minnesota, has already been approved in our integrated resource plan and is expected to be recovered through a rate case in Minnesota we expect to file in November 2020. The Astoria Station capital project is currently on budget and on schedule, but COVID-19-related disruptions to construction workforce have occurred in the second quarter. The Merricourt project continues to be on budget but is now facing COVID-19-related project delays due to transportation delays of manufactured components for the project. This project is still expected to be completed before December 31, 2020 but could see an increase in costs related to these delays.

o	Increased revenues related to $25 million in anticipated capital spending for self-funded generator interconnection agreements.

o	No planned generation plant outages for 2020. Plant outage costs totaled $3.1 million in 2019.

o

The April 2020 decision by the Minnesota Supreme Court in OTP’s favor related to the excess return earned on Federal Energy Regulatory Commission jurisdiction transmission lines. The estimated impact of this decision is an increase to 2020 earnings of $0.05 per share. On a go-forward basis the positive impact of this decision on an annual basis is $0.01 per share. We have updated our Minnesota Transmission Cost Recovery rider filing with new rates incorporating the results of the decision to reflect the effect of this ruling.

o

Implementation of cost reduction efforts such as lower discretionary spending, wage freezes, hiring freezes and reduction in overtime to mitigate the impact of COVID-19. These efforts are expected to positively impact earnings by $0.03 per share.

The above items are offset by:

o

The impact of unfavorable weather during the first quarter of 2020 and anticipated normal weather for the remaining months of 2020. Weather favorably impacted 2019 earnings by $0.08 per share compared to normal.

o

Reductions in commercial and industrial demand related to the negative impacts of COVID-19 as some customers in our jurisdictions have had to either completely shut down operations or curtail operations given reduced demands for their products and services. We also expect to incur increased costs for bad debts, personal protective equipment and the loss of late fee revenue. The total estimated earnings impact of these items ranges from $0.06 per share to $0.08 per share compared with our original estimate of $0.08 per share to $0.12 per share. OTP is working on obtaining regulatory relief to mitigate the impact of COVID-19 on its operating results. It has made joint filings with other investor-owned utilities in all three of its state jurisdictions and has made, or intends to make, additional filings on its own initiating processes for regulatory relief and recovery of current and future COVID-19-related lost commercial and industrial revenues, lost late fees and added expenses for increased bad debts, personal protective equipment and other increased operating and maintenance expenses.

o

Increased expenses caused in large part by a decrease in the discount rate used for the pension plan and a lower rate used for our long-term rate of return. The discount rate for 2020 is 3.47% compared with 4.50% for 2019. For each 25-basis-point decline in the discount rate, pension expense increases approximately $1.0 million. The assumed long-term rate of return for 2020 is 6.88% compared with 7.25% in 2019. Each 25-basis-point decline in this rate equates to approximately $0.7 million in increased pension expense.

o	Higher depreciation and property tax expense due to large capital projects being put into service.

o

Increased interest costs associated with a full year’s interest expense on the $100 million of senior unsecured notes issued in October 2019 and interest on the $35 million and $40 million of senior unsecured notes issued in February and expected to be issued in August of 2020, respectively.

●	Manufacturing segment earnings will be lower than 2019, driven by the impact of the COVID-19 pandemic:

o

We now estimate a reduction in Manufacturing segment earnings of $0.14 per share from the mid-point of our original segment guidance to the mid-point of our updated segment guidance. This is due to the effects of, and response to, the COVID-19 pandemic.

o

BTD has been impacted by COVID-19-related customer plant shutdowns across all end markets it serves and has cut back on operating levels. In addition to implementing temporary rotating furloughs in the second quarter of 2020 affecting approximately 55% of its employees, BTD reduced its headcount by approximately 180 positions across all its sites in the second quarter of 2020. Additional cost-cutting measures may be taken by BTD depending on the length and severity of this reduced demand for its products as the impacts from COVID-19 and related responses continue.

o

T.O. Plastics’ 2020 earnings are also expected to decline from our original guidance given lower demand and uncertainty across the end markets it serves related to the COVID-19 pandemic. T.O. Plastics may take additional cost-cutting measures depending on the length and severity of market softness for its products as the impact from COVID-19 and related responses continue to develop.

o

Backlog for the Manufacturing segment of approximately $96 million for 2020 compared with $115 million one year ago. Raw material price deflation is driving backlog down by $10 million and the remaining $9 million decrease in backlog is volume driven.

●

We are raising our guidance range in 2020 net income for our Plastics segment and now expect 2020 earnings to be in line with 2019. Sales volumes in 2020 are now forecasted to be approximately 2% higher than 2019 given the strong 2020 first half results and current market conditions. Raw material prices did decrease in the second quarter but are now expected to trend up in the third quarter. This increase is related to suppliers’ plants being busy, tightening of demand and the resin export market strengthening.

●

Our change in the guidance range for corporate costs, net of tax, is primarily due to the decline in values of our investments in corporate-owned life insurance and investments held at our captive insurance company related to COVID-19 and its related impacts on the stock market. While we have taken expense mitigation efforts to lower our corporate labor and non-labor costs, we do not expect to fully recover the drop in value of our investments before the end of 2020.

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

We use estimates based on the best information available in recording transactions and balances resulting from business operations. Estimates are used for such items as depreciable lives, asset impairment evaluations, tax provisions, collectability of trade accounts receivable, self-insurance programs, unbilled electric revenues, interim rate refunds, warranty reserves and actuarially determined benefits costs and liabilities. As better information becomes available or actual amounts are known, estimates are revised. Operating results can be affected by revised estimates. Actual results may differ from these estimates under different assumptions or conditions. Management has discussed the application of these critical accounting policies and the development of these estimates with the Audit Committee of the board of directors. A discussion of critical accounting policies is included under the caption “Critical Accounting Policies Involving Significant Estimates” on pages 57 through 59 of our Annual Report on Form 10-K for the year ended December 31, 2019. Aside from an interim test of goodwill impairment performed for our BTD reporting unit, which is further described below, there were no material changes in critical accounting policies or estimates during the quarter ended June 30, 2020.

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

The impairment assessment indicated no impairment was present as the estimated fair value of the reporting unit exceeded the carrying value by approximately 20%. The most significant assumption impacting our fair value estimate under the income approach is the anticipated duration and severity of reduced demand and the resulting impact on revenue levels given the uncertainty of economic conditions in light of COVID-19. Our assumptions included significantly reduced demand in the second quarter of 2020 followed by recovering levels of demand in the third and fourth quarters of 2020. Other significant assumptions included operating expense levels and our ability to manage costs during the anticipated period of reduced demand, the terminal growth rate which impacts estimated cash flow generation beyond our discrete projection period, and the discount rate applied to our estimated future cash flows.

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

Forward Looking Information - Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the Act), we have filed cautionary statements identifying important factors that could cause our actual results to differ materially from those discussed in forward-looking statements made by or on behalf of the Company. When used in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, in our press releases and in oral statements, words such as "may", "will", "expect", "anticipate", "continue", "estimate", "project", "believes" or similar expressions are intended to identify forward-looking statements within the meaning of the Act and are included, along with this statement, for purposes of complying with the safe harbor provision of the Act. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements due to, among other factors, the risks and uncertainties described in the section entitled “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, and in Part II, Item 1A of this report on Form 10-Q, as well as the various factors described below:

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

At June 30, 2020 we had exposure to market risk associated with interest rates because we had $41.2 million in short-term debt outstanding subject to variable interest rates indexed to LIBOR plus 1.50% under the OTC Credit Agreement.

All of our remaining consolidated long-term debt outstanding on June 30, 2020 has fixed interest rates. We manage our interest rate risk through the issuance of fixed-rate debt with varying maturities, through economic refunding of debt through optional refundings, limiting the amount of variable interest rate debt, and the utilization of short-term borrowings to allow flexibility in the timing and placement of long-term debt.

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

Item 4. Controls and Procedures

Under the supervision and with the participation of company management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of June 30, 2020, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2020.

During the fiscal quarter ended June 30, 2020, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are the subject of various legal and regulatory proceedings in the ordinary course of our business. Such matters are subject to many uncertainties and to outcomes that are not predictable with assurance. We record a liability in our consolidated financial statements for costs related to claims, including future legal costs, settlements and judgments, where we have assessed that a loss is probable, and an amount can be reasonably estimated. Material proceedings are described under note 3, “Rate and Regulatory Matters” and note 9, "Commitments and Contingencies" to the consolidated financial statements.

Item 1A. Risk Factors

Aside from the additional risk factor described below and in Part II, Item 1A of our Quarterly Report on Form 10 Q for the quarter ended March 31, 2020, there has been no material change in the risk factors set forth under Part I, Item 1A, “Risk Factors” on pages 29 through 39 of our Annual Report on Form 10-K for the year ended December 31, 2019.

The economic effects of the COVID-19 outbreak and measures taken to arrest its spread could continue to adversely impact our business, including our results of operations, financial condition and liquidity.

The outbreak and global spread of COVID-19, which has been declared a pandemic by the World Health Organization, has adversely impacted economic activity and conditions worldwide and is currently impacting our business operations. The extent to which COVID-19 will continue to impact our business is highly uncertain and will depend on future developments and the extent of federal, state and local government responses affecting economic recovery. In particular, the COVID-19 pandemic could, among other things:

●

further reduce customer demand in our Manufacturing segment, where we have experienced a significant decline in orders as many of our customers are in businesses impacted by the pandemic and have temporarily closed their plants, and where we have already taken steps to reduce our operations, including furloughing of employees and eliminating positions;

●	reduce customer demand in our Electric segment, including demand from commercial and industrial customers;
●	reduce customer demand in our Plastics segment;
●	result in lower PVC pipe sales due to potential delays or cancellation of public water and wastewater infrastructure projects caused by funding shortfalls;
●	lead to disruptions of our workforce;
●	force us to temporarily close certain plants or construction sites if precautions to prevent the spread of the virus at those locations are not effective;
●	increase our bad debt expenses, particularly in our Electric segment;
●	increase our future pension benefit cost and funding requirements;
●	increase health insurance premiums;
●

disrupt the supply chains, delivery systems or construction workforce related to our Electric segment capital expenditure plans, including our Merricourt and Astoria Station projects, resulting in further delays and increased costs;

●	disrupt global financial markets, reducing our ability to access capital necessary to finance such expenditures, and which could in the future negatively affect our liquidity; and
●	result in a recession or market correction that could materially affect our business and the value of our common stock.

We continue to monitor developments involving our workforce, customers, construction contractors, suppliers and vendors and take steps to mitigate against additional impacts, but given the unprecedented and dynamic nature of these circumstances, we cannot predict the full extent of the impact that COVID-19 will have on our results of operations, financial condition and liquidity. The situation continues to change, and the magnitude of the impact will depend, in part, on the length and severity of the pandemic. However, the effects could have a material impact on our results of operations, financial condition and liquidity and heighten many of the known risks described under Part I, Item 1A, “Risk Factors” on pages 29 through 39 of our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Dated: August 7, 2020