Form 10-Q
period 2020-09-30
Otter Tail Corp
filed 2020-11-06
CIK 1466593

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

           EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2020

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

          EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	0-53713

OTTER TAIL CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota	27-0383995
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

215 South Cascade Street, Box 496, Fergus Falls, Minnesota	56538-0496
(Address of principal executive offices)	(Zip Code)

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

Yes ☐    No ☑

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:

October 31, 2020 – 41,064,051 Common Shares ($5 par value)

OTTER TAIL CORPORATION

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Otter Tail Corporation
Consolidated Balance Sheets
(not audited)

(in thousands)	September 30, 2020	December 31, 2019

Assets

Current Assets
Cash and Cash Equivalents	$44,904	$21,199
Accounts Receivable:
Trade—Net	100,423	77,947
Other	6,322	8,773
Inventories	81,871	97,851
Unbilled Receivables	16,409	20,911
Income Taxes Receivable	-	1,487
Regulatory Assets	17,435	21,650
Other	7,552	5,042
Total Current Assets	274,916	254,860

Investments	10,791	9,894
Other Assets	42,316	40,196
Goodwill	37,572	37,572
Other Intangibles—Net	10,419	11,290
Regulatory Assets	145,977	144,138

Right of Use Assets - Operating Leases	19,713	21,851

Plant
Electric Plant in Service	2,221,785	2,212,884
Nonelectric Operations	256,480	247,356
Construction Work in Progress	454,128	185,238
Total Gross Plant	2,932,393	2,645,478
Less Accumulated Depreciation and Amortization	939,590	891,684
Net Plant	1,992,803	1,753,794

Total Assets	$2,534,507	$2,273,595

See accompanying condensed notes to consolidated financial statements.

Otter Tail Corporation
Consolidated Balance Sheets
(not audited)

(in thousands, except share data)	September 30, 2020	December 31, 2019

Liabilities and Equity

Current Liabilities
Short-Term Debt	$48,600	$6,000
Current Maturities of Long-Term Debt	215	183
Accounts Payable	189,327	120,775
Accrued Salaries and Wages	20,933	22,730
Accrued Taxes	14,283	17,525
Regulatory Liabilities	12,870	7,480
Current Operating Lease Liabilities	4,581	4,136
Other Accrued Liabilities	8,927	10,912
Total Current Liabilities	299,736	189,741

Pensions Benefit Liability	86,101	98,970
Other Postretirement Benefits Liability	72,508	71,437
Long-Term Operating Lease Liabilities	15,778	18,193
Other Noncurrent Liabilities	35,146	30,833

Commitments and Contingencies (note 9)

Deferred Credits
Deferred Income Taxes	152,448	131,941
Deferred Tax Credits	17,640	18,626
Regulatory Liabilities	236,892	239,906
Other	1,914	2,885
Total Deferred Credits	408,894	393,358

Capitalization
Long-Term Debt—Net	764,274	689,581

Cumulative Preferred Shares – Authorized 1,500,000 Shares Without Par Value; Outstanding – None	-	-

Cumulative Preference Shares – Authorized 1,000,000 Shares Without Par Value; Outstanding – None	-	-

Common Shares, Par Value $5 Per Share—Authorized, 50,000,000 Shares; Outstanding, 2020—41,052,165 Shares; 2019—40,157,591 Shares	205,261	200,788
Premium on Common Shares	398,301	364,790
Retained Earnings	254,468	222,341
Accumulated Other Comprehensive Loss	(5,960)	(6,437)
Total Common Equity	852,070	781,482
Total Capitalization	1,616,344	1,471,063
Total Liabilities and Equity	$2,534,507	$2,273,595

See accompanying condensed notes to consolidated financial statements.

Otter Tail Corporation
Consolidated Statements of Income
(not audited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per-share amounts)	2020	2019	2020	2019
Operating Revenues
Electric:
Revenues from Contracts with Customers	$112,435	$115,285	$330,313	$346,291
Changes in Accrued Revenues under Alternative Revenue Programs	2,778	(921)	2,900	(1,601)
Total Electric Revenues	115,213	114,364	333,213	344,690
Product Sales from Contracts with Customers	120,542	114,288	330,045	359,137
Total Operating Revenues	235,755	228,652	663,258	703,827
Operating Expenses
Production Fuel – Electric	11,554	18,331	34,077	45,547
Purchased Power – Electric System Use	13,428	13,163	45,940	54,748
Electric Operation and Maintenance Expenses	32,845	35,869	106,639	114,107
Cost of Products Sold (depreciation included below)	86,856	88,747	246,567	277,325
Other Nonelectric Expenses	13,615	11,665	36,277	38,404
Depreciation and Amortization	20,395	19,657	61,230	58,229
Property Taxes – Electric	4,333	3,965	12,601	11,824
Total Operating Expenses	183,026	191,397	543,331	600,184
Operating Income	52,729	37,255	119,927	103,643
Interest Charges	8,568	7,539	25,353	23,190
Nonservice Cost Components of Postretirement Benefits	842	1,055	2,581	3,165
Other Income	1,712	1,020	3,733	3,114
Income Before Income Taxes	45,031	29,681	95,726	80,402
Income Tax Expense	9,097	4,936	18,543	13,907
Net Income	35,934	$24,745	77,183	$66,495

Average Number of Common Shares Outstanding – Basic	40,913,972	39,714,672	40,548,133	39,694,677
Average Number of Common Shares Outstanding – Diluted	41,077,689	39,946,739	40,732,928	39,922,580

Basic Earnings Per Common Share	$0.88	$0.62	$1.90	$1.68

Diluted Earnings Per Common Share	$0.87	$0.62	$1.89	$1.67

See accompanying condensed notes to consolidated financial statements.

Otter Tail Corporation
Consolidated Statements of Comprehensive Income
(not audited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Net Income	$35,934	$24,745	$77,183	$66,495
Other Comprehensive Income:
Unrealized Gains on Available-for-Sale Securities:
Reversal of Previously Recognized (Gains) Losses Realized on Sale of Investments and Included in Other Income During Period	(21)	(1)	13	(5)
Unrealized (Losses) Gains Arising During Period	(13)	30	205	187
Income Tax Savings (Expense)	7	(6)	(46)	(38)
Change in Unrealized Gains on Available-for-Sale Securities – net-of-tax	(27)	23	172	144
Pension and Postretirement Benefit Plans:
Amortization of Unrecognized Postretirement Benefit Lossesand Costs (note 11)	138	130	413	389
Income Tax Expense	(36)	(34)	(108)	(101)
Pension and Postretirement Benefit Plans – net-of-tax	102	96	305	288
Total Other Comprehensive Income	75	119	477	432
Total Comprehensive Income	$36,009	$24,864	$77,660	$66,927

See accompanying condensed notes to consolidated financial statements.

Otter Tail Corporation
Consolidated Statements of Common Shareholders’ Equity
For the Three- and Nine-Month Periods Ended September 30, 2020 and 2019
(not audited)

(in thousands, except common shares outstanding)	Common Shares Outstanding	Par Value, Common Shares	Premium on Common Shares	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Common Equity
Balance, June 30, 2020	40,848,828	$204,244	$390,141	$233,705	$(6,035)	$822,055
Common Stock Issuances, Net of Expenses	203,337	1,017	6,885			7,902
Net Income				35,934		35,934
Other Comprehensive Income					75	75
Employee Stock Incentive Plan Expense			1,275			1,275
Common Dividends ($0.37 per share)				(15,171)		(15,171)
Balance, September 30, 2020	41,052,165	$205,261	$398,301	$254,468	$(5,960)	$852,070

Balance, June 30, 2019	39,754,902	$198,775	$345,030	$205,115	$(4,615)	$744,305
Common Stock Issuances, Net of Expenses	375	1	(37)			(36)
Net Income				24,745		24,745
Other Comprehensive Income					119	119
Employee Stock Incentive Plan Expense			1,301			1,301
Common Dividends ($0.35 per share)				(13,929)		(13,929)
Balance, September 30, 2019	39,755,277	$198,776	$346,294	$215,931	$(4,496)	$756,505

Balance, December 31, 2019	40,157,591	$200,788	$364,790	$222,341	$(6,437)	$781,482
Common Stock Issuances, Net of Expenses	932,791	4,664	30,107			34,771
Common Stock Retirements	(38,217)	(191)	(1,878)			(2,069)
Net Income				77,183		77,183
Other Comprehensive Income					477	477
Employee Stock Incentive Plan Expense			5,282			5,282
Common Dividends ($1.11 per share)				(45,056)		(45,056)
Balance, September 30, 2020	41,052,165	$205,261	$398,301	$254,468	$(5,960)	$852,070

Balance, December 31, 2018	39,664,884	$198,324	$344,250	$190,433	$(4,144)	$728,863
Common Stock Issuances, Net of Expenses	145,617	728	(747)			(19)
Common Stock Retirements	(55,224)	(276)	(2,454)			(2,730)
Net Income				66,495		66,495
Other Comprehensive Income					432	432
ASU 2018-02 2017 TCJA Stranded Tax Transfer				784	(784)	-
Employee Stock Incentive Plan Expense			5,245			5,245
Common Dividends ($1.05 per share)				(41,781)		(41,781)
Balance, September 30, 2019	39,755,277	$198,776	$346,294	$215,931	$(4,496)	$756,505

Otter Tail Corporation
Consolidated Statements of Cash Flows
(not audited)

	Nine Months Ended September 30,
(in thousands)	2020	2019
Operating Activities
Net Income	$77,183	$66,495
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	61,230	58,229
Deferred Tax Credits	(986)	(1,011)
Deferred Income Taxes	20,353	3,487
Change in Deferred Debits and Other Assets	3,439	7,142
Discretionary Contribution to Pension Plan	(11,200)	(22,500)
Change in Noncurrent Liabilities and Deferred Credits	3,237	10,344
Allowance for Equity/Other Funds Used During Construction	(3,104)	(1,602)
Stock Compensation Expense	5,282	5,245
Other—Net	(176)	312
Cash (Used for) Provided by Current Assets and Current Liabilities:
Change in Receivables	(20,025)	(16,213)
Change in Inventories	15,980	9,218
Change in Other Current Assets	2,023	2,974
Change in Payables and Other Current Liabilities	(12,063)	(20,744)
Change in Interest and Income Taxes Receivable/Payable	103	3,773
Net Cash Provided by Operating Activities	141,276	105,149
Investing Activities
Capital Expenditures	(220,630)	(149,695)
Proceeds from Disposal of Noncurrent Assets	4,617	4,111
Cash Used for Investments and Other Assets	(6,372)	(5,546)
Net Cash Used in Investing Activities	(222,385)	(151,130)
Financing Activities
Change in Checks Written in Excess of Cash	90	383
Net Short-Term Borrowings	42,600	90,398
Proceeds from Issuance of Common Stock	35,219	-
Common Stock Issuance Expenses	(465)	(35)
Payments for Shares Withheld for Employee Tax Obligations	(2,069)	(2,730)
Proceeds from Issuance of Long-Term Debt	75,000	-
Short-Term and Long-Term Debt Issuance Expenses	(369)	(66)
Payments for Retirement of Long-Term Debt	(136)	(128)
Dividends Paid	(45,056)	(41,781)
Net Cash Provided by Financing Activities	104,814	46,041
Net Change in Cash and Cash Equivalents	23,705	60
Cash and Cash Equivalents at Beginning of Period	21,199	861
Cash and Cash Equivalents at End of Period	$44,904	$921

See accompanying condensed notes to consolidated financial statements.

OTTER TAIL CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(not audited)

In the opinion of management, Otter Tail Corporation (the Company) has included all adjustments (including normal recurring accruals) necessary for a fair presentation of the consolidated financial statements for the periods presented. The consolidated financial statements and condensed notes thereto should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019. Because of the coronavirus (COVID-19) pandemic, the seasonality of our businesses and other factors, the earnings for the three and nine months ended September 30, 2020 should not be taken as an indication of earnings for all or any part of the balance of the year.

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

OTP has recovered costs and earned incentives or returns on investments subject to recovery under several ARP rate riders, including:

●

In Minnesota: Transmission Cost Recovery (TCR), Environmental Cost Recovery (ECR), Renewable Resource Adjustment (RRA), Energy Intensive Trade Exposed and Conservation Improvement Program (CIP) riders.

●	In North Dakota: TCR, ECR, Renewable Resource Cost Recovery and Generation Cost Recovery (GCR) riders.
●	In South Dakota: TCR, ECR, Phase-In Rate Plan and Energy Efficiency Plan (conservation) riders.

OTP accrues ARP revenue based on costs incurred, investments made and returns on those investments that qualify for recovery through established riders. Amounts billed under riders in effect at the time of the billing are included in revenues from contracts with customers net of amounts billed that are subject to refund through future rider adjustments. Amounts accrued and subject to recovery through future rider rate updates and adjustments are reported as changes in accrued revenues under ARPs on a separate line in the revenue section of the Company’s consolidated statement of income. See table in note 3 for total revenues billed and accrued under ARP riders for the three- and nine-month periods ended September 30, 2020 and 2019.

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

See operating revenue table in note 2 for a disaggregation of the Company’s revenues by business segment for the three- and nine-month periods ended September 30, 2020 and 2019.

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

The following tables present, for each of the hierarchy levels, the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019:

September 30, 2020 (in thousands)	Level 1	Level 2	Level 3
Assets:
Investments:
Equity Funds – Held by Captive Insurance Company	$1,665
Corporate Debt Securities – Held by Captive Insurance Company		$2,887
Government-Backed and Government-Sponsored Enterprises’ Debt Securities – Held by Captive Insurance Company		6,131
Other Assets:
Money Market and Mutual Funds –Retirement Plans	1,582
Total Assets	$3,247	$9,018

December 31, 2019 (in thousands)	Level 1	Level 2	Level 3
Assets:
Investments:
Equity Funds – Held by Captive Insurance Company	$1,586
Corporate Debt Securities – Held by Captive Insurance Company		$2,124
Government-Backed and Government-Sponsored Enterprises’ Debt Securities – Held by Captive Insurance Company		6,060
Other Assets:
Money Market and Mutual Funds –Retirement Plans	2,363
Total Assets	$3,949	$8,184

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

If the LSA terminates prior to the expiration of its term or the production period terminates prior to December 31, 2040 and the Coyote Station owners purchase all of the outstanding membership interests of CCMC, the owners will satisfy (or if permitted by CCMC’s applicable lender assume) all of CCMC’s obligations owed to CCMC’s lenders under its loans and leases. The Coyote Station owners have limited rights to assign their rights and obligations under the LSA without the consent of CCMC’s lenders during any period in which CCMC’s obligations to its lenders remain outstanding. In the event the contract is terminated prior to the end of the term due to certain events, OTP’s maximum exposure to additional costs, as a result of its involvement with CCMC, and potential impairment loss if recovery of those costs is denied by regulatory authorities, could be as high as approximately $50 million, OTP’s 35% share of CCMC’s unrecovered costs as of September 30, 2020.

Inventories

Inventories, valued at the lower of cost or net realizable value, consist of the following:

	September 30,	December 31,
(in thousands)	2020	2019
Finished Goods	$18,901	$31,863
Work in Process	14,480	16,508
Raw Material, Fuel and Supplies	48,490	49,480
Total Inventories	$81,871	$97,851

Intangible Assets

Intangible assets with finite lives are amortized over their estimated useful lives and reviewed for impairment in accordance with requirements under ASC Topic 360-10-35, Property, Plant, and Equipment—Overall—Subsequent Measurement.

The following table summarizes the components of the Company’s intangible assets at September 30, 2020 and December 31, 2019:

September 30, 2020 (in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Amortization Periods (months)
Amortizable Intangible Assets:
Customer Relationships	$22,491	$12,095	$10,396	79-179
Other	26	3	23	216
Total	$22,517	$12,098	$10,419

December 31, 2019 (in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Amortization Periods (months)
Amortizable Intangible Assets:
Customer Relationships	$22,491	$11,259	$11,232	88-188
Other	179	121	58	8-45
Total	$22,670	$11,380	$11,290

The amortization expense for these intangible assets was:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019
Amortization Expense – Intangible Assets	$284	$296	$871	$888

The estimated annual amortization expense for these intangible assets for the next 51 months is:

(in thousands)	2020	2021	2022	2023	2024
Estimated Amortization Expense – Intangible Assets	$275	$1,100	$1,100	$1,100	$1,100

Supplemental Disclosures of Cash Flow Information

	As of September 30,
(in thousands)	2020	2019
Noncash Investing Activities:
Transactions Related to Capital Additions not Settled in Cash	$112,314	$15,893

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

Allowance for Credit Losses

Following is a summary of activity in allowances for credit losses on trade and unbilled accounts receivable across the Company:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019
Beginning Balance	$2,100	$1,691	$1,339	$1,407
Additions Charged to Expense (net of recoveries)	474	86	1,845	549
Reductions for Amounts Written Off	(313)	(225)	(923)	(404)
Ending Balance	$2,261	$1,552	$2,261	$1,552

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

All of the Company’s long-lived assets are within the United States and sales within the United States accounted for 98.9% and 98.5% of operating revenues for the respective three-month periods ended September 30, 2020 and 2019, and 99.0% and 98.7% of operating revenues for the respective nine-month periods ended September 30, 2020 and 2019.

The Company evaluates the performance of its business segments and allocates resources to them based on earnings contribution and return on total invested capital. Information for the business segments for the three- and nine-month periods ended September 30, 2019 and 2020 and total assets by business segment as of September 30, 2020 and December 31, 2019 are presented in the following tables:

Operating Revenue

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019
Electric Segment:
Retail Sales Revenue from Contracts with Customers	$96,827	$100,345	$288,861	$303,276
Changes in Accrued ARP Revenues	2,778	(921)	2,900	(1,601)
Total Retail Sales Revenue	99,605	99,424	291,761	301,675
Transmission Services Revenue	12,288	11,692	32,802	34,023
Wholesale Revenues – Company Generation	1,500	1,631	3,141	4,099
Other Revenues	1,830	1,626	5,548	4,929
Total Electric Segment Revenues	115,223	114,373	333,252	344,726
Manufacturing Segment:
Metal Parts and Tooling	50,957	56,255	145,435	185,520
Plastic Products and Tooling	7,600	8,088	25,323	26,486
Other	1,292	1,379	3,518	5,034
Total Manufacturing Segment Revenues	59,849	65,722	174,276	217,040
Plastics Segment – Sale of PVC Pipe Products	60,693	48,566	155,769	142,100
Intersegment Eliminations	(10)	(9)	(39)	(39)
Total	$235,755	$228,652	$663,258	$703,827

Interest Charges

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019
Electric	$7,334	$6,300	$22,066	$19,566
Manufacturing	553	561	1,661	1,791
Plastics	163	197	497	561
Corporate and Intersegment Eliminations	518	481	1,129	1,272
Total	$8,568	$7,539	$25,353	$23,190

Income Taxes

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019
Electric	$6,048	$4,066	$12,247	$9,874
Manufacturing	891	285	2,163	2,888
Plastics	3,638	1,914	7,373	5,287
Corporate	(1,480)	(1,329)	(3,240)	(4,142)
Total	$9,097	$4,936	$18,543	$13,907

Net Income (Loss)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019
Electric	$24,737	$17,682	$54,225	$43,884
Manufacturing	3,311	3,155	8,476	11,987
Plastics	10,343	5,397	20,922	14,918
Corporate	(2,457)	(1,489)	(6,440)	(4,294)
Total	$35,934	$24,745	$77,183	$66,495

Identifiable Assets

	September 30,	December 31,
(in thousands)	2020	2019
Electric	$2,191,215	$1,931,525
Manufacturing	189,525	195,742
Plastics	104,661	92,049
Corporate	49,106	54,279
Total	$2,534,507	$2,273,595

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

OTP is earning a return in all three states served by OTP on amounts invested in Merricourt while the project is under construction. Returns are recovered in Minnesota and North Dakota through RRA riders and in South Dakota through the Phase-In Rate Plan Rider. As of September 30, 2020, OTP had capitalized approximately $231.1 million in project costs and allowance for funds used during construction (AFUDC) associated with Merricourt. While work on the project continues and commissioning of the wind turbines is in process, OTP has received Notices of Force Majeure from EDF-USD claiming rights to an extension of guaranteed project completion dates and adjustments to the consideration agreed upon in the TEPC Agreement due to COVID-19 impacts. While details regarding these claims and the related impacts to the project remain uncertain, OTP currently anticipates Merricourt will be in commercial operation by the end of December 2020.

Astoria Station—OTP is constructing this 245 MW simple-cycle natural gas-fired combustion turbine generation facility near Astoria, South Dakota as part of its plan to reliably meet customers’ electric needs, replace expiring capacity purchase agreements and prepare for the planned retirement of its Hoot Lake Plant in 2021. A final order granting an Advanced Determination of Prudence for Astoria Station was issued by the NDPSC on November 3, 2017, subject to certain qualifications and compliance obligations. On August 3, 2018 the SDPUC issued an order granting a site permit for Astoria Station. In a September 26, 2018 hearing the NDPSC established a GCR Rider for future recovery of costs incurred for Astoria Station. On March 6, 2019 the SDPUC issued an order approving a settlement that allows a phase-in rider which includes recovery of Astoria Station costs. The interconnection agreement for Astoria Station was executed by MISO in December 2018 and accepted by the FERC in January 2019. Site preparation and excavation began in May 2019, and construction is occurring on the site. As of September 30, 2020, OTP had capitalized approximately $131.6 million in project costs and AFUDC associated with Astoria Station. OTP currently expects this project to begin commercial operation in the first quarter of 2021.

General Rates

Minnesota—The MPUC rendered its final decision in OTP’s 2016 general rate case in March 2017 and issued its written order on May 1, 2017. Pursuant to the order, OTP’s allowed rate of return on rate base is 7.5056% and its allowed rate of return on equity (ROE) is 9.41%.

The MPUC’s order also included: (1) the determination that all costs (including FERC allocated costs and revenues) of the Big Stone South–Brookings and Big Stone South–Ellendale Multi-Value Projects (MVPs) will be included in the Minnesota TCR Rider and jurisdictionally allocated to OTP’s Minnesota customers (see discussion under Minnesota Transmission Cost Recovery Rider below), and (2) approval of OTP’s proposal to transition rate base, expenses and revenues from ECR and TCR Riders to base rate recovery, which occurred when final rates were implemented on November 1, 2017. Certain MISO expenses and revenues remain in the TCR Rider to allow for the ongoing refund or recovery of these variable revenues and costs.

On November 2, 2020 OTP filed a request with the MPUC for an increase in revenue recoverable under general rates in Minnesota. In its filing, OTP requested a net increase in annual revenue of approximately $14.5 million, or 6.77%, based on an allowed rate of return on rate base of 7.59% and an allowed rate of return on equity of 10.20% on an equity ratio of 52.5% of total capital. Through this rate case proceeding, OTP is proposing to recover, at the start of interim rates, revenue currently subject to recovery under Minnesota RRA and TCR riders. OTP is also proposing to move the cost of energy from base rates to full recovery under the Energy Adjustment Rider per a prior MPUC order. OTP is also proposing to move recovery of all CIP expenditures out of base rates to the CIP Rider with the implementation of final rates. An interim rate increase is expected to go into effect in January 2021.

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

Following is a brief summary of recent proceedings of riders in place in each state served by OTP, followed by tables showing revenues recorded under rate riders for the three- and nine-month periods ended September 30, 2020 and September 30, 2019 and a listing of rate rider updates impacting revenues in 2020 and 2019. Additional information and background on these rate riders is provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Minnesota

Minnesota Conservation Improvement Programs (MNCIP)—On May 1, 2020 OTP filed a request for approval of its 2019 energy savings, recovery of $2.7 million in accrued financial incentives and recovery of 2019 program costs not included in base rates. OTP’s request was approved by order of the MPUC on August 18, 2020.

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

On June 11, 2018 the Minnesota Court of Appeals reversed the MPUC’s order related to the inclusion of Minnesota’s jurisdictional share of OTP’s investment in the Big Stone South–Brookings and Big Stone South–Ellendale MVPs and all revenues received from other utilities under MISO’s tariffed rates as a credit in OTP’s Minnesota TCR revenue requirement calculations. On July 11, 2018 the MPUC filed a petition for review of the MVP decision to the Minnesota Supreme Court, which granted review of the Minnesota Court of Appeals decision. The Minnesota Supreme Court issued its opinion on April 22, 2020, concluding the MPUC lacked authority to amend an existing transmission cost-recovery rider approved under Minnesota state law to include the costs and revenues associated with the Big Stone South–Brookings and Big Stone South–Ellendale MVPs and affirming the decision of the Minnesota Court of Appeals.

On October 22, 2020 the MPUC approved OTP’s request for a Minnesota TCR Rider update with exclusion of the Big Stone South–Brookings and Big Stone South–Ellendale projects and inclusion of three projects previously requested in the Minnesota TCR Rider eligibility petition. Updated rates go into effect in January 2021. With the decision, one-half of OTP’s Minnesota TCR December 2020 projected tracker balance of $13.4 million will be included in the 2021 TCR annual revenue requirement with the remainder included in the next annual update. The annual updates provide for recovery of approximately $2.6 million in excess MISO revenues credited to Minnesota customers through the TCR Rider prior to September 30, 2020. As a result, OTP recognized additional rider revenue of $2.6 million in the three-month period ended September 30, 2020.

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

South Dakota

Phase-In Rate Plan Rider—On May 31, 2019 OTP petitioned the SDPUC for approval of its initial rate for the Phase-In Rate Plan Rider as described in OTP’s most recent South Dakota general rate case settlement stipulation and was approved by the SDPUC’s order in that rate case. The petition was OTP’s initial filing for the rider to recover OTP’s South Dakota share of actual and forecasted costs for Astoria Station and Merricourt, and to refund forecasted net benefits associated with additional load growth in the Lake Norden area. On August 6, 2020 the SDPUC approved OTP’s request for an updated Phase-In Rider Factor effective September 1, 2020.

Revenues Recorded under Rate Riders

The following table presents revenue recorded by OTP under rate riders in place in Minnesota, North Dakota, and South Dakota.

	Three Months Ended September 30,		Nine Months Ended September 30,
Rate Rider (in thousands)	2020	2019	2020	2019
Minnesota
Renewable Resource Recovery	$3,318	$1,316	$9,660	$3,949
Conservation Improvement Program Costs and Incentives	2,096	1,518	4,703	4,246
Transmission Cost Recovery	2,001	(284)	2,402	301
Environmental Cost Recovery	-	-	-	(1)
North Dakota
Renewable Resource Adjustment	1,256	(20)	3,455	616
Transmission Cost Recovery	809	908	3,131	3,554
Generation Cost Recovery	1,187	137	3,035	607
Environmental Cost Recovery	-	(7)	-	556
South Dakota
Transmission Cost Recovery	450	743	1,383	1,587
Conservation Improvement Program Costs and Incentives	194	100	748	440
Environmental Cost Recovery	-	(2)	-	(29)
Phase-In Rate Plan	(53)	(10)	(77)	(10)
Total	$11,258	$4,399	$28,440	$15,816

Rate Rider Updates

The following table provides summary information on the status of updates since January 1, 2018 for the rate riders described above:

Rate Rider	R - Request Date A - Approval Date		Effective Date Requested or Approved	Annual Revenue ($000s)	Rate
Minnesota
Conservation Improvement Program
2019 Incentive and Cost Recovery	A –	August 18, 2020	October 1, 2020	$8,247	$0.00485	/kwh
2018 Incentive and Cost Recovery	A –	December 27, 2019	January 1, 2020	$11,926	$0.00710	/kwh
2017 Incentive and Cost Recovery	A –	October 4, 2018	November 1, 2018	$10,283	$0.00600	/kwh
Transmission Cost Recovery
2018 Annual Update–Updated Request	A –	October 22, 2020	January 1, 2021	$10,260	Various
2017 Rate Reset	A –	October 30, 2017	November 1, 2017	$(3,311)	Various
Environmental Cost Recovery
2018 Annual Update	A –	November 29, 2018	December 1, 2018	$-	0%	of base
Renewable Resource Adjustment
2019 Annual Update – Revised	A –	December 19, 2019	January 1, 2020	$12,506	$0.00467	/kwh
2018 Annual Update	A –	August 29, 2018	November 1, 2018	$5,886	$0.00219	/kwh
North Dakota
Renewable Resource Adjustment
2020 Annual Update	A –	March 18, 2020	April 1, 2020	$5,762	5.637%	of base
2019 Annual Update	A –	May 1, 2019	June 1, 2019	$(235)	-0.224%	of base
2018 Rate Reset for effect of TCJA	A –	February 27, 2018	March 1, 2018	$9,650	7.493%	of base
Transmission Cost Recovery
2020 Annual Update	R –	August 31, 2020	January 1, 2021	$5,570	Various
2019 Annual Update	A –	December 18, 2019	January 1, 2020	$5,739	Various
2018 Supplemental Update	A –	December 6, 2018	February 1, 2019	$4,801	Various
2018 Rate Reset for effect of TCJA	A –	February 27, 2018	March 1, 2018	$7,469	Various
Environmental Cost Recovery
2019 Update	A –	October 22, 2019	November 1, 2019	$-	0%	of base
2018 Update	A –	December 19, 2018	February 1, 2019	$(378)	-0.310%	of base
2018 Rate Reset for effect of TCJA	A –	February 27, 2018	March 1, 2018	$7,718	5.593%	of base
Generation Cost Recovery
2020 Annual Update	A –	June 10, 2020	July 1, 2020	$6,184	6.041%	of base
2019 Initial Request	A –	May 15, 2019	July 1, 2019	$2,720	2.547%	of base
South Dakota
Transmission Cost Recovery
2020 Annual Update	A –	February 19, 2020	March 1, 2020	$2,327	Various
2019 Rate Reset	A –	September 17, 2019	October 1, 2019	$2,046	Various
2019 Annual Update	A –	February 20, 2019	March 1, 2019	$1,638	Various
2018 Interim Rate Reset	A –	October 18, 2018	October 18, 2018	$1,171	Various
Environmental Cost Recovery
2018 Interim Rate Reset	A –	October 18, 2018	October 18, 2018	$(189)	-$0.00075	/kwh
Phase-In Rate Plan Recovery
2020 Annual Update	A –	August 6, 2020	September 1, 2020	$1,625	6.521%	of base
2019 Initial Request	A –	August 21, 2019	September 1, 2019	$864	3.345%	of base

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

ROE—In November 2013 and February 2015, customers filed complaints with FERC seeking to reduce the ROE component of the transmission rates that MISO transmission owners, including OTP, may collect under the MISO tariff. OTP has deferred recognition and recorded a liability of $2.8 million as of September 30, 2020 as a result of the disputed ROE awaiting FERC action. The provision includes:

●	a $0.1 million refund for the first complaint period of November 2013 to February 2015 resulting from the potential reduction of the base ROE from 10.32%.

●	a $1.4 million refund related to the second complaint period of February 2015 to May 2016 resulting from a potential reduction in base ROE from 12.38%.

●	a $1.3 million refund for the period from September 2016 through September 2020 resulting from a potential reduction in base ROE from 10.82%.

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

	September 30, 2020			Remaining Recovery/
(in thousands)	Current	Long-Term	Total	Refund Period (months)
Regulatory Assets:
Prior Service Costs and Actuarial Losses on Pensions and Other Postretirement Benefits[1]	$9,018	$122,765	$131,783	see below
Minnesota Transmission Cost Recovery Rider Accrued Revenues[2]	3,676	6,126	9,802	27
Accumulated Asset Retirement Obligation (ARO) Accretion/Depreciation Adjustment[1]	-	8,481	8,481	asset lives
Conservation Improvement Program Costs and Incentives[2]	1,040	2,094	3,134	24
Nonservice Costs Components of Postretirement Benefits Capitalized for Ratemaking Purposes and Subject to Deferred Recovery[1]	-	2,149	2,149	asset lives
MISO Schedule 26/26A Transmission Cost Recovery Rider True-ups[1]	1,234	559	1,793	27
Unrecovered Project Costs – Minnesota[1]	401	1,092	1,493	21
Minnesota Renewable Resource Rider Accrued Revenues[2]	1,203	-	1,203	12
Unrecovered Project Costs – North Dakota[1]	-	856	856	21
Minnesota SPP Transmission Cost Recovery Tracker[1]	-	759	759	see below
Debt Reacquisition Premiums[1]	204	379	583	144
Unrecovered Project Costs – South Dakota[1]	144	357	501	24
South Dakota Deferred Rate Case Expenses Subject to Recovery[1]	137	143	280	25
North Dakota Deferred Rate Case Expenses Subject to Recovery[1]	122	152	274	27
Deferred Marked-to-Market Losses[1]	186	-	186	3
North Dakota Generation Cost Recovery Rider Accrued Revenue[2]	66	-	66	9
Deferred Lease Expenses[1]	-	65	65	56
Minnesota Environmental Cost Recovery Rider Accrued Revenues[2]	4	-	4	12
Total Regulatory Assets	$17,435	$145,977	$163,412
Regulatory Liabilities:
Deferred Income Taxes	$-	$136,630	$136,630	asset lives
Accumulated Reserve for Estimated Removal Costs – Net of Salvage	-	99,617	99,617	asset lives
Refundable Fuel Clause Adjustment Revenues	9,208	-	9,208	12
North Dakota Transmission Cost Recovery Rider Accrued Refund	1,233	-	1,233	3
South Dakota Phase-In Rate Plan Rider Accrued Refund	1,090	-	1,090	11
Revenue for Rate Case Expenses Subject to Refund – Minnesota	-	577	577	see below
Prior Service Costs and Actuarial Gains on Postretirement Benefits	471	-	471	12
North Dakota Renewable Resource Recovery Rider Accrued Refund	444	-	444	6
South Dakota Transmission Cost Recovery Rider Accrued Refund	232	-	232	5
Minnesota Energy Intensive Trade Exposed Rider Accrued Refund	186	-	186	12
Other	6	68	74	159
Total Regulatory Liabilities	$12,870	$236,892	$249,762
Net Regulatory Asset/(Liability) Position	$4,565	$(90,915)	$(86,350)

[1]Costs subject to recovery without a rate of return. [2]Amount eligible for recovery under an alternative revenue program which includes an incentive or rate of return.

	December 31, 2019			Remaining Recovery/
(in thousands)	Current	Long-Term	Total	Refund Period (months)
Regulatory Assets:
Prior Service Costs and Actuarial Losses on Pensions and Other Postretirement Benefits[1]	$9,090	$129,102	$138,192	see below
Minnesota Transmission Cost Recovery Rider Accrued Revenues[2]	4,208	-	4,208	12
Accumulated Asset Retirement Obligation (ARO) Accretion/Depreciation Adjustment[1]	-	7,772	7,772	asset lives
Conservation Improvement Program Costs and Incentives[2]	4,024	2,844	6,868	21
Nonservice Costs Components of Postretirement Benefits Capitalized for Ratemaking Purposes and Subject to Deferred Recovery[1]	-	1,681	1,681	asset lives
MISO Schedule 26/26A Transmission Cost Recovery Rider True-ups[1]	2,033	968	3,001	24
Unrecovered Project Costs – Minnesota[1]	715	225	940	16
Minnesota Renewable Resource Rider Accrued Revenues[2]	131	-	131	12
Minnesota SPP Transmission Cost Recovery Tracker[1]	-	202	202	see below
Debt Reacquisition Premiums[1]	201	548	749	153
Unrecovered Project Costs – South Dakota[1]	144	253	397	33
South Dakota Deferred Rate Case Expenses Subject to Recovery[1]	138	245	383	34
North Dakota Deferred Rate Case Expenses Subject to Recovery[1]	122	244	366	36
Deferred Marked-to-Market Losses[1]	743	-	743	12
Deferred Lease Expenses[1]	-	54	54	39
Minnesota Environmental Cost Recovery Rider Accrued Revenues[2]	4	-	4	12
South Dakota Transmission Cost Recovery Rider Accrued Revenues[2]	97	-	97	2
Total Regulatory Assets	$21,650	$144,138	$165,788
Regulatory Liabilities:
Deferred Income Taxes	$-	$141,707	$141,707	asset lives
Accumulated Reserve for Estimated Removal Costs – Net of Salvage	-	97,726	97,726	asset lives
Refundable Fuel Clause Adjustment Revenues	3,982	-	3,982	12
North Dakota Transmission Cost Recovery Rider Accrued Refund	700	-	700	12
South Dakota Phase-In Rate Plan Rider Accrued Refund	355	-	355	9
Revenue for Rate Case Expenses Subject to Refund – Minnesota	-	401	401	see below
Prior Service Costs and Actuarial Gains on Postretirement Benefits	471	-	471	12
North Dakota Renewable Resource Recovery Rider Accrued Refund	1,515	-	1,515	12
Minnesota Energy Intensive Trade Exposed Rider Accrued Refund	164	-	164	12
North Dakota Generation Cost Recovery Rider Accrued Refund	287	-	287	6
Other	6	72	78	168
Total Regulatory Liabilities	$7,480	$239,906	$247,386
Net Regulatory Asset/(Liability) Position	$14,170	$(95,768)	$(81,598)

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

Unrecovered Project Costs – Minnesota are the Minnesota share of generation and transmission plant-related costs incurred by OTP related to its participation in the abandoned Big Stone II project and excess unrecovered depreciation expense for Hoot Lake Plant and OTP’s hydroelectric plants related to acceleration of their remaining depreciable lives.

The Minnesota Renewable Resource Recovery Rider Accrued Revenues relate to revenues earned on qualifying renewable resource costs incurred to serve Minnesota customers that were recoverable from Minnesota customers as of the balance sheet date.

Unrecovered Project Costs – North Dakota are the North Dakota share of excess unrecovered depreciation expense for Hoot Lake Plant and OTP’s hydroelectric plants related to acceleration of their remaining depreciable lives.

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

Unrecovered Project Costs – South Dakota are the South Dakota share of generation and transmission plant-related costs incurred by OTP related to its participation in the abandoned Big Stone II project and excess unrecovered depreciation expense for Hoot Lake Plant and OTP’s hydroelectric plants related to acceleration of their remaining depreciable lives.

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

2020 Common Stock Activity

Following is a reconciliation of the Company’s common shares outstanding from December 31, 2019 through September 30, 2020:

Common Shares Outstanding, December 31, 2019	40,157,591
Issuances:
At-the-Market Offering	588,084
Automatic Dividend Reinvestment and Share Purchase Plan:
Dividends Reinvested	102,042
Cash Invested	88,636
Executive Stock Performance Awards (2017 awards earned)	62,497
Vesting of Restricted Stock Units	35,720
Employee Stock Purchase Plan:
Cash Invested	29,894
Dividends Reinvested	7,906
Restricted Stock Issued to Directors	17,400
Directors Deferred Compensation	612
Retirements:
Shares Withheld for Individual Income Tax Requirements	(38,217)
Common Shares Outstanding, September 30, 2020	41,052,165

Earnings Per Share

The numerator used in the calculation of both basic and diluted earnings per common share is net income with no adjustments for the three- and nine-month periods ended September 30, 2020 and 2019. The denominator used in the calculation of basic earnings per common share is the weighted average number of common shares outstanding during the period excluding nonvested restricted shares granted to the Company’s directors, which are considered contingently returnable and not outstanding for the purpose of calculating basic earnings per share. The denominator used in the calculation of diluted earnings per common share is derived by adjusting basic shares outstanding for the items listed in the following reconciliation for the three- and nine-month periods ended September 30:

	Three Months ended September 30		Nine Months ended September 30
	2020	2019	2020	2019
Weighted Average Common Shares Outstanding – Basic	40,913,972	39,714,672	40,548,133	39,694,677
Plus Outstanding Share Awards net of Share Reductions for Unrecognized Stock-Based Compensation Expense and Excess Tax Benefits:
Shares Expected to be Awarded for Stock Performance Awards Granted to Executive Officers based on Measurement Period-to-Date Performance	98,012	149,023	107,017	147,106
Underlying Shares Related to Nonvested Restricted Stock Units Granted to Employees	48,682	68,138	53,303	63,902
Shares Expected to be Issued Under the Employee Stock Purchase Plan	13,182	-	14,997	-
Nonvested Restricted Shares	2,603	13,107	8,033	14,896
Shares Expected to be Issued Under the Deferred Compensation Program for Directors	1,238	1,799	1,445	1,999
Total Dilutive Shares	163,717	232,067	184,795	227,903
Weighted Average Common Shares Outstanding – Diluted	41,077,689	39,946,739	40,732,928	39,922,580

6. Share-Based Payments

Stock Incentive Awards

The following stock incentive awards were granted under the 2014 Stock Incentive Plan during the nine months ended September 30, 2020.

Award	Grant Date	Shares/ Units Granted	Weighted Average Grant-Date Fair Value per Award	Vesting
Restricted Stock Units Granted:
With Dividend Equivalent:
To Key Management Employees	February 3, 2020	3,000	$54.0450	25% per year through February 6, 2024
To Executive Officers	February 12, 2020	15,300	$54.0607	25% per year through February 6, 2024
Without Dividend Equivalent:
To Nonexecutive Employees	April 20, 2020	14,975	$40.18	100% April 8, 2024
Stock Performance Awards Granted:
Under Executive Agreement	February 12, 2020	47,600	$47.10	December 31, 2022
Under Legacy Agreement	February 12, 2020	7,400	$52.20	December 31, 2022
Restricted Stock Granted to Nonemployee Directors	April 20, 2020	17,400	$44.85	33% per year through April 8, 2023

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

As of September 30, 2020, the remaining unrecognized compensation expense related to outstanding, unvested stock-based compensation was approximately $3.9 million (before income taxes) which will be amortized over a weighted-average period of 1.9 years.

Amounts of compensation expense recognized under the Company’s stock-based payment programs for the three- and nine-month periods ended September 30, 2020 and 2019 are presented in the table below:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019
Stock Performance Awards Granted to Executive Officers	$758	$743	$3,170	$3,274
Restricted Stock Dividend Equivalent Units Granted to Executive Officers and Key Employees	106	189	891	999
Restricted Stock Granted to Nonemployee Directors	237	203	677	572
Restricted Stock Units Granted to Nonexecutive Employees	133	112	408	346
ESPP (15% discount)	41	54	136	54
Totals	$1,275	$1,301	$5,282	$5,245

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

Both the Company and OTP credit agreements contain restrictions on the payment of cash dividends upon a default or event of default. An event of default would be considered to have occurred if the Company did not meet certain financial covenants. As of September 30, 2020, the Company was in compliance with these financial covenants.

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

The MPUC indirectly limits the amount of dividends OTP can pay to the Company by requiring an equity-to-total-capitalization ratio between 47.5% and 58.1% based on OTP’s 2020 capital structure petition effective by order of the MPUC on July 15, 2020. As of September 30, 2020, OTP’s equity-to-total-capitalization ratio including short-term debt was 52.8% and its net assets restricted from distribution totaled approximately $619 million. Under the 2020 capital structure petition, OTP’s total capitalization cannot exceed $1,704,607,000.

8. Leases

No update required for interim reporting periods.

9. Commitments and Contingencies

Construction and Other Purchase Commitments

At September 30, 2020 OTP had commitments under contracts, including its share of construction program commitments and other commitments, extending into 2022 of approximately $58 million. At December 31, 2019 OTP had commitments under contracts, including its share of construction program commitments and other nonlease commitments, extending into 2021 of approximately $317 million.

On October 1, 2019 T.O. Plastics entered into a six-year resin supply agreement that commenced on January 1, 2020. Under the resin supply agreement, there are no minimum purchase requirements, but T.O. Plastics is required to purchase all of a specified class of regrind resin delivered by the supplier at a set price per pound. Based on current forecasted production levels, T.O. Plastics anticipates the quantity of resin delivered under the supply agreement will not exceed its requirements over the six-year term of the supply agreement or exceed the market cost of alternative sources of the resin. T.O. Plastics estimates it will pay the supplier approximately $1.9 million annually under this agreement.

Electric Utility Capacity and Energy Requirements and Coal Purchase and Delivery Contracts

OTP has commitments for the purchase of capacity and energy requirements under agreements extending into 2043. OTP also has contracts providing for the purchase and delivery of a significant portion of its current coal requirements. OTP’s current coal purchase agreements for Coyote Station expire at the end of 2040. OTP has agreements with Peabody COALSALES, LLC (Peabody) for the purchase of subbituminous coal for Big Stone Plant’s coal requirements through December 31, 2022. There are no fixed minimum purchase requirements under these agreements but all of Big Stone Plant’s coal requirements for the period covered must be purchased exclusively from Peabody. OTP has an all-requirements agreement with Navajo Transitional Energy Co. for the purchase of subbituminous coal for Hoot Lake Plant through December 31, 2023, with no fixed minimum purchase requirement. OTP plans to discontinue generation at Hoot Lake Plant in May 2021.

OTP Land Easements

OTP has commitments to make future payments for land easements not classified as leases, extending into 2034 of approximately $9.7 million.

Transmission Obligation

In September 2020, in connection with Merricourt and in accordance with the Merricourt amended and restated generator interconnection agreement, OTP entered into a 20-year Facilities Service Agreement (FSA) with an owner of adjacent transmission assets to pay for upgrades and additions to the owner’s transmission facilities required to accommodate the transmission of electricity generated by Merricourt’s wind turbines. OTP estimates it will pay approximately $675,000 annually through October 2040 under the FSA. The annual payment requirements are subject to adjustments for changes in income tax rates, rates of return on assets and other variable factors included in the MISO tariff.

Contingencies

OTP had a $2.8 million refund liability on its balance sheet as of September 30, 2020. This represents its best estimate of the refund obligations that would arise net of amounts that would be subject to recovery under state jurisdictional TCR riders. This is based on the outcome of the appeals of the FERC ruling reducing the ROE component of the MISO Tariff and ordering MISO to refund amounts charged in excess of the lower rate. As discussed in note 3 in greater detail, OTP believes its estimated accrued refund liability is appropriate based on the current facts and circumstances and is awaiting results of the appeal before determining if a change in this estimate will be needed.

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

On July 30, 2020 the MPUC ordered a reduction in the remaining depreciable lives of OTP’s Hoot Lake Plant and seven hydroelectric plants. The MPUC stipulated recoverability of the resulting increase in depreciation expense, which we estimate will be approximately $1.4 million on an annual basis, would be determined in OTP’s next rate case. Based on the relevant facts and circumstances, OTP has concluded the additional depreciation expense is probable of recovery and has recognized a regulatory asset for the amount of incremental expense recognized in 2020.

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

In October 2020, during testing and commissioning of Merricourt, a defect in a turbine blade was identified. The Company is investigating the defect along with additional blades to determine if other blades have similar defects. Depending on the extent of the defect and repair and replacement alternatives, the date of commercial operation of the project, or a portion thereof, may be delayed beyond December 2020. The cost of the project could also be impacted, but the risk of loss on assets of the project only transfers to Otter Tail Power Company at commercial operation. Considering this along with the commercial and contractual provisions in place, the Company does not anticipate this issue will have a material financial impact on the Company.

Other

The Company is a party to litigation and regulatory enforcement matters arising in the normal course of business. The Company regularly analyzes current information and, as necessary, provides accruals for liabilities that are probable of occurring and that can be reasonably estimated. The Company believes the effect on its consolidated results of operations, financial position and cash flows, if any, for the disposition of all matters pending as of September 30, 2020, other than those relating to the RHR, will not be material.

10. Short-Term and Long-Term Borrowings

The following table presents the status of the Company’s lines of credit as of September 30, 2020 and December 31, 2019:

(in thousands)	Line Limit	In Use on September 30, 2020	Restricted due to Outstanding Letters of Credit	Available on September 30, 2020	Available on December 31, 2019
Otter Tail Corporation Credit Agreement	$170,000	$48,600	$-	$121,400	$164,000
OTP Credit Agreement	170,000	-	7,670	162,330	154,524
Total	$340,000	$48,600	$7,670	$283,730	$318,524

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

On February 25, 2020, OTP issued the Series 2020A Notes, the Series 2020C Notes and the Series 2020D Notes pursuant to the 2019 Note Purchase Agreement. On August 20, 2020, OTP issued the Series 2020B Notes pursuant to the 2019 Note Purchase Agreement. OTP used the $75 million proceeds from the issuances to pay for capital expenditures and for other corporate purposes. The Series 2019A Notes, Series 2019B Notes and Series 2019C Notes were issued by the Company on October 10, 2019.

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

The following tables provide a breakdown of the assignment of the Company’s consolidated short-term and long-term debt outstanding as of September 30, 2020 and December 31, 2019:

September 30, 2020 (in thousands)	OTP	Otter Tail Corporation	Consolidated
Short-Term Debt	$-	$48,600	$48,600
Long-Term Debt:
3.55% Guaranteed Senior Notes, due December 15, 2026		$80,000	$80,000
Senior Unsecured Notes 4.63%, Series 2011A, due December 1, 2021	$140,000		140,000
Senior Unsecured Notes 6.15%, Series 2007B, due August 20, 2022	30,000		30,000
Senior Unsecured Notes 6.37%, Series 2007C, due August 20, 2027	42,000		42,000
Senior Unsecured Notes 4.68%, Series 2013A, due February 27, 2029	60,000		60,000
Senior Unsecured Notes 3.07%, Series 2019A, due October 10, 2029[1]	10,000		10,000
Senior Unsecured Notes 3.22%, Series 2020A, due February 25, 2030	10,000		10,000
Senior Unsecured Notes 3.22%, Series 2020B, due August 20, 2030[1]	40,000		40,000
Senior Unsecured Notes 6.47%, Series 2007D, due August 20, 2037	50,000		50,000
Senior Unsecured Notes 3.52%, Series 2019B, due October 10, 2039	26,000		26,000
Senior Unsecured Notes 3.62%. Series 2020C, due February 25, 2040	10,000		10,000
Senior Unsecured Notes 5.47%, Series 2013B, due February 27, 2044	90,000		90,000
Senior Unsecured Notes 4.07%, Series 2018A, due February 7, 2048	100,000		100,000
Senior Unsecured Notes 3.82%, Series 2019C, due October 10, 2049	64,000		64,000
Senior Unsecured Notes 3.92%, Series 2020D, due February 25, 2050	15,000		15,000
PACE Note, 2.54%, due March 18, 2021		215	215
Total	$687,000	$80,215	$767,215
Less: Current Maturities net of Unamortized Debt Issuance Costs	-	215	215
Unamortized Long-Term Debt Issuance Costs	2,408	318	2,726
Total Long-Term Debt net of Unamortized Debt Issuance Costs	$684,592	$79,682	$764,274
Total Short-Term and Long-Term Debt (with current maturities)	$684,592	$128,497	$813,089
December 31, 2019 (in thousands)
Short-Term Debt	$-	$6,000	$6,000
Long-Term Debt:
3.55% Guaranteed Senior Notes, due December 15, 2026		$80,000	$80,000
Senior Unsecured Notes 4.63%, Series 2011A, due December 1, 2021	$140,000		140,000
Senior Unsecured Notes 6.15%, Series 2007B, due August 20, 2022	30,000		30,000
Senior Unsecured Notes 6.37%, Series 2007C, due August 20, 2027	42,000		42,000
Senior Unsecured Notes 4.68%, Series 2013A, due February 27, 2029	60,000		60,000
Senior Unsecured Notes 3.07%, Series 2019A, due October 10, 2029[1]	10,000		10,000
Senior Unsecured Notes 6.47%, Series 2007D, due August 20, 2037	50,000		50,000
Senior Unsecured Notes 3.52%, Series 2019B, due October 10, 2039	26,000		26,000
Senior Unsecured Notes 5.47%, Series 2013B, due February 27, 2044	90,000		90,000
Senior Unsecured Notes 4.07%, Series 2018A, due February 7, 2048	100,000		100,000
Senior Unsecured Notes 3.82%, Series 2019C, due October 10, 2049	64,000		64,000
PACE Note, 2.54%, due March 18, 2021		351	351
Total	$612,000	$80,351	$692,351
Less: Current Maturities net of Unamortized Debt Issuance Costs	-	183	183
Unamortized Long-Term Debt Issuance Costs	2,231	356	2,587
Total Long-Term Debt net of Unamortized Debt Issuance Costs	$609,769	$79,812	$689,581
Total Short-Term and Long-Term Debt (with current maturities)	$609,769	$85,995	$695,764

[1]Holder is COBANK, a cooperative lender. Interest payments are subject to cash credits which may result in a lower effective interest rate.

11. Pension Plan and Other Postretirement Benefits

Pension Plan—Components of net periodic pension benefit cost of the Company's noncontributory funded pension plan are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Service Cost—Benefit Earned During the Period	$1,655	$1,373	$4,966	$4,119
Interest Cost on Projected Benefit Obligation	3,264	3,603	9,790	10,809
Expected Return on Assets	(5,506)	(5,324)	(16,516)	(15,973)
Amortization of Prior-Service Cost:
From Regulatory Asset	-	1	-	4
From Other Comprehensive Income[1]	-	2	-	6
Amortization of Net Actuarial Loss:
From Regulatory Asset	2,231	1,163	6,693	3,488
From Other Comprehensive Income[1]	55	26	165	79
Net Periodic Pension Cost[2]	$1,699	$844	$5,098	$2,532
[1]Corporate cost included in nonservice cost components of postretirement benefits.
[2]Allocation of costs:
Service costs included in OTP capital expenditures	$516	$333	$1,371	$1,059
Service costs included in electric operation and maintenance expenses	1,099	1,007	3,476	2,961
Service costs included in other nonelectric expenses	40	33	119	99
Nonservice costs capitalized as regulatory assets	13	(128)	36	(408)
Nonservice costs included in nonservice cost components of postretirement benefits	31	(401)	96	(1,179)

Cash flows—The Company had no minimum funding requirement as of December 31, 2019 but made a discretionary plan contribution of $11.2 million in January 2020.

Executive Survivor and Supplemental Retirement Plan—Components of net periodic pension benefit cost of the Company’s unfunded, nonqualified benefit plan for executive officers and certain key management employees are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Service Cost—Benefit Earned During the Period	$45	$104	$134	$313
Interest Cost on Projected Benefit Obligation	362	433	1,086	1,301
Amortization of Prior Service Cost:
From Regulatory Asset	-	2	-	4
From Other Comprehensive Income[1]	-	4	-	12
Amortization of Net Actuarial Loss:
From Regulatory Asset	24	31	71	93
From Other Comprehensive Income[1]	85	87	256	262
Net Periodic Pension Cost[2]	$516	$661	$1,547	$1,985
[1]Amortization of prior service costs and net actuarial losses from other comprehensive income are included in nonservice cost components of postretirement benefits.
[2]Allocation of Costs:
Service costs included in electric operation and maintenance expenses	$-	$26	$-	$78
Service costs included in other nonelectric expenses	45	78	134	235
Nonservice costs included in nonservice cost components of postretirement benefits	471	557	1,413	1,672

Other Postretirement Benefits—Components of net periodic postretirement benefit cost for health insurance benefits for retired OTP and corporate employees, net of the effect of Medicare Part D Subsidy:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Service Cost—Benefit Earned During the Period	$461	$321	$1,385	$964
Interest Cost on Projected Benefit Obligation	598	770	1,795	2,312
Amortization of Prior-Service Cost:
From Regulatory Asset	(1,169)	-	(3,508)	-
From Other Comprehensive Income[1]	(28)	-	(86)	-
Amortization of Net Actuarial Loss:
From Regulatory Asset	1,051	393	3,154	1,178
From Other Comprehensive Income[1]	26	10	78	29
Net Periodic Postretirement Benefit Cost[2]	$939	$1,494	$2,818	$4,483
Effect of Medicare Part D Subsidy	$281	$(45)	$842	$(134)
[1]Corporate cost included in nonservice cost components of postretirement benefits.
[2]Allocation of Costs:
Service costs included in OTP capital expenditures	$144	$78	$382	$248
Service costs included in electric operation and maintenance expenses	306	235	970	693
Service costs included in other nonelectric expenses	11	8	33	23
Nonservice costs capitalized as regulatory assets	150	284	396	905
Nonservice costs included in nonservice cost components of postretirement benefits	328	889	1,037	2,614

12. Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash Equivalents—The carrying amount approximates fair value because of the short-term maturity of those instruments.

Short-Term Debt—The carrying amount approximates fair value because the debt obligations are short-term and the balances outstanding as of September 30, 2020 and December 31, 2019 related to the Otter Tail Corporation Credit Agreement were subject to variable interest rates of LIBOR plus 1.50%, which approximate market rates.

Long-Term Debt including Current Maturities—The fair value of the Company's and OTP’s long-term debt is estimated based on the current market indications of rates available to the Company for the issuance of debt. The fair value measurements of the Company’s long-term debt issues fall into level 2 of the fair value hierarchy set forth in ASC 820.

	September 30, 2020		December 31, 2019
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and Cash Equivalents	$44,904	$44,904	$21,199	$21,199
Short-Term Debt	(48,600)	(48,600)	(6,000)	(6,000)
Long-Term Debt including Current Maturities	(764,489)	(867,972)	(689,764)	(742,279)

13. Property, Plant and Equipment

No update required for interim reporting period.

14. Income Tax Expense

The following table provides a reconciliation of income tax expense calculated at the net composite federal and state statutory rate on income before income taxes and income tax expense reported on the Company’s consolidated statements of income for the three- and nine-month periods ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Income Before Income Taxes	$45,031	$29,681	$95,726	$80,402
Tax Computed at Company’s Net Composite Federal and State Statutory Rate (26%)	$11,708	$7,717	$24,889	$20,905
(Decreases) Increases in Tax from:
Differences Reversing in Excess of Federal Rates	(1,678)	(933)	(3,450)	(2,690)
Allowance for Funds Used During Construction – Equity	(388)	(239)	(948)	(419)
North Dakota Wind Tax Credit Amortization – Net of Federal Taxes	(259)	(258)	(775)	(774)
Research and Development and Other Tax Credits	(263)	(612)	(649)	(987)
Excess Tax Deduction – Equity Method Stock Awards	-	-	(535)	(827)
Corporate Owned Life Insurance	(155)	(50)	(141)	(609)
Reconciliation and Prior Period Adjustments	172	(688)	172	(722)
Other Items – Net	(40)	(1)	(20)	30
Income Tax Expense	$9,097	$4,936	$18,543	$13,907
Effective Income Tax Rate	20.2%	16.6%	19.4%	17.3%

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

(in thousands)	2020	2019
Balance on January 1	$1,488	$1,282
(Decreases) Increases Related to Tax Positions for Prior Years	(27)	37
Increases Related to Tax Positions for Current Year	123	153
Uncertain Positions Resolved During Year	(586)	-
Decrease from the Expiration of Statute of Limitations	(139)	(170)
Balance on September 30	$859	$1,302

The balance of unrecognized tax benefits as of September 30, 2020 would reduce the Company’s effective tax rate if recognized. The total amount of unrecognized tax benefits as of September 30, 2020 could be reduced by as much as $139,000 within the next 12 months due to expected settlement. The Company classifies interest and penalties on tax uncertainties as components of the provision for income taxes in its consolidated statement of income.

The Company and its subsidiaries file a consolidated U.S. federal income tax return and various state income tax returns. As of November 1, 2020, with limited exceptions, the Company is no longer subject to examinations by taxing authorities for tax years prior to 2017 for federal and North Dakota income taxes and prior to 2016 for Minnesota income taxes.

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations

COVID-19

Otter Tail Corporation (the Company, we, us and our) continues to monitor the progression of the coronavirus disease 2019 (COVID-19) and its impact on our businesses, employees, customers, construction contractors and vendors. As this pandemic continues, we are following the directives and advice of government leaders and medical professionals and have adopted practices to help curtail the spread of the virus and mitigate its impact on our communities, employees, construction contractors, customers and business operations. Our Electric segment business provides a critical service to our customers and our manufacturing platform businesses provide products and support to critical infrastructure industries. All of our operating companies have been deemed critical infrastructure businesses. Accordingly, we continue to operate our businesses in a manner that is safe for our employees and our customers.

COVID-19 and the resulting economic conditions have had a material negative impact on the results of operations in our Manufacturing segment, and, to a lesser extent, also impacted the results of operations of our Electric and Plastics segments, but have not had a material impact on our consolidated financial position or liquidity. We saw a reduction in customer demand in our Manufacturing segment in late March 2020 and experienced significantly lower levels of customer demand in our Manufacturing segment through the end of June 2020 but began to see some recovery in demand in the third quarter of 2020. A moderate level of reduced demand may continue in our Manufacturing segment over the near term. Within our Electric segment, we have experienced reduced demand from commercial and industrial customers. In our Plastics segment, we experienced lower sales in the second quarter as distributors reduced inventory levels due to uncertainty over the impact of COVID-19, but experienced a recovery in sales and increased margins in the third quarter due to higher PVC pipe prices relative to lower-cost inventory.

Beginning in April 2020, in response to the actual and anticipated impact of COVID-19 on our business operations, we implemented a variety of policies, including furloughs, shift and pay reductions, wage and hiring freezes, suspension of certain employee benefits, a workforce reduction and other cost reduction efforts to mitigate the negative impact to our financial results. We continue to monitor the impacts of the pandemic on our businesses and will adjust our response as circumstances evolve.

Financial And OTHER metrics USED IN THE FOLLOWING DISCUSSION

Heating Degree Days (HDDs) is a measure of how much (in degrees), and for how long (in days), the outside air temperature was below a certain normalized level. This measure is commonly used in calculations relating to the energy consumption required to heat buildings.

Cooling Degree Days (CDDs) is a measure of how much (in degrees), and for how long (in days), the outside air temperature was above a certain normalized level. This measure is commonly used in calculations relating to the energy consumption required to cool buildings.

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

Results of Operations

Following is an analysis of the Company’s operating results by business segment for the three and nine months ended September 30, 2020 and 2019 followed by a discussion of changes in our consolidated financial position during the nine months ended September 30, 2020 and our business outlook for the remainder of 2020.

Comparison of the Three Months Ended September 30, 2020 and 2019

Consolidated operating revenues were $235.8 million for the three months ended September 30, 2020 compared with $228.7 million for the three months ended September 30, 2019. Operating income was $52.7 million for the three months ended September 30, 2020 compared with $37.3 million for the three months ended September 30, 2019. The Company recorded diluted earnings per share of $0.87 for the three months ended September 30, 2020 compared with $0.62 for the three months ended September 30, 2019.

Amounts presented in the segment tables that follow for operating revenues, cost of products sold and other nonelectric operating expenses for the three-month periods ended September 30, 2020 and 2019 will not agree with amounts presented in the consolidated statements of income due to the elimination of intersegment transactions. The amounts of intersegment eliminations by income statement line item are listed below:

Intersegment Eliminations (in thousands)	September 30, 2020	September 30, 2019
Operating Revenues:
Electric	$10	$9
Nonelectric	--	--
Costs of Products Sold	3	5
Other Nonelectric Expenses	7	4

Electric

	Three Months Ended
	September 30,			%
(in thousands)	2020	2019	Change	Change
Retail Sales Revenues from Contracts with Customers	$96,827	$100,345	$(3,518)	(3.5)
Changes in Accrued Revenues under Alternative Revenue Programs	2,778	(921)	3,699	401.6
Total Retail Sales Revenue	$99,605	$99,424	$181	0.2
Transmission Services Revenue	12,288	11,692	596	5.1
Wholesale Revenues – Company Generation	1,500	1,631	(131)	(8.0)
Other Revenues	1,830	1,626	204	12.5
Total Operating Revenues	$115,223	$114,373	$850	0.7
Production Fuel	11,554	18,331	(6,777)	(37.0)
Purchased Power – System Use	13,428	13,163	265	2.0
Electric Operation and Maintenance Expenses	32,845	35,869	(3,024)	(8.4)
Depreciation and Amortization	15,647	15,198	449	3.0
Property Taxes	4,333	3,965	368	9.3
Operating Income	$37,416	$27,847	9,569	34.4
Electric Megawatt-hour (mwh) Sales
Retail mwh Sales	1,075,336	1,091,427	(16,091)	(1.5)
Wholesale mwh Sales – Company Generation	75,884	71,506	4,378	6.1
HDDs	61	42	19	45.2
CDDs	363	288	75	26.0

The following table shows heating and cooling degree days as a percent of normal:

	Three Months ended September 30,
	2020	2019
HDDs	115.1%	76.4%
CDDs	104.6%	83.0%

The following table summarizes the estimated effect on diluted earnings per share of the difference in retail kwh sales under actual weather conditions and expected retail kwh sales under normal weather conditions in the third quarters of 2020 and 2019 and between quarters:

	2020 vs Normal	2019 vs Normal	2020 vs 2019
Effect on Diluted Earnings Per Share	$0.01	$(0.02)	$0.03

The $0.2 million increase in retail sales revenue includes:

●

A $3.3 million increase in Minnesota and North Dakota Renewable Resource Adjustment (RRA) Rider revenues related to earning a return on funds invested in the Merricourt Wind Energy Center (Merricourt) while the project is under construction.

●

A $2.1 million increase in Transmission Cost Recovery (TCR) revenues, mainly due to the recognition of Minnesota TCR Rider revenues resulting from a favorable decision regarding the state jurisdictional treatment of federally approved transmission rate incentives.

●	A $1.5 million increase in retail revenues mainly related to increased residential kwh consumption due to favorable weather impacts in the third quarter of 2020 compared to the third quarter of 2019.

●

A $1.1 million increase in revenues from the North Dakota Generation Cost Recovery (GCR) Rider which went into effect in July 2019 to provide a return on funds invested in Astoria Station while the generation project is under construction.

These increases in revenue were mostly offset by:

●

A $6.6 million decrease in retail revenue related to the recovery of decreased fuel and purchased power costs to serve retail customers. Fuel costs decreased as a result of a 24.0% decrease in kwhs generated at OTP's fuel-burning power plants, but also as a result of a 37.9% decrease in the cost of fuel per kwh generated at Coyote Station related to higher-cost coal burned in the third quarter of 2019 due to the absorption of mine operating costs in inventory during Coyote Station's second quarter 2019 maintenance shutdown.

●	A $1.2 million decrease in revenue due to decreased kwh sales to commercial and industrial customers, mainly due to COVID-19-related impacts in the third quarter of 2020.

Transmission services revenue increased $0.6 million mainly due to an increase in facility service agreement revenues related to transmission upgrades made to accommodate independent generator access to the transmission grid.

Production fuel costs decreased $6.8 million due to a 24.0% decrease in kwhs generated from our fuel-burning plants and a 21.7% decrease in fuel cost per kwh of generation, weighted heavily by higher fuel costs per kwh of generation at Coyote Station in the third quarter of 2019. Coyote Station was down for maintenance in the second quarter of 2019 and mine operating costs incurred during the second quarter and absorbed in inventory were expensed as fuel costs when Coyote Station resumed operations in the third quarter of 2019.

The cost of purchased power to serve retail customers increased $0.3 million as a result of an 18.7% increase in kwh purchases, mostly offset by a 14.1% decrease in the cost per kwh purchased. The increase in purchased power volume was a function of reduced generation at Big Stone Plant, which went offline for scheduled maintenance in September 2020, and the availability of low-priced energy in the wholesale market. The decrease in purchased power prices was driven mainly by low prices for natural gas-fired generation.

Electric operating and maintenance expense decreased $3.0 million, including:

●

A $1.0 million decrease in labor and benefit costs due to an increase in capitalized labor related to an increase in construction activity and decreases in corporate overhead and performance incentive costs.

●	A $0.9 million decrease in transmission tariff expenses related to decreased rates.

●	A $0.6 million decrease in Hoot Lake Plant external services costs related to Unit 2 turbine maintenance repairs completed in the third quarter of 2019.

●	A $0.5 million decrease in tree-trimming and vegetation maintenance expenses.

●	A $0.5 million decrease in travel-related expenses related to Covid-19 travel restrictions.

These decreases in expense were partially offset by:

●	A $0.4 million increase in customer bad debt expense provisions, mainly due to adoption of Covid-19-related service suspension and debt collection policies.

Property tax expense increased $0.4 million due to property additions and increased jurisdictional valuations.

Depreciation expense increased $0.4 million mainly due to 2019 capital additions for generation and transmission plant.

Manufacturing

	Three Months Ended
	September 30,			%
(in thousands)	2020	2019	Change	Change
Operating Revenues	$59,849	$65,722	$(5,873)	(8.9)
Cost of Products Sold	44,444	51,399	(6,955)	(13.5)
Operating Expenses	6,901	6,846	55	0.8
Depreciation and Amortization	3,759	3,505	254	7.2
Operating Income	$4,745	$3,972	$773	19.5

The $5.9 million decrease in revenues in our Manufacturing segment includes the following:

●

Revenues at BTD Manufacturing, Inc. (BTD) decreased $5.4 million between quarters, driven by a $4.1 million decline in prices of materials passed through to customers and $1.3 million in decreased sales volumes. The decrease in sales volumes primarily resulted from lower parts sales to construction and industrial equipment manufacturers, partially offset by increased parts sales to recreational vehicle, agricultural and lawn and garden equipment manufacturers. Increases in parts revenue related to favorable product pricing were offset by lower tooling and scrap revenues.

●

Revenues at T.O. Plastics, Inc. (T.O. Plastics), our manufacturer of thermoformed plastic and horticultural products, decreased $0.5 million, mainly due to market softness generated by the uncertainty of how COVID-19 was going to impact these end markets.

The $7.0 million decrease in cost of products sold in our Manufacturing segment includes the following:

●

Cost of products sold at BTD decreased $6.6 million, mainly as a result of the $4.1 million in lower material costs passed through to customers but also due to improved productivity and the decrease in sales volume.

●	Cost of products sold at T.O. Plastics decreased $0.3 million related to the decrease in sales volume.

Plastics

	Three Months Ended
	September 30,			%
(in thousands)	2020	2019	Change	Change
Operating Revenues	$60,693	$48,566	$12,127	25.0
Cost of Products Sold	42,415	37,353	5,062	13.6
Operating Expenses	3,250	2,872	378	13.2
Depreciation and Amortization	905	865	40	4.6
Operating Income	$14,123	$7,476	$6,647	88.9

Plastics segment revenues and operating income increased $12.1 million and $6.6 million, respectively, primarily due to a 21.2% increase in pounds of polyvinyl chloride (PVC) pipe sold driven by distributors rebuilding inventory in the third quarter of 2020 after reducing inventory levels in the second quarter of 2020 due to uncertainty over the impact of COVID-19 on sales. Cost of products sold increased $5.1 million due to the increase in sales volume, partially offset by a 6.3% decrease in the cost per pound of PVC pipe sold. The decrease in the cost per pound of PVC pipe sold is primarily due to lower material input costs. The $0.4 million increase in segment operating expenses is mainly due to increased employee benefit costs.

Corporate

Corporate includes items such as corporate staff and overhead costs, the results of our captive insurance company and other items excluded from the measurement of operating segment performance. Corporate is not an operating segment. Rather it is added to operating segment totals to reconcile to totals on our consolidated statements of income.

	Three Months Ended
	September 30,			%
(in thousands)	2020	2019	Change	Change
Operating Expenses	$3,471	$1,951	$1,520	77.9
Depreciation and Amortization	84	89	(5)	(5.6)

The $1.5 million increase in corporate operating expenses is mainly due to an increase in performance incentive accruals driven by improved quarter-over-quarter results.

Interest Charges

Interest charges increased to $8.6 million in the three months ended September 30, 2020 from $7.5 million in the three months ended September 30, 2019. The $1.1 million increase in interest charges is primarily due to an increase in interest expense at OTP related to debt issuances of $100 million in October of 2019, $35 million in February of 2020 and $40 million in August 2020 under OTP’s 2019 Note Purchase Agreement.

Other Income

Other income increased to $1.7 million in the three months ended September 30, 2020 from $1.0 million in the three months ended September 30, 2019. The $0.7 million increase in other income includes:

●	A $0.3 million increase in allowance for equity funds used during construction at OTP mostly related to the Minnesota share of construction work in progress on OTP’s Astoria Station project.

●	A $0.2 million increase in the cash surrender value of corporate-owned life insurance policies held by the Company.

●	A $0.1 million decrease in unrealized losses on equity investments held by our captive insurance company, Otter Tail Assurance Limited, in the third quarter of 2020.

Income Tax Expense

Income tax expense increased $4.2 million in the three months ended September 30, 2020 compared with the three months ended September 30, 2019, mainly due to the tax effect of a $15.3 million increase in income before income taxes. The following table provides a reconciliation of income tax expense calculated at our net composite federal and state statutory rate on income before income taxes on our consolidated statements of income.

	Three Months Ended September 30,
(in thousands)	2020	2019
Income Before Income Taxes	$45,031	$29,681
Tax Computed at Company’s Net Composite Federal and State Statutory Rate (26%)	$11,708	$7,717
(Decreases) Increases in Tax from:
Differences Reversing in Excess of Federal Rates	(1,678)	(933)
Allowance for Funds Used During Construction – Equity	(388)	(239)
Research and Development and Other Tax Credits	(263)	(612)
North Dakota Wind Tax Credit Amortization – Net of Federal Taxes	(259)	(258)
Corporate Owned Life Insurance	(155)	(50)
Reconciliation and Prior Period Adjustments	172	(688)
Other Items – Net	(40)	(1)
Income Tax Expense	$9,097	$4,936
Effective Income Tax Rate	20.2%	16.6%

Comparison of the Nine Months Ended September 30, 2020 and 2019

Consolidated operating revenues were $663.3 million for the nine months ended September 30, 2020 compared with $703.8 million for the nine months ended September 30, 2019. Operating income was $119.9 million for the nine months ended September 30, 2020 compared with $103.6 million for the nine months ended September 30, 2019. The Company recorded diluted earnings per share of $1.89 for the nine months ended September 30, 2020 compared with $1.67 for the nine months ended September 30, 2019.

Amounts presented in the segment tables that follow for operating revenues, cost of products sold and other nonelectric operating expenses for the nine-month periods ended September 30, 2020 and 2019 will not agree with amounts presented in the consolidated statements of income due to the elimination of intersegment transactions. The amounts of intersegment eliminations by income statement line item are listed below:

Intersegment Eliminations (in thousands)	September 30, 2020	September 30, 2019
Operating Revenues:
Electric	$39	$36
Nonelectric	--	3
Costs of Products Sold	10	25
Other Nonelectric Expenses	29	14

Electric

	Nine Months Ended
	September 30,			%
(in thousands)	2020	2019	Change	Change
Retail Sales Revenues from Contracts with Customers	$288,861	$303,276	$(14,415)	(4.8)
Changes in Accrued Revenues under Alternative Revenue Programs	2,900	(1,601)	4,501	281.1
Total Retail Sales Revenue	$291,761	$301,675	$(9,914)	(3.3)
Transmission Services Revenue	32,802	34,023	(1,221)	(3.6)
Wholesale Revenues – Company Generation	3,141	4,099	(958)	(23.4)
Other Revenues	5,548	4,929	619	12.6
Total Operating Revenues	$333,252	$344,726	$(11,474)	(3.3)
Production Fuel	34,077	45,547	(11,470)	(25.2)
Purchased Power – System Use	45,940	54,748	(8,808)	(16.1)
Other Operation and Maintenance Expenses	106,639	114,107	(7,468)	(6.5)
Depreciation and Amortization	47,063	44,765	2,298	5.1
Property Taxes	12,601	11,824	777	6.6
Operating Income	$86,932	$73,735	$13,197	17.9
Electric mwh Sales
Retail mwh Sales	3,538,299	3,657,618	(119,319)	(3.3)
Wholesale mwh Sales – Company Generation	156,948	153,645	3,303	2.1
HDDs	3,968	4,692	(724)	(15.4)
CDDs	533	392	141	36.0

The following table shows heating and cooling degree days as a percent of normal:

	Nine Months ended September 30,
	2020	2019
HDDs	99.3%	118.0%
CDDs	116.9%	86.0%

The following table summarizes the estimated effect on diluted earnings per share of the difference in retail kwh sales under actual weather conditions and expected retail kwh sales under normal weather conditions in the first nine months of 2020 and 2019 and between the periods:

	2020 vs Normal	2019 vs Normal	2020 vs 2019
Effect on Diluted Earnings Per Share	$0.02	$0.06	$(0.04)

The $9.9 million decrease in retail sales revenue includes:

●

An $18.6 million decrease in retail revenue related to the recovery of decreased fuel and purchased power costs to serve retail customers. Decreased demand caused by the milder winter weather contributed to a 21.2% decrease in kwhs generated for system use and a $10.9 million decrease in fuel costs. Also, the cost of fuel burned per kwh of generation was higher in the first nine months of 2019 as a result of the absorption of fixed coal extraction costs in inventory during Coyote Station's second quarter 2019 maintenance shutdown. Purchased power costs decreased by $8.8 million, despite an 8.8% increase in kwhs purchased, due to a 22.8% decrease in purchased power prices resulting from a decrease in market demand between periods.

●

A $2.4 million decrease in revenues related to decreased consumption due to milder winter weather in 2020 compared with 2019, reflected in the 15.4% decrease in HDDs in the nine months ended September 30, 2020 compared with the nine months ended September 30, 2019. The decrease in consumption due to the decrease in HDDS was only partially offset by an increase in consumption related to warmer summer weather in 2020 compared with 2019.

●	A $1.6 million decrease in revenue due to decreased kwh sales to commercial and industrial customers mainly due to COVID-19 related impacts in the second and third quarters of 2020.

●

A $1.0 million decrease in retail revenue in South Dakota related to the first quarter 2019 reversal of a tax refund provision accrued in 2018 in connection with OTP's 2018 South Dakota rate case settlement agreement.

These decreases in revenue were partially offset by:

●	An $8.5 million increase in Minnesota and North Dakota RRA Rider revenues related to earning a return on funds invested in Merricourt while the project is under construction.

●

A $2.4 million increase in revenues from the North Dakota Generation Rider which went into effect in July 2019 to provide a return on funds invested in Astoria Station while the generation project is under construction.

●

A $2.1 million increase in Minnesota TCR Rider revenues, mainly due to the recognition of revenues resulting from a favorable decision regarding state jurisdictional treatment of federally approved transmission rate incentives.

●	A $0.6 million increase in conservation improvement program (CIP) cost recovery and incentive revenues mainly related to the recovery of increased program spending in Minnesota and South Dakota.

Transmission services revenue decreased $1.2 million mainly due to a $2.1 million reduction in transmission tariff revenues related to decreased transmission volume resulting from lower electrical demand partly attributable to the impact of COVID-19, partially offset by a $0.8 million increase in facility service agreement revenues related to transmission upgrades made to accommodate independent generator access to the transmission grid.

Wholesale electric revenues decreased $1.0 million, despite a 2.1% increase in wholesale kwh sales, due to a 25% decrease in revenue per kwh sold. The lower wholesale prices per kwh resulted in a $0.4 million decrease in margins on wholesale energy sales from OTP’s generating units in the first nine months of 2020 compared with the first nine months of 2019.

Production fuel costs decreased $11.5 million due to a 23.5% decrease in kwhs generated at OTP’s fuel-burning generation plants and a 2.2% decrease in fuel costs per kwh generated. Decreases in generation of 41.5% at Big Stone Plant and 46.1% at Hoot Lake Plant, which were curtailed due to economic dispatch as reduced demand and lower prices for alternative fuels and generation sources drove market prices for electricity down in in the first nine months of 2020, were only partially offset by a 25.7% increase in generation at Coyote Station, which was offline for maintenance during the entire second quarter of 2019.

The cost of purchased power to serve retail customers decreased $8.8 million as a result of a 22.8% decrease in purchased power prices, partially offset by an 8.8% increase in kwhs purchased. The increase in kwhs purchased was mainly due to the decrease in market prices for electricity driven by low prices for natural gas-fired generation in combination with lower demand in the second quarter of 2020 due to COVID-19-related declines in electricity use by commercial and industrial consumers.

Electric operating and maintenance expense decreased $7.5 million, including:

●	A $3.5 million decrease in contracted services and materials and supplies expenses at Coyote Station, mainly related to the plant's second quarter 2019 extended maintenance outage.

●	A $2.4 million decrease in transmission tariff expenses related to decreased rates.

●	A $1.1 million decrease in materials and supplies and contracted services expenses at Hoot Lake Plant related to second quarter 2019 turbine repairs.

●	A $0.9 million decrease in travel-related expenses due to COVID-19 travel restrictions.

●	A $0.7 million decrease in tree-trimming and vegetation maintenance expenses.

●	A $0.6 million decrease in pollution control reagent costs due to a 24.0% decrease in kwhs generated at OTP's coal burning plants.

These items were partially offset by:

●	A $1.1 million increase in customer bad debt expense provisions, mainly due to adoption of COVID-19-related service suspension and debt collection policies.

●	A $0.5 million in CIP expenditures.

Depreciation expense increased $2.3 million mainly due to 2019 capital additions for generation and transmission plant, the new customer information system that went into service during the first quarter of 2019 and new service vehicles.

Property tax expense increased $0.8 million due to property additions and increased jurisdictional valuations.

Manufacturing

	Nine Months Ended
	September 30,			%
(in thousands)	2020	2019	Change	Change
Operating Revenues	$174,276	$217,040	$(42,764)	(19.7)
Cost of Products Sold	131,145	167,002	(35,857)	(21.5)
Operating Expenses	19,678	22,880	(3,202)	(14.0)
Depreciation and Amortization	11,244	10,606	638	6.0
Operating Income	$12,209	$16,552	$(4,343)	(26.2)

The $42.8 million decrease in revenues in our Manufacturing segment includes the following:

●

Revenues at BTD decreased $41.6 million. Parts revenue was down $41.4 million, mainly due to decreased sales volumes to all end market customer categories served by BTD, in order of magnitude: construction, lawn and garden, industrial and energy equipment, recreational vehicle and agricultural end markets. The decreased sales mainly resulted from customers implementing temporary plant shutdowns due to the COVID-19 pandemic. Lower prices related to the pass through of lower material costs accounted for a $17.1 million decrease in parts revenue, partially offset by $1.2 million in price increases exclusive of the pass through of material cost reductions.

●	Revenues at T.O. Plastics decreased $1.2 million primarily as a result of lower product demand from customers due to COVID-19-related impacts on customer’s sales and service activities.

The $35.9 million decrease in cost of products sold in our Manufacturing segment includes the following:

●	Cost of products sold at BTD decreased $35.7 million as a result of both the decreased sales volume and the $17.1 million in lower material costs passed through to customers.

●

Cost of products sold at T.O. Plastics decreased $0.2 million due to a $1.4 million decrease in material costs related to the decrease in sales volume, mostly offset by increases in other indirect costs and an increase in rental costs for more warehouse space.

The $3.2 million decrease in operating expenses in our Manufacturing segment includes a $2.3 million decrease in operating expenses at BTD related to initiatives taken at BTD to mitigate the negative impacts on sales related to COVID-19, mainly reductions in travel and outside services expenditures. Operating expenses at T.O. Plastics decreased $0.9 million, including $0.4 million as a result of the receipt of insurance settlement proceeds in the first quarter of 2020 and a $0.3 million write off of the value of destroyed property in 2019 related to the March 2019 partial roof collapse. T.O, Plastics travel and other selling expenses decreased by $0.2 million due to restrictions on activity in response to COVID-19-related safety initiatives.

BTD incurred $1.0 million in termination costs in the second quarter of 2020, with $0.9 million charged to cost of products sold and $0.1 million charged to operating expense, related to headcount reductions across all its sites in response to the ongoing reduction in sales volume.

We estimate COVID-19 issues at BTD negatively impacted our earnings by approximately $0.08 per share in the first nine months of 2020. This relates to reduced sales as customers initiated or continued temporary plant shutdowns which caused lost labor productivity, and costs related to personal protective equipment. BTD also continued to pay health care costs for furloughed employees.

Plastics

	Nine Months Ended
	September 30,			%
(in thousands)	2020	2019	Change	Change
Operating Revenues	$155,769	$142,100	$13,669	9.6
Cost of Products Sold	115,432	110,348	5,084	4.6
Operating Expenses	8,990	8,486	504	5.9
Depreciation and Amortization	2,667	2,617	50	1.9
Operating Income	$28,680	$20,649	$8,031	38.9

Plastics segment revenues and operating income increased $13.7 million and $8.0 million, respectively, due to a 10.2% increase in pounds of PVC pipe sold in combination with a decrease in cost per pound of pipe sold. The sales volume increase resulted from a combination of factors including improved market conditions during the third quarter of 2020 due to limited effects of COVID-19 and concerns over raw material supply and product availability due to two resin suppliers invoking force majeure, anticipated impacts from hurricanes, significant global demand for PVC resin and limited pipe inventory across the country. Cost of products sold increased $5.1 million due to the increase in sales volume, partially offset by a 5.0% decrease in the cost per pound of PVC pipe sold primarily due to lower material input costs. The $0.5 million increase in segment operating expenses is due to increases in salary and benefit expenses, contracted service costs and corporate management fees.

Corporate

Corporate includes items such as corporate staff and overhead costs, the results of our captive insurance company and other items excluded from the measurement of operating segment performance. Corporate is not an operating segment. Rather it is added to operating segment totals to reconcile to totals on our consolidated statements of income.

	Nine Months Ended
	September 30,			%
(in thousands)	2020	2019	Change	Change
Operating Expenses	$7,638	$7,052	$586	8.3
Depreciation and Amortization	256	241	15	6.2

Corporate operating expenses increased $0.6 million mainly as a result of a $0.4 million decrease in corporate costs charged to subsidiaries, a $0.4 million increase in labor costs and a $0.2 million increase in insurance costs, partially offset by a $0.3 million decrease in contracted service expenditures.

Interest Charges

Interest charges increased to $25.4 million in the nine months ended September 30, 2020 from $23.2 million in the nine months ended September 30, 2019. The $2.2 million increase in interest charges is primarily due to an increase in interest expense at OTP related to debt issuances of $100 million in October of 2019, $35 million in February of 2020 and $40 million in August 2020 under OTP’s 2019 Note Purchase Agreement.

Other Income

Other income increased to $3.7 million in the nine months ended September 30, 2020 from $3.1 million in the nine months ended September 30, 2019. The $0.6 million increase in other income includes a $1.5 million increase in allowance for equity funds used during construction (AFUDC) at OTP, mostly related to the Minnesota share of construction work in progress on OTP’s Astoria Station project, partially offset by a $0.8 million decrease in the cash surrender value of corporate-owned life insurance policies held by the Company.

Income Tax Expense

Income tax expense increased $4.6 million in the nine months ended September 30, 2020 compared with the nine months ended September 30, 2019, mainly due to the tax effect of a $15.3 million increase in income before income taxes. The following table provides a reconciliation of income tax expense calculated at our net composite federal and state statutory rate on income before income taxes on our consolidated statements of income.

	Nine Months Ended September 30,
(in thousands)	2020	2019
Income Before Income Taxes	$95,726	$80,402
Tax Computed at Company’s Net Composite Federal and State Statutory Rate (26%)	$24,889	$20,905
(Decreases) Increases in Tax from:
Differences Reversing in Excess of Federal Rates	(3,450)	(2,690)
Allowance for Funds Used During Construction – Equity	(948)	(419)
North Dakota Wind Tax Credit Amortization – Net of Federal Taxes	(775)	(774)
Research and Development Tax Credits	(649)	(987)
Excess Tax Deduction – Equity Method Stock Awards	(535)	(827)
Corporate Owned Life Insurance	(141)	(609)
Reconciliation and Prior Period Adjustments	172	(722)
Other Items – Net	(20)	30
Income Tax Expense	$18,543	$13,907
Effective Income Tax Rate	19.4%	17.3%

Liquidity

We believe our financial condition is strong and our cash, other liquid assets, operating cash flows, existing lines of credit, access to capital markets, and borrowing ability because of investment-grade credit ratings, when taken together, provide us ample liquidity to conduct business operations and fund capital expenditures related to expansion of existing businesses and development of new projects. Our liquidity, including our operating cash flows and access to capital markets, can be impacted by macroeconomic factors outside of our control, such as those which may be caused by COVID-19. In addition, our liquidity could be impacted by non-compliance with covenants under our various debt instruments. As of September 30, 2020, we were in compliance with all debt covenants (see the Financial Covenant section under Capital Resources below).

As of September 30, 2020, COVID-19 and the resulting deteriorating economic conditions had not had a material impact on our liquidity. We continue to have sufficient liquidity under our credit facilities to support our operating companies based on the current economic environment. We are closely monitoring our liquidity and capital market conditions given the uncertainty surrounding the impact of COVID-19, which could have an adverse effect on the availability and terms of future debt and equity financing.

The following table presents the status of our lines of credit as of September 30, 2020 and December 31, 2019:

(in thousands)	Line Limit	In Use on September 30, 2020	Restricted due to Outstanding Letters of Credit	Available on September 30, 2020	Available on December 31, 2019
Otter Tail Corporation Credit Agreement	$170,000	$48,600	$--	$121,400	$164,000
OTP Credit Agreement	170,000	--	7,670	162,330	154,524
Total	$340,000	$48,600	$7,670	$283,730	$318,524

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

Our At-the-Market equity offering program, which allows us to sell common shares up to an aggregate sales price of $75 million, remains in effect. We issued $35.0 million of common equity under our At-the-Market offering program, Dividend Reinvestment and Employee Stock Purchase plans in the first nine months of 2020. We expect to issue up to an additional $20 million in common equity under these programs into 2021 depending on conditions in the equity capital markets caused by the COVID-19 pandemic or other factors.

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

2020 Cash Flows Compared with 2019 Cash Flows

Cash provided by operating activities was $141.3 million for the nine months ended September 30, 2020 compared with cash provided by operating activities of $105.1 million for the nine months ended September 30, 2019. The primary reasons for the $36.2 million increase in cash provided by operations between the periods were an $11.3 million decrease in discretionary pension fund contributions, a $10.7 million increase in net income, a $7.0 million reduction in cash used for working capital items and a $3.0 million increase in the non-cash depreciation expense between the periods. The reduction in cash used for working capital items was mainly due to an $8.1 million decrease in cash used for trade accounts payable at BTD mostly related to lower material purchases resulting from a reduction in business activity in 2020 related to COVID-19.

Net cash used in investing activities was $222.4 million for the nine months ended September 30, 2020 compared with $151.1 million for the nine months ended September 30, 2019. The $71.3 million increase is mainly due to a $77.1 million increase in cash used for construction expenditures at OTP, partially offset by a $6.2 million net decrease in capital expenditures in our nonutility businesses. OTP’s cash used for capital expenditures totaled $210.0 million in the first nine months of 2020 compared with $132.9 million in the first nine months of 2019. The majority of the 2020 expenditures at OTP related to the construction of Astoria Station and Merricourt.

Net cash provided by financing activities was $104.8 million for the nine months ended September 30, 2020 compared with net cash provided by financing activities of $46.0 million for the nine months ended September 30, 2019. Financing activities in the first nine months of 2020 included $75.0 million in proceeds from the issuance of long-term debt at OTP under its 2019 Note Purchase Agreement to fund its current construction program expenditures. Further information on the debt issuance is provided below under “Capital Resources.” We also borrowed $42.6 million under the Otter Tail Corporation Credit Agreement and raised net proceeds of $32.7 million from the issuance of common stock. The proceeds from the line borrowings and stock issuances provided the majority of funds for $105 million in equity contributions to OTP to fund its construction program expenditures. Financing activities in the first nine months of 2020 also included $45.1 million in common dividend payments.

Financing activities in the first nine months of 2019 included proceeds of $90.4 million from borrowings under the OTP and Otter Tail Corporation credit agreements which were used, together with cash flows from operations, to fund OTPs capital expenditures. The Company also paid $41.8 million in common dividends in the first nine months of 2019.

CAPITAL REQUIREMENTS

2019-2024 Capital Expenditures

In June 2020, we updated our 2020-2024 anticipated capital expenditures, shifting the timing of expenditures between years and projects as a result of more definitive plans with no material impact on the $1.0 billion five-year expenditure total. The following table shows our 2019 capital expenditures and June 30, 2020 revised 2020 through 2024 anticipated capital expenditures and electric utility average rate base:

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

As of September 30, 2020, OTP had capitalized approximately $231.1 million in project costs and AFUDC associated with Merricourt. OTP estimates its direct generation and transmission capital costs for the Merricourt project will be approximately $260 million. Additional transmission system upgrades for the project amounting to approximately $6.4 million will be made by a neighboring MISO transmission owner. OTP has received Notices of Force Majeure from EDF-RE US Development, LLC claiming rights to an extension of guaranteed project completion dates and adjustments to the consideration agreed upon in the TEPC Agreement due to COVID-19 impacts. While details regarding these claims and impact to the project remain uncertain, OTP currently anticipates Merricourt will be in commercial operation before the end of December 2020. These and other potential impacts of COVID-19-related disruptions continue to present risks for the costs and timing of payments related to the project.

As of September 30, 2020, OTP had capitalized approximately $131.6 million in project costs and AFUDC associated with Astoria Station. OTP estimates its direct generation and transmission capital costs for the Astoria Station project will be approximately $152.5 million and anticipates the plant will begin commercial operation in the first quarter of 2021, prior to the planned retirement of Hoot Lake Plant in May 2021.

In September 2020, OTP announced plans for the construction of the $60 million Hoot Lake Solar project. This is a 49-megawatt project OTP expects to build on land around Hoot Lake Plant in Fergus Falls, Minnesota. The project is expected to include up to 170,000 solar panels and to generate enough energy to power approximately 10,000 homes each year. The project is targeted for completion in 2022.

Contractual Obligations

In the first nine months of 2020, OTP paid down a portion of its $317 million in obligations for commitments under contracts in place as of December 31, 2019, reducing its obligations for commitments under contracts to $58 million as of September 30, 2020. This includes commitments related to the construction of Astoria Station and Merricourt of $39 million for the remainder of 2020 and $6 million for 2021. In the first nine months of 2020, OTP increased its debt obligations by $75 million in the years beyond 2024. In September 2020, OTP entered into a 20-year Facilities Service Agreement with an owner of adjacent transmission assets to pay for upgrades and additions to the owner’s transmission facilities required to accommodate the transmission of electricity generated by Merricourt’s wind turbines, increasing its other purchase obligations by $1.4 million in each of the two-year periods 2021-2022 and 2023-2024, and $10.8 million beyond 2024.

CAPITAL RESOURCES

On May 3, 2018 we filed a shelf registration statement with the Securities and Exchange Commission (SEC) under which we may offer for sale, from time to time, either separately or together in any combination, equity, debt or other securities described in the shelf registration statement, which expires on May 3, 2021. On May 3, 2018 we also filed a shelf registration statement with the SEC for the issuance of up to 1,500,000 common shares under our Automatic Dividend Reinvestment and Share Purchase Plan (the Plan), which permits shares purchased by participants in the Plan to be either new issue common shares or common shares purchased in the open market. The shelf registration for the Plan expires on May 3, 2021. On November 8, 2019 the Company entered into a Distribution Agreement with KeyBanc under which we may offer and sell our common shares from time to time through KeyBanc, as our distribution agent, up to an aggregate sales price of $75 million through an At-the-Market offering program. In the third quarter of 2020, we received proceeds of $3,523,311, net of $44,599 in commissions, from the issuance of 87,400 common shares under this program.

Debt

Brief descriptions of the short-term and long-term credit and debt agreements currently in place at Otter Tail Corporation and OTP are presented below. See note 10 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019 for additional information on the terms, provisions, restrictions and covenants under these agreements.

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

On February 25, 2020, OTP issued the Series 2020A Notes, the Series 2020C Notes and the Series 2020D Notes pursuant to the 2019 Note Purchase Agreement. On August 20, 2020, OTP issued the Series 2020B Notes pursuant to the 2019 Note Purchase Agreement. OTP used the $75 million proceeds from the issuances to pay for capital expenditures and for other corporate purposes. The Series 2019A Notes, Series 2019B Notes and Series 2019C Notes were issued by OTP on October 10, 2019.

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

Financial Covenants

We were in compliance with the financial covenants in our debt agreements as of September 30, 2020.

No Credit Agreement or Note Purchase Agreement contains any provisions that would trigger an acceleration of the related debt as a result of changes in the credit rating levels assigned to the related obligor by rating agencies.

Our borrowing agreements are subject to certain financial covenants. Specifically:

●

Under the OTC Credit Agreement and the 2016 Note Purchase Agreement, we may not permit the ratio of our Interest-bearing Debt to Total Capitalization to be greater than 0.60 to 1.00 or permit our Interest and Dividend Coverage Ratio to be less than 1.50 to 1.00 (each measured on a consolidated basis). As of September 30, 2020, our Interest and Dividend Coverage Ratio calculated under the requirements of the OTC Credit Agreement and the 2016 Note Purchase Agreement was 4.74 to 1.00.

●	Under the 2016 Note Purchase Agreement, we may not permit our Priority Indebtedness to exceed 10% of our Total Capitalization.

●	Under the OTP Credit Agreement, OTP may not permit the ratio of its Interest-bearing Debt to Total Capitalization to be greater than 0.60 to 1.00.

●

Under the 2007 Note Purchase Agreement and 2011 Note Purchase Agreement, OTP may not permit the ratio of its Consolidated Debt to Total Capitalization to be greater than 0.60 to 1.00 or permit its Interest and Dividend Coverage Ratio to be less than 1.50 to 1.00, in each case as provided in the related borrowing agreement, and OTP may not permit its Priority Debt to exceed 20% of its Total Capitalization, as provided in the related agreement. As of September 30, 2020, OTP’s Interest and Dividend Coverage Ratio and Interest Charges Coverage Ratio, calculated under the requirements of the 2007 Note Purchase Agreement and 2011 Note Purchase Agreement, was 3.91 to 1.00.

●

Under the 2013 Note Purchase Agreement, the 2018 Note Purchase Agreement, and the 2019 Note Purchase Agreement, OTP may not permit its Interest-bearing Debt to exceed 60% of Total Capitalization and may not permit its Priority Indebtedness to exceed 20% of its Total Capitalization, in each case as provided in the related agreement.

As of September 30, 2020, our ratio of Interest-bearing Debt to Total Capitalization was 0.49 to 1.00 on a consolidated basis and 0.47 to 1.00 for OTP. Neither Otter Tail Corporation nor OTP had any Priority Indebtedness outstanding as of September 30, 2020.

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

2020 BUSINESS OUTLOOK

We are raising and narrowing our 2020 diluted earnings per share guidance range based on our financial results through the first nine months of 2020 and updated view of current business conditions in our Plastics and Manufacturing segments. We now expect our 2020 diluted earnings per share to be in the range of $2.26 to $2.36 instead of $2.10 to $2.30. This revision in guidance is primarily driven by strong performance in our Plastics segment along with continued favorable business conditions in this segment expected through the rest of 2020. Also, the impact of COVID-19 on our Electric segment has been less than previously expected. Our 2020 diluted earnings per share guidance includes $0.04 of dilution associated with actual and planned issuances of common shares under our At-the-Market Offering Program and Dividend Reinvestment and Employee Stock Purchase Plans to help fund construction projects at OTP.

We currently expect capital additions to be $380 million in 2020, with our Electric segment accounting for 96% of those additions, largely driven by the Merricourt and Astoria Station rate base projects. A five-year anticipated capital expenditures table is provided above on page 45.

Segment components of our revised 2020 diluted earnings per share guidance range compared with 2019 actual earnings and with our previously issued guidance are as follows.

	2019 EPS by	2020 Guidance February 20, 2020		2020 Guidance May 5, 2020		2020 Guidance August 3, 2020		2020 Guidance November 2, 2020
Diluted Earnings Per Share	Segment	Low	High	Low	High	Low	High	Low	High
Electric	$1.48	$1.67	$1.70	$1.65	$1.70	$1.67	$1.70	$1.67	$1.69
Manufacturing	$0.32	$0.31	$0.35	$0.14	$0.23	$0.15	$0.23	$0.23	$0.25
Plastics	$0.51	$0.43	$0.47	$0.43	$0.47	$0.50	$0.54	$0.64	$0.66
Corporate	$(0.14)	$(0.19)	$(0.15)	$(0.22)	$(0.15)	$(0.22)	$(0.17)	$(0.28)	$(0.24)
Total	$2.17	$2.22	$2.37	$2.00	$2.25	$2.10	$2.30	$2.26	$2.36
Return on Equity	11.6%	11.0%	11.7%	9.9%	11.1%	10.4%	11.4%	11.2%	11.7%

The estimates and assumptions underlying our latest 2020 guidance (issued on November 2, 2020) as compared to earlier guidance (issued on August 3, 2020) are summarized below.

●	Our 2020 guidance for our Electric segment includes:

o

Capital spending on the Merricourt and Astoria Station rate base projects of $177 million and $81 million, respectively, in 2020. The Merricourt project has rider recovery mechanisms in place in all three state jurisdictions. The Astoria Station project has rider recovery mechanisms in place in South Dakota and North Dakota. This project earns allowance for funds used during construction in Minnesota, has already been approved in our integrated resource plan and is expected to be recovered through a general rate increase in Minnesota requested on November 2, 2020. The Astoria Station capital project is currently on budget, with commercial operation expected to begin in the first quarter of 2021. The Merricourt project continues to be on budget and is expected to be in commercial operation before the end of December 2020.

o	Increased revenues related to $25 million in anticipated capital spending for self-funded generator interconnection agreements.

o	No major planned generation plant maintenance outages for 2020. Plant outage costs totaled $3.1 million in 2019.

o

The April 2020 Minnesota Supreme Court decision in OTP’s favor related to the higher return earned on Federal Energy Regulatory Commission jurisdiction transmission lines. The estimated impact of this decision is an increase to 2020 earnings of $0.05 per share. This was reflected in our third quarter financial results. On a go-forward basis the positive impact of this decision on an annual basis is $0.01 per share. We have updated our Minnesota Transmission Cost Recovery rider filing with new rates incorporating the results of the decision to reflect the effect of this ruling.

o	A favorable impact of weather on 2020 earnings compared to the forecasted earnings under normal weather conditions of $0.02 per share through September 30, 2020.

The above items are offset by:

o

Reductions in commercial and industrial demand related to the negative impacts of COVID-19 as some customers in our jurisdictions have either completely shut down operations or curtailed operations given reduced demands for their products and services. We also expect to incur increased costs for bad debts, personal protective equipment and the loss of late fee revenue. The total estimated earnings impact of these items ranges from $0.06 per share to $0.08 per share. OTP continues to work on obtaining regulatory relief to mitigate the impact of COVID-19 on its operating results. Potential COVID-19-related items include items such as lost commercial and industrial revenues, lost late fees and added expenses for increased bad debts, personal protective equipment and other increased operating and maintenance expenses. Our current electric segment guidance does not assume recovery of any of these items in 2020.

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

o	A planned contribution to the Otter Tail Power Company Foundation of $0.02 per share.

o	Higher depreciation and property tax expense due to large capital projects being put into service.

o

Increased interest costs associated with a full year’s interest expense on $100 million of senior unsecured notes issued in October 2019 and interest on the $35 million and $40 million of senior unsecured notes issued in February and August of 2020, respectively.

●	We are raising and narrowing our guidance range for our Manufacturing segment:

o

We now estimate an increase of $0.05 per share from the mid-point of our August 3, 2020 guidance. The upward revision is driven by a stronger than expected recovery in the second half of 2020 as compared to our previous assumptions.

o	Backlog for the Manufacturing segment is approximately $63 million for 2020 compared with $56 million one year ago.

●

We are raising and narrowing our earnings guidance range for our Plastics segment. Sales volumes in 2020 are now forecasted to be approximately 5% higher than 2019 given strong results in the first nine months of 2020 and current market conditions. Market conditions continued to improve during the third quarter due to limited effects of COVID-19, two resin suppliers invoking force majeure which positively impacted PVC pipe sale prices, concerns over hurricanes creating limited availability of PVC resin supplies, significant global demand for PVC resin and limited PVC pipe inventory across the country. All of these factors contributed to increasing sales and raw material prices which have favorably impacted our financial results in the Plastics segment. Also included in this updated guidance is a planned contribution to Otter Tail Corporation’s Foundation of $0.03 per share.

●

Corporate costs, net of tax, are expected to be higher than 2019 and our previous 2020 guidance due to increases in employee benefit costs resulting from the significant increase in 2020 earnings and a planned contribution to Otter Tail Corporation’s Foundation of $0.03 per share.

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

We use estimates based on the best information available in recording transactions and balances resulting from business operations. Estimates are used for such items as depreciable lives, asset impairment evaluations, tax provisions, collectability of trade accounts receivable, self-insurance programs, unbilled electric revenues, interim rate refunds, warranty reserves and actuarially determined benefits costs and liabilities. As better information becomes available or actual amounts are known, estimates are revised. Operating results can be affected by revised estimates. Actual results may differ from these estimates under different assumptions or conditions. Management has discussed the application of these critical accounting policies and the development of these estimates with the Audit Committee of the board of directors. A discussion of critical accounting policies is included under the caption “Critical Accounting Policies Involving Significant Estimates” on pages 57 through 59 of our Annual Report on Form 10-K for the year ended December 31, 2019. Aside from an interim test of goodwill impairment performed for our BTD reporting unit, which was performed during the quarter ended March 31, 2020 and is further described below, there have been no material changes in critical accounting policies or estimates.

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

Forward Looking Information - Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the Act), we have filed cautionary statements identifying important factors that could cause our actual results to differ materially from those discussed in forward-looking statements made by or on behalf of the Company. When used in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, in our press releases and in oral statements, words such as "may", "will", "expect", "anticipate", "continue", "estimate", "project", "believes" or similar expressions are intended to identify forward-looking statements within the meaning of the Act and are included, along with this statement, for purposes of complying with the safe harbor provision of the Act. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements due to, among other factors, the risks and uncertainties described in the section entitled “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarters ended June 30, 2020 and September 30, 2020, as well as the various factors described below:

●

The economic effects of the COVID-19 pandemic and measures taken to arrest its spread, as well as any emergency measures we are forced to take in response, could continue to adversely impact our business, including our results of operations, financial condition and liquidity.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

At September 30, 2020 we had exposure to market risk associated with interest rates because we had $48.6 million in short-term debt outstanding subject to variable interest rates indexed to LIBOR plus 1.50% under the OTC Credit Agreement.

All of our remaining consolidated long-term debt outstanding on September 30, 2020 has fixed interest rates. We manage our interest rate risk through the issuance of fixed-rate debt with varying maturities, through economic refunding of debt through optional refundings, limiting the amount of variable interest rate debt, and the utilization of short-term borrowings to allow flexibility in the timing and placement of long-term debt.

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

Item 4. Controls and Procedures

Under the supervision and with the participation of company management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of September 30, 2020, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2020.

During the fiscal quarter ended September 30, 2020, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Aside from the additional risk factor described below and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, there has been no material change in the risk factors set forth under Part I, Item 1A, “Risk Factors” on pages 29 through 39 of our Annual Report on Form 10-K for the year ended December 31, 2019.

The economic effects of the COVID-19 pandemic and measures taken to arrest its spread, as well as any emergency measures we take in response, could continue to adversely impact our business, including our results of operations, financial condition and liquidity.

The outbreak and global spread of COVID-19, which has been declared a pandemic by the World Health Organization, has adversely impacted economic activity and conditions worldwide and is currently impacting our business operations. The extent to which COVID-19 will continue to impact our business is highly uncertain and will depend on future developments and the extent of federal, state and local government responses affecting the economy. In particular, the COVID-19 pandemic could, among other things:

●

further reduce customer demand in our Manufacturing segment, where we have experienced a significant decline in orders as many of our customers are in businesses impacted by the pandemic and have temporarily closed their plants, and where we have already taken steps to reduce our operations, including furloughing of employees and eliminating positions;

●	further reduce customer demand in our Electric segment, including demand from commercial and industrial customers;
●	result in lower PVC pipe sales due to potential delays or cancellation of public water and wastewater infrastructure projects caused by funding shortfalls;
●	lead to disruptions of our workforce;
●	force us to temporarily close certain plants or construction sites if precautions to prevent the spread of the virus at those locations are not effective;
●	increase our bad debt expenses, particularly in our Electric segment;
●	increase our future pension benefit cost and funding requirements;
●	increase health insurance premiums;
●

disrupt the supply chains, delivery systems or construction workforce related to our Electric segment maintenance requirements and capital expenditure plans, including our Merricourt and Astoria Station projects, resulting in further delays and increased costs;

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

Dated: November 6, 2020