Form 10-Q
period 2021-03-31
Otter Tail Corp
filed 2021-05-07
CIK 1466593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly ended March 31, 2021 or
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
41,538,084 Common Shares ($5 par value) as of April 30, 2021.

DEFINITIONS
The following abbreviations or acronyms are used in the text.

AFUDC	Allowance for Funds Used During Construction	MPUC	Minnesota Public Utilities Commission
ARP	Alternative Revenue Program	NDPSC	North Dakota Public Service Commission
BTD	BTD Manufacturing, Inc.	Northern Pipe	Northern Pipe Products, Inc.
CIP	Conservation Improvement Program	OTC	Otter Tail Corporation
ECR	Environmental Cost Recovery	OTP	Otter Tail Power Company
ECR	Environmental Cost Recovery Rider	PACE	Partnership in Assisting Community Expansion
EEP	Energy Efficiency Plan	PIR	Phase-In Rider
EPA	Environmental Protection Agency	PTCs	Production tax credits
ESSRP	Executive Survivor and Supplemental Retirement Plan	PVC	Polyvinyl chloride
FCA	Fuel Clause Adjustment	RHR	Regional Haze Rule
FERC	Federal Energy Regulatory Commission	ROE	Return on equity
GCR	Generation Cost Recovery	RRR	Renewable Resource Rider
ISO	Independent System Operator	SDPUC	South Dakota Public Utilities Commission
kW	kiloWatt	SEC	Securities and Exchange Commission
kwh	kilowatt-hour	T.O. Plastics	T.O. Plastics, Inc.
Merricourt	Merricourt Wind Energy Center	TCR	Transmission Cost Recovery
MISO	Midcontinent Independent System Operator, Inc.	Vinyltech	Vinyltech Corporation

FORWARD-LOOKING INFORMATION
This report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the Act). When used in this Form 10-Q and in future filings by the Company with the SEC, in the Company’s press releases and in oral statements, words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “outlook,” “plan,” “possible,” “potential,” “should,” “will,” “would” or similar expressions are intended to identify forward-looking statements within the meaning of the Act. Such statements are based on current expectations and assumptions and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. The Company’s risks and uncertainties include, among other things, uncertainty of the impact and duration of the COVID-19 pandemic, long-term investment risk, seasonal weather patterns and extreme weather events, counterparty credit risk, future business volumes with key customers, reductions in our credit ratings, our ability to access capital markets on favorable terms, assumptions and costs relating to funding our employee benefit plans, our subsidiaries’ ability to make dividend payments, cyber security threats or data breaches, the impact of government legislation and regulation, including foreign trade policy and environmental laws and regulations, the impact of climate change, including compliance with legislative and regulatory changes to address climate change, operational and economic risks associated with our electric generating and manufacturing facilities, risks associated with energy markets, the availability and pricing of resource materials, attracting and maintaining a qualified and stable workforce, and changing macroeconomic and industry conditions. These and other risks and uncertainties are more fully described in our filings with the Securities and Exchange Commission, including our most recently filed Annual Report on Form 10-K. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information.
PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

OTTER TAIL CORPORATION
CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	March 31, 2021	December 31, 2020

Assets
Current Assets
Cash and Cash Equivalents	$1,212	$1,163
Receivables, net of allowance for credit losses	134,390	113,959
Inventories	92,426	92,165
Regulatory Assets	21,419	21,900
Other Current Assets	9,516	5,645
Total Current Assets	258,963	234,832
Noncurrent Assets
Investments	54,446	51,856
Property, Plant and Equipment, net of accumulated depreciation	2,060,792	2,049,273
Regulatory Assets	167,556	168,395
Intangible Assets, net of accumulated amortization	9,869	10,144
Goodwill	37,572	37,572
Other Noncurrent Assets	29,342	26,282
Total Noncurrent Assets	2,359,577	2,343,522
Total Assets	$2,618,540	$2,578,354

Liabilities and Shareholders' Equity
Current Liabilities
Short-Term Debt	$134,851	$80,997
Current Maturities of Long-Term Debt	139,941	140,087
Accounts Payable	113,073	130,805
Accrued Salaries and Wages	17,635	26,908
Accrued Taxes	19,437	18,831
Regulatory Liabilities	12,517	16,663
Other Current Liabilities	21,975	22,495
Total Current Liabilities	459,429	436,786
Noncurrent Liabilities and Deferred Credits
Pensions Benefit Liability	103,193	114,055
Other Postretirement Benefits Liability	67,255	67,359
Regulatory Liabilities	234,986	233,973
Deferred Income Taxes	160,529	153,376
Deferred Tax Credits	17,219	17,405
Other Noncurrent Liabilities	63,577	60,002
Total Noncurrent Liabilities and Deferred Credits	646,759	646,170
Commitments and Contingencies (Note 9)
Capitalization
Long-Term Debt, net of current maturities	624,485	624,432
Shareholders' Equity
Common Shares: 50,000,000 share authorized of $5 par value; 41,510,455 and 41,469,879 outstanding at March 31, 2021 and December 31, 2020	207,552	207,349
Additional Paid-In Capital	416,708	414,246
Retained Earnings	271,999	257,878
Accumulated Other Comprehensive Loss	(8,392)	(8,507)
Total Shareholders' Equity	887,867	870,966
Total Capitalization	1,512,352	1,495,398
Total Liabilities and Shareholders' Equity	$2,618,540	$2,578,354
See accompanying notes to consolidated financial statements.

OTTER TAIL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
(in thousands, except per-share amounts)	2021	2020

Operating Revenues
Electric	$123,699	$119,870
Product Sales	138,011	114,877
Total Operating Revenues	261,710	234,747
Operating Expenses
Electric Production Fuel	14,714	13,735
Electric Purchased Power	19,260	18,830
Electric Operating and Maintenance Expenses	41,421	40,615
Cost of Products Sold (excluding depreciation)	101,977	85,879
Other Nonelectric Expenses	13,693	11,900
Depreciation and Amortization	22,126	20,399
Electric Property Taxes	4,320	4,100
Total Operating Expenses	217,511	195,458
Operating Income	44,199	39,289
Other Income and Expense
Interest Charges	9,398	8,123
Nonservice Cost Components of Postretirement Benefits	383	871
Other Income (Expense)	1,160	(389)
Income Before Income Taxes	35,578	29,906
Income Tax Expense	5,249	5,638
Net Income	$30,329	$24,268

Weighted-Average Common Shares Outstanding:
Basic	41,455	40,217
Diluted	41,700	40,444
Earnings Per Share:
Basic	$0.73	$0.60
Diluted	$0.73	$0.60
See accompanying notes to consolidated financial statements.

OTTER TAIL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
(in thousands)	2021	2020

Net Income	$30,329	$24,268
Other Comprehensive Income (Loss):
Unrealized Gain (Loss) on Available-for-Sale Securities:
Reversal of Previously Recognized Losses (Gains) Realized on Sale of Investments and Included in Other Income (Expense) During Period	(5)	2
Unrealized Gains (Losses) Arising During Period	(40)	126
Income Tax (Expense) Benefit	10	(27)
Available-for-Sale Securities, net of tax	(35)	101
Pension and Postretirement Benefit Plans:
Amortization of Unrecognized Postretirement Benefit Losses and Costs	203	138
Income Tax Expense	(53)	(36)
Pension and Postretirement Benefit Plan, net of tax	150	102
Total Other Comprehensive Income	115	203
Total Comprehensive Income	$30,444	$24,471
See accompanying notes to consolidated financial statements.

OTTER TAIL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(in thousands, except common shares outstanding)	Common Shares Outstanding	Par Value, Common Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)[1]	Total Shareholders' Equity

Balance, December 31, 2020	41,469,879	$207,349	$414,246	$257,878	$(8,507)	$870,966
Common Stock Issuances, Net of Expenses	76,277	382	(407)			(25)
Common Stock Retirements and Forfeitures	(35,701)	(179)	(1,328)			(1,507)
Net Income				30,329		30,329
Other Comprehensive Income					115	115
Stock Compensation Expense			4,197			4,197
Common Dividends ($0.39 per share)				(16,208)		(16,208)
Balance, March 31, 2021	41,510,455	$207,552	$416,708	$271,999	$(8,392)	$887,867

Balance, December 31, 2019	40,157,591	$200,788	$364,790	$222,341	$(6,437)	$781,482
Common Stock Issuances, Net of Expenses	257,074	1,285	6,990			8,275
Common Stock Retirements and Forfeitures	(38,217)	(191)	(1,881)			(2,072)
Net Income				24,268		24,268
Other Comprehensive Income					203	203
Stock Compensation Expense			2,770			2,770
Common Dividends ($0.37 per share)				(14,907)		(14,907)
Balance, March 31, 2020	40,376,448	$201,882	$372,669	$231,702	$(6,234)	$800,019

[1]Accumulated Other Comprehensive Income (Loss) as of March 31, 2021 and December 31, 2020 is comprised of the following:
(in thousands)	March 31, 2021	December 31, 2020

Unrealized Gain (Loss) on Available-for-Sale Debt Securities:
Before Tax	$220	$265
Tax Effect	(46)	(56)
Unrealized Gain (Loss) on Available-for-Sale Debt, net of tax	174	209
Unamortized Actuarial Losses and Prior Service Costs Related to Pension and Postretirement Benefits:
Before Tax	(11,590)	(11,793)
Tax Effect	3,024	3,077
Unamortized Actuarial Losses and Prior Service Costs Related to Pension and Postretirement Benefits, net of tax	(8,566)	(8,716)
Accumulated Other Comprehensive Loss:
Before Tax	(11,370)	(11,528)
Tax Effect	2,978	3,021
Net Accumulated Other Comprehensive Loss	$(8,392)	$(8,507)
See accompanying notes to consolidated financial statements.

OTTER TAIL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(in thousands)	2021	2020

Operating Activities
Net Income	$30,329	$24,268
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	22,126	20,399
Deferred Tax Credits	(186)	(329)
Deferred Income Taxes	5,697	5,812
Change in Deferred Debits and Other Assets	543	5,087
Discretionary Contribution to Pension Plan	(10,000)	(11,200)
Change in Noncurrent Liabilities and Deferred Credits	(1,804)	860
Allowance for Equity/Other Funds Used During Construction	(45)	(791)
Stock Compensation Expense	4,197	2,770
Other—Net	(1,569)	46
Cash (Used for) Provided by Current Assets and Current Liabilities:
Change in Receivables	(20,431)	(16,666)
Change in Inventories	(261)	(301)
Change in Other Current Assets	(3,871)	(447)
Change in Payables and Other Current Liabilities	(6,930)	(7,690)
Change in Interest Payable and Income Taxes Receivable/Payable	(2,525)	(41)
Net Cash Provided by Operating Activities	15,270	21,777
Investing Activities
Capital Expenditures	(50,076)	(75,059)
Proceeds from Disposal of Noncurrent Assets	3,244	2,487
Cash Used for Investments and Other Assets	(2,188)	(2,487)
Net Cash Used in Investing Activities	(49,020)	(75,059)
Financing Activities
Change in Checks Written in Excess of Cash	(2,144)	—
Net Short-Term Borrowings	53,854	13,893
Proceeds from Issuance of Common Stock	—	8,399
Common Stock Issuance Expenses	(25)	(124)
Payments for Shares Withheld for Employee Tax Obligations	(1,507)	(2,072)
Proceeds from Issuance of Long-Term Debt	—	35,000
Short-Term and Long-Term Debt Issuance Expenses	(2)	(177)
Payments for Retirement of Long-Term Debt	(169)	(45)
Dividends Paid	(16,208)	(14,907)
Net Cash Provided by Financing Activities	33,799	39,967
Net Change in Cash and Cash Equivalents	49	(13,315)
Cash and Cash Equivalents at Beginning of Period	1,163	21,199
Cash and Cash Equivalents at End of Period	$1,212	$7,884

Supplemental Disclosure of Noncash Investing Activities
Transactions Related to Capital Additions Not Settled in Cash	$18,962	$16,193
See accompanying notes to consolidated financial statements

OTTER TAIL CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
Overview
Otter Tail Corporation and its subsidiaries (collectively, the "Company", "us", "our" or "we") form a diverse, multi-platform business consisting of a vertically integrated, regulated utility with generation, transmission and distribution facilities complemented by manufacturing businesses providing metal fabrication for custom machine parts and metal components, manufacturing of extruded and thermoformed plastic products, and manufacturing of PVC pipe products. We classify our business into three segments: Electric, Manufacturing and Plastics.
Basis of Presentation
The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the SEC for interim reporting. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles. In the opinion of management, we have included all adjustments (including normal recurring accruals) necessary for a fair presentation of the consolidated financial statements for the periods presented. The consolidated financial statements and condensed notes thereto should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
Because of the coronavirus (COVID-19) pandemic, the seasonality of our businesses and other factors, the earnings for the three months ended March 31, 2021 should not be taken as an indication of earnings for all or any part of the balance of the year.
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
Information for each segment and our unallocated corporate costs for the three months ended March 31, 2021 and 2020 are as follows:

(in thousands)	2021	2020

Operating Revenue[1]
Electric	$123,699	$119,870
Manufacturing	75,825	68,479
Plastics	62,186	46,398
Total	$261,710	$234,747
Net Income (Loss)
Electric	$17,587	$16,182
Manufacturing	5,385	4,927
Plastics	9,147	5,449
Corporate	(1,790)	(2,290)
Total	$30,329	$24,268

[1]Amounts reflect operating revenues to external customers. Intersegment operating revenues are not material for any period presented.

The following provides the identifiable assets by segment and corporate assets as of March 31, 2021 and December 31, 2020:

(in thousands)	March 31, 2021	December 31, 2020

Identifiable Assets
Electric	$2,242,026	$2,233,399
Manufacturing	209,477	191,005
Plastics	111,148	99,767
Corporate	55,889	54,183
Total	$2,618,540	$2,578,354
3. Revenue
We present our operating revenues to external customers, in total and by amounts arising from contracts with customers and alternative revenue program (ARP) arrangements, disaggregated by revenue source and segment for the three months ended March 31, 2021 and 2020:

(in thousands)	2021	2020

Operating Revenues
Electric Segment
Retail: Residential	$37,485	$35,839
Retail: Commercial and Industrial	66,403	68,942
Retail: Other	1,818	1,822
Total Retail	105,706	106,603
Transmission	11,944	10,841
Wholesale	4,507	876
Other	1,542	1,550
Total Electric Segment	123,699	119,870
Manufacturing Segment
Metal Parts and Tooling	62,673	57,211
Plastic Products and Tooling	10,295	9,883
Scrap Metal Sales	2,857	1,385
Total Manufacturing Segment	75,825	68,479
Plastics Segment
PVC Pipe	62,186	46,398
Total Operating Revenue	261,710	234,747
Less: Noncontract Revenues Included Above
Electric Segment - Alternative Revenue Program Revenues	(975)	(87)
Total Operating Revenues from Contracts with Customers	$262,685	$234,834
4. Select Balance Sheet Information
Receivables and Allowance for Credit Losses
Receivables as of March 31, 2021 and December 31, 2020 are as follows:

(in thousands)	March 31, 2021	December 31, 2020

Receivables
Trade	$112,060	$87,048
Other	6,982	8,939
Unbilled Receivables	18,331	21,187
Total Receivables	137,373	117,174
Less Allowance for Credit Losses	2,983	3,215
Receivables, net of allowance for credit losses	$134,390	$113,959

The following is a summary of activity in the allowance for credit losses for the three months ended March 31, 2021 and 2020:

(in thousands)	2021	2020

Beginning Balance, January 1	$3,215	$1,339
Additions Charged to Expense	211	635
Reductions for Amounts Written-Off, Net of Recoveries	(443)	(293)
Ending Balance, March 31	$2,983	$1,681
Inventories
Inventories consist of the following as of March 31, 2021 and December 31, 2020:

(in thousands)	March 31, 2021	December 31, 2020

Finished Goods	$20,567	$22,046
Work in Process	19,324	16,210
Raw Material, Fuel and Supplies	52,535	53,909
Total Inventories	$92,426	$92,165
Investments
The following is a summary of our investments at March 31, 2021 and December 31, 2020:

(in thousands)	March 31, 2021	December 31, 2020

Corporate-Owned Life Insurance Policies	$38,205	$36,825
Debt Securities	9,209	9,260
Money Market Funds	1,862	4,075
Mutual Funds	5,141	1,662
Other Investments	29	34
Total Investments	$54,446	$51,856
The amount of unrealized gains and losses on debt securities as of March 31, 2021 and December 31, 2020 are not material and no unrealized losses were deemed to be other-than-temporary. In addition, the amount of unrealized gains and losses on marketable equity securities still held as of March 31, 2021 and December 31, 2020 are not material.
Property, Plant and Equipment
Major classes of property, plant and equipment as of March 31, 2021 and December 31, 2020 include:

(in thousands)	March 31, 2021	December 31, 2020

Electric Plant in Service
Electric Plant in Service	2,682,884	2,531,352
Construction Work in Progress	77,676	203,078
Total Gross Electric Plant	2,760,560	2,734,430
Less Accumulated Depreciation and Amortization	796,161	778,988
Net Electric Plant	$1,964,399	$1,955,442
Nonelectric Property, Plant and Equipment
Nonelectric Property, Plant and Equipment in Service	259,975	258,730
Construction Work in Progress	12,086	9,290
Total Gross Nonelectric Property, Plant and Equipment	272,061	268,020
Less Accumulated Depreciation and Amortization	175,668	174,189
Net Nonelectric Property, Plant and Equipment	96,393	93,831
Net Property, Plant and Equipment	$2,060,792	$2,049,273

5. Regulatory Matters
Regulatory Assets and Liabilities
The following presents our current and long-term regulatory assets and liabilities as of March 31, 2021 and December 31, 2020 and the period we expect to recover or refund such amounts:

	Period of	March 31, 2021		December 31, 2020
(in thousands)	Recovery/Refund	Current	Long-Term	Current	Long Term

Regulatory Assets
Pension and Other Postretirement Benefit Plans[1]	Various	$11,037	$143,996	$11,037	$146,071
Alternative Revenue Program Riders[2]	Up to 3 years	6,891	10,418	8,871	9,373
Asset Retirement Obligations[1]	Asset lives	—	8,539	—	8,462
ISO Cost Recovery Trackers[1]	Up to 2 years	809	703	1,079	867
Unrecovered Project Costs[1]	Up to 3 years	1,556	2,937	361	2,989
Deferred Rate Case Expenses[1]	Various	493	165	360	230
Debt Reacquisition Premiums[1]	Up to 12 years	180	302	192	341
Other[1]	Various	453	496	—	62
Total Regulatory Assets		$21,419	$167,556	$21,900	$168,395
Regulatory Liabilities
Deferred Income Taxes	Asset lives	$—	$133,306	$—	$134,719
Plant Removal Obligations	Asset lives	—	100,616	—	98,707
Fuel Clause Adjustments	Up to 1 year	7,072	—	10,947	—
Alternative Revenue Program Riders	Various	3,306	837	3,581	470
Pension and Other Postretirement Benefit Plans	Up to 1 year	1,959	—	1,959	—
Other	Various	180	227	176	77
Total Regulatory Liabilities		$12,517	$234,986	$16,663	$233,973

[1]Costs subject to recovery without a rate of return.
[2]Amount eligible for recovery includes an incentive or rate of return.

6. Short-Term and Long-Term Borrowings
The following is a summary of our outstanding short and long-term borrowings by borrower, Otter Tail Corporation (OTC) or Otter Tail Power Company (OTP), as of March 31, 2021 and December 31, 2020:
Short-Term Debt
The following is a summary of our lines of credit as of March 31, 2021 and December 31, 2020:

		March 31, 2021			December 31, 2020
(in thousands)	Line Limit	Amount Outstanding	Letters of Credit	Amount Available	Amount Available

OTC Credit Agreement	$170,000	$78,206	$—	$91,794	$104,834
OTP Credit Agreement	170,000	56,645	12,671	100,684	140,068
Total	$340,000	$134,851	$12,671	$192,478	$244,902
Long-Term Debt
The following is a summary of outstanding long-term debt by borrower as of March 31, 2021 and December 31, 2020:

				(in thousands)
Entity	Debt Instrument	Rate	Maturity	March 31, 2021	December 31, 2020

OTC	Guaranteed Senior Notes	3.55%	12/15/26	$80,000	$80,000
OTP	Series 2011A Senior Unsecured Notes	4.63%	12/01/21	140,000	140,000
OTP	Series 2007B Senior Unsecured Notes	6.15%	08/20/22	30,000	30,000
OTP	Series 2007C Senior Unsecured Notes	6.37%	08/02/27	42,000	42,000
OTP	Series 2013A Senior Unsecured Notes	4.68%	02/27/29	60,000	60,000
OTP	Series 2019A Senior Unsecured Notes	3.07%	10/10/29	10,000	10,000
OTP	Series 2020A Senior Unsecured Notes	3.22%	02/25/30	10,000	10,000
OTP	Series 2020B Senior Unsecured Notes	3.22%	08/20/30	40,000	40,000
OTP	Series 2007D Senior Unsecured Notes	6.47%	08/20/37	50,000	50,000
OTP	Series 2019B Senior Unsecured Notes	3.52%	10/10/39	26,000	26,000
OTP	Series 2020C Senior Unsecured Notes	3.62%	02/25/40	10,000	10,000
OTP	Series 2013B Senior Unsecured Notes	5.47%	02/27/44	90,000	90,000
OTP	Series 2018A Senior Unsecured Notes	4.07%	02/07/48	100,000	100,000
OTP	Series 2019C Senior Unsecured Notes	3.82%	10/10/49	64,000	64,000
OTP	Series 2020D Senior Unsecured Notes	3.92%	02/25/50	15,000	15,000
OTC	PACE Note	2.54%	03/18/21	—	169
Total				$767,000	$767,169
Less:	Current Maturities Net of Unamortized Debt Issuance Costs			139,941	140,087
	Unamortized Long-Term Debt Issuance Costs			2,574	2,650
Total Long-Term Debt Net of Unamortized Debt Issuance Costs				$624,485	$624,432
Financial Covenants
Certain of OTC's and OTP's short-term and long-term debt agreements require the borrower, whether OTC or OTP, to maintain certain financial covenants, including a maximum debt to total capitalization of 0.60 to 1.00, a minimum interest and dividend coverage ratio of 1.50 to 1.00, and a maximum level of priority indebtedness. As of March 31, 2021, OTC and OTP were in compliance with these financial covenants.

7. Pension Plan and Other Postretirement Benefits
Pension Plan
Components of net periodic pension benefit cost for the three months ended March 31, 2021 and 2020 are as follows:

(in thousands)	2021	2020

Service Cost–Benefit Earned During the Period	$1,866	$1,655
Interest Cost on Projected Benefit Obligation	2,915	3,263
Expected Return on Assets	(5,590)	(5,505)
Amortization of Net Actuarial Loss:
From Regulatory Asset	2,660	2,231
From Other Comprehensive Income	68	55
Net Periodic Pension Cost	$1,919	$1,699
We had no minimum funding requirement as of December 31, 2020 but made a discretionary plan contribution of $10.0 million in January 2021.
Executive Survivor and Supplemental Retirement Plan (ESSRP)
Components of net periodic pension benefit cost for the three months ended March 31, 2021 and 2020 are as follows:

(in thousands)	2021	2020

Service Cost–Benefit Earned During the Period	$47	$45
Interest Cost on Projected Benefit Obligation	307	362
Amortization of Net Actuarial Loss:
From Regulatory Asset	31	23
From Other Comprehensive Income	124	86
Net Periodic Pension Cost	$509	$516
Other Postretirement Benefits
Components of net periodic postretirement benefit cost for the three months ended March 31, 2021 and 2020 are as follows:

(in thousands)	2021	2020

Service Cost–Benefit Earned During the Period	$430	$462
Interest Cost on Projected Benefit Obligation	473	598
Amortization of Prior Service Cost
From Regulatory Asset	(1,397)	(1,169)
From Other Comprehensive Income	(36)	(29)
Amortization of Net Actuarial Loss
From Regulatory Asset	920	1,051
From Other Comprehensive Income	23	26
Net Periodic Postretirement Benefit Cost	$413	$939

8. Income Taxes
The reconciliation of the statutory federal income tax rate to our effective tax rate for each of the three months ended March 31, 2021 and 2020 is as follows:

	2021	2020

Federal Statutory Rate	21.0%	21.0%
Increases (Decreases) in Tax from:
State Taxes on Income, Net of Federal Tax	5.0	5.0
Production Tax Credits (PTCs)	(7.6)	—
Amortization of Excess Deferred Income Taxes	(2.9)	(4.1)
Corporate-Owned Life Insurance	(0.5)	0.7
North Dakota Wind Tax Credit Amortization, Net of Federal Tax	(0.4)	(0.9)
Excess Tax Deduction on Stock Awards	(0.1)	(1.3)
Allowance for Equity Funds Used During Construction	—	(1.0)
Other, Net	0.3	(0.5)
Effective Tax Rate	14.8%	18.9%
We began generating PTCs from our Merricourt wind farm placed in service in the fourth quarter of 2020. No PTCs were generated during the three months ended March 31, 2020. Income tax benefits arising from PTCs are offset by corresponding operating revenue reductions as PTC amounts generated reduce Electric segment customer billings.
9. Commitments and Contingencies
Commitments
Construction and Other Purchase Commitments. OTP has commitments under contracts, including its share of construction program and other commitments associated with its jointly-owned facilities, extending into 2046. T.O. Plastics is party to a resin supply agreement under which it must purchase all of a specified class of regrind resin delivered by the supplier at a periodically negotiated price per pound. The agreement expires in 2026.
Electric Utility Capacity and Energy Requirements and Coal Purchase and Delivery Contracts. OTP has commitments for the purchase of capacity and energy requirements under agreements extending into 2044. OTP also has contracts providing for the purchase and delivery of a significant portion of its current coal requirements, with expiration dates ranging from 2022 through 2040. These contracts do not include minimum purchase requirements but do require all coal necessary for the operation of the respective plant to be purchased from the counterparty.
Land Easements. OTP has commitments to make future payments under land easements extending into 2050.
Contingencies
FERC ROE. In November 2013 and February 2015, customers filed complaints with FERC seeking to reduce the ROE component of the transmission rates that MISO transmission owners, including OTP, may collect under the MISO tariff rate. FERC's most recent order, issued on November 19, 2020, adopted a revised ROE methodology and set the base ROE at 10.02% (10.52% with an adder) effective for the fifteen-month period from November 2013 to February 2015 and on a prospective basis beginning in September 2016. The order also dismissed any complaints covering the period from February 2015 to May 2016. The November 2020 opinion is subject to judicial review. We have deferred recognition and recorded a refund liability of $3.7 million as of March 31, 2021. This refund liability reflects our best estimate of required refunds to customers once all regulatory and judicial proceedings are finalized.
Regional Haze Rule (RHR). The RHR was adopted in an effort to improve visibility in national parks and wilderness areas. The RHR requires states, in coordination with the EPA and other governmental agencies, to develop and implement plans to achieve natural visibility conditions. The second RHR implementation period covers the years 2018-2028, with state implementation plans targeted for submission to the EPA by July 31, 2021. States are required to assess reasonable progress with the RHR and determine what additional emission reductions are appropriate, if any.
Coyote Station, OTP's jointly owned coal-fired power plant in North Dakota, is subject to assessment in the second implementation period under the North Dakota state implementation plan. We cannot predict with certainty the impact the state implementation plan may have on our business until the plan is finalized and adopted. However, significant emission control investments could be required, and the recovery of such costs from customers would require regulatory approval. Alternatively, investments in emission control equipment may prove to be uneconomic and result in a required early retirement of, or the sale of our interest in, Coyote Station. We cannot estimate the financial effects such a retirement or sale may have on our consolidated operating results, financial position or cash flows, but such amounts could be material and the recovery of such costs from customers would be subject to regulatory approval.
Other Contingencies. We are party to litigation and regulatory enforcement matters arising in the normal course of business. We regularly analyze relevant information and, as necessary, estimate and record accrued liabilities for legal, regulatory enforcement and other matters in which a loss is probable of occurring and can be reasonably estimated. We believe the effect on our consolidated operating results, financial position and cash flows, if any, for the disposition of all matters pending as of March 31, 2021, other than those relating to the RHR, will not be material.

10. Stockholders' Equity
Registration Statements
On May 3, 2021 we filed a shelf registration statement with the Securities and Exchange Commission (SEC) under which we may offer for sale, from time to time, either separately or together in any combination, equity, debt or other securities described in the shelf registration statement. The registration statement expires in May 2024.
On May 3, 2021, we filed a second registration statement with the SEC for the issuance of up to 1,500,000 common shares under an Automatic Dividend Reinvestment and Share Purchase Plan, which provides shareholders, retail customers of OTP and other interested investors a method of purchasing our common shares by reinvesting their dividends and/or making optional cash investments. Shares purchased under the plan may be new issue common shares or common shares purchased on the open market. The registration statement expires in May 2024.
Dividend Restrictions
Otter Tail Corporation is a holding company with no significant operations of its own. The primary source of funds for payments of dividends to our shareholders is from dividends paid or distributions made by our subsidiaries. As a result of certain statutory limitations or regulatory or financing agreements, restrictions could occur on the amount of distributions allowed to be made by our subsidiaries. Both the OTC Credit Agreement and OTP Credit Agreement contain restrictions on the payment of cash dividends upon a default or event of default, including failure to maintain certain financial covenants. As of March 31, 2021, we were in compliance with these financial covenants.
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
The MPUC indirectly limits the amount of dividends OTP can pay to the Company by requiring an equity-to-total-capitalization ratio between 47.5% and 58.1% based on OTP’s 2020 capital structure petition effective by order of the MPUC on July 15, 2020. As of March 31, 2021, OTP’s equity-to-total-capitalization ratio including short-term debt was 52.4% and its net assets restricted from distribution totaled approximately $671.0 million. Under the 2020 capital structure petition, total capitalization for OTP cannot exceed $1.7 billion.
11. Share-Based Payments
Stock Compensation Expense
Stock-based compensation expense arising from our employee stock purchase plan and share-based compensation plans, recognized within operating expenses in the consolidated statements of income, amounted to $4.2 million and $2.8 million for the three months ended March 31, 2021 and 2020.

Stock Awards. We grant restricted stock awards to members of our Board of Directors and restricted stock units to our employees. The awards vest, depending on award type and recipient, either ratably over periods of three and four years or cliff vest after four years. Vesting is accelerated in certain circumstances, including upon retirement. Restricted stock awards granted to members of the Board of Directors are issued and outstanding upon grant and carry the same voting and dividend rights of unrestricted outstanding common stock. Restricted stock units are not issued or outstanding upon grant and do not provide for voting or dividend rights. Certain restricted stock unit award recipients are eligible to receive dividend equivalent payments during the vesting period, subject to forfeiture under the terms of the agreement.
The grant date fair value of each stock award is determined based on the market price of our common stock on the date of grant adjusted to exclude the value of dividends for those awards that do not receive dividend or dividend equivalent payments during the vesting period.
The following is a summary of stock award activity for the three months ended March 31, 2021:

	Shares	Weighted Average Grant-Date Fair Value

Nonvested, January 1, 2021	128,664	$44.30
Granted	21,600	42.35
Vested	(16,800)	45.93
Forfeited	—	—
Nonvested, March 31, 2021	133,464	$43.78
The fair value of vested awards was $0.7 million and $1.3 million during the three months ended March 31, 2021 and 2020.
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

The grant date fair value of stock performance awards granted during the three months ended March 31, 2021 and 2020 was determined using a Monte Carlo fair value simulation model incorporating the following assumptions:

	2021	2020

Risk-free interest rate	0.18%	1.42%
Expected term (in years)	3.00	3.00
Expected volatility	32.00%	19.00%
Dividend yield	3.60%	2.80%

The risk-free interest rate was derived from yields on U.S. government bonds of a similar term. The expected term of the award is equal to the three-year performance period. Expected volatility was estimated based on actual historical volatility of our common stock. Dividend yield was estimated based on historic and future yield estimates.
The following is a summary of stock performance award activity for the three months ended March 31, 2021 (share amounts reflect awards at target):

	Shares	Weighted Average Grant-Date Fair Value

Nonvested, January 1, 2021	164,600	$42.32
Granted	79,000	38.34
Vested	(54,000)	35.73
Forfeited	—	—
Nonvested, March 31, 2021	189,600	$42.54
The fair value of vested awards was $2.5 million and $3.4 million during the three months ended March 31, 2021 and 2020.
12. Earnings Per Share
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
The following includes the computation of the denominator for basic and diluted weighted-average shares outstanding for the three months ended March 31, 2021 and 2020:

(in thousands)	2021	2020

Weighted Average Common Shares Outstanding – Basic	41,455	40,217
Effect of Dilutive Securities:
Stock Performance Awards	143	126
Stock Awards	85	83
Employee Stock Purchase Plan Shares and Other	17	18
Dilutive Effect of Potential Common Shares	245	227
Weighted Average Common Shares Outstanding – Diluted	41,700	40,444
The amount of shares excluded from diluted weighted-average common shares outstanding because such shares were anti-dilutive was not material for the three months ended March 31, 2021 and 2020.

13. Fair Value Measurements
The following tables present our assets measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 classified by the input method used to measure fair value:

	Level 1	Level 2	Level 3

March 31, 2021
Investments:
Money Market Funds	$1,862	$—	$—
Mutual Funds	5,141	—	—
Corporate Debt Securities	—	2,401	—
Government-Backed and Government-Sponsored Enterprises’ Debt Securities	—	6,808	—
Total Assets	$7,003	$9,209	$—
December 31, 2020
Investments:
Money Market Funds	$4,075	$—	$—
Mutual Funds	1,662	—	—
Corporate Debt Securities	—	2,627	—
Government-Backed and Government-Sponsored Enterprises’ Debt Securities	—	6,633	—
Total Assets	$5,737	$9,260	$—
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
In addition to assets recorded at fair value on a recurring basis, we also hold financial instruments that are not recorded at fair value in the consolidated balance sheets but for which disclosure of the fair value of these financial instruments is provided. The following reflects the carrying value and estimated fair value of these assets and (liabilities) as of March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and Cash Equivalents	$1,212	$1,212	$1,163	$1,163
Short-Term Debt	(134,851)	(134,851)	(80,997)	(80,997)
Long-Term Debt	(764,426)	(839,942)	(764,519)	(858,455)

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
You should read the following discussion and analysis of our financial condition and results of operations together with our interim financial statements and the related notes appearing under Item 1 of this Form 10-Q, and our annual financial statements and the related notes along with the discussion and analysis of our financial condition and results of operations contained in our Annual Report on Form 10-K for the year ended December 31, 2020.
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
Beginning in March 2020, COVID-19 and the resulting economic conditions negatively impacted operating results of our Manufacturing segment as customer demand declined significantly in the second quarter of 2020. Sales volumes strengthened in the third and fourth quarters of 2020 due to strong recreational vehicle and lawn and garden end-market demand. Our Electric and Plastics segments operating results were also impacted in 2020. Within our Electric segment, we experienced reduced demand from commercial and industrial customers and increased costs for bad debts. In our Plastics segment, we experienced lower sales volumes in the second quarter of 2020 as distributors of our products reduced inventory levels given the uncertainty of the potential impact of COVID-19. Sales volumes recovered and gross profit margins increased in the third and fourth quarters of 2020 due to increase demand and concerns of supply disruptions.
The impact of COVID-19 and the resulting macroeconomic conditions on our business and financial results have begun to ease. However, uncertainty remains regarding the magnitude and duration of the pandemic and resulting financial effects. We expect demand from commercial and industrial customers and bad debt expense levels within our Electric segment to be impacted during 2021, and customer demand within our Manufacturing and Plastics segments could be disrupted as the pandemic evolves.
We continue to monitor developments involving our workforce, customers, construction contractors, suppliers and vendors and the financial effects on our business. However, due to the unprecedented and evolving nature of this pandemic, we cannot predict the full extent of the impact COVID-19 will have on our operating results, financial condition and liquidity.

RESULTS OF OPERATIONS
Provided below is a summary and discussion of our operating results on a consolidated basis followed by a discussion of the operating results of each of our segments, Electric, Manufacturing and Plastics. Intersegment transactions were not material in 2021 or 2020. In addition to the segment results, we provide an overview of our Corporate costs. Our Corporate costs do not constitute a reportable segment but rather consist of unallocated general corporate expenses, such as corporate staff and overhead costs, the results of our captive insurance company and other items excluded from the measurement of segment performance. Corporate costs are added to operating segment totals to reconcile to totals on our consolidated statements of income.
CONSOLIDATED RESULTS
The following table summarizes our consolidated results of operations for the three months ended March 31, 2021 and 2020:

(in thousands)	2021	2020	$ change	% change

Operating Revenues	$261,710	$234,747	$26,963	11.5%
Operating Expenses	217,511	195,458	22,053	11.3
Operating Income	44,199	39,289	4,910	12.5
Interest Charges	9,398	8,123	1,275	15.7
Nonservice Cost Components of Postretirement Benefits	383	871	(488)	(56.0)
Other Income	1,160	(389)	1,549	(398.2)
Income Before Income Taxes	35,578	29,906	5,672	19.0
Income Tax Expense	5,249	5,638	(389)	(6.9)
Net Income	$30,329	$24,268	$6,061	25.0%
Operating Revenues increased $27.0 million primarily due to rising pipe prices within our Plastics segment and increased material cost leading to increased sales prices in our Manufacturing segment. Operating revenues within our Electric segment also increased, primarily as a result of increased transmission and wholesale electric revenues. See our segment disclosures below for additional discussion of items impacting operating revenues.

Operating Expenses increased $22.1 million primarily due to increased costs of products sold in our Plastics and Manufacturing segments due to increased raw material costs in each segment. Operating expenses in our Electric segment increased primarily due to higher depreciation and amortization expense arising from our recent rate base investments. See our segment disclosures below for additional discussion of items impacting operating expenses.
Interest Charges increased $1.3 million mostly due to:
•A $0.5 million increase in interest expense related to OTP long-term debt issuances of $35 million in February 2020 and $40 million in August 2020.
•A $0.3 million reduction in capitalized interest at OTP related to the completion and start up of Astoria Station in the first quarter of 2021.
•A $0.4 million increase in corporate interest expense due to a higher level of short-term borrowings between the quarters as well as an increase in the cost of borrowing.
Nonservice Cost Components of Postretirement Benefits decreased $0.5 million due to a change in how prescription drug coverage is provided to retirees and due to the impact on nonservice costs of a 70 basis point drop in the discount rate from 2020 to 2021.
Other Income increased $1.5 million primarily due to increases in the cash values of corporate-owned life insurance policies and captive insurance company investments in the first quarter of 2021 compared to losses in value in the first quarter of 2020.
Income Tax Expense decreased $0.4 million despite a $5.7 million increase in income before income taxes primarily due to PTCs earned in the first quarter of 2021 from our Merricourt wind farm, which was placed in service in the fourth quarter of 2020. Our effective tax rate was 14.8% in the first quarter of 2021 and 18.9% in the first quarter of 2020. See Note 8 to our consolidated financial statements included in this report on Form 10-Q for additional information regarding factors impacting our effective tax rate in 2021 and 2020.
ELECTRIC SEGMENT RESULTS
The following table summarizes the results of operations for our Electric segment for the three months ended March 31, 2021 and 2020:

(in thousands)	2021	2020	$ change	% change

Retail Sales Revenue	$105,706	$106,603	$(897)	(0.8)%
Transmission Services Revenues	11,944	10,841	1,103	10.2
Wholesale Revenues	4,507	876	3,631	414.5
Other Electric Revenues	1,542	1,556	(14)	(0.9)
Total Operating Revenue	123,699	119,876	3,823	3.2
Production Fuel	14,714	13,735	979	7.1
Purchased Power	19,260	18,830	430	2.3
Operation and Maintenance Expenses	41,421	40,615	806	2.0
Depreciation and Amortization	17,308	15,676	1,632	10.4
Property Taxes	4,320	4,100	220	5.4
Operating Income	$26,676	$26,920	$(244)	(0.9)%

Electric kilowatt-hour (kwh) Sales (in thousands)
Retail kwh Sales	1,348,519	1,429,910	(81,391)	(5.7)%
Wholesale kwh Sales – Company Generation	80,423	38,924	41,499	106.6
Heating Degree Days	3,078	3,272	(194)	(5.9)
Cooling Degree Days	—	—	—	—

Results of operations for the Electric segment are impacted by fluctuations in weather conditions and the resulting demand for electricity for heating and cooling. The following table shows heating degree days as a percent of normal.

	2021	2020

Heating Degree Days	89.5%	95.6%

The following table summarizes the estimated effect on diluted earnings per share of the difference in retail kwh sales under actual weather conditions and expected retail kwh sales under normal weather conditions in 2021 and 2020, and between years.

	2021 vs Normal	2021 vs 2020	2020 vs Normal

Effect on Diluted Earnings Per Share	$(0.04)	$(0.02)	$(0.02)

Retail Sales Revenue decreased $0.9 million driven by:

•A $2.8 million decrease in retail revenue mainly due to decreased kwh sales to commercial and industrial customers, exclusive of the impact of milder weather on sales, due to ongoing impacts of COVID-19 on first quarter 2021 kwh sales. COVID-19 did not impact electric revenues in the first quarter of 2020.
•A $1.5 million decrease in fuel recovery revenue mainly due to credits provided to customers from increased margins on wholesale kwh sales and a 5.7% reduction in retail kwh sales between the quarters.
•A $0.9 million decrease in retail revenues related to decreased consumption due to milder weather in the first quarter of 2021 compared with the first quarter of 2020, evidenced by a 5.9% decrease in heating-degree days between the quarters.
These decreases in revenue were partially offset by:
•A $2.3 million increase in new retail revenues, net of an estimated refund, related to an interim rate increase in Minnesota effective January 1, 2021 in connection with OTP's current Minnesota rate case filed in November 2020.
•A $0.7 million increase in conservation rider revenues related to the recovery of increased conservation improvement program spending in Minnesota and South Dakota.
•A $0.5 million increase in renewable rider revenues in North Dakota related to recovery of Merricourt operating expenses and returns on increased investment in the project, which was placed in service in the fourth quarter of 2020.
•A $0.5 million increase in retail revenue due to a positive price variance resulting from varying kwh sales to customers under different tariffs.
•A $0.3 million net increase in North Dakota and South Dakota generation, transmission and phase-in rider revenues related to the recovery of Astoria Station and transmission project costs.
Transmission Services Revenues increased $1.1 million due to increases of $0.7 million in generator interconnection revenues under two new agreements which began billing after the first quarter of 2020 and $0.4 million in Midcontinent Independent System Operator. Inc. (MISO) transmission services tariff revenues.
Wholesale Electric Revenue increased $3.6 million as a result of a 106.6% increase in wholesale kwh sales and a 149% increase in wholesale electric prices driven by high market demand and availability constraints during the February 2021 cold weather, which drove up spot market prices for electricity.
Production Fuel costs increased $1.0 million mainly as a result of a 16.2% increase in kwhs generated from our fuel-burning plants due to higher demand and favorable prices for energy in wholesale markets. Fuel costs per kwh of generation decreased 7.8% at our fuel-burning plants as a result of increased efficiencies at higher and longer-sustained levels of generation. Fuel costs per kwh of generation including renewable generation decreased 15.4% as a result of Merricourt being added to our generation mix in December 2020.
Purchased Power costs to serve retail customers increased $0.4 million as a result of a 26.6% increase in purchased power prices, partially offset by a 19.2% decrease in kwhs purchased. The increase in kwh prices mainly was driven by high market demand for electricity and availability constraints caused by the February 2021 cold weather.
Operating and Maintenance Expense increased $0.8 million mainly due to:
•$1.2 million in Merricourt operating and maintenance expenses incurred in the first quarter of 2021 as the wind farm is now commercially operational.
•A $0.7 million increase in conservation improvement program expenditures, which are being recovered through retail rate riders in Minnesota and South Dakota.
These increases in expense were partially offset by:
•A $0.6 million decrease in steam generation plant maintenance and operating expenses.
•A $0.5 million decrease in bad debt expense due to improved customer collections in the first quarter of 2021.
Depreciation and Amortization expense increased $1.6 million primarily due to Merricourt going into service in December of 2020.
Property Taxes increased $0.2 million due to property additions and increased valuations on existing property.

MANUFACTURING SEGMENT RESULTS
The following table summarizes the results of operations for our Manufacturing segment for the three months ended March 31, 2021 and 2020:

(in thousands)	2021	2020	$ change	% change

Operating Revenues	$75,825	$68,479	$7,346	10.7%
Cost of Products Sold	56,311	50,614	5,697	11.3
Other Operating Expenses	8,212	7,278	934	12.8
Depreciation and Amortization	3,757	3,746	11	0.3
Operating Income	$7,545	$6,841	$704	10.3%
Operating Revenues increased $7.3 million primarily due to the following:
•At BTD, revenues increased $6.2 million, consisting of $4.4 million in material cost increases passed through to customers and $1.8 million in volume and price increases. The volume increase was driven by stronger sales in the recreational vehicle, agricultural, lawn and garden and construction end markets offset, in part, by a decline in sales primarily in the energy end market. Scrap revenues increased $1.5 million mostly due to increases in scrap metal prices, but also due to increases in scrap volumes from increased sales and production activity. These increases in revenue were, partially offset by lower tooling and other revenues.
•At T.O. Plastics, revenues increased $0.4 million. A $1.0 million increase in horticultural product sales was partially offset by decreases in industrial, life sciences and other product sales totaling $0.6 million.
Cost of Products Sold increased $5.7 million due to the following:
•Cost of products sold at BTD increased $5.9 million as a result of higher material prices and sales-volume-driven increases in material and labor costs.
•Cost of products sold at T.O. Plastics decreased $0.2 million due to lower material costs resulting from a higher mix of product sales utilizing reclaimed material and the reduction in industrial and life sciences product sales, which more than offset increases in material costs on increased horticultural product sales.
Other Operating Expenses increased $0.9 million. Operating expenses at BTD increased $0.5 million mainly due to increases in operating expenses. Operating expenses at T.O. Plastics increased $0.4 million, mainly due to recognition of an expense reduction of $0.6 million related to insurance settlement proceeds received in the first quarter of 2020.

PLASTICS SEGMENT RESULTS
The following table summarizes the results of operations for our Plastics segment for the three months ended March 31, 2021 and 2020:

(in thousands)	2021	2020	$ change	% change

Operating Revenues	$62,186	$46,397	$15,789	34.0%
Cost of Products Sold	45,666	35,270	10,396	29.5
Other Operating Expenses	2,944	2,770	174	6.3
Depreciation and Amortization	990	890	100	11.2
Operating Income	$12,586	$7,467	$5,119	68.6%
Operating Revenues increased $15.8 million due to a 34% increase in the price per pound of PVC pipe sold and a 1.1% increase in pounds of PVC pipe sold. The price increase was driven, in part, by PVC resin supply constraints due to resin production plant shutdowns and feedstock shortages related to abnormally low temperatures and snowstorms in the Gulf Coast region of the United States in February 2021 and significant global demand for PVC resin and limited pipe inventory across the country. Cost of products sold increased $10.4 million primarily due to increased PVC resin and other material cost increases.
Cost of Products Sold increased $10.4 million primarily due to increased PVC resin and other material cost increases.
Other Operating Expenses increased $0.2 million as a result of increased incentive benefits directly related to increased profitability.
CORPORATE COSTS
The following table summarizes Corporate results of operations for the three months ended March 31, 2021 and 2020:

(in thousands)	2021	2020	$ change	% change

Other Operating Expenses	$2,537	$1,852	$685	37.0%
Depreciation and Amortization	71	87	(16)	(18.4)
Operating Loss	$2,608	$1,939	$669	34.5%
Other Operating Expenses increased $0.7 million mainly as a result of increased stock incentive compensation expenses related to improved performance of the Company's stock quarter over quarter and in its projected returns on equity.

REGULATORY RATE MATTERS
The following provides a summary of general rate case filings and rate rider filings that have or are expected to have a material impact on our operating results, financial position or cash flows.
GENERAL RATES
Minnesota Rate Case: On November 2, 2020, OTP filed a request with the MPUC for an increase in revenue recoverable under general rates in Minnesota. In its filing, OTP requested a net increase in annual revenue of approximately $14.5 million, or 6.77%, based on an allowed rate of return on rate base of 7.59% and an allowed rate of return on equity of 10.20% on an equity ratio of 52.5% of total capital. Through this proceeding, OTP has proposed changes to the mechanism of cost recovery, with some costs moving from riders into base rates and fuel, purchased power, and conservation program costs moving out of base rates and into riders. The filing also included a revenue decoupling mechanism proposal. Such mechanisms are designed to separate a utility's revenue from changes in energy sales. The decoupling mechanism uses a tracker balance in which authorized customer margins are subject to a true-up mechanism to maintain or cap a given level of revenues.
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
In a filing submitted to the MPUC on April 30, 2021, OTP lowered its requested net annual revenue increase from its initial request of $14.5 million to $8.2 million, primarily due to a reduction in operating costs from amounts included in its November 2020 filing. The cost reductions include, among other items, lower depreciation expense on our wind generation assets due to the extension of depreciable lives from 25 to 35 years and a reduction in postretirement benefit costs.
RATE RIDERS
The following table includes a summary of pending and recently concluded rate rider proceedings:

Recovery			Filing	Amount	Effective
Mechanism	Jurisdiction	Status	Date	(in millions)	Date	Notes

RRR - 2019	MN	Approved	06/21/19	$12.5	01/01/20	Includes return on Merricourt construction costs.
TCR - 2018	MN	Approved	05/07/20	10.3	01/21/20	See below for additional details.
TCR - 2020	ND	Approved	08/31/20	5.6	01/21/20	Includes recovery of new transmission assets.
RRR - 2020	ND	Approved	03/18/20	5.8	04/01/20	Includes return on Merricourt construction costs.
GCR - 2020	ND	Approved	06/10/20	6.2	07/01/20	Includes return on Astoria Station construction costs.
TCR - 2021	ND	Approved	11/18/20	5.6	01/01/21	Includes recovery of eight new transmission projects.
TCR - 2020	SD	Approved	01/29/20	2.3	03/02/20	Annual update to transmission cost recovery rider.
PIR - 2020	SD	Approved	05/31/20	1.6	09/01/20	Includes return on Merricourt and Astoria Station construction costs.
TCR - 2021	SD	Approved	02/19/21	2.2	03/01/21	Includes recovery of two new transmission projects.
RRR - 2021	ND	Approved	03/07/21	11.8	04/01/21	Includes return on Merricourt construction costs.
GCG - 2021	ND	Requested	03/01/21	5.2	—	Includes recovery of Astoria Station, net of anticipated savings associated with the retirement of Hoot Lake Plant.

Minnesota TCR. On May 1, 2017, the MPUC ordered OTP to include in the TCR rider retail rate base the Minnesota jurisdictional share of OTP's investments in certain transmission assets and all revenues received from other utilities under MISO's tariffed rates as a credit in its TCR revenue requirement calculations. The order had the effect of diverting interstate wholesale revenues that have been approved by the FERC to offset the FERC-approved expenses, effectively reducing OTP's recovery of FERC-approved expense levels.
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
On October 22, 2020, the MPUC approved OTP's request for a Minnesota TCR rider update with the exclusion of these transmission projects. In addition, the MPUC approved the inclusion of three new projects previously requested in the Minnesota TCR rider eligibility petition. Updated rates went into effect in January 2021. With this decision, one-half of the projected TCR rider tracker balance at December 2020 of $13.4 million will be included in the 2021 TCR rider annual revenue requirement, with the remainder included in the next annual update. The annual updates provide for recovery of approximately $2.6 million in MISO revenues credits to Minnesota customers through the TCR rider prior to September 30, 2020. As a result, OTP recognized additional rider revenue of $2.6 million during the third quarter of 2020.

LIQUIDITY
LIQUIDITY OVERVIEW
We believe our financial condition is strong and our cash, other liquid assets, operating cash flows, existing lines of credit, access to capital markets, and borrowing ability because of investment-grade credit ratings, when taken together, provide us ample liquidity to conduct business operations and fund our capital expenditure plans. Our liquidity, including our operating cash flows and access to capital markets, can be impacted by macroeconomic factors outside of our control, such as those which may be caused by COVID-19. In addition, our liquidity could be impacted by non-compliance with covenants under our various debt instruments. As of March 31, 2021, we were in compliance with all debt covenants (see the Financial Covenants section under Capital Resources below).
We continue to have sufficient liquidity under our credit facilities to support our business based on the current economic environment. We are closely monitoring our liquidity and capital market conditions given the uncertainty surrounding the impact of COVID-19, which could have an adverse effect on the availability and terms of future debt and equity financing.
The following table presents the status of our lines of credit as of March 31, 2021 and December 31, 2020:

		2021			2020
(in thousands)	Line Limit	Amount Outstanding	Letters of Credit	Amount Available	Amount Available

Otter Tail Corporation Credit Agreement	$170,000	$78,206	$—	$91,794	$104,834
OTP Credit Agreement	170,000	56,645	12,671	100,684	140,068
Total	$340,000	$134,851	$12,671	$192,478	$244,902
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
CASH FLOWS
The following is a discussion of our cash flows for the three months ended March 31, 2021 and 2020:

(in thousands)	2021	2020

Net Cash Provided by Operating Activities	$15,270	$21,777

Net Cash Provided by Operating Activities decreased $6.5 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. An increase in net income in 2021 was more than offset by an increase in working capital requirements, which was primarily the result of increased accounts receivables within our Manufacturing and Plastics segments due to strong sales volumes and increased sales prices during the three months ended March 31, 2021. We made a discretionary contribution to our pension plan of $10.0 million during the three months ended March 31, 2021 compared to a contribution of $11.2 million in 2020. We do not anticipate making any further discretionary contributions to the pension plan in 2021.

(in thousands)	2021	2020

Net Cash Used in Investing Activities	$49,020	$75,059

Net Cash Used in Investing Activities decreased $26.0 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The decrease is primarily the result of lower capital investment within our Electric segment as capital spending on our large generation assets, Merricourt and Astoria Station, were largely completed in the fourth quarter of 2020.

(in thousands)	2021	2020

Net Cash Provided by Financing Activities	$33,799	$39,967

Net Cash Provided by Financing Activities decreased $6.2 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily as a result of a decrease in financing needs given the lower level of capital spending in our Electric segment in 2021. Financing activities in the three months ended March 31, 2021 included a net borrowing increase of $53.9 million under our line of credit facilities and a dividend payment of $16.2 million ($0.39 per share).
Financing activities in the three months ended March 31, 2020 included proceeds of $35.0 million from the issuance of long-term debt, a net borrowing increase of $13.9 million under our line of credit facilities and $6.2 million in proceeds raised from the issuance of common stock, net of issuance costs. We paid a dividend of $14.9 million ($0.37 per share) in the three months ended March 31, 2020.

CAPITAL REQUIREMENTS
CAPITAL EXPENDITURES
We have a capital expenditure program for expanding, upgrading and improving our plants and operating equipment. Typical uses of cash for capital expenditures are investments in electric generation facilities and environmental upgrades, transmission and distribution lines, manufacturing facilities and upgrades, equipment used in the manufacturing process, and computer hardware and information systems. Our capital expenditure program is subject to review and is revised in light of changes in demands for energy, technology, environmental laws, regulatory changes, business expansion opportunities, the costs of labor, materials and equipment and our financial condition. Refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of our Form 10-K for the year ended December 31, 2020 for our capital expenditure plan for the five year period from 2021 through 2025.
CONTRACTUAL OBLIGATIONS
Our contractual obligations primarily include principal and interest payments due under our outstanding debt obligations, commitments to acquire coal, energy and capacity commitments, payments to meet our postretirement benefit obligations, and payment obligations under land easement and leasing arrangements. Our contractual obligations as of December 31, 2020 are included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of our Form 10-K for the year ended December 31, 2020. There were no material in our contractual obligations outside of the ordinary course of our business during the three months ended March 31, 2021.
COMMON STOCK DIVIDENDS
We paid dividends to our common stockholders totaling $16.2 million, or $0.39 per share, in the first three months of 2021. The determination of the amount of future cash dividends to be paid will depend on, among other things, our financial condition, improvement in earnings per share, cash flows from operations, the level of our capital expenditures and our future business prospects. As a result of certain statutory limitations or regulatory or financing agreements, restrictions could occur on the amount of distributions allowed to be made by our subsidiaries. See Note 10 to our consolidated financial statements included in this report on Form 10-Q for additional information. The decision to declare a dividend is reviewed quarterly by our Board of Directors.

CAPITAL RESOURCES
Financial flexibility is provided by operating cash flows, unused lines of credit, and access to capital markets, which is aided by strong financial coverages and investment grade credit ratings. Equity or debt financing will be required in the period 2021 through 2025 to support our capital investments, primarily within our Electric segment to fund construction of new rate base and transmission investments. In addition, we may issue equity or debt financing to opportunistically reduce borrowings under our lines of credit, to satisfy or early retire our outstanding long-term debt, or to finance potential acquisition opportunities or for other corporate purposes.
REGISTRATION STATEMENTS
On May 3, 2021 we filed two registration statements with the SEC. The first statement, a shelf registration, allows us to offer for sale, from time to time, either separately or together in any combination, equity, debt or other securities described in the registration statement. The second registration statement allows for the issuance of up to 1,500,000 common shares under our Automatic Dividend Reinvestment and Share Purchase Plan, which provides our common shareholders, retail customers of OTP and other interested investors a method of purchasing our common shares by reinvesting their dividends and/or making optional cash investments. Share purchased under the plan may be new issue common shares or common shares purchased on the open market. Both registration statements expire in May 2024.
SHORT-TERM DEBT
Otter Tail Corporation and Otter Tail Power Company are each party to a credit agreement (the OTC Credit Agreement and OTP Credit Agreement, respectively) which provide for unsecured revolving lines of credit. The following is a summary of key provisions and borrowing information as of and for the three months ended March 31, 2021:

(in thousands, except interest rates)	OTC Credit Agreement	OTP Credit Agreement

Borrowing Limit	$170,000	$170,000
Borrowing Limit if Accordion Exercised[1]	290,000	250,000
Amount Restricted Due to Outstanding Letters of Credit as of March 31, 2021	—	12,671
Amount Outstanding as of March 31, 2021	78,206	56,645
Average Amount Outstanding During the Three Months Ended March 31, 2021	68,737	38,007
Maximum Amount Outstanding During the Three Months Ended March 31, 2021	79,718	69,674
Interest Rate as of March 31, 2021	1.6%	1.4%
Maturity Date	October 31, 2024	October 31, 2024

[1]Each facility includes an accordion featuring allowing the borrower to increase the borrowing limit if certain terms and conditions are met.

LONG-TERM DEBT
At March 31, 2021, we had $767.0 million of principal outstanding under long-term debt arrangements. These instruments generally provide for unsecured borrowings at fixed rates of interest with maturities ranging from 2021 to 2050. Note 6 to our consolidated financial statements included in this report on Form 10-Q includes additional information regarding these instruments. One OTP debt instrument with a principal balance of $140.0 million matures in December 2021. We anticipate issuing long-term debt in 2021 with the proceeds used to satisfy this maturing instrument.
Financial Covenants
Certain of our short- and long-debt agreements require Otter Tail Corporation and OTP to maintain certain financial covenants. As of March 31, 2021, we were in compliance with these financial covenants as further described below:
Otter Tail Corporation under its financial covenants, may not permit its ratio of Interest-Bearing Debt to Total Capitalization to exceed 0.60 to 1.00, may not permit its Interest and Dividend Coverage Ratio to be less than 1.50 to 1.00, and may not permit its Priority Indebtedness to exceed 10% of our Total Capitalization. As of March 31, 2021, our Interest-Bearing Debt to Total Capitalization was 0.50 to 1.00, our Interest and Dividend Coverage Ratio was 4.62 to 1.00 and we had no Priority Indebtedness outstanding.
OTP under its financial covenants, may not permit its ratio of Debt to Total Capitalization to exceed 0.60 to 1.00, may not permit its Interest and Dividend Coverage Ratio to be less than 1.50 to 1.00, and may not permit its Priority Debt to exceed 20% of its Total Capitalization. As of March 31, 2021, OTP's Interest-Bearing Debt to Total Capitalization was 0.47 to 1.00, its Interest and Dividend Coverage Ratio was 3.55 to 1.00 and it had no Priority Indebtedness outstanding.
None of our debt agreements include any provisions that would trigger an acceleration of the related debt as a result of changes in the credit rating levels assigned to the related obligor by rating agencies.

OFF-BALANCE-SHEET ARRANGEMENTS
As of March 31, 2021 we have outstanding letters of credit totaling $16.4 million, a portion of which reduces our borrowing capacity under our lines of credit. No outstanding letters of credit are reflected in outstanding short-term debt on our consolidated balance sheets. We do not have any other off-balance-sheet arrangements or any relationships with unconsolidated entities or financial partnerships. These entities are often referred to as structured finance special purpose entities or variable interest entities, which are established for the purpose of facilitating off-balance-sheet arrangements or for other contractually narrow or limited purposes. We are not exposed to any financing, liquidity, market or credit risk that could arise if we had such relationships.

CRITICAL ACCOUNTING POLICIES INVOLVING SIGNIFICANT ESTIMATES
The discussion and analysis of our results of operations are based on financial statements prepared in accordance with accounting principles generally accepted in the United States of America. Certain of our accounting policies require management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities in the preparation of our consolidated financial statements. We have disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 the critical accounting policies that affect our most significant estimates and assumptions used in preparing our consolidated financial statements. There have been no material changes to our critical accounting policies and estimates from those disclosed in this Form 10-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk from those disclosed in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosures Controls and Procedures. Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) as of March 31, 2021, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2021.
Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are the subject of various legal and regulatory proceedings in the ordinary course of our business. Such matters are subject to many uncertainties and to outcomes that are not predictable with assurance. We record a liability in our consolidated financial statements for costs related to claims, including future legal costs, settlements and judgments, where we have assessed that a loss is probable, and an amount can be reasonably estimated. Material proceedings are described under Note 9, Commitments and Contingencies, to the consolidated financial statements.

ITEM 1A.	RISK FACTORS
There have been no material changes from the risk factors disclosed in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We do not have a publicly announced stock repurchase program. The following tables presents common shares of the Company that were surrendered to us by employees to pay taxes in connection with shares issued for incentive awards in February 2021 under our 2014 Stock Incentive Plan:

Calendar Month	Total Number of Shares Purchased	Average Price Paid per Share

January 2021	—	$—
February 2021	35,701	42.21
March 2021	—	—
Total	35,701	$42.21

ITEM 6.	EXHIBITS
The following Exhibits are filed as part of, or incorporated by reference into, this report.

No.	Description
31.1	—Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	—Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH	—Inline XBRL Taxonomy Extension Schema Document.
101.CAL	—Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	—Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	—Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	—Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	—Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OTTER TAIL CORPORATION

By:	/s/ Kevin G. Moug
Kevin G. Moug Chief Financial Officer and Senior Vice President (duly authorized officer and principal financial officer)

Dated: May 7, 2021