Form 10-Q
period 2021-06-30
Otter Tail Corp
filed 2021-08-06
CIK 1466593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2021 or
☐    Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
41,539,334 Common Shares ($5 par value) as of July 30, 2021.

DEFINITIONS
The following abbreviations or acronyms are used in the text.

AFUDC	Allowance for Funds Used During Construction	MPUC	Minnesota Public Utilities Commission
ARP	Alternative Revenue Program	NDPSC	North Dakota Public Service Commission
BTD	BTD Manufacturing, Inc.	Northern Pipe	Northern Pipe Products, Inc.
CIP	Conservation Improvement Program	OTC	Otter Tail Corporation
ECR	Environmental Cost Recovery Rider	OTP	Otter Tail Power Company
EEP	Energy Efficiency Plan	PACE	Partnership in Assisting Community Expansion
EPA	Environmental Protection Agency	PIR	Phase-In Rider
ESSRP	Executive Survivor and Supplemental Retirement Plan	PTCs	Production tax credits
EUIC	Electric Utility Infrastructure Cost Recovery Rider	PVC	Polyvinyl chloride
FCA	Fuel Clause Adjustment	RHR	Regional Haze Rule
FERC	Federal Energy Regulatory Commission	ROE	Return on equity
GCR	Generation Cost Recovery Rider	RRR	Renewable Resource Rider
ISO	Independent System Operator	SDPUC	South Dakota Public Utilities Commission
kW	kiloWatt	SEC	Securities and Exchange Commission
kwh	kilowatt-hour	T.O. Plastics	T.O. Plastics, Inc.
Merricourt	Merricourt Wind Energy Center	TCR	Transmission Cost Recovery Rider
MISO	Midcontinent Independent System Operator, Inc.	Vinyltech	Vinyltech Corporation

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
PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

OTTER TAIL CORPORATION
CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share data)	June 30, 2021	December 31, 2020

Assets
Current Assets
Cash and Cash Equivalents	$1,480	$1,163
Receivables, net of allowance for credit losses	163,424	113,959
Inventories	103,024	92,165
Regulatory Assets	23,250	21,900
Other Current Assets	13,723	5,645
Total Current Assets	304,901	234,832
Noncurrent Assets
Investments	55,809	51,856
Property, Plant and Equipment, net of accumulated depreciation	2,073,009	2,049,273
Regulatory Assets	160,018	168,395
Intangible Assets, net of accumulated amortization	9,594	10,144
Goodwill	37,572	37,572
Other Noncurrent Assets	30,684	26,282
Total Noncurrent Assets	2,366,686	2,343,522
Total Assets	$2,671,587	$2,578,354

Liabilities and Shareholders' Equity
Current Liabilities
Short-Term Debt	$127,957	$80,997
Current Maturities of Long-Term Debt	139,963	140,087
Accounts Payable	131,214	130,805
Accrued Salaries and Wages	23,775	26,908
Accrued Taxes	14,531	18,831
Regulatory Liabilities	17,301	16,663
Other Current Liabilities	28,743	22,495
Total Current Liabilities	483,484	436,786
Noncurrent Liabilities and Deferred Credits
Pensions Benefit Liability	102,331	114,055
Other Postretirement Benefits Liability	67,538	67,359
Regulatory Liabilities	231,766	233,973
Deferred Income Taxes	167,612	153,376
Deferred Tax Credits	17,033	17,405
Other Noncurrent Liabilities	62,160	60,002
Total Noncurrent Liabilities and Deferred Credits	648,440	646,170
Commitments and Contingencies (Note 9)
Capitalization
Long-Term Debt, net of current maturities	624,540	624,432
Shareholders' Equity
Common Shares: 50,000,000 shares authorized of $5 par value; 41,538,709 and 41,469,879 outstanding at June 30, 2021 and December 31, 2020	207,694	207,349
Additional Paid-In Capital	417,870	414,246
Retained Earnings	297,850	257,878
Accumulated Other Comprehensive Loss	(8,291)	(8,507)
Total Shareholders' Equity	915,123	870,966
Total Capitalization	1,539,663	1,495,398
Total Liabilities and Shareholders' Equity	$2,671,587	$2,578,354
See accompanying notes to consolidated financial statements.

OTTER TAIL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per-share amounts)	2021	2020	2021	2020

Operating Revenues
Electric	$106,155	$98,130	$229,855	$218,000
Product Sales	179,453	94,626	317,463	209,503
Total Operating Revenues	285,608	192,756	547,318	427,503
Operating Expenses
Electric Production Fuel	12,164	8,788	26,878	22,523
Electric Purchased Power	11,135	13,682	30,395	32,512
Electric Operating and Maintenance Expenses	36,729	33,179	78,150	73,794
Cost of Products Sold (excluding depreciation)	122,578	73,832	224,555	159,711
Other Nonelectric Expenses	15,669	10,762	29,362	22,662
Depreciation and Amortization	23,169	20,436	45,295	40,835
Electric Property Taxes	4,342	4,168	8,662	8,268
Total Operating Expenses	225,786	164,847	443,297	360,305
Operating Income	59,822	27,909	104,021	67,198
Other Income and Expense
Interest Charges	9,555	8,662	18,953	16,785
Nonservice Cost Components of Postretirement Benefits	624	868	1,006	1,739
Other Income (Expense), net	734	2,410	1,892	2,021
Income Before Income Taxes	50,377	20,789	85,954	50,695
Income Tax Expense	8,308	3,808	13,556	9,446
Net Income	$42,069	$16,981	$72,398	$41,249

Weighted-Average Common Shares Outstanding:
Basic	41,500	40,513	41,478	40,365
Diluted	41,818	40,677	41,759	40,561
Earnings Per Share:
Basic	$1.01	$0.42	$1.75	$1.02
Diluted	$1.01	$0.42	$1.73	$1.02
See accompanying notes to consolidated financial statements.

OTTER TAIL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020

Net Income	$42,069	$16,981	$72,398	$41,249
Other Comprehensive Income (Loss):
Unrealized Gain (Loss) on Available-for-Sale Securities:
Reversal of Previously Recognized Losses (Gains) Realized on Sale of Investments and Included in Other Income (Expense)	(38)	32	(43)	34
Unrealized Gains (Losses)	(11)	92	(52)	218
Income Tax (Expense) Benefit	10	(26)	20	(53)
Available-for-Sale Securities, net of tax	(39)	98	(75)	199
Pension and Postretirement Benefit Plans:
Amortization of Unrecognized Postretirement Benefit Losses and Costs	190	137	394	275
Income Tax Expense	(50)	(36)	(103)	(72)
Pension and Postretirement Benefit Plan, net of tax	140	101	291	203
Total Other Comprehensive Income	101	199	216	402
Total Comprehensive Income	$42,170	$17,180	$72,614	$41,651
See accompanying notes to consolidated financial statements.

OTTER TAIL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)

(in thousands, except common shares outstanding)	Common Shares Outstanding	Par Value, Common Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)[1]	Total Shareholders' Equity

Balance, March 31, 2021	41,510,455	$207,552	$416,707	$271,999	$(8,392)	$887,866
Common Stock Issuances, Net of Expenses	28,254	142	(164)	—	—	(22)
Net Income	—	—	—	42,069	—	42,069
Other Comprehensive Income	—	—	—	—	101	101
Stock Compensation Expense	—	—	1,327	—	—	1,327
Common Dividends ($0.39 per share)	—	—	—	(16,218)	—	(16,218)
Balance, June 30, 2021	41,538,709	$207,694	$417,870	$297,850	$(8,291)	$915,123

Balance, March 31, 2020	40,376,448	$201,882	$372,669	$231,702	$(6,234)	$800,019
Common Stock Issuances, Net of Expenses	472,380	2,362	16,235	—	—	18,597
Net Income	—	—	—	16,981	—	16,981
Other Comprehensive Income	—	—	—	—	199	199
Stock Compensation Expense	—	—	1,237	—	—	1,237
Common Dividends ($0.37 per share)	—	—	—	(14,978)	—	(14,978)
Balance, June 30, 2020	40,848,828	$204,244	$390,141	$233,705	$(6,035)	$822,055

Balance, December 31, 2020	41,469,879	$207,349	$414,246	$257,878	$(8,507)	$870,966
Common Stock Issuances, Net of Expenses	104,531	524	(572)	—	—	(48)
Common Stock Retirements and Forfeitures	(35,701)	(179)	(1,328)	—	—	(1,507)
Net Income	—	—	—	72,398	—	72,398
Other Comprehensive Income	—	—	—	—	216	216
Stock Compensation Expense	—	—	5,524	—	—	5,524
Common Dividends ($0.78 per share)	—	—	—	(32,426)	—	(32,426)
Balance, June 30, 2021	41,538,709	$207,694	$417,870	$297,850	$(8,291)	$915,123

Balance, December 31, 2019	40,157,591	$200,788	$364,790	$222,341	$(6,437)	$781,482
Common Stock Issuances, Net of Expenses	729,454	3,647	23,222	—	—	26,869
Common Stock Retirements and Forfeitures	(38,217)	(191)	(1,878)	—	—	(2,069)
Net Income	—	—	—	41,249	—	41,249
Other Comprehensive Income	—	—	—	—	402	402
Stock Compensation Expense	—	—	4,007	—	—	4,007
Common Dividends ($0.74 per share)	—	—	—	(29,885)	—	(29,885)
Balance, June 30, 2020	40,848,828	$204,244	$390,141	$233,705	$(6,035)	$822,055

[1]Accumulated Other Comprehensive Income (Loss) as of June 30, 2021 and December 31, 2020 is comprised of the following:
(in thousands)	June 30, 2021	December 31, 2020

Unrealized Gain on Available-for-Sale Debt Securities:
Before Tax	$170	$265
Tax Effect	(36)	(56)
Unrealized Gain on Available-for-Sale Debt, net of tax	134	209
Unamortized Actuarial Losses and Prior Service Costs Related to Pension and Postretirement Benefits:
Before Tax	(11,399)	(11,793)
Tax Effect	2,974	3,077
Unamortized Actuarial Losses and Prior Service Costs Related to Pension and Postretirement Benefits, net of tax	(8,425)	(8,716)
Accumulated Other Comprehensive Loss:
Before Tax	(11,229)	(11,528)
Tax Effect	2,938	3,021
Net Accumulated Other Comprehensive Loss	$(8,291)	$(8,507)
See accompanying notes to consolidated financial statements.

OTTER TAIL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended June 30,
(in thousands)	2021	2020

Operating Activities
Net Income	$72,398	$41,249
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	45,295	40,835
Deferred Tax Credits	(372)	(657)
Deferred Income Taxes	11,327	9,472
Change in Deferred Debits and Other Assets	5,749	5,565
Discretionary Contribution to Pension Plan	(10,000)	(11,200)
Change in Noncurrent Liabilities and Deferred Credits	(3,710)	5,178
Allowance for Equity Funds Used During Construction	(172)	(1,858)
Stock Compensation Expense	5,524	4,007
Other, Net	(3,246)	(147)
Cash (Used for) Provided by Current Assets and Current Liabilities:
Change in Receivables	(49,465)	(3,929)
Change in Inventories	(10,859)	8,097
Change in Other Current Assets	(8,080)	(1,066)
Change in Payables and Other Current Liabilities	12,375	(23,562)
Change in Interest Payable and Income Taxes Receivable/Payable	1,810	1,917
Net Cash Provided by Operating Activities	68,574	73,901
Investing Activities
Capital Expenditures	(76,891)	(119,830)
Proceeds from Disposal of Noncurrent Assets	4,562	3,953
Cash Used for Investments and Other Assets	(4,074)	(5,128)
Net Cash Used in Investing Activities	(76,403)	(121,005)
Financing Activities
Change in Checks Written in Excess of Cash	(4,586)	550
Net Short-Term Borrowings	46,960	35,239
Proceeds from Issuance of Common Stock	—	27,225
Common Stock Issuance Expenses	(67)	(374)
Payments for Shares Withheld for Employee Tax Obligations	(1,507)	(2,069)
Proceeds from Issuance of Long-Term Debt	—	35,000
Debt Issuance Expenses	(59)	(179)
Payments for Retirement of Long-Term Debt	(169)	(90)
Dividends Paid	(32,426)	(29,885)
Net Cash Provided by Financing Activities	8,146	65,417
Net Change in Cash and Cash Equivalents	317	18,313
Cash and Cash Equivalents at Beginning of Period	1,163	21,199
Cash and Cash Equivalents at End of Period	$1,480	$39,512

Supplemental Disclosure of Noncash Investing Activities
Transactions Related to Capital Additions Not Settled in Cash	$9,875	$61,925
See accompanying notes to consolidated financial statements

OTTER TAIL CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
Basis of Presentation
The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the SEC for interim reporting. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles. In the opinion of management, we have included all adjustments, including normal recurring accruals, necessary for a fair presentation of the consolidated financial statements for the periods presented. The consolidated financial statements and condensed notes thereto should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
Because of the coronavirus (COVID-19) pandemic, the seasonality of our businesses and other factors, the earnings for the three and six months ended June 30, 2021 should not be taken as an indication of earnings for all or any part of the balance of the current year or as an indication of earnings for future years.
Use of Estimates
We use estimates based on the best information available in recording transactions and balances resulting from business operations. As better information becomes available, or actual amounts are known, the recorded estimates are revised. Consequently, operating results can be affected by revisions to prior accounting estimates.
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
Information for each segment and our unallocated corporate costs for the three and six months ended June 30, 2021 and 2020 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020

Operating Revenue[1]
Electric	$106,155	$98,130	$229,855	$218,000
Manufacturing	84,284	45,947	160,107	114,427
Plastics	95,169	48,679	157,356	95,076
Total	$285,608	$192,756	$547,318	$427,503
Net Income (Loss)
Electric	$15,433	$13,306	$33,019	$29,488
Manufacturing	5,705	238	11,089	5,165
Plastics	22,544	5,130	31,692	10,579
Corporate	(1,613)	(1,693)	(3,402)	(3,983)
Total	$42,069	$16,981	$72,398	$41,249

[1]Amounts reflect operating revenues to external customers. Intersegment operating revenues are not material for any period presented.

The following provides the identifiable assets by segment and corporate assets as of June 30, 2021 and December 31, 2020:

(in thousands)	June 30, 2021	December 31, 2020

Identifiable Assets
Electric	$2,259,896	$2,233,399
Manufacturing	220,896	191,005
Plastics	136,604	99,767
Corporate	54,191	54,183
Total	$2,671,587	$2,578,354
3. Revenue
We present our operating revenues to external customers, in total and by amounts arising from contracts with customers and alternative revenue program (ARP) arrangements, disaggregated by revenue source and segment for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020

Operating Revenues
Electric Segment
Retail: Residential	$28,709	$27,862	$66,176	$63,705
Retail: Commercial and Industrial	58,390	55,914	124,811	124,853
Retail: Other	1,888	1,777	3,706	3,598
Total Retail	88,987	85,553	194,693	192,156
Transmission	11,840	9,673	23,785	20,514
Wholesale	3,260	765	7,767	1,641
Other	2,068	2,139	3,610	3,689
Total Electric Segment	106,155	98,130	229,855	218,000
Manufacturing Segment
Metal Parts and Tooling	71,013	37,266	133,686	94,478
Plastic Products and Tooling	10,131	7,840	20,426	17,723
Scrap Metal Sales	3,140	841	5,995	2,226
Total Manufacturing Segment	84,284	45,947	160,107	114,427
Plastics Segment
PVC Pipe	95,169	48,679	157,356	95,076
Total Operating Revenue	285,608	192,756	547,318	427,503
Less: Noncontract Revenues Included Above
Electric Segment - ARP Revenues	(1,782)	209	(2,757)	122
Total Operating Revenues from Contracts with Customers	$287,390	$192,547	$550,075	$427,381
4. Select Balance Sheet Information
Receivables and Allowance for Credit Losses
Receivables as of June 30, 2021 and December 31, 2020 are as follows:

(in thousands)	June 30, 2021	December 31, 2020

Receivables
Trade	$135,744	$87,048
Other	12,252	8,939
Unbilled Receivables	18,154	21,187
Total Receivables	166,150	117,174
Less: Allowance for Credit Losses	2,726	3,215
Receivables, net of allowance for credit losses	$163,424	$113,959

The following is a summary of activity in the allowance for credit losses for the six months ended June 30, 2021 and 2020:

(in thousands)	2021	2020

Beginning Balance, January 1	$3,215	$1,339
Additions Charged to Expense	284	1,371
Reductions for Amounts Written-Off, Net of Recoveries	(773)	(655)
Ending Balance, June 30	$2,726	$2,055
Inventories
Inventories consist of the following as of June 30, 2021 and December 31, 2020:

(in thousands)	June 30, 2021	December 31, 2020

Finished Goods	$21,272	$22,046
Work in Process	24,140	16,210
Raw Material, Fuel and Supplies	57,612	53,909
Total Inventories	$103,024	$92,165
Investments
The following is a summary of our investments as of June 30, 2021 and December 31, 2020:

(in thousands)	June 30, 2021	December 31, 2020

Corporate-Owned Life Insurance Policies	$39,492	$36,825
Debt Securities	9,227	9,260
Money Market Funds	1,861	4,075
Mutual Funds	5,201	1,662
Other Investments	28	34
Total Investments	$55,809	$51,856
The amount of unrealized gains and losses on debt securities as of June 30, 2021 and December 31, 2020 are not material and no unrealized losses were deemed to be other-than-temporary. In addition, the amount of unrealized gains and losses on marketable equity securities still held as of June 30, 2021 and December 31, 2020 are not material.
Property, Plant and Equipment
Major classes of property, plant and equipment as of June 30, 2021 and December 31, 2020 include:

(in thousands)	June 30, 2021	December 31, 2020

Electric Plant in Service
Electric Plant in Service	$2,699,352	$2,531,352
Construction Work in Progress	87,676	203,078
Total Gross Electric Plant	2,787,028	2,734,430
Less Accumulated Depreciation and Amortization	811,134	778,988
Net Electric Plant	1,975,894	1,955,442
Nonelectric Property, Plant and Equipment
Nonelectric Property, Plant and Equipment in Service	261,065	258,730
Construction Work in Progress	12,936	9,290
Total Gross Nonelectric Property, Plant and Equipment	274,001	268,020
Less Accumulated Depreciation and Amortization	176,886	174,189
Net Nonelectric Property, Plant and Equipment	97,115	93,831
Net Property, Plant and Equipment	$2,073,009	$2,049,273

5. Regulatory Matters
Regulatory Assets and Liabilities
The following presents our current and long-term regulatory assets and liabilities as of June 30, 2021 and December 31, 2020 and the period we expect to recover or refund such amounts:

	Period of	June 30, 2021		December 31, 2020
(in thousands)	Recovery/Refund	Current	Long-Term	Current	Long Term

Regulatory Assets
Pension and Other Postretirement Benefit Plans[1]	Various	$11,037	$141,668	$11,037	$146,071
Alternative Revenue Program Riders[2]	Up to 3 years	6,505	8,982	8,871	9,373
Asset Retirement Obligations[1]	Asset lives	—	6,696	—	8,462
ISO Cost Recovery Trackers[1]	Up to 2 years	539	724	1,079	867
Unrecovered Project Costs[1]	Up to 3 years	4,114	1,492	361	2,989
Deferred Rate Case Expenses[1]	Various	888	110	360	230
Debt Reacquisition Premiums[1]	Up to 12 years	167	263	192	341
Other[1]	Various	—	83	—	62
Total Regulatory Assets		$23,250	$160,018	$21,900	$168,395
Regulatory Liabilities
Deferred Income Taxes	Asset lives	$—	$131,893	$—	$134,719
Plant Removal Obligations	Asset lives	5,556	96,164	—	98,707
Fuel Clause Adjustments	Up to 1 year	6,531	—	10,947	—
Alternative Revenue Program Riders	Various	3,094	1,761	3,581	470
Pension and Other Postretirement Benefit Plans	Up to 1 year	1,959	—	1,959	—
Other	Various	161	1,948	176	77
Total Regulatory Liabilities		$17,301	$231,766	$16,663	$233,973

[1]Costs subject to recovery without a rate of return.
[2]Amount eligible for recovery includes an incentive or rate of return.
6. Short-Term and Long-Term Borrowings
The following is a summary of our outstanding short and long-term borrowings by borrower, Otter Tail Corporation (OTC) or Otter Tail Power Company (OTP), as of June 30, 2021 and December 31, 2020:
Short-Term Debt
The following is a summary of our lines of credit as of June 30, 2021 and December 31, 2020:

		June 30, 2021			December 31, 2020
(in thousands)	Line Limit	Amount Outstanding	Letters of Credit	Amount Available	Amount Available

OTC Credit Agreement	$170,000	$59,245	$—	$110,755	$104,834
OTP Credit Agreement	170,000	68,712	12,671	88,617	140,068
Total	$340,000	$127,957	$12,671	$199,372	$244,902
Both credit agreements are in place until October 31, 2024.

Long-Term Debt
The following is a summary of outstanding long-term debt by borrower as of June 30, 2021 and December 31, 2020:

				(in thousands)
Entity	Debt Instrument	Rate	Maturity	June 30, 2021	December 31, 2020

OTC	Guaranteed Senior Notes	3.55%	12/15/26	$80,000	$80,000
OTP	Series 2011A Senior Unsecured Notes	4.63%	12/01/21	140,000	140,000
OTP	Series 2007B Senior Unsecured Notes	6.15%	08/20/22	30,000	30,000
OTP	Series 2007C Senior Unsecured Notes	6.37%	08/02/27	42,000	42,000
OTP	Series 2013A Senior Unsecured Notes	4.68%	02/27/29	60,000	60,000
OTP	Series 2019A Senior Unsecured Notes	3.07%	10/10/29	10,000	10,000
OTP	Series 2020A Senior Unsecured Notes	3.22%	02/25/30	10,000	10,000
OTP	Series 2020B Senior Unsecured Notes	3.22%	08/20/30	40,000	40,000
OTP	Series 2007D Senior Unsecured Notes	6.47%	08/20/37	50,000	50,000
OTP	Series 2019B Senior Unsecured Notes	3.52%	10/10/39	26,000	26,000
OTP	Series 2020C Senior Unsecured Notes	3.62%	02/25/40	10,000	10,000
OTP	Series 2013B Senior Unsecured Notes	5.47%	02/27/44	90,000	90,000
OTP	Series 2018A Senior Unsecured Notes	4.07%	02/07/48	100,000	100,000
OTP	Series 2019C Senior Unsecured Notes	3.82%	10/10/49	64,000	64,000
OTP	Series 2020D Senior Unsecured Notes	3.92%	02/25/50	15,000	15,000
OTC	PACE Note	2.54%	03/18/21	—	169
Total				$767,000	$767,169
Less:	Current Maturities Net of Unamortized Debt Issuance Costs			139,963	140,087
	Unamortized Long-Term Debt Issuance Costs			2,497	2,650
Total Long-Term Debt Net of Unamortized Debt Issuance Costs				$624,540	$624,432
On June 10, 2021, OTP entered into a Note Purchase Agreement pursuant to which OTP agreed to issue, in a private placement transaction, $230 million aggregate principal amount of senior unsecured notes consisting of (a) $40 million in aggregate principal amount of its 2.74% Series 2021A Senior Unsecured Notes due November 29, 2031, (b) $100 million in aggregate principal amount of its 3.69% Series 2021B Senior Unsecured Notes due November 29, 2051 and (c) $90 million in aggregate principal amount of its 3.77% Series 2022A Senior Unsecured Notes due May 20, 2052. As of June 30, 2021, there were no amounts outstanding. The funding of the notes will occur in two issuances, $140.0 million in November 2021 and $90.0 million in May 2022. The issuance of the notes is subject to the satisfaction of certain customary conditions to closing.
Financial Covenants
Certain of OTC's and OTP's short-term and long-term debt agreements require the borrower, whether OTC or OTP, to maintain certain financial covenants, including a maximum debt to total capitalization of 0.60 to 1.00, a minimum interest and dividend coverage ratio of 1.50 to 1.00, and a maximum level of priority indebtedness. As of June 30, 2021, OTC and OTP were in compliance with these financial covenants.
7. Pension Plan and Other Postretirement Benefits
Pension Plan
Components of net periodic pension benefit cost for the three and six months ended June 30, 2021 and 2020 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020

Service Cost–Benefit Earned During the Period	$1,865	$1,656	$3,731	$3,311
Interest Cost on Projected Benefit Obligation	2,915	3,263	5,830	6,526
Expected Return on Assets	(5,589)	(5,505)	(11,179)	(11,010)
Amortization of Net Actuarial Loss:
From Regulatory Asset	2,661	2,231	5,321	4,462
From Other Comprehensive Income	68	55	136	110
Net Periodic Pension Cost	$1,920	$1,700	$3,839	$3,399
We had no minimum funding requirement as of December 31, 2020 but made a discretionary plan contribution of $10.0 million in January 2021.

Executive Survivor and Supplemental Retirement Plan (ESSRP)
Components of net periodic pension benefit cost for the three and six months ended June 30, 2021 and 2020 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020

Service Cost–Benefit Earned During the Period	$46	$44	$93	$89
Interest Cost on Projected Benefit Obligation	307	362	614	724
Amortization of Net Actuarial Loss:
From Regulatory Asset	31	24	62	47
From Other Comprehensive Income	125	85	249	171
Net Periodic Pension Cost	$509	$515	$1,018	$1,031
Other Postretirement Benefits
Components of net periodic postretirement benefit cost for the three and six months ended June 30, 2021 and 2020 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020

Service Cost–Benefit Earned During the Period	$431	$462	$861	$924
Interest Cost on Projected Benefit Obligation	473	599	946	1,197
Amortization of Prior Service Cost
From Regulatory Asset	(1,398)	(1,170)	(2,795)	(2,339)
From Other Comprehensive Income	(36)	(29)	(72)	(58)
Amortization of Net Actuarial Loss
From Regulatory Asset	920	1,052	1,840	2,103
From Other Comprehensive Income	24	26	47	52
Net Periodic Postretirement Benefit Cost	$414	$940	$827	$1,879
8. Income Taxes
The reconciliation of the statutory federal income tax rate to our effective tax rate for each of the three and six months ended June 30, 2021 and 2020 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Federal Statutory Rate	21.0%	21.0%	21.0%	21.0%
Increases (Decreases) in Tax from:
State Taxes on Income, Net of Federal Tax	5.0	5.0	5.0	5.0
Production Tax Credits (PTCs)	(6.3)	—	(6.8)	—
Amortization of Excess Deferred Income Taxes	(2.0)	(3.4)	(2.4)	(3.8)
North Dakota Wind Tax Credit Amortization, Net of Federal Tax	(0.3)	(1.2)	(0.3)	(1.0)
Excess Tax Deduction on Stock Awards	—	(0.6)	—	(1.0)
Allowance for Equity Funds Used During Construction	(0.1)	(0.8)	(0.1)	(1.0)
Other, Net	(0.8)	(1.7)	(0.6)	(0.6)
Effective Tax Rate	16.5%	18.3%	15.8%	18.6%
We began generating PTCs from our Merricourt wind farm placed in service in the fourth quarter of 2020. No PTCs were generated during the six months ended June 30, 2020. Income tax benefits arising from PTCs are offset by corresponding operating revenue reductions.
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

Electric Utility Capacity and Energy Requirements and Coal Purchase and Delivery Contracts. OTP has commitments for the purchase of capacity and energy requirements under agreements extending into 2044. OTP also has contracts providing for the purchase and delivery of a significant portion of its current coal requirements, with expiration dates ranging from 2022 through 2040. Certain contracts do not include minimum purchase requirements but do require all coal necessary for the operation of the respective plant to be purchased from the counterparty.
Land Easements. OTP has commitments to make future payments under land easements extending into 2050.
Contingencies
FERC ROE. In November 2013 and February 2015, customers filed complaints with FERC seeking to reduce the ROE component of the transmission rates that MISO transmission owners, including OTP, may collect under the MISO tariff rate. FERC's most recent order, issued on November 19, 2020, adopted a revised ROE methodology and set the base ROE at 10.02% (10.52% with an adder) effective for the fifteen-month period from November 2013 to February 2015 and on a prospective basis beginning in September 2016. The order also dismissed any complaints covering the period from February 2015 to May 2016. The November 2020 opinion is subject to judicial review. We have deferred recognition and recorded a refund liability of $3.5 million as of June 30, 2021. This refund liability reflects our best estimate of required refunds to customers once all regulatory and judicial proceedings are finalized.
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
Westmoreland Coal Company (Westmoreland) Arbitration. In December 2018, insurers for Westmoreland, Westmoreland and its affiliated companies filed an arbitration demand against the co-owners of Coyote Station, including OTP, a 35% co-owner. The claimant insurers are pursuing recovery in the amount of $5.5 million, plus prejudgment interest to recover business interruption insurance proceeds paid to Westmoreland or its affiliates arising from a boiler feed pump explosion in December 2014 at the facility. The explosion and ensuing repairs reduced the amount of coal purchased from a Westmoreland affiliate under an existing coal purchase agreement. The Westmoreland insurers claim the co-owners breached the minimum purchase obligations in the coal purchase agreement. The arbitration was delayed through an effort to seek dispensation of the matter through the courts and through dispositive motions. The arbitration hearing is anticipated to be held in late 2021.
Other Contingencies. We are party to litigation and regulatory matters arising in the normal course of business. We regularly analyze relevant information and, as necessary, estimate and record accrued liabilities for legal, regulatory enforcement and other matters in which a loss is probable of occurring and can be reasonably estimated. We believe the effect on our consolidated operating results, financial position and cash flows, if any, for the disposition of all matters pending as of June 30, 2021, other than those discussed above, will not be material.
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
Dividend Restrictions
Otter Tail Corporation is a holding company with no significant operations of its own. The primary source of funds for payments of dividends to our shareholders is from dividends paid or distributions made by our subsidiaries. As a result of certain statutory limitations or regulatory or financing agreements, restrictions could occur on the amount of distributions allowed to be made by our subsidiaries. Both the OTC Credit Agreement and OTP Credit Agreement contain restrictions on the payment of cash dividends upon a default or event of default, including failure to maintain certain financial covenants. As of June 30, 2021, we were in compliance with these financial covenants.
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

The MPUC indirectly limits the amount of dividends OTP can pay to the Company by requiring an equity-to-total-capitalization ratio between 47.5% and 58.1% based on OTP’s 2020 capital structure petition effective by order of the MPUC on July 15, 2020. As of June 30, 2021, OTP’s equity-to-total-capitalization ratio including short-term debt was 52.1% and its net assets restricted from distribution totaled approximately $682.0 million. Under the 2020 capital structure petition, total capitalization for OTP cannot exceed $1.7 billion.
11. Share-Based Payments
Stock Compensation Expense
Stock-based compensation expense arising from our employee stock purchase plan and share-based compensation plans, recognized within operating expenses in the consolidated statements of income, amounted to $1.3 million and $1.2 million for the three months ended June 30, 2021 and 2020, respectively, and $5.5 million and $4.0 million for the six months ended June 30, 2021 and 2020, respectively.
Stock Awards. We grant restricted stock awards to members of our Board of Directors and restricted stock units to our employees. The awards vest, depending on award type and recipient, either ratably over periods of three and four years or cliff vest after four years. Vesting is accelerated in certain circumstances, including on retirement. Restricted stock awards granted to members of the Board of Directors are issued and outstanding on grant and carry the same voting and dividend rights of unrestricted outstanding common stock. Restricted stock units are not issued or outstanding on grant and do not provide for voting or dividend rights. Certain restricted stock unit award recipients are eligible to receive dividend equivalent payments during the vesting period, subject to forfeiture under the terms of the agreement.
The grant date fair value of each stock award is determined based on the market price of our common stock on the date of grant adjusted to exclude the value of dividends for those awards that do not receive dividend or dividend equivalent payments during the vesting period.
The following is a summary of stock award activity for the six months ended June 30, 2021:

	Shares	Weighted Average Grant-Date Fair Value

Nonvested, January 1, 2021	128,664	$44.30
Granted	57,650	43.10
Vested	(46,371)	43.04
Forfeited	(1,577)	40.77
Nonvested, June 30, 2021	138,366	$44.26
The fair value of vested awards was $2.1 million and $2.8 million during the six months ended June 30, 2021 and 2020.
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
The grant date fair value of stock performance awards granted during the six months ended June 30, 2021 and 2020 was determined using a Monte Carlo fair value simulation model incorporating the following assumptions:

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

The following is a summary of stock performance award activity for the six months ended June 30, 2021 (share amounts reflect awards at target):

	Shares	Weighted Average Grant-Date Fair Value

Nonvested, January 1, 2021	164,600	$42.32
Granted	79,000	38.34
Vested	(54,000)	35.73
Forfeited	—	—
Nonvested, June 30, 2021	189,600	$42.54
The fair value of vested awards was $2.5 million and $3.4 million during the six months ended June 30, 2021 and 2020.
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
The following includes the computation of the denominator for basic and diluted weighted-average shares outstanding for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020

Weighted Average Common Shares Outstanding – Basic	41,500	40,513	41,478	40,365
Effect of Dilutive Securities:
Stock Performance Awards	223	97	183	112
Stock Awards	75	47	80	56
Employee Stock Purchase Plan Shares and Other	20	20	18	28
Dilutive Effect of Potential Common Shares	318	164	281	196
Weighted Average Common Shares Outstanding – Diluted	41,818	40,677	41,759	40,561
The amount of shares excluded from diluted weighted-average common shares outstanding because such shares were anti-dilutive was not material for the three and six months ended June 30, 2021 and 2020.
13. Derivative Instruments
OTP enters into derivative instruments to manage its exposure to future price variability and reduce volatility in prices for our retail customers. These derivative instruments are not designated as qualifying hedging transactions but provide for an economic hedge against future price variability. The instruments are recorded at fair value on the consolidated balance sheets, with changes in fair value recorded in the consolidated statements of income. However, in accordance with rate-making and cost recovery processes, we recognize a regulatory asset or liability to defer losses or gains from derivative activity until settlement of the associated derivative instrument.
As of June 30, 2021, OTP had outstanding pay fixed, receive variable swap agreements with an aggregate notional amount of 356,200 megawatt-hours of electricity, which will be settled periodically through 2022. As of June 30, 2021, the fair value of these contracts was $1.9 million, which is included in other current assets on the consolidated balance sheets.

14. Fair Value Measurements
The following tables present our assets measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 classified by the input method used to measure fair value:

	Level 1	Level 2	Level 3

June 30, 2021
Investments:
Money Market Funds	$1,861	$—	$—
Mutual Funds	5,201	—	—
Corporate Debt Securities	—	2,393	—
Government-Backed and Government-Sponsored Enterprises’ Debt Securities	—	6,835	—
Derivative Instruments	—	1,879	—
Total Assets	$7,062	$11,107	$—
December 31, 2020
Investments:
Money Market Funds	$4,075	$—	$—
Mutual Funds	1,662	—	—
Corporate Debt Securities	—	2,627	—
Government-Backed and Government-Sponsored Enterprises’ Debt Securities	—	6,633	—
Total Assets	$5,737	$9,260	$—
The level 2 fair value measurements for government-backed and government-sponsored enterprises and corporate debt securities are determined on the basis of valuations provided by a third-party pricing service which utilizes industry accepted valuation models and observable market inputs to determine valuation. Some valuations or model inputs used by the pricing service may be based on broker quotes.
The level 2 fair value measurements for derivative instruments are determined by using inputs such as forward electric commodity prices, adjusted for location differences. These inputs are observable in the marketplace throughout the full term of the instrument, can be derived from observable data, or are supported by observable levels at which transactions are executed in the marketplace.
In addition to assets recorded at fair value on a recurring basis, we also hold financial instruments that are not recorded at fair value in the consolidated balance sheets but for which disclosure of the fair value of these financial instruments is provided. The following reflects the carrying value and estimated fair value of these assets and (liabilities) as of June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and Cash Equivalents	$1,480	$1,480	$1,163	$1,163
Short-Term Debt	(127,957)	(127,957)	(80,997)	(80,997)
Long-Term Debt	(764,503)	(875,405)	(764,519)	(858,455)

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
Beginning in March 2020, COVID-19 and the resulting economic conditions negatively impacted operating results of our Manufacturing segment as customer demand declined significantly in the second quarter of 2020. Sales volumes strengthened in the third and fourth quarters of 2020 due to strong recreational vehicle and lawn and garden end-market demand. Our Electric and Plastics segments operating results were also impacted in 2020. Within our Electric segment, we experienced reduced demand from commercial and industrial customers and increased costs for bad debts. In our Plastics segment, we experienced lower sales volumes in the second quarter of 2020 as distributors of our products reduced inventory levels given the uncertainty of the potential impact of COVID-19. Sales volumes recovered and gross profit margins increased in the third and fourth quarters of 2020, and have continued to increase in 2021, due to increased demand and concerns of supply disruptions.
The impact of COVID-19 and the resulting macroeconomic conditions on our business and financial results began to ease in the first quarter of 2021 and continued to do so through the second quarter of 2021. However, uncertainty remains regarding the magnitude and duration of the pandemic and resulting financial effects. Increased infection rates and any future responses to mitigate the spread of the virus could impact our business and our financial results in future periods. We continue to monitor developments involving our workforce, customers, construction contractors, suppliers and vendors and the financial effects on our business. However, due to the unprecedented and evolving nature of this pandemic, we cannot predict the full extent of the impact COVID-19 will have on our operating results, financial condition and liquidity.
RESOURCE MATERIAL AVAILABILITY AND PRICING
Supply shortages of steel and resin, two key material inputs to our Manufacturing and Plastics segments, respectively, have impacted our operating results in 2021. Steel supply shortages have arisen primarily due to steel mill capacity reductions in 2020 in response to lower steel demand due to COVID-19. Resin shortages arose as a result of production plant shutdowns due to abnormally low temperatures and ice storms in the Gulf Coast region of the United States in the first quarter of 2021. Production and availability of steel and resin have begun to improve as steel mill and resin production facilities increase their capacities, but we anticipate supply constraints to persist through 2021. These supply shortages have led to significantly increased prices for steel and resin and limited our production capabilities.
The increase in steel prices has led to increased sale prices for our products at BTD, our metal fabrication business within our Manufacturing segment, as we pass along material cost increases to our customers. In addition, limited steel availability has led to increased complexity in managing our business, including our production schedules, and increased costs. We anticipate increased steel prices will continue throughout the remainder of 2021 but begin to subside in 2022.
The increase in resin prices, along with low pipe inventories and robust domestic and global demand, have led to rapidly increased sales prices for PVC pipe within our Plastics segment. The increase in sale prices for PVC pipe has outpaced the increase in resin cost increases, leading to expanding gross profit margins and a significant increase in net earnings in our Plastics segment. We anticipate these market dynamics will continue throughout the remainder of 2021 but begin to subside in 2022. Accordingly, we do not anticipate Plastics segment earnings in 2022 to remain at current levels given the unique market dynamics present this year.
The marketplace dynamics impacting both our Manufacturing and Plastics segments are fluid and subject to change which may impact our operating results prospectively.

RESULTS OF OPERATIONS – QUARTER TO DATE
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
Intersegment transactions were not material in 2021 or 2020 and amounted to less than $0.1 million of operating revenues and operating expenses for each period.
CONSOLIDATED RESULTS
The following table summarizes consolidated operating results for the three months ended June 30, 2021 and 2020:

(in thousands)	2021	2020	$ change	% change

Operating Revenues	$285,608	$192,756	$92,852	48.2%
Operating Expenses	225,786	164,847	60,939	37.0
Operating Income	59,822	27,909	31,913	114.3
Interest Charges	9,555	8,662	893	10.3
Nonservice Cost Components of Postretirement Benefits	624	868	(244)	(28.1)
Other Income	734	2,410	(1,676)	(69.5)
Income Before Income Taxes	50,377	20,789	29,588	142.3
Income Tax Expense	8,308	3,808	4,500	118.2
Net Income	$42,069	$16,981	$25,088	147.7%
Operating Revenues increased $92.9 million primarily due to rising PVC pipe prices and increased sales volumes within our Plastics segment and increased volumes and material cost, leading to increased sales prices, in our Manufacturing segment. Retail, transmission services and wholesale revenues within our Electric segment also contributed to higher operating revenues in the second quarter of 2021 compared to the same period last year. See our segment disclosures below for additional discussion of items impacting operating revenues.
Operating Expenses increased $60.9 million primarily due to increased costs of products sold in our Manufacturing and Plastics segments due to increased raw material costs and higher sales volumes. Operating expenses in our Electric segment increased primarily due to higher depreciation and amortization expense arising from our recent rate base investments and higher operating and maintenance expenses. See our segment disclosures below for additional discussion of items impacting operating expenses.
Interest Charges increased $0.9 million due to interest expense from our $40.0 million long-term debt issuance in August 2020, a higher level of short-term borrowings outstanding in 2021 compared to 2020 and a decrease in capitalized interest in 2021 following the completion and placement in-service of Astoria Station in the first quarter of 2021.
Other Income decreased $1.7 million primarily due to lower earned equity AFUDC due to the completion and placement in-service of Astoria Station in the first quarter of 2021. During the construction of Astoria Station we earned AFUDC in our Minnesota jurisdiction. Also contributing to the decrease in other income was lower market-based gains on our corporate-owned life insurance policies and other investments in the second quarter of 2021 compared to the same period of 2020.
Income Tax Expense increased $4.5 million primarily due to increased income before income taxes. Our effective tax rate was 16.5% in the second quarter of 2021 and 18.3% in the second quarter of 2020. The decrease in our effective tax rate was driven by PTCs earned in the second quarter of 2021 from our Merricourt wind farm, which was placed in service in the fourth quarter of 2020, partially offset by other permanent differences. See Note 8 to our consolidated financial statements included in this report on Form 10-Q for additional information regarding factors impacting our effective tax rate in 2021 and 2020.

ELECTRIC SEGMENT RESULTS
The following table summarizes Electric segment operating results for the three months ended June 30, 2021 and 2020:

(in thousands)	2021	2020	$ change	% change

Retail Revenues	$88,987	$85,553	$3,434	4.0%
Transmission Services Revenues	11,840	9,673	2,167	22.4
Wholesale Revenues	3,260	765	2,495	326.1
Other Electric Revenues	2,068	2,162	(94)	(4.3)
Total Operating Revenue	106,155	98,153	8,002	8.2
Production Fuel	12,164	8,788	3,376	38.4
Purchased Power	11,135	13,682	(2,547)	(18.6)
Operating and Maintenance Expenses	36,729	33,179	3,550	10.7
Depreciation and Amortization	18,153	15,740	2,413	15.3
Property Taxes	4,342	4,168	174	4.2
Operating Income	$23,632	$22,596	$1,036	4.6%

	2021	2020	change	% change

Electric kilowatt-hour (kwh) Sales (in thousands)
Retail kwh Sales	1,086,631	1,033,053	53,578	5.2%
Wholesale kwh Sales – Company Generation	104,151	42,140	62,011	147.2
Heating Degree Days	533	635	(102)	(16.1)
Cooling Degree Days	237	170	67	39.4

The operating results of our Electric segment are impacted by fluctuations in weather conditions and the resulting demand for electricity for heating and cooling. The following table shows heating and cooling degree days as a percent of normal for the three months ended June 30, 2021 and 2020.

	2021	2020

Heating Degree Days	101.1%	122.1%
Cooling Degree Days	206.1%	156.0%

The following table summarizes the estimated effect on diluted earnings per share of the difference in retail kwh sales under actual weather conditions and expected retail kwh sales under normal weather conditions in 2021 and 2020, and between years.

	2021 vs Normal	2021 vs 2020	2020 vs Normal

Effect on Diluted Earnings Per Share	$0.03	$—	$0.03

Retail Revenues increased $3.4 million primarily due to the following:
•A $1.5 million increase in new retail revenues from an interim rate increase in Minnesota, net of estimated refunds, effective January 1, 2021 in connection with our rate case filed in November 2020.
•A $1.5 million increase in retail revenue from commercial and industrial customers primarily due to increased demand as volumes improve from 2020, which was negatively impacted by COVID-19.
•A $1.4 million increase in revenues primarily related to the recovery of Merricourt and Astoria Station project costs and operating expenses.
•Recovery of increased conservation improvement program expenditures as well as increased transmission rider revenues.
These increases in revenue were partially offset by a $2.1 million decrease in fuel recovery revenues largely due to credits provided to customers from increased margins on wholesale sales.
Transmission Services Revenues increased $2.2 million primarily due to higher transmission volume from increased electrical demand as well as increased generator interconnection revenues.
Wholesale Revenues increased $2.5 million as a result of a 147.2% increase in wholesale sales volumes and a 72.4% increase in wholesale prices driven by high market demand for wholesale energy.
Production Fuel costs increased $3.4 million mainly as a result of a 42.0% increase in kwhs generated from our fuel-burning plants due to higher demand and favorable prices for energy in wholesale markets.
Purchased Power costs to serve retail customers decreased $2.5 million primarily due to a 15.7% decrease in the volume of purchased power as our recent capacity additions provide additional generation resources to serve customer demand.
Operating and Maintenance Expense increased $3.6 million mainly due to:
•$1.4 million of Merricourt and Astoria Station operating and maintenance expenses incurred in the second quarter of 2021 as these facilities are now commercially operational.
•A $0.8 million increase in transmission tariff expenses.
•Other additional expenses including an increase in conservation improvement program expenditures, which are recovered through retail rates, increased vegetative maintenance expenses and plant maintenance expenses.
These expense increases were partially offset by, among other items, lower bad debt expense due to improving customer collections as the economic impact of COVID-19 has eased.
Depreciation and Amortization expense increased $2.4 million primarily due to Merricourt and Astoria Station being placed in service in the fourth quarter of 2020 and the first quarter of 2021, respectively.
MANUFACTURING SEGMENT RESULTS
The following table summarizes Manufacturing segment operating results for the three months ended June 30, 2021 and 2020:

(in thousands)	2021	2020	$ change	% change

Operating Revenues	$84,284	$45,948	$38,336	83.4%
Cost of Products Sold	62,725	36,087	26,638	73.8
Other Operating Expenses	9,735	5,499	4,236	77.0
Depreciation and Amortization	3,844	3,739	105	2.8
Operating Income	$7,980	$623	$7,357	n/m
Operating Revenues increased $38.3 million primarily from increased sales volumes at BTD. BTD experienced a 52.4% increase in sales volumes and $12.0 million increase in material costs, which are passed through to customers through increased sales prices. Sales volumes in the second quarter of 2020 were negatively impacted by COVID-19 as customers implemented temporary plant shutdowns due to the pandemic. Sales volumes in the second quarter of 2021 have rebounded as customer demand across all end markets has been robust. The increase in material costs are largely the result of historically high steel prices due to supply shortages as steel mill capacity rebounds from COVID-19 related capacity reductions in 2020. We anticipate steel prices will remain elevated for the remainder of 2021. Also contributing to the improved financial performance was an increase in scrap revenues primarily due to increased scrap metal prices but also higher volumes, and improved gross profit margins resulting from an increase in production volumes. Increased horticultural product sales at T.O. Plastics in 2021, driven by increasing customer demand, also contributed to increased operating revenues in 2021 as compared to 2020.
Cost of Products Sold increased $26.6 million primarily due to increased volumes and higher material, labor and freight costs at BTD. The increase in material cost is largely driven by increased steel prices as mentioned above. The increase in sales volumes and production activity in 2021 has led to improved gross profit margins despite the higher labor and freight costs due to increased leveraging of fixed production costs. Increased sales volumes and production activity at T.O. Plastics also contributed to the increase in cost of products sold in 2021.
Other Operating Expenses increased $4.2 million in the second quarter of 2021 compared to 2020. Other operating expenses in the second quarter of 2020 were reduced by approximately $2.3 million as a result of initiatives taken to reduce operating costs to mitigate the impact of declining sales volumes from the effects of COVID-19. Other operating expenses in 2021 were impacted by increased incentive based compensation resulting from the improvement in segment financial results, and an increase in costs necessary to meet the increase in business volumes.

PLASTICS SEGMENT RESULTS
The following table summarizes Plastics segment operating results for the three months ended June 30, 2021 and 2020:

(in thousands)	2021	2020	$ change	% change

Operating Revenues	$95,169	$48,679	$46,490	95.5%
Cost of Products Sold	59,853	37,747	22,106	58.6
Other Operating Expenses	3,674	2,970	704	23.7
Depreciation and Amortization	1,112	872	240	27.5
Operating Income	$30,530	$7,090	$23,440	330.6%
Operating Revenues increased $46.5 million due to a 73.9% increase in the price per pound of PVC pipe sold and a 12.4% increase in sales volumes. Sales prices of PVC pipe have rapidly escalated primarily due to continued PVC resin supply constraints as resin production facilities recover from plant shutdowns in the first quarter of 2021. The undersupply of resin has led to limited pipe inventories across the country. In addition, significant global demand for PVC resin has also impacted domestic selling prices. We anticipate sales prices will remain elevated through the end of 2021 as resin suppliers work to fulfill purchase allotments and pipe manufacturers replenish depleted inventories while customer demand remains strong. Sales volumes in the second quarter of 2020 were negatively impacted by COVID-19 as distributors reduced inventory levels due to the uncertainty over the impact of the pandemic.
Cost of Products Sold increased $22.1 million primarily due to increased PVC resin costs as described above. The 12.4% increase in sales volumes in 2021 also contributed to the increase in cost of products sold.
Other Operating Expenses increased $0.7 million primarily as a result of increased incentive based compensation cost directly related to increased segment profitability.
CORPORATE COSTS
The following table summarizes Corporate operating results for the three months ended June 30, 2021 and 2020:

(in thousands)	2021	2020	$ change	% change

Other Operating Expenses	$2,260	$2,315	$(55)	(2.4)%
Depreciation and Amortization	60	85	(25)	(29.4)
Operating Loss	$2,320	$2,400	$(80)	(3.3)%

RESULTS OF OPERATIONS – YEAR TO DATE
Intersegment transactions were not material in 2021 or 2020 and amounted to less than $0.1 million of operating revenues and operating expenses for each period.
CONSOLIDATED RESULTS
The following table summarizes consolidated operating results for the six months ended June 30, 2021 and 2020:

(in thousands)	2021	2020	$ change	% change

Operating Revenues	$547,318	$427,503	$119,815	28.0%
Operating Expenses	443,297	360,305	82,992	23.0
Operating Income	104,021	67,198	36,823	54.8
Interest Charges	18,953	16,785	2,168	12.9
Nonservice Cost Components of Postretirement Benefits	1,006	1,739	(733)	(42.2)
Other Income	1,892	2,021	(129)	(6.4)
Income Before Income Taxes	85,954	50,695	35,259	69.6
Income Tax Expense	13,556	9,446	4,110	43.5
Net Income	$72,398	$41,249	$31,149	75.5%
Operating Revenues increased $119.8 million primarily due to higher PVC pipe prices and sales volumes within our Plastics segment and increased volumes and material costs, leading to higher sales prices, in our Manufacturing segment. Retail, transmission services and wholesale revenue with our Electric segment also contributed to the higher operating revenues in 2021. See our segment disclosures below for additional discussion of items impacting operating revenues.
Operating Expenses increased $83.0 million in 2021 primarily due to increased costs of products sold in our Plastics and Manufacturing segments due to higher raw material costs and sales volumes. Operating expenses in our Electric segment increased primarily from higher operating and maintenance and depreciation and amortization expenses, in each case largely the result of our recent rate base investments and the associated operating costs of such investments. See our segment disclosures below for additional discussion of items impacting operating expenses.

Interest Charges increased $2.2 million in 2021 due to a debt issuance in our Electric segment in the third quarter of 2020, increased outstanding borrowings under our short-term debt arrangements, both of which were largely used to finance rate base investments in our Electric segment, and a decrease in capitalized interest in 2021 due to the completion and placement in service of Astoria Station in the first quarter of 2021.
Nonservice Cost Components of Postretirement Benefits decreased $0.7 million in 2021 due to a change in how prescription drug coverage is provided to retirees and the impact of nonservice costs from a decrease in the discount rate from 2020 to 2021.
Other Income decreased $0.1 million in 2021 due to a $1.6 million decrease in earned equity AFUDC due primarily to the completion and placement in service of Astoria Station in the first quarter of 2021, but largely offset by increases in the values of corporate-owned life insurance policies and other investments in 2021 compared to 2020.
Income Tax Expense increased $4.1 million in 2021 primarily due to increased income before income taxes. Our effective tax rate was 15.8% in 2021 and 18.6% in 2020 with the decrease primarily driven by PTCs earned in 2021 from our Merricourt wind farm, which was placed in service in the fourth quarter of 2020. See Note 8 to our consolidated financial statements included in the report on Form 10-Q for additional information regarding factors impacting our effective tax rate.
ELECTRIC SEGMENT RESULTS
The following table summarizes Electric segment operating results for the six months ended June 30, 2021 and 2020:

(in thousands)	2021	2020	$ change	% change

Retail Revenues	$194,693	$192,156	$2,537	1.3%
Transmission Services Revenues	23,785	20,514	3,271	15.9
Wholesale Revenues	7,767	1,641	6,126	373.3
Other Electric Revenues	3,610	3,718	(108)	(2.9)
Total Operating Revenue	229,855	218,029	11,826	5.4
Production Fuel	26,878	22,523	4,355	19.3
Purchased Power	30,395	32,512	(2,117)	(6.5)
Operating and Maintenance Expenses	78,150	73,794	4,356	5.9
Depreciation and Amortization	35,461	31,416	4,045	12.9
Property Taxes	8,662	8,268	394	4.8
Operating Income	$50,309	$49,516	$793	1.6%

Electric kilowatt-hour (kwh) Sales (in thousands)
Retail kwh Sales	2,435,150	2,462,963	(27,813)	(1.1)%
Wholesale kwh Sales – Company Generation	184,574	81,064	103,510	127.7
Heating Degree Days	3,611	3,907	(296)	(7.6)
Cooling Degree Days	237	170	67	39.4

The operating results of our Electric segment are impacted by fluctuations in weather conditions and the resulting demand for electricity for heating and cooling. The following table shows heating and cooling degree days as a percent of normal for the six months ended June 30, 2021 and 2020.

	2021	2020

Heating Degree Days	91.0%	99.1%
Cooling Degree Days	206.1%	156.0%

The following table summarizes the estimated effect on diluted earnings per share of the difference in retail kwh sales under actual weather conditions and expected retail kwh sales under normal weather conditions in 2021 and 2020, and between years.

	2021 vs Normal	2021 vs 2020	2020 vs Normal

Effect on Diluted Earnings Per Share	$—	$(0.01)	$0.01

Retail Revenues increased $2.5 million primarily due to the following:
•A $3.7 million increase in new retail revenues from an interim rate increase in Minnesota, net of estimated refunds, effective January 1, 2021 in connection with our rate case filed in November 2020.
•A $3.0 million increase in rider revenues primarily related to the recovery of Merricourt operating expenses and Astoria Station project costs.
•A $1.5 million increase in rider revenue for the recovery of increased conservation improvement program spending.

These increases in revenue were partially offset by the following:
•A $3.5 million decrease in fuel recovery revenues largely due to credits provided to customers from increased margins on wholesale sales.
•A $2.2 million decrease in retail revenues from lower demand, including a $0.7 million impact from milder weather in 2021 compared with 2020. Retail sales volumes were lower in the first quarter of 2021 as compared to the first quarter of 2020 due to the ongoing impacts of COVID-19.
Transmission Services Revenues increased $3.3 million primarily due to increased transmission volume from increasing electrical demand as well as increased generator interconnection revenues.
Wholesale Revenues increased $6.1 million as a result of a 127.7% increase in wholesale sales volumes and a 107.9% increase in wholesale electric prices, primarily driven by high market demand and availability constraints during February of 2021, which drove up spot market prices for electricity.
Production Fuel costs increased $4.4 million primarily as a result of a 25.4% increase in kwhs generated from our fuel-burning plants due to higher demand and favorable prices for energy in wholesale markets.
Purchased Power costs to serve retail customers decreased $2.1 million mainly due to a 17.5% decrease in the volume of purchased power as our recent capacity additions provide additional generation resources to serve customer demand.
Operating and Maintenance Expense increased $4.4 million, which was primarily the result of:
•$2.6 million of Merricourt and Astoria Station operating and maintenance expenses incurred in 2021 as these facilities are now commercially operational.
•A $1.5 million increase in conservation improvement program expenditures, which are recovered through retail rates.
•Other additional costs including a $1.0 million increase in transmission tariff expenses and increased compensation and insurance costs.
These expense increases were partially offset by, among other items, lower bad debt expense due to improving customer collections as the economic impact of COVID-19 has eased.
Depreciation and Amortization expense increased $4.0 million primarily due to Merricourt and Astoria Station being placed in service in the fourth quarter of 2020 and in February 2021, respectively.
MANUFACTURING SEGMENT RESULTS
The following table summarizes Manufacturing segment operating results for the six months ended June 30, 2021 and 2020:

(in thousands)	2021	2020	$ change	% change

Operating Revenues	$160,107	$114,427	$45,680	39.9%
Cost of Products Sold	119,036	86,701	32,335	37.3
Other Operating Expenses	17,946	12,777	5,169	40.5
Depreciation and Amortization	7,601	7,485	116	1.5
Operating Income	$15,524	$7,464	$8,060	108.0%
Operating Revenues increased $45.7 million primarily due to higher revenues at BTD, which was largely driven by a 21.7% increase in sales volumes and a $16.4 million increase in material costs, which are passed through to customers through increased sales prices. Sales volumes in the second quarter of 2021 were impacted by strong end market demand in most markets served after recovering from significantly lower volumes in the second quarter of 2020 due to the effects of the COVID-19 pandemic. The increase in material costs is largely the result of historically high steel prices due to supply shortages as steel mill capacity rebounds from capacity reductions in 2020. An increase in horticultural product sales at T.O. Plastics in 2021, driven by increasing customer demand, has also contributed to increased operating revenues in 2021.
Cost of Products Sold increased $32.3 million primarily due to increased volumes and higher material, labor and freight costs at BTD. The increase in material cost is largely the result of high steel prices as mentioned above. Gross profit margins have improved in 2021, despite the higher labor and freight costs, as higher production activities have resulted in greater leveraging of fixed production costs. Increased sales volumes and production activity at T.O. Plastics has also contributed to the increase in cost of products sold in 2021.
Other Operating Expenses increased $5.2 million in 2021 compared to 2020. Other operating expenses in 2020 were reduced by $2.5 million as a result of initiatives taken to reduce costs in an effort to mitigate the impact of declining sales volumes from the effects of COVID-19. Other operating expenses in 2021 were impacted by increased incentive based compensation arising from the improvement in financial results, and an increase in costs necessary to support the increase in business volumes.

PLASTICS SEGMENT RESULTS
The following table summarizes Plastics segment operating results for the six months ended June 30, 2021 and 2020:

(in thousands)	2021	2020	$ change	% change

Operating Revenues	$157,356	$95,076	$62,280	65.5%
Cost of Products Sold	105,519	73,017	32,502	44.5
Other Operating Expenses	6,619	5,740	879	15.3
Depreciation and Amortization	2,102	1,762	340	19.3
Operating Income	$43,116	$14,557	$28,559	196.2%
Operating Revenues increased $62.3 million due to a 54.8% increase in the price per pound of PVC pipe sold and a 6.9% increase in sales volumes. As discussed above, sale prices have rapidly increased in 2021 principally due to PVC resin supply constraints following production plant shutdowns and feedstock shortages arising from abnormally low temperatures and ice storms in the Gulf Coast region of the United States in February 2021. Resin supply shortages have led to limited pipe inventories across the country. Increased global demand for PVC resin has also contributed to rising domestic prices. Sales volumes in the second quarter of 2020 were negatively impacted by COVID-19 as distributors reduced inventory levels due to the uncertainty over the impact of the pandemic.
Cost of Products Sold increased $32.5 million primarily due to increased PVC resin costs as described above. The 6.9% increase in sales volumes in 2021 also contributed to the increase in cost of products sold.
Other Operating Expenses increased $0.9 million largely due to increased incentive based compensation costs resulting from increased segment operating results.
CORPORATE COSTS
The following table summarizes Corporate operating results for the six months ended June 30, 2021 and 2020:

(in thousands)	2021	2020	$ change	% change

Other Operating Expenses	$4,797	$4,167	$630	15.1%
Depreciation and Amortization	131	172	(41)	(23.8)
Operating Loss	$4,928	$4,339	$589	13.6%
Other Operating Expenses increased $0.6 million primarily due to increased incentive based compensation cost as a result of increased consolidated earnings.

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

RATE RIDERS
The following table includes a summary of pending and recently concluded rate rider proceedings:

Recovery				Filing	Amount	Effective
Mechanism		Jurisdiction	Status	Date	(in millions)	Date	Notes

RRR	2019	MN	Approved	06/21/19	$12.5	01/01/20	Includes return on Merricourt construction costs.
TCR	2018	MN	Approved	05/07/20	10.3	01/21/20	See below for additional details.
EUIC	2021	MN	Requested	06/07/21	1.3	01/01/22	Includes recovery of new infrastructure costs, including advanced metering, outage management and demand response systems.
RRR	2021	ND	Approved	03/07/21	11.8	04/01/21	Includes return on Merricourt construction costs.
GCR	2020	ND	Approved	06/10/20	6.2	07/01/20	Includes return on Astoria Station construction costs.
RRR	2020	ND	Approved	03/18/20	5.8	04/01/20	Includes return on Merricourt construction costs.
TCR	2020	ND	Approved	08/31/20	5.6	01/21/20	Includes recovery of new transmission assets.
TCR	2021	ND	Approved	11/18/20	5.6	01/01/21	Includes recovery of eight new transmission projects.
GCR	2021	ND	Approved	03/01/21	5.2	07/01/21	Includes recovery of Astoria Station, net of anticipated savings associated with the retirement of Hoot Lake Plant.
TCR	2020	SD	Approved	01/29/20	2.3	03/02/20	Annual update to transmission cost recovery rider.
TCR	2021	SD	Approved	02/19/21	2.2	03/01/21	Includes recovery of two new transmission projects.
PIR	2020	SD	Approved	05/31/20	1.6	09/01/20	Includes return on Merricourt and Astoria Station construction costs.
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
On August 18, 2017, OTP filed an appeal of the MPUC order with the Minnesota Court of Appeals to contest the portion of the order requiring OTP to jurisdictionally allocate costs of the FERC transmission projects in the TCR rider. On June 11, 2018, the Minnesota Court of Appeals reversed the MPUC's order. On July 11, 2018, the MPUC filed a petition for review of the decision to the Minnesota Supreme Court, which granted review of the appellate court decision. The Minnesota Supreme Court issued its opinion on April 22, 2020, concluding the MPUC lacked authority to amend an existing TCR rider approved under Minnesota state law to include the costs and revenues associated with these transmission projects and affirming the decision of the Minnesota Court of Appeals.
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

LIQUIDITY
LIQUIDITY OVERVIEW
We believe our financial condition is strong and our cash, other liquid assets, operating cash flows, existing lines of credit, access to capital markets, and borrowing ability because of investment-grade credit ratings, when taken together, provide us ample liquidity to conduct business operations and fund our capital expenditure plans. Our liquidity, including our operating cash flows and access to capital markets, can be impacted by macroeconomic factors outside of our control, such as those which may be caused by COVID-19. In addition, our liquidity could be impacted by non-compliance with covenants under our various debt instruments. As of June 30, 2021, we were in compliance with all debt covenants (see the Financial Covenants section under Capital Resources below).
The following table presents the status of our lines of credit as of June 30, 2021 and December 31, 2020:

		2021			2020
(in thousands)	Line Limit	Amount Outstanding	Letters of Credit	Amount Available	Amount Available

OTC Credit Agreement	$170,000	$59,245	$—	$110,755	$104,834
OTP Credit Agreement	170,000	68,712	12,671	88,617	140,068
Total	$340,000	$127,957	$12,671	$199,372	$244,902
We have an internal risk tolerance metric to maintain a minimum of $50 million of liquidity under the OTC Credit Agreement. Should additional liquidity be needed, this agreement includes an accordion feature allowing us to increase the amount available to $290 million, subject to certain terms and conditions. The OTP Credit Agreement also includes an accordion feature allowing OTP to increase that facility to $250 million, subject to certain terms and conditions.
CASH FLOWS
The following is a discussion of our cash flows for the six months ended June 30, 2021 and 2020:

(in thousands)	2021	2020

Net Cash Provided by Operating Activities	$68,574	$73,901

Net Cash Provided by Operating Activities decreased $5.3 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. An increase in net income in 2021 was more than offset by an increase in working capital requirements. Our level of working capital was impacted by increased accounts receivables within our Manufacturing and Plastics segments due to strong sales volumes and significantly increased sales prices in 2021 and higher inventory levels within our Manufacturing segment due to higher production volumes and increased material costs in 2021, but partially offset by increased accounts payable due to higher production volumes and increased costs in our Manufacturing and Plastics segments in 2021. We made a discretionary contribution to our pension plan of $10.0 million in the six months ended June 30, 2021 compared to a contribution of $11.2 million in 2020.

(in thousands)	2021	2020

Net Cash Used in Investing Activities	$76,403	$121,005

Net Cash Used in Investing Activities decreased $44.6 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The decrease is primarily the result of lower capital investment within our Electric segment as capital spending on our large generation assets, Merricourt and Astoria Station, were largely completed in the fourth quarter of 2020.

(in thousands)	2021	2020

Net Cash Provided by Financing Activities	$8,146	$65,417

Net Cash Provided by Financing Activities decreased $57.3 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily as a result of a decrease in financing needs given the lower level of capital spending in our Electric segment in 2021 compared to 2020. Financing activities in the six months ended June 30, 2021 included a net borrowing increase of $47.0 million under our line of credit facilities and dividend payments of $32.4 million ($0.78 per share).
Financing activities in the six months ended June 30, 2020 included proceeds of $35.0 million from the issuance of long-term debt, a net borrowing increase of $35.2 million under our line of credit facilities and $26.9 million in proceeds raised from the issuance of common stock, net of issuance costs. We paid dividends of $29.9 million ($0.74 per share) in the six months ended June 30, 2020.

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
CONTRACTUAL OBLIGATIONS
Our contractual obligations primarily include principal and interest payments due under our outstanding debt obligations, commitments to acquire coal, energy and capacity commitments, payments to meet our postretirement benefit obligations, and payment obligations under land easement and leasing arrangements. Our contractual obligations as of December 31, 2020 are included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of our Form 10-K for the year ended December 31, 2020. There were no material changes in our contractual obligations outside of the ordinary course of our business during the six months ended June 30, 2021.
COMMON STOCK DIVIDENDS
We paid dividends to our common stockholders totaling $32.4 million, or $0.78 per share, in the first six months of 2021. The determination of the amount of future cash dividends to be paid will depend on, among other things, our financial condition, improvement in earnings per share, cash flows from operations, the level of our capital expenditures and our future business prospects. As a result of certain statutory limitations or regulatory or financing agreements, restrictions could occur on the amount of distributions allowed to be made by our subsidiaries. See Note 10 to our consolidated financial statements included in this report on Form 10-Q for additional information. The decision to declare a dividend is reviewed quarterly by our Board of Directors.

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
REGISTRATION STATEMENTS
On May 3, 2021, we filed two registration statements with the SEC. The first statement, a shelf registration, allows us to offer for sale, from time to time, either separately or together in any combination, equity, debt or other securities described in the registration statement. The second registration statement allows for the issuance of up to 1,500,000 common shares under our Automatic Dividend Reinvestment and Share Purchase Plan, which provides our common shareholders, retail customers of OTP and other interested investors a method of purchasing our common shares by reinvesting their dividends and/or making optional cash investments. Shares purchased under the plan may be new issue common shares or common shares purchased on the open market. Both registration statements expire in May 2024.
SHORT-TERM DEBT
Otter Tail Corporation and Otter Tail Power Company are each party to a credit agreement (the OTC Credit Agreement and OTP Credit Agreement, respectively) which provide for unsecured revolving lines of credit. The following is a summary of key provisions and borrowing information as of and for the six months ended June 30, 2021:

(in thousands, except interest rates)	OTC Credit Agreement	OTP Credit Agreement

Borrowing Limit	$170,000	$170,000
Borrowing Limit if Accordion Exercised[1]	290,000	250,000
Amount Restricted Due to Outstanding Letters of Credit as of June 30, 2021	—	12,671
Amount Outstanding as of June 30, 2021	59,245	68,712
Average Amount Outstanding During the Six Months Ended June 30, 2021	67,335	49,017
Maximum Amount Outstanding During the Six Months Ended June 30, 2021	79,718	72,471
Interest Rate as of June 30, 2021	1.6%	1.3%
Maturity Date	October 31, 2024	October 31, 2024

[1]Each facility includes an accordion featuring allowing the borrower to increase the borrowing limit if certain terms and conditions are met.
Note 6 to our consolidated financial statements included in this report on Form 10-Q includes additional information regarding these instruments.
LONG-TERM DEBT
At June 30, 2021, we had $767.0 million of principal outstanding under long-term debt arrangements. These instruments generally provide for unsecured borrowings at fixed rates of interest with maturities ranging from 2021 to 2050.
On June 10, 2021, OTP entered into a Note Purchase Agreement pursuant to which OTP agreed to issue, in a private placement transaction, $230 million aggregate principal amount of OTP’s senior unsecured notes. The funding of the notes will occur in two issuances, $140.0 million in November 2021 and $90.0 million in May 2022. The issuance of the notes is subject to the satisfaction of certain customary conditions to closing. We intend to use the proceeds of the notes to refinance existing long-term indebtedness, including long-term debt instruments with outstanding principal balances of $140 million and $30.0 million, which mature in December 2021 and August 2022, respectively, and for general corporate purposes.
Note 6 to our consolidated financial statements included in this report on Form 10-Q includes additional information regarding these instruments.
Financial Covenants
Certain of our short- and long-debt agreements require Otter Tail Corporation and OTP to maintain certain financial covenants. As of June 30, 2021, we were in compliance with these financial covenants as further described below:
Otter Tail Corporation under its financial covenants, may not permit its ratio of Interest-Bearing Debt to Total Capitalization to exceed 0.60 to 1.00, may not permit its Interest and Dividend Coverage Ratio to be less than 1.50 to 1.00, and may not permit its Priority Indebtedness to exceed 10% of our Total Capitalization. As of June 30, 2021, our Interest-Bearing Debt to Total Capitalization was 0.49 to 1.00, our Interest and Dividend Coverage Ratio was 5.35 to 1.00 and we had no Priority Indebtedness outstanding.
OTP under its financial covenants, may not permit its ratio of Debt to Total Capitalization to exceed 0.60 to 1.00, may not permit its Interest and Dividend Coverage Ratio to be less than 1.50 to 1.00, and may not permit its Priority Debt to exceed 20% of its Total Capitalization. As of June 30, 2021, OTP's Interest-Bearing Debt to Total Capitalization was 0.48 to 1.00, its Interest and Dividend Coverage Ratio was 3.44 to 1.00 and it had no Priority Indebtedness outstanding.

OFF-BALANCE-SHEET ARRANGEMENTS
As of June 30, 2021 we have outstanding letters of credit totaling $16.4 million, a portion of which reduces our borrowing capacity under our lines of credit. No outstanding letters of credit are reflected in outstanding short-term debt on our consolidated balance sheets. We do not have any other off-balance-sheet arrangements or any relationships with unconsolidated entities or financial partnerships. These entities are often referred to as structured finance special purpose entities or variable interest entities, which are established for the purpose of facilitating off-balance-sheet arrangements or for other contractually narrow or limited purposes. We are not exposed to any financing, liquidity, market or credit risk that could arise if we had such relationships.

CRITICAL ACCOUNTING POLICIES INVOLVING SIGNIFICANT ESTIMATES
The discussion and analysis of our results of operations are based on financial statements prepared in accordance with accounting principles generally accepted in the United States of America. Certain of our accounting policies require management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities in the preparation of our consolidated financial statements. We have disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 the critical accounting policies that affect our most significant estimates and assumptions used in preparing our consolidated financial statements. There have been no material changes to our critical accounting policies and estimates from those disclosed in the most recent Form 10-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk from those disclosed in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosures Controls and Procedures. Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) as of June 30, 2021, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2021.
Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are the subject of various legal and regulatory proceedings in the ordinary course of our business. Such matters are subject to many uncertainties and to outcomes that are not predictable with assurance. We record a liability in our consolidated financial statements for costs related to claims, including future legal costs, settlements and judgments, where we have assessed that a loss is probable, and an amount can be reasonably estimated. Material proceedings are described under Note 9, Commitments and Contingencies, to the consolidated financial statements, and in Management's Discussion and Analysis of Financial Condition and Results of Operations, Regulatory Rate Matters.

ITEM 1A.	RISK FACTORS
There have been no material changes from the risk factors disclosed in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 6.	EXHIBITS
The following Exhibits are filed as part of, or incorporated by reference into, this report.

No.	Description
3.1	—Third Restated Articles of Incorporation, dated April 12, 2021 (Incorporated by reference to Exhibit 3.1 to the Form 8-K filed by Otter Tail Corporation on April 12, 2021).
3.2	—Restated Bylaws, dated April 12, 2021 (Incorporated by reference to Exhibit 3.2 to the Form 8-K filed by Otter Tail Corporation on April 12, 2021).
4.1
—Note Purchase Agreement dated as of June 10, 2021 between Otter Tail Power Company and the Purchasers named therein (incorporated by reference to Exhibit 4.1 to the Form 8-K filed by Otter Tail Corporation on June 14, 2021).

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

Dated: August 6, 2021