Form 10-Q
period 2021-09-30
Otter Tail Corp
filed 2021-11-03
CIK 1466593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2021 or
☐    Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
41,539,984 Common Shares ($5 par value) as of October 29, 2021.

DEFINITIONS
The following abbreviations or acronyms are used in the text.

AFUDC	Allowance for Funds Used During Construction	MPUC	Minnesota Public Utilities Commission
ARP	Alternative Revenue Program	NDPSC	North Dakota Public Service Commission
BTD	BTD Manufacturing, Inc.	Northern Pipe	Northern Pipe Products, Inc.
CIP	Conservation Improvement Program	OTC	Otter Tail Corporation
ECR	Environmental Cost Recovery Rider	OTP	Otter Tail Power Company
EEP	Energy Efficiency Plan	PACE	Partnership in Assisting Community Expansion
EPA	Environmental Protection Agency	PIR	Phase-In Rider
ESSRP	Executive Survivor and Supplemental Retirement Plan	PTCs	Production tax credits
EUIC	Electric Utility Infrastructure Cost Recovery Rider	PVC	Polyvinyl chloride
FCA	Fuel Clause Adjustment	RHR	Regional Haze Rule
FERC	Federal Energy Regulatory Commission	ROE	Return on equity
GCR	Generation Cost Recovery Rider	RRR	Renewable Resource Rider
ISO	Independent System Operator	SDPUC	South Dakota Public Utilities Commission
IRP	Integrated Resource Plan	SEC	Securities and Exchange Commission
kW	kiloWatt	T.O. Plastics	T.O. Plastics, Inc.
kwh	kilowatt-hour	TCR	Transmission Cost Recovery Rider
Merricourt	Merricourt Wind Energy Center	Vinyltech	Vinyltech Corporation
MISO	Midcontinent Independent System Operator, Inc.

FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the Act). When used in this Form 10-Q and in future filings by the Company with the SEC, in the Company’s press releases and in oral statements, words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “outlook,” “plan,” “possible,” “potential,” “should,” “will,” “would” or similar expressions are intended to identify forward-looking statements within the meaning of the Act. Such statements are based on current expectations and assumptions and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. The Company’s risks and uncertainties include, among other things, uncertainty of the impact and duration of the COVID-19 pandemic, uncertainty of future investments and capital expenditures, rate base levels and rate base growth, long-term investment risk, seasonal weather patterns and extreme weather events, counterparty credit risk, future business volumes with key customers, reductions in our credit ratings, our ability to access capital markets on favorable terms, assumptions and costs relating to funding our employee benefit plans, our subsidiaries’ ability to make dividend payments, cyber security threats or data breaches, the impact of government legislation and regulation, including foreign trade policy and environmental laws and regulations, the impact of climate change, including compliance with legislative and regulatory changes to address climate change, operational and economic risks associated with our electric generating and manufacturing facilities, risks associated with energy markets, the availability and pricing of resource materials, attracting and maintaining a qualified and stable workforce, expectations regarding regulatory proceedings, and changing macroeconomic and industry conditions. These and other risks and uncertainties are more fully described in our filings with the Securities and Exchange Commission, including our most recently filed Annual Report on Form 10-K. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information.
PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

OTTER TAIL CORPORATION
CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share data)	September 30, 2021	December 31, 2020

Assets
Current Assets
Cash and Cash Equivalents	$1,272	$1,163
Receivables, net of allowance for credit losses	178,759	113,959
Inventories	114,615	92,165
Regulatory Assets	22,517	21,900
Other Current Assets	17,804	5,645
Total Current Assets	334,967	234,832
Noncurrent Assets
Investments	55,456	51,856
Property, Plant and Equipment, net of accumulated depreciation	2,083,223	2,049,273
Regulatory Assets	158,515	168,395
Intangible Assets, net of accumulated amortization	9,319	10,144
Goodwill	37,572	37,572
Other Noncurrent Assets	34,096	26,282
Total Noncurrent Assets	2,378,181	2,343,522
Total Assets	$2,713,148	$2,578,354

Liabilities and Shareholders' Equity
Current Liabilities
Short-Term Debt	$97,857	$80,997
Current Maturities of Long-Term Debt	169,962	140,087
Accounts Payable	135,437	130,805
Accrued Salaries and Wages	28,455	26,908
Accrued Taxes	17,972	18,831
Regulatory Liabilities	25,323	16,663
Other Current Liabilities	35,081	22,495
Total Current Liabilities	510,087	436,786
Noncurrent Liabilities and Deferred Credits
Pensions Benefit Liability	101,446	114,055
Other Postretirement Benefits Liability	68,090	67,359
Regulatory Liabilities	230,733	233,973
Deferred Income Taxes	176,502	153,376
Deferred Tax Credits	16,847	17,405
Other Noncurrent Liabilities	62,342	60,002
Total Noncurrent Liabilities and Deferred Credits	655,960	646,170
Commitments and Contingencies (Note 9)
Capitalization
Long-Term Debt, net of current maturities	594,619	624,432
Shareholders' Equity
Common Shares: 50,000,000 shares authorized of $5 par value; 41,539,984 and 41,469,879 outstanding at September 30, 2021 and December 31, 2020	207,700	207,349
Additional Paid-In Capital	418,568	414,246
Retained Earnings	334,385	257,878
Accumulated Other Comprehensive Loss	(8,171)	(8,507)
Total Shareholders' Equity	952,482	870,966
Total Capitalization	1,547,101	1,495,398
Total Liabilities and Shareholders' Equity	$2,713,148	$2,578,354
See accompanying notes to consolidated financial statements.

OTTER TAIL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per-share amounts)	2021	2020	2021	2020

Operating Revenues
Electric	$118,775	$115,213	$348,629	$333,213
Product Sales	197,519	120,542	514,983	330,045
Total Operating Revenues	316,294	235,755	863,612	663,258
Operating Expenses
Electric Production Fuel	17,698	11,554	44,576	34,077
Electric Purchased Power	9,878	13,428	40,273	45,940
Electric Operating and Maintenance Expenses	36,465	32,845	114,615	106,639
Cost of Products Sold (excluding depreciation)	134,212	86,856	358,767	246,567
Other Nonelectric Expenses	16,224	13,615	45,587	36,277
Depreciation and Amortization	22,815	20,395	68,109	61,230
Electric Property Taxes	4,474	4,333	13,136	12,601
Total Operating Expenses	241,766	183,026	685,063	543,331
Operating Income	74,528	52,729	178,549	119,927
Other Income and Expense
Interest Charges	9,648	8,568	28,601	25,353
Nonservice Cost Components of Postretirement Benefits	505	842	1,511	2,581
Other Income (Expense), net	203	1,712	2,095	3,733
Income Before Income Taxes	64,578	45,031	150,532	95,726
Income Tax Expense	11,824	9,097	25,380	18,543
Net Income	$52,754	$35,934	$125,152	$77,183

Weighted-Average Common Shares Outstanding:
Basic	41,504	40,914	41,487	40,548
Diluted	41,869	41,078	41,795	40,733
Earnings Per Share:
Basic	$1.27	$0.88	$3.02	$1.90
Diluted	$1.26	$0.87	$2.99	$1.89
See accompanying notes to consolidated financial statements.

OTTER TAIL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020

Net Income	$52,754	$35,934	$125,152	$77,183
Other Comprehensive Income (Loss):
Unrealized Gain (Loss) on Available-for-Sale Securities:
Reversal of Previously Recognized Losses (Gains) Realized on Sale of Investments and Included in Other Income (Expense)	—	(21)	(43)	13
Unrealized Gains (Losses)	(33)	(13)	(85)	205
Income Tax (Expense) Benefit	7	7	27	(46)
Available-for-Sale Securities, net of tax	(26)	(27)	(101)	172
Pension and Postretirement Benefit Plans:
Amortization of Unrecognized Postretirement Benefit Losses and Costs	197	138	591	413
Income Tax Expense	(51)	(36)	(154)	(108)
Pension and Postretirement Benefit Plan, net of tax	146	102	437	305
Total Other Comprehensive Income	120	75	336	477
Total Comprehensive Income	$52,874	$36,009	$125,488	$77,660
See accompanying notes to consolidated financial statements.

OTTER TAIL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)

(in thousands, except common shares outstanding)	Common Shares Outstanding	Par Value, Common Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)[1]	Total Shareholders' Equity

Balance, June 30, 2021	41,538,709	$207,694	$417,870	$297,850	$(8,291)	$915,123
Common Stock Issuances, Net of Expenses	1,275	6	(6)	—	—	—
Common Stock Retirements and Forfeitures	—	—	(126)	—	—	(126)
Net Income	—	—	—	52,754	—	52,754
Other Comprehensive Income	—	—	—	—	120	120
Stock Compensation Expense	—	—	830	—	—	830
Common Dividends ($0.39 per share)	—	—	—	(16,219)	—	(16,219)
Balance, September 30, 2021	41,539,984	$207,700	$418,568	$334,385	$(8,171)	$952,482

Balance, June 30, 2020	40,848,828	$204,244	$390,141	$233,705	$(6,035)	$822,055
Common Stock Issuances, Net of Expenses	203,337	1,017	6,885	—	—	7,902
Net Income	—	—	—	35,934	—	35,934
Other Comprehensive Income	—	—	—	—	75	75
Stock Compensation Expense	—	—	1,275	—	—	1,275
Common Dividends ($0.37 per share)	—	—	—	(15,171)	—	(15,171)
Balance, September 30, 2020	41,052,165	$205,261	$398,301	$254,468	$(5,960)	$852,070

Balance, December 31, 2020	41,469,879	$207,349	$414,246	$257,878	$(8,507)	$870,966
Common Stock Issuances, Net of Expenses	105,806	530	(578)	—	—	(48)
Common Stock Retirements and Forfeitures	(35,701)	(179)	(1,454)	—	—	(1,633)
Net Income	—	—	—	125,152	—	125,152
Other Comprehensive Income	—	—	—	—	336	336
Stock Compensation Expense	—	—	6,354	—	—	6,354
Common Dividends ($1.17 per share)	—	—	—	(48,645)	—	(48,645)
Balance, September 30, 2021	41,539,984	$207,700	$418,568	$334,385	$(8,171)	$952,482

Balance, December 31, 2019	40,157,591	$200,788	$364,790	$222,341	$(6,437)	$781,482
Common Stock Issuances, Net of Expenses	932,791	4,664	30,107	—	—	34,771
Common Stock Retirements and Forfeitures	(38,217)	(191)	(1,878)	—	—	(2,069)
Net Income	—	—	—	77,183	—	77,183
Other Comprehensive Income	—	—	—	—	477	477
Stock Compensation Expense	—	—	5,282	—	—	5,282
Common Dividends ($1.11 per share)	—	—	—	(45,056)	—	(45,056)
Balance, September 30, 2020	41,052,165	$205,261	$398,301	$254,468	$(5,960)	$852,070

[1]Accumulated Other Comprehensive Income (Loss) as of September 30, 2021 and December 31, 2020 is comprised of the following:
(in thousands)	September 30, 2021	December 31, 2020

Unrealized Gain on Available-for-Sale Debt Securities:
Before Tax	$137	$265
Tax Effect	(29)	(56)
Unrealized Gain on Available-for-Sale Debt, net of tax	108	209
Unamortized Actuarial Losses and Prior Service Costs Related to Pension and Postretirement Benefits:
Before Tax	(11,202)	(11,793)
Tax Effect	2,923	3,077
Unamortized Actuarial Losses and Prior Service Costs Related to Pension and Postretirement Benefits, net of tax	(8,279)	(8,716)
Accumulated Other Comprehensive Loss:
Before Tax	(11,065)	(11,528)
Tax Effect	2,894	3,021
Net Accumulated Other Comprehensive Loss	$(8,171)	$(8,507)
See accompanying notes to consolidated financial statements.

OTTER TAIL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30,
(in thousands)	2021	2020

Operating Activities
Net Income	$125,152	$77,183
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	68,109	61,230
Deferred Tax Credits	(558)	(986)
Deferred Income Taxes	18,835	20,353
Change in Deferred Debits and Other Assets	6,166	3,439
Discretionary Contribution to Pension Plan	(10,000)	(11,200)
Change in Noncurrent Liabilities and Deferred Credits	2,662	3,237
Allowance for Equity Funds Used During Construction	(427)	(3,104)
Stock Compensation Expense	6,354	5,282
Other, Net	(3,480)	(176)
Cash (Used for) Provided by Current Assets and Current Liabilities:
Change in Receivables	(64,800)	(20,025)
Change in Inventories	(22,450)	15,980
Change in Other Current Assets	(12,159)	2,023
Change in Payables and Other Current Liabilities	40,574	(12,063)
Change in Interest Payable and Income Taxes Receivable/Payable	774	103
Net Cash Provided by Operating Activities	154,752	141,276
Investing Activities
Capital Expenditures	(117,312)	(220,630)
Proceeds from Disposal of Noncurrent Assets	5,819	4,617
Cash Used for Investments and Other Assets	(5,591)	(6,372)
Net Cash Used in Investing Activities	(117,084)	(222,385)
Financing Activities
Change in Checks Written in Excess of Cash	(3,133)	90
Net Short-Term Borrowings	16,860	42,600
Proceeds from Issuance of Common Stock	—	35,219
Common Stock Issuance Expenses	(67)	(465)
Payments for Shares Withheld for Employee Tax Obligations	(1,633)	(2,069)
Proceeds from Issuance of Long-Term Debt	—	75,000
Debt Issuance Expenses	(772)	(369)
Payments for Retirement of Long-Term Debt	(169)	(136)
Dividends Paid	(48,645)	(45,056)
Net Cash (Used in) Provided by Financing Activities	(37,559)	104,814
Net Change in Cash and Cash Equivalents	109	23,705
Cash and Cash Equivalents at Beginning of Period	1,163	21,199
Cash and Cash Equivalents at End of Period	$1,272	$44,904

Supplemental Disclosure of Noncash Investing Activities
Accrued Property, Plant, and Equipment Additions	$14,358	$112,314
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
Because of the coronavirus (COVID-19) pandemic, the seasonality of our businesses and other factors, the earnings for the three and nine months ended September 30, 2021 should not be taken as an indication of earnings for all or any part of the balance of the current year or as an indication of earnings for future years.
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
Information for each segment and our unallocated corporate costs for the three and nine months ended September 30, 2021 and 2020 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020

Operating Revenue[1]
Electric	$118,775	$115,213	$348,629	$333,213
Manufacturing	89,977	59,849	250,085	174,276
Plastics	107,542	60,693	264,898	155,769
Total	$316,294	$235,755	$863,612	$663,258
Net Income (Loss)
Electric	$22,528	$24,737	$55,547	$54,225
Manufacturing	4,200	3,311	15,290	8,476
Plastics	28,410	10,343	60,102	20,922
Corporate	(2,384)	(2,457)	(5,787)	(6,440)
Total	$52,754	$35,934	$125,152	$77,183

[1]Amounts reflect operating revenues to external customers. Intersegment operating revenues are not material for any period presented.

The following provides the identifiable assets by segment and corporate assets as of September 30, 2021 and December 31, 2020:

(in thousands)	September 30, 2021	December 31, 2020

Identifiable Assets
Electric	$2,271,636	$2,233,399
Manufacturing	242,414	191,005
Plastics	143,615	99,767
Corporate	55,483	54,183
Total	$2,713,148	$2,578,354
3. Revenue
We present our operating revenues to external customers, in total and by amounts arising from contracts with customers and alternative revenue program (ARP) arrangements, disaggregated by revenue source and segment for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020

Operating Revenues
Electric Segment
Retail: Residential	$33,902	$32,734	$100,067	$96,440
Retail: Commercial and Industrial	60,557	64,918	185,376	189,771
Retail: Other	1,979	1,953	5,687	5,550
Total Retail	96,438	99,605	291,130	291,761
Transmission	13,300	12,288	37,085	32,802
Wholesale	6,944	1,500	14,711	3,141
Other	2,093	1,820	5,703	5,509
Total Electric Segment	118,775	115,213	348,629	333,213
Manufacturing Segment
Metal Parts and Tooling	76,455	50,957	210,141	145,435
Plastic Products and Tooling	10,198	7,600	30,624	25,323
Scrap Metal Sales	3,324	1,292	9,320	3,518
Total Manufacturing Segment	89,977	59,849	250,085	174,276
Plastics Segment
PVC Pipe	107,542	60,693	264,898	155,769
Total Operating Revenue	316,294	235,755	863,612	663,258
Less: Non-contract Revenues Included Above
Electric Segment - ARP Revenues	(33)	2,778	(2,790)	2,900
Total Operating Revenues from Contracts with Customers	$316,327	$232,977	$866,402	$660,358
4. Select Balance Sheet Information
Receivables and Allowance for Credit Losses
Receivables as of September 30, 2021 and December 31, 2020 are as follows:

(in thousands)	September 30, 2021	December 31, 2020

Receivables
Trade	$152,906	$87,048
Other	11,182	8,939
Unbilled Receivables	17,003	21,187
Total Receivables	181,091	117,174
Less: Allowance for Credit Losses	2,332	3,215
Receivables, net of allowance for credit losses	$178,759	$113,959

The following is a summary of activity in the allowance for credit losses for the nine months ended September 30, 2021 and 2020:

(in thousands)	2021	2020

Beginning Balance, January 1	$3,215	$1,339
Additions Charged to Expense	177	1,845
Reductions for Amounts Written Off, Net of Recoveries	(1,060)	(923)
Ending Balance, September 30	$2,332	$2,261
Inventories
Inventories consist of the following as of September 30, 2021 and December 31, 2020:

(in thousands)	September 30, 2021	December 31, 2020

Finished Goods	$25,727	$22,046
Work in Process	29,932	16,210
Raw Material, Fuel and Supplies	58,956	53,909
Total Inventories	$114,615	$92,165
Investments
The following is a summary of our investments as of September 30, 2021 and December 31, 2020:

(in thousands)	September 30, 2021	December 31, 2020

Corporate-Owned Life Insurance Policies	$40,096	$36,825
Debt Securities	9,208	9,260
Money Market Funds	953	4,075
Mutual Funds	5,170	1,662
Other Investments	29	34
Total Investments	$55,456	$51,856
The amount of unrealized gains and losses on debt securities as of September 30, 2021 and December 31, 2020 are not material and no unrealized losses were deemed to be other-than-temporary. In addition, the amount of unrealized gains and losses on marketable equity securities still held as of September 30, 2021 and December 31, 2020 are not material.
Property, Plant and Equipment
Major classes of property, plant and equipment as of September 30, 2021 and December 31, 2020 include:

(in thousands)	September 30, 2021	December 31, 2020

Electric Plant in Service
Electric Plant in Service	$2,705,778	$2,531,352
Construction Work in Progress	100,495	203,078
Total Gross Electric Plant	2,806,273	2,734,430
Less Accumulated Depreciation and Amortization	822,441	778,988
Net Electric Plant	1,983,832	1,955,442
Nonelectric Property, Plant and Equipment
Nonelectric Property, Plant and Equipment in Service	263,880	258,730
Construction Work in Progress	15,564	9,290
Total Gross Nonelectric Property, Plant and Equipment	279,444	268,020
Less Accumulated Depreciation and Amortization	180,053	174,189
Net Nonelectric Property, Plant and Equipment	99,391	93,831
Net Property, Plant and Equipment	$2,083,223	$2,049,273

5. Regulatory Matters
Regulatory Assets and Liabilities
The following presents our current and long-term regulatory assets and liabilities as of September 30, 2021 and December 31, 2020 and the period we expect to recover or refund such amounts:

	Period of	September 30, 2021		December 31, 2020
(in thousands)	Recovery/Refund	Current	Long-Term	Current	Long Term

Regulatory Assets
Pension and Other Postretirement Benefit Plans[1]	Various	$11,037	$139,467	$11,037	$146,071
Alternative Revenue Program Riders[2]	Up to 3 years	7,229	8,225	8,871	9,373
Asset Retirement Obligations[1]	Asset lives	—	7,065	—	8,462
ISO Cost Recovery Trackers[1]	Up to 2 years	270	1,027	1,079	867
Unrecovered Project Costs[1]	Up to 3 years	3,227	1,456	361	2,989
Deferred Rate Case Expenses[1]	Various	637	936	360	230
Debt Reacquisition Premiums[1]	Up to 12 years	117	262	192	341
Other[1]	Various	—	77	—	62
Total Regulatory Assets		$22,517	$158,515	$21,900	$168,395
Regulatory Liabilities
Deferred Income Taxes	Asset lives	$—	$130,555	$—	$134,719
Plant Removal Obligations	Asset lives	5,893	96,734	—	98,707
Fuel Clause Adjustments	Up to 1 year	5,692	—	10,947	—
Alternative Revenue Program Riders	Various	5,265	2,507	3,581	470
Pension and Other Postretirement Benefit Plans	Up to 1 year	1,959	—	1,959	—
Derivative Instruments	Various	6,136	787	—	—
Other	Various	378	150	176	77
Total Regulatory Liabilities		$25,323	$230,733	$16,663	$233,973

[1]Costs subject to recovery without a rate of return.
[2]Amount eligible for recovery includes an incentive or rate of return.
6. Short-Term and Long-Term Borrowings
The following is a summary of our outstanding short and long-term borrowings by borrower, Otter Tail Corporation (OTC) or Otter Tail Power Company (OTP), as of September 30, 2021 and December 31, 2020:
Short-Term Debt
The following is a summary of our lines of credit as of September 30, 2021 and December 31, 2020:

		September 30, 2021			December 31, 2020
(in thousands)	Line Limit	Amount Outstanding	Letters of Credit	Amount Available	Amount Available

OTC Credit Agreement	$170,000	$36,624	$—	$133,376	$104,834
OTP Credit Agreement	170,000	61,233	13,159	95,608	140,068
Total	$340,000	$97,857	$13,159	$228,984	$244,902
On September 30, 2021, OTC entered into a Fourth Amended and Restated Credit Agreement (the OTC Credit Agreement) and OTP entered into a Third Amended and Restated Credit Agreement (the OTP Credit Agreement) amending and restating the previously existing credit agreements to extend the maturity date of each agreement to September 30, 2026. The agreements both provide for $170 million revolving lines of credit to support operations, and borrowings which may be used for working capital needs and other capital requirements, to refinance certain indebtedness and for the issuance of letters of credit in an aggregate not to exceed $40 million for the OTC Credit Agreement and $50 million for the OTP Credit Agreement. Each credit facility includes an accordion provision allowing the borrower to increase the available borrowing capacity, subject to certain terms and conditions. The borrowing capacity of the OTC Credit Agreement can be increased to $290 million and the OTP Credit Agreement can be increased to $250 million. Borrowings under each credit facility are subject to a variable rate of interest on outstanding balances and a commitment fee is applied based on the average unused amount available to be drawn under the respective facility. The variable rate of interest to be charged is based on either LIBOR or a Base Rate, as defined in the agreement, selected by the borrower at the time of an advance, subject to the conditions of each agreement, plus an applicable credit spread. The credit spread ranges from 0.125% to 2.00% for the OTC Credit Agreement and from zero to 1.75% for the OTP Credit Agreement, depending on the benchmark interest rate selected and is subject to adjustment based on the credit ratings of the borrower. As of September 30, 2021, the weighted-average LIBOR Rate based interest rate was 1.59% and 1.33% under the OTC Credit Agreement and OTP Credit Agreement, respectively.
Each credit facility contains a number of restrictions on the borrower, including restrictions on their ability to merge, sell assets, make investments, create or incur liens on assets, guarantee the obligations of any other party and engage in transactions with related parties. The agreements also contain certain financial and non-financial covenants and defined events of default, and include provisions for the replacement of the LIBOR benchmark rate in the event that LIBOR is no longer available.
Long-Term Debt
The following is a summary of outstanding long-term debt by borrower as of September 30, 2021 and December 31, 2020:

				(in thousands)
Entity	Debt Instrument	Rate	Maturity	September 30, 2021	December 31, 2020

OTC	Guaranteed Senior Notes	3.55%	12/15/26	$80,000	$80,000
OTP	Series 2011A Senior Unsecured Notes	4.63%	12/01/21	140,000	140,000
OTP	Series 2007B Senior Unsecured Notes	6.15%	08/20/22	30,000	30,000
OTP	Series 2007C Senior Unsecured Notes	6.37%	08/02/27	42,000	42,000
OTP	Series 2013A Senior Unsecured Notes	4.68%	02/27/29	60,000	60,000
OTP	Series 2019A Senior Unsecured Notes	3.07%	10/10/29	10,000	10,000
OTP	Series 2020A Senior Unsecured Notes	3.22%	02/25/30	10,000	10,000
OTP	Series 2020B Senior Unsecured Notes	3.22%	08/20/30	40,000	40,000
OTP	Series 2007D Senior Unsecured Notes	6.47%	08/20/37	50,000	50,000
OTP	Series 2019B Senior Unsecured Notes	3.52%	10/10/39	26,000	26,000
OTP	Series 2020C Senior Unsecured Notes	3.62%	02/25/40	10,000	10,000
OTP	Series 2013B Senior Unsecured Notes	5.47%	02/27/44	90,000	90,000
OTP	Series 2018A Senior Unsecured Notes	4.07%	02/07/48	100,000	100,000
OTP	Series 2019C Senior Unsecured Notes	3.82%	10/10/49	64,000	64,000
OTP	Series 2020D Senior Unsecured Notes	3.92%	02/25/50	15,000	15,000
OTC	PACE Note	2.54%	03/18/21	—	169
Total				$767,000	$767,169
Less:	Current Maturities Net of Unamortized Debt Issuance Costs			169,962	140,087
	Unamortized Long-Term Debt Issuance Costs			2,419	2,650
Total Long-Term Debt Net of Unamortized Debt Issuance Costs				$594,619	$624,432
On June 10, 2021, OTP entered into a Note Purchase Agreement pursuant to which OTP agreed to issue, in a private placement transaction, $230 million aggregate principal amount of senior unsecured notes consisting of (a) $40 million of 2.74% Series 2021A Senior Unsecured Notes due November 29, 2031, (b) $100 million of 3.69% Series 2021B Senior Unsecured Notes due November 29, 2051 and (c) $90 million of 3.77% Series 2022A Senior Unsecured Notes due May 20, 2052. As of September 30, 2021, there were no amounts outstanding. The funding of the notes will occur in two issuances, $140 million in November 2021 and $90 million in May 2022. The issuance of the notes is subject to the satisfaction of certain customary conditions to closing.
Financial Covenants
Certain of OTC's and OTP's short-term and long-term debt agreements require the borrower, whether OTC or OTP, to maintain certain financial covenants, including a maximum debt to total capitalization ratio of 0.60 to 1.00, a minimum interest and dividend coverage ratio of 1.50 to 1.00, and a maximum level of priority indebtedness. As of September 30, 2021, OTC and OTP were in compliance with these financial covenants.

7. Pension Plan and Other Postretirement Benefits
Pension Plan
Components of net periodic pension benefit cost for the three and nine months ended September 30, 2021 and 2020 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020

Service Cost–Benefit Earned During the Period	$1,866	$1,655	$5,597	$4,966
Interest Cost on Projected Benefit Obligation	2,915	3,264	8,745	9,790
Expected Return on Assets	(5,590)	(5,506)	(16,769)	(16,516)
Amortization of Net Actuarial Loss:
From Regulatory Asset	2,660	2,231	7,981	6,693
From Other Comprehensive Income	68	55	204	165
Net Periodic Pension Cost	$1,919	$1,699	$5,758	$5,098
We had no minimum funding requirement as of December 31, 2020 but made a discretionary plan contribution of $10.0 million in January 2021.
Executive Survivor and Supplemental Retirement Plan (ESSRP)
Components of net periodic pension benefit cost for the three and nine months ended September 30, 2021 and 2020 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020

Service Cost–Benefit Earned During the Period	$47	$45	$140	$134
Interest Cost on Projected Benefit Obligation	307	362	921	1,086
Amortization of Net Actuarial Loss:
From Regulatory Asset	30	24	92	71
From Other Comprehensive Income	124	85	373	256
Net Periodic Pension Cost	$508	$516	$1,526	$1,547
Other Postretirement Benefits
Components of net periodic postretirement benefit cost for the three and nine months ended September 30, 2021 and 2020 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020

Service Cost–Benefit Earned During the Period	$430	$461	$1,291	$1,385
Interest Cost on Projected Benefit Obligation	472	598	1,418	1,795
Amortization of Prior Service Cost
From Regulatory Asset	(1,397)	(1,169)	(4,192)	(3,508)
From Other Comprehensive Income	(35)	(28)	(107)	(86)
Amortization of Net Actuarial Loss
From Regulatory Asset	919	1,051	2,759	3,154
From Other Comprehensive Income	24	26	71	78
Net Periodic Postretirement Benefit Cost	$413	$939	$1,240	$2,818

8. Income Taxes
The reconciliation of the statutory federal income tax rate to our effective tax rate for each of the three and nine months ended September 30, 2021 and 2020 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Federal Statutory Rate	21.0%	21.0%	21.0%	21.0%
Increases (Decreases) in Tax from:
State Taxes on Income, Net of Federal Tax	5.0	5.0	5.0	5.0
Production Tax Credits (PTCs)	(5.0)	—	(6.0)	—
Amortization of Excess Deferred Income Taxes	(1.6)	(2.9)	(2.0)	(3.4)
North Dakota Wind Tax Credit Amortization, Net of Federal Tax	(0.2)	(0.6)	(0.3)	(0.8)
Excess Tax Deduction on Stock Awards	—	0.3	—	(0.4)
Allowance for Equity Funds Used During Construction	(0.1)	(0.7)	(0.1)	(0.8)
Other, Net	(0.8)	(1.9)	(0.7)	(1.2)
Effective Tax Rate	18.3%	20.2%	16.9%	19.4%
We began generating PTCs from our Merricourt wind farm placed in service in the fourth quarter of 2020. No PTCs were generated during the nine months ended September 30, 2020. Income tax benefits arising from PTCs are offset by corresponding operating revenue reductions.
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
Contingencies
FERC ROE. In November 2013 and February 2015, customers filed complaints with FERC seeking to reduce the ROE component of the transmission rates that MISO transmission owners, including OTP, may collect under the MISO tariff rate. FERC's most recent order, issued on November 19, 2020, adopted a revised ROE methodology and set the base ROE at 10.02% (10.52% with an adder) effective for the fifteen-month period from November 2013 to February 2015 and on a prospective basis beginning in September 2016. The order also dismissed any complaints covering the period from February 2015 to May 2016. The November 2020 opinion is subject to judicial review. We have deferred recognition and recorded a refund liability of $3.0 million as of September 30, 2021. This refund liability reflects our best estimate of required refunds to customers once all regulatory and judicial proceedings are completed.
Regional Haze Rule (RHR). The RHR was adopted in an effort to improve visibility in national parks and wilderness areas. The RHR requires states, in coordination with the EPA and other governmental agencies, to develop and implement plans to achieve natural visibility conditions. The second RHR implementation period covers the years 2018-2028. States are required to submit a state implementation plan to assess reasonable progress with the RHR and determine what additional emission reductions are appropriate, if any.
Coyote Station, OTP's jointly owned coal-fired power plant in North Dakota, is subject to assessment in the second implementation period under the North Dakota state implementation plan. In September 2021, the North Dakota Department of Environmental Quality (NDDEQ) made public a draft of its state implementation plan. The plan concluded it is not reasonable to require additional emission controls during this planning period. Following a consultation and public comment period, and any subsequent modifications to the plan, the NDDEQ will submit its state implementation plan to the EPA for approval.
We cannot predict with certainty the impact the state implementation plan may have on our business until the state implementation plan has been approved or otherwise acted on by the EPA. However, significant emission control investments could be required and the recovery of such costs from customers would require regulatory approval. Alternatively, investments in emission control equipment may prove to be uneconomic and result in an early retirement of, or the sale of our interest in, Coyote Station, subject to regulatory approval. We cannot estimate the financial effects such a retirement or sale may have on our consolidated operating results, financial position or cash flows, but such amounts could be material and the recovery of such costs from customers would be subject to regulatory approval.

Westmoreland Coal Company (Westmoreland) Arbitration. In December 2018, insurers for Westmoreland, Westmoreland and its affiliated companies filed an arbitration demand against the co-owners of Coyote Station, including OTP, a 35% co-owner. The claimant insurers are pursuing recovery in the amount of $5.5 million, plus prejudgment interest to recover business interruption insurance proceeds paid to Westmoreland or its affiliates arising from a boiler feed pump explosion in December 2014 at the facility. The explosion and ensuing repairs reduced the amount of coal purchased from a Westmoreland affiliate under an existing coal purchase agreement. The Westmoreland insurers claim the co-owners breached the minimum purchase obligations in the coal purchase agreement. As of September 30, 2021, we have recorded an estimated liability for losses to be incurred related to this matter based upon the most recent information available, however, ultimate losses could be in excess of the amount recorded. Any losses incurred from this matter could be eligible for recovery through typical cost recovery processes of our electric utility business. The potential cost recovery would be subject to regulatory approval.
Other Contingencies. We are party to litigation and regulatory matters arising in the normal course of business. We regularly analyze relevant information and, as necessary, estimate and record accrued liabilities for legal, regulatory enforcement and other matters in which a loss is probable of occurring and can be reasonably estimated. We believe the effect on our consolidated operating results, financial position and cash flows, if any, for the disposition of all matters pending as of September 30, 2021, other than those discussed above, will not be material.
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
Dividend Restrictions
Otter Tail Corporation is a holding company with no significant operations of its own. The primary source of funds for payments of dividends to our shareholders is from dividends paid or distributions made by our subsidiaries. As a result of certain statutory limitations or regulatory or financing agreements, restrictions could occur on the amount of distributions allowed to be made by our subsidiaries. Both the OTC Credit Agreement and OTP Credit Agreement contain restrictions on the payment of cash dividends upon a default or event of default, including failure to maintain certain financial covenants. As of September 30, 2021, we were in compliance with these financial covenants.
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
The MPUC indirectly limits the amount of dividends OTP can pay to the Company by requiring an equity-to-total-capitalization ratio between 47.5% and 58.1% based on OTP’s 2020 capital structure petition effective by order of the MPUC on July 15, 2020. As of September 30, 2021, OTP’s equity-to-total-capitalization ratio including short-term debt was 52.6% and its net assets restricted from distribution totaled approximately $674.9 million. Under the 2020 capital structure petition, total capitalization for OTP cannot exceed $1.7 billion.
11. Share-Based Payments
Stock Compensation Expense
Stock-based compensation expense arising from our employee stock purchase plan and share-based compensation plans, recognized within operating expenses in the consolidated statements of income, amounted to $0.8 million and $1.3 million for the three months ended September 30, 2021 and 2020, respectively, and $6.4 million and $5.3 million for the nine months ended September 30, 2021 and 2020, respectively.
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

The following is a summary of stock award activity for the nine months ended September 30, 2021:

	Shares	Weighted Average Grant-Date Fair Value

Nonvested, January 1, 2021	128,664	$44.30
Granted	57,650	43.10
Vested	(47,646)	42.98
Forfeited	(2,075)	40.95
Nonvested, September 30, 2021	136,593	$44.30
The fair value of vested awards was $2.1 million and $2.8 million during the nine months ended September 30, 2021 and 2020.
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
The grant date fair value of stock performance awards granted during the nine months ended September 30, 2021 and 2020 was determined using a Monte Carlo fair value simulation model incorporating the following assumptions:

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
The following is a summary of stock performance award activity for the nine months ended September 30, 2021 (share amounts reflect awards at target):

	Shares	Weighted Average Grant-Date Fair Value

Nonvested, January 1, 2021	164,600	$42.32
Granted	79,000	38.34
Vested	(54,000)	35.73
Forfeited	—	—
Nonvested, September 30, 2021	189,600	$42.54
The fair value of vested awards was $2.5 million and $3.4 million during the nine months ended September 30, 2021 and 2020.
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

The following includes the computation of the denominator for basic and diluted weighted-average shares outstanding for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020

Weighted Average Common Shares Outstanding – Basic	41,504	40,914	41,487	40,548
Effect of Dilutive Securities:
Stock Performance Awards	262	98	209	107
Stock Awards	88	49	82	53
Employee Stock Purchase Plan Shares and Other	15	17	17	25
Dilutive Effect of Potential Common Shares	365	164	308	185
Weighted Average Common Shares Outstanding – Diluted	41,869	41,078	41,795	40,733
The amount of shares excluded from diluted weighted-average common shares outstanding because such shares were anti-dilutive was not material for the three and nine months ended September 30, 2021 and 2020.
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
As of September 30, 2021, OTP had outstanding pay-fixed, receive-variable swap agreements with an aggregate notional amount of 356,200 megawatt-hours of electricity, which will be settled periodically through 2022. As of September 30, 2021, the aggregate fair value of these contracts was $6.9 million, of which $6.1 million is included in other current assets and $0.8 million is included in other noncurrent assets on the consolidated balance sheets.
14. Fair Value Measurements
The following tables present our assets measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020 classified by the input method used to measure fair value:

	Level 1	Level 2	Level 3

September 30, 2021
Investments:
Money Market Funds	$953	$—	$—
Mutual Funds	5,170	—	—
Corporate Debt Securities	—	2,377	—
Government-Backed and Government-Sponsored Enterprises’ Debt Securities	—	6,831	—
Derivative Instruments	—	6,923	—
Total Assets	$6,123	$16,131	$—
December 31, 2020
Investments:
Money Market Funds	$4,075	$—	$—
Mutual Funds	1,662	—	—
Corporate Debt Securities	—	2,627	—
Government-Backed and Government-Sponsored Enterprises’ Debt Securities	—	6,633	—
Total Assets	$5,737	$9,260	$—
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

In addition to assets recorded at fair value on a recurring basis, we also hold financial instruments that are not recorded at fair value in the consolidated balance sheets but for which disclosure of the fair value of these financial instruments is provided. The following reflects the carrying value and estimated fair value of these assets and liabilities as of September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Assets:
Cash and Cash Equivalents	$1,272	$1,272	$1,163	$1,163
Total	1,272	1,272	1,163	1,163
Liabilities:
Short-Term Debt	97,857	97,857	80,997	80,997
Long-Term Debt	764,581	873,632	764,519	858,455
Total	$862,438	$971,489	$845,516	$939,452

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
You should read the following discussion and analysis of our financial condition and results of operations together with our interim financial statements and the related notes appearing under Item 1 of this Quarterly Report on Form 10-Q, and our annual financial statements and the related notes along with the discussion and analysis of our financial condition and results of operations contained in our Annual Report on Form 10-K for the year ended December 31, 2020.
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
Beginning in March 2020, COVID-19 and the resulting economic conditions negatively impacted operating results of our Manufacturing segment as customer demand declined significantly in the second quarter of 2020. Sales volumes strengthened in the third and fourth quarters of 2020 due to strong recreational vehicle and lawn and garden end-market demand. Our Electric and Plastics segments operating results were also impacted in 2020. Within our Electric segment, we experienced reduced demand from commercial and industrial customers and increased costs for bad debts. In our Plastics segment, we experienced lower sales volumes in the second quarter of 2020 as distributors of our products reduced inventory levels given the uncertainty of the potential impact of COVID-19. Sales volumes recovered and gross profit margins increased in the third and fourth quarters of 2020, and have continued to increase in 2021, due to increased demand and supply disruptions.
The impact of COVID-19 and the resulting macroeconomic conditions on our business and financial results began to ease in the first quarter of 2021 and continued to do so through the third quarter of 2021. However, uncertainty remains regarding the magnitude and duration of the pandemic and resulting financial effects. Increased infection rates and any future responses to mitigate the spread of the virus, including any potential vaccination mandates that would apply to our employees, could impact our business and our financial results in future periods.
Recently, the Department of Labor’s Occupational Safety and Health Administration (“OSHA”) drafted an emergency temporary standard requiring all employers with at least 100 employees to ensure their employees are fully vaccinated or require weekly testing for unvaccinated employees. On October 12, 2021, OSHA sent a draft of the standard to the White House regulatory office for approval and it is anticipated to be acted upon soon. Additionally, President Biden issued an executive order on September 9, 2021, which requires employees of certain federal contractors and covered subcontractors to be vaccinated, with no weekly testing option, unless they have an approved disability or religious exemption. We expect one, or both, of these new regulations will apply to at least some, and possibly all, of our businesses. The exact impact the new regulations could have on our companies is uncertain at this time. However, it could result in employee attrition, difficulty fulfilling future labor needs, additional costs related to compliance and may have an adverse effect on our future operating results.
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
Steel supply shortages arose primarily due to steel mill capacity reductions in 2020 in response to lower steel demand due to COVID-19. Production and availability of steel have begun to improve as steel mill facilities have increased production capacities in response to strong market demand for steel products. The combination of steel supply shortages and strong demand has led to significantly increased steel prices. The increase in steel prices has led to increased sale prices for our products at BTD, our metal fabrication business within our Manufacturing segment, as we pass along material cost increases to our customers. In addition, limited steel availability has led to increased complexity in managing our business, including our production schedules, and other increased costs. We anticipate increased steel prices will continue throughout the remainder of 2021 and into 2022.
Resin shortages initially arose as a result of production plant shutdowns due to abnormally low temperatures and ice storms in the Gulf Coast region of the United States in the first quarter of 2021 and have been exacerbated by hurricane activity in the third quarter of the year. These supply constraints, along with robust domestic and global demand for PVC resin, have led to significantly increased resin prices. The increase in the price of resin, the primary material input into the PVC pipe manufactured by our Plastics segment businesses, along with strong customer demand for PVC pipe and low pipe inventories, due to the resin supply constraints, have led to rapidly increased sales prices for PVC pipe. The increase in sale prices has outpaced the increase in resin costs, leading to expanding gross profit margins and a significant increase in net earnings in our Plastics segment. We anticipate these market dynamics will persist through the remainder of 2021 and continue during the first half of 2022. We currently expect these conditions to subside beginning in the second half of 2022.
The marketplace dynamics impacting both our Manufacturing and Plastics segments are fluid and subject to change which may impact our operating results prospectively.

RESULTS OF OPERATIONS – QUARTER TO DATE
Provided below is a summary and discussion of our operating results on a consolidated basis followed by a discussion of the operating results of each of our segments: Electric, Manufacturing and Plastics. In addition to the segment results, we provide an overview of our Corporate costs. Our Corporate costs do not constitute a reportable segment but rather consist of unallocated general corporate expenses, such as corporate staff and overhead costs, the results of our captive insurance company and other items excluded from the measurement of segment performance. Corporate costs are added to operating segment totals to reconcile to totals on our consolidated statements of income.
Intersegment transactions were not material in 2021 or 2020 and amounted to less than $0.1 million of operating revenues and operating expenses for each period.
CONSOLIDATED RESULTS
The following table summarizes consolidated operating results for the three months ended September 30, 2021 and 2020:

(in thousands)	2021	2020	$ change	% change

Operating Revenues	$316,294	$235,755	$80,539	34.2%
Operating Expenses	241,766	183,026	58,740	32.1
Operating Income	74,528	52,729	21,799	41.3
Interest Charges	9,648	8,568	1,080	12.6
Nonservice Cost Components of Postretirement Benefits	505	842	(337)	(40.0)
Other Income	203	1,712	(1,509)	(88.1)
Income Before Income Taxes	64,578	45,031	19,547	43.4
Income Tax Expense	11,824	9,097	2,727	30.0
Net Income	$52,754	$35,934	$16,820	46.8%
Operating Revenues increased $80.5 million primarily due to rising PVC pipe prices and increased sales volumes within our Plastics segment and increased volumes and material cost, leading to increased sales prices, in our Manufacturing segment. Increased transmission services and wholesale revenues, partially offset by decreased retail revenues, within our Electric segment also contributed to higher operating revenues in the third quarter of 2021 compared to the same period last year. See our segment disclosures below for additional discussion of items impacting operating revenues.
Operating Expenses increased $58.7 million primarily due to increased costs of products sold in our Manufacturing and Plastics segments due to increased raw material costs and higher sales volumes, as well as increased labor costs. Operating expenses in our Electric segment increased primarily due to higher depreciation and amortization expense arising from our recent rate base investments and higher operating and maintenance expenses. See our segment disclosures below for additional discussion of items impacting operating expenses.
Interest Charges increased $1.1 million due to interest expense from our $40.0 million long-term debt issuance in August 2020, a higher level of short-term borrowings outstanding in 2021 compared to 2020 and a decrease in capitalized interest in 2021 following the completion and placement in service of Astoria Station in the first quarter of 2021.
Other Income decreased $1.5 million primarily due to lower earned equity AFUDC due to the completion and placement in-service of Astoria Station in the first quarter of 2021. During the construction of Astoria Station we earned AFUDC in our Minnesota jurisdiction.
Income Tax Expense increased $2.7 million primarily due to increased income before income taxes. Our effective tax rate was 18.3% in the third quarter of 2021 and 20.2% in the third quarter of 2020. The decrease in our effective tax rate was driven by PTCs earned in the third quarter of 2021 from our Merricourt wind farm, which was placed in service in the fourth quarter of 2020, partially offset by other permanent differences. See Note 8 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding factors impacting our effective tax rate in 2021 and 2020.

ELECTRIC SEGMENT RESULTS
The following table summarizes Electric segment operating results for the three months ended September 30, 2021 and 2020:

(in thousands)	2021	2020	$ change	% change

Retail Revenues	$96,438	$99,605	$(3,167)	(3.2)%
Transmission Services Revenues	13,300	12,288	1,012	8.2
Wholesale Revenues	6,944	1,500	5,444	362.9
Other Electric Revenues	2,093	1,830	263	14.4
Total Operating Revenues	118,775	115,223	3,552	3.1
Production Fuel	17,698	11,554	6,144	53.2
Purchased Power	9,878	13,428	(3,550)	(26.4)
Operating and Maintenance Expenses	36,465	32,845	3,620	11.0
Depreciation and Amortization	17,874	15,647	2,227	14.2
Property Taxes	4,474	4,333	141	3.3
Operating Income	$32,386	$37,416	$(5,030)	(13.4)%

	2021	2020	change	% change

Electric kilowatt-hour (kwh) Sales (in thousands)
Retail kwh Sales	1,076,580	1,075,336	1,244	0.1%
Wholesale kwh Sales – Company Generation	174,187	75,884	98,303	129.5
Heating Degree Days	3	61	(58)	(95.1)
Cooling Degree Days	463	363	100	27.5

The operating results of our Electric segment are impacted by fluctuations in weather conditions and the resulting demand for electricity for heating and cooling. The following table shows heating and cooling degree days as a percent of normal for the three months ended September 30, 2021 and 2020.

	2021	2020

Heating Degree Days	5.8%	115.1%
Cooling Degree Days	132.7%	104.6%

The following table summarizes the estimated effect on diluted earnings per share of the difference in retail kwh sales under actual weather conditions and expected retail kwh sales under normal weather conditions in 2021 and 2020, and between years.

	2021 vs Normal	2021 vs 2020	2020 vs Normal

Effect on Diluted Earnings Per Share	$0.03	$0.02	$0.01

Retail Revenues decreased $3.2 million primarily due to the following:
•The recognition of $2.6 million of Minnesota transmission rider revenue in the third quarter of 2020 resulting from a favorable judicial decision regarding the state jurisdictional treatment of federally approved transmission projects.
•A $1.2 million decrease in fuel recovery revenues largely due to lower purchased power costs and credits provided to retail customers from increased margins on wholesale sales, but partially offset by increased recovery of higher production fuel costs.
•A decrease in revenue from the combination of reduced demand from residential and commercial and industrial customers, exclusive of the impact of weather, net of the effect of a change in customer usage mix.
These decreases in revenue were partially offset by a $1.2 million increase in consumption from the favorable impact of weather in the third quarter of 2021 compared to the same period last year.
Transmission Services Revenues increased $1.0 million primarily due to increased generator interconnection revenues.
Wholesale Revenues increased $5.4 million as a result of a 129.5% increase in wholesale sales volumes and a 101.7% increase in wholesale prices driven by increased fuel costs and market demand for wholesale energy.
Production Fuel costs increased $6.1 million mainly as a result of a 41.4% increase in kwhs generated from our fuel-burning plants due to higher demand and favorable prices for energy in wholesale markets. In addition, increased fuel cost per kwh also contributed to higher production fuel costs in the third quarter of 2021.
Purchased Power costs to serve retail customers decreased $3.6 million primarily due to a 48.9% decrease in the volume of purchased power as our recent capacity additions provide additional generation resources to serve customer demand and market conditions led to operating our existing facilities at higher capacity factors in lieu of purchasing power at higher market prices, but partially offset by an increase in the cost of purchased power per kwh in the third quarter of 2021.
Operating and Maintenance Expense increased $3.6 million mainly due to:
•$1.4 million of Merricourt and Astoria Station operating and maintenance expenses incurred in the third quarter of 2021 as these facilities are now commercially operational.
•$2.1 million of maintenance costs arising from our planned outage at Big Stone plant, which began in the third quarter of 2021 and we expect will be completed in the fourth quarter of the year.
•Other additional expenses include an increase in transmission tariff expense from higher transmission volumes and increased travel costs as business travel recovers from the impact of COVID-19.
These expense increases were partially offset by, among other items, lower operating costs following the closure of Hoot Lake Plant in May 2021 and lower bad debt expense due to improving customer collections as the economic impact of COVID-19 has eased.
Depreciation and Amortization expense increased $2.2 million primarily due to Merricourt and Astoria Station being placed in service in the fourth quarter of 2020 and the first quarter of 2021, respectively.
MANUFACTURING SEGMENT RESULTS
The following table summarizes Manufacturing segment operating results for the three months ended September 30, 2021 and 2020:

(in thousands)	2021	2020	$ change	% change

Operating Revenues	$89,977	$59,849	$30,128	50.3%
Cost of Products Sold (excluding depreciation)	70,148	44,444	25,704	57.8
Other Operating Expenses	10,161	6,901	3,260	47.2
Depreciation and Amortization	3,794	3,759	35	0.9
Operating Income	$5,874	$4,745	$1,129	23.8%
Operating Revenues increased $30.1 million primarily due to a 41.3% increase in material costs at BTD, which is passed through to customers, as steel prices increased significantly from the previous year. Steel prices have increased as steel mill production has not matched customer demand as mill capacity recovers from shutdowns in 2020 resulting from the COVID-19 pandemic. A 4.0% increase in sales volumes and an increase in scrap revenues, primarily due to higher scrap metal prices, also contributed to the increase in operating revenues. We anticipate steel prices will remain elevated for the remainder of 2021 and into 2022. Increased horticultural product sales volumes at T.O. Plastics in 2021, driven by increasing customer demand, as well as increased sales prices also contributed to increased operating revenues in 2021 as compared to 2020.
Cost of Products Sold increased $25.7 million primarily due to increased volumes and higher material, labor and freight costs at BTD. The increase in material cost is largely driven by increased steel prices as mentioned above. The increases in labor and freight costs and lower productivity resulted in lower gross profit margins compared to the same period in 2020. Lower productivity during the period was primarily the result of recent increases in headcount and the time required for new employee to achieve peak productivity. Increased sales volumes and production activity at T.O. Plastics also contributed to the increase in cost of products sold in 2021.
Other Operating Expenses increased $3.3 million in the third quarter of 2021 compared to 2020. In the third quarter of 2021 other operating expenses were impacted by increased incentive based compensation and other costs necessary to support higher business volumes.
PLASTICS SEGMENT RESULTS
The following table summarizes Plastics segment operating results for the three months ended September 30, 2021 and 2020:

(in thousands)	2021	2020	$ change	% change

Operating Revenues	$107,542	$60,693	$46,849	77.2%
Cost of Products Sold (excluding depreciation)	64,064	42,415	21,649	51.0
Other Operating Expenses	3,832	3,250	582	17.9
Depreciation and Amortization	1,099	905	194	21.4
Operating Income	$38,547	$14,123	$24,424	172.9%
Operating Revenues increased $46.8 million, primarily due to a 103.6% increase in the price per pound of PVC pipe sold. The increase in sale prices was largely due to the combination of PVC resin supply constraints, which has led to limited PVC pipe inventory, and strong demand for PVC pipe products. Resin supply in the third quarter of 2021 was negatively impacted by disruptions caused by Hurricane Ida in the Gulf Coast region, which compounded supply constraints that began in the first quarter of 2021 as a result of plant shutdowns caused by extreme winter weather. Pounds of pipe sold in the third quarter of 2021 decreased 13.0% from the same period last year. We anticipate sales prices will remain elevated throughout the remainder of 2021 and into 2022, as resin suppliers work to fulfill purchase allotments and pipe manufacturers continue to replenish depleted inventories while customer demand remains strong.
Cost of Products Sold increased $21.6 million primarily due to increased PVC resin and other input material costs per pound, which increased 91.7% compared to the same period in the previous year. Increases in labor and freight costs in 2021 also contributed to the increase in cost of products sold.

Other Operating Expenses increased $0.6 million as a result of an increase in variable costs associated with the increased financial results in 2021.
CORPORATE COSTS
The following table summarizes Corporate operating results for the three months ended September 30, 2021 and 2020:

(in thousands)	2021	2020	$ change	% change

Other Operating Expenses	$2,231	$3,471	$(1,240)	(35.7)%
Depreciation and Amortization	48	84	(36)	(42.9)
Operating Loss	$2,279	$3,555	$(1,276)	(35.9)%
Other Operating Expenses decreased $1.2 million primarily due to decreased stock and incentive based compensation cost as a result of the timing of expense recognition, which can fluctuate due to changes in estimates of annual financial performance relative to targeted amounts.

RESULTS OF OPERATIONS – YEAR TO DATE
Intersegment transactions were not material in 2021 or 2020 and amounted to less than $0.1 million of operating revenues and operating expenses for each period.
CONSOLIDATED RESULTS
The following table summarizes consolidated operating results for the nine months ended September 30, 2021 and 2020:

(in thousands)	2021	2020	$ change	% change

Operating Revenues	$863,612	$663,258	$200,354	30.2%
Operating Expenses	685,063	543,331	141,732	26.1
Operating Income	178,549	119,927	58,622	48.9
Interest Charges	28,601	25,353	3,248	12.8
Nonservice Cost Components of Postretirement Benefits	1,511	2,581	(1,070)	(41.5)
Other Income	2,095	3,733	(1,638)	(43.9)
Income Before Income Taxes	150,532	95,726	54,806	57.3
Income Tax Expense	25,380	18,543	6,837	36.9
Net Income	$125,152	$77,183	$47,969	62.1%
Operating Revenues increased $200.4 million primarily due to higher PVC pipe prices within our Plastics segment and increased volumes and material costs, leading to higher sales prices, in our Manufacturing segment. Increased transmission services and wholesale revenues within our Electric segment also contributed to the higher operating revenues in 2021. See our segment disclosures below for additional discussion of items impacting operating revenues.
Operating Expenses increased $141.7 million in 2021 primarily due to increased costs of products sold in our Plastics and Manufacturing segments due to higher raw material costs and sales volumes. Operating expenses in our Electric segment increased primarily from higher operating and maintenance and depreciation and amortization expenses, in each case largely the result of our recent rate base investments and the associated operating costs of such investments. See our segment disclosures below for additional discussion of items impacting operating expenses.
Interest Charges increased $3.2 million in 2021 due to a debt issuance in our Electric segment in the third quarter of 2020, increased outstanding borrowings under our short-term debt arrangements, both of which were largely used to finance rate base investments in our Electric segment, and a decrease in capitalized interest in 2021 due to the completion and placement in service of Astoria Station in the first quarter of 2021.
Nonservice Cost Components of Postretirement Benefits decreased $1.1 million in 2021 due to a change in how prescription drug coverage is provided to retirees and the impact of nonservice costs from a decrease in the discount rate from 2020 to 2021.
Other Income decreased $1.6 million in 2021 due to a $2.7 million decrease in earned equity AFUDC due primarily to the completion and placement in service of Astoria Station in the first quarter of 2021, but partially offset by increases in the values of corporate-owned life insurance policies and other investments in 2021 compared to 2020.
Income Tax Expense increased $6.8 million in 2021 primarily due to increased income before income taxes. Our effective tax rate was 16.9% in 2021 and 19.4% in 2020 with the decrease primarily driven by PTCs earned in 2021 from our Merricourt wind farm, which was placed in service in the fourth quarter of 2020. See Note 8 to our consolidated financial statements included in the report on Form 10-Q for additional information regarding factors impacting our effective tax rate.

ELECTRIC SEGMENT RESULTS
The following table summarizes Electric segment operating results for the nine months ended September 30, 2021 and 2020:

(in thousands)	2021	2020	$ change	% change

Retail Revenues	$291,130	$291,761	$(631)	(0.2)%
Transmission Services Revenues	37,085	32,802	4,283	13.1
Wholesale Revenues	14,711	3,141	11,570	368.4
Other Electric Revenues	5,703	5,548	155	2.8
Total Operating Revenues	348,629	333,252	15,377	4.6
Production Fuel	44,576	34,077	10,499	30.8
Purchased Power	40,273	45,940	(5,667)	(12.3)
Operating and Maintenance Expenses	114,615	106,639	7,976	7.5
Depreciation and Amortization	53,335	47,063	6,272	13.3
Property Taxes	13,136	12,601	535	4.2
Operating Income	$82,694	$86,932	$(4,238)	(4.9)%

Electric kilowatt-hour (kwh) Sales (in thousands)
Retail kwh Sales	3,511,730	3,538,299	(26,569)	(0.8)%
Wholesale kwh Sales – Company Generation	358,761	156,948	201,813	128.6
Heating Degree Days	3,614	3,968	(354)	(8.9)
Cooling Degree Days	700	533	167	31.3

The operating results of our Electric segment are impacted by fluctuations in weather conditions and the resulting demand for electricity for heating and cooling. The following table shows heating and cooling degree days as a percent of normal for the nine months ended September 30, 2021 and 2020.

	2021	2020

Heating Degree Days	89.9%	99.3%
Cooling Degree Days	150.9%	116.9%

The following table summarizes the estimated effect on diluted earnings per share of the difference in retail kwh sales under actual weather conditions and expected retail kwh sales under normal weather conditions in 2021 and 2020, and between years.

	2021 vs Normal	2021 vs 2020	2020 vs Normal

Effect on Diluted Earnings Per Share	$0.02	$0.01	$0.01

Retail Revenues decreased $0.6 million primarily due to the following:
•A $4.7 million decrease in fuel recovery revenues largely due to lower purchased power costs and credits provided to retail customers from increased margins on wholesale sales, but partially offset by increased recovery of higher production fuel costs.
•The recognition of $2.6 million of Minnesota transmission rider revenue in the third quarter of 2020 resulting from a favorable judicial decision regarding the state jurisdictional treatment of federally approved transmission projects.
•A $1.6 million decrease in revenue from the combination of reduced demand from residential and commercial and industrial customers, exclusive of the impact of weather, net of the effect of a change in customer usage mix.
These decreases in revenue were partially offset by the following:
•A $3.6 million increase in rider revenues primarily related to the recovery of Merricourt and Astoria Station project costs and operating expenses.
•A $3.0 million increase in new revenue from an interim rate increase in Minnesota, net of estimated refunds, effective January 1, 2021 in connection with our rate case filed in November 2020.
•A $2.1 million increase in revenue from transmission rider recovery, due to increased transmission investments, and increased conservation improvement program spending.
Transmission Services Revenues increased $4.3 million primarily due to increased recovery of higher transmission costs and increased transmission investment as well as increased generator interconnection revenues.

Wholesale Revenues increased $11.6 million as a result of a 128.6% increase in wholesale sales volumes and a 104.9% increase in wholesale electric prices, primarily driven by increased fuel costs and high market demand for wholesale energy, which serves to drive up spot market prices for electricity.
Production Fuel costs increased $10.5 million primarily as a result of a 30.8% increase in kwhs generated from our fuel-burning plants due to higher demand and favorable prices for energy in wholesale markets.
Purchased Power costs to serve retail customers decreased $5.7 million mainly due to a 26.7% decrease in the volume of purchased power as our recent capacity additions provide additional generation resources to serve customer demand and market conditions led to operating our existing facilities at higher capacity factors in lieu of purchasing power at higher market prices.
Operating and Maintenance Expense increased $8.0 million, which was primarily the result of:
•$4.0 million of Merricourt and Astoria Station operating and maintenance expenses incurred in 2021 as these facilities are now commercially operational.
•$2.1 million of maintenance costs arising from our planned outage at Big Stone plant, which began in the third quarter of 2021 and we expect will be completed in the fourth quarter of the year.
•Other additional costs including a $1.6 million increase in transmission tariff expenses, a $1.0 million increase in vegetative maintenance cost, and an increase in conservation program expenditures.
These expense increases were partially offset by, among other items, $1.7 million of lower bad debt expense due to improving customer collections as the economic impact of COVID-19 has eased and lower operating costs following the closure of Hoot Lake Plant in May 2021.
Depreciation and Amortization expense increased $6.3 million primarily due to Merricourt and Astoria Station being placed in service in the fourth quarter of 2020 and in February 2021, respectively.
MANUFACTURING SEGMENT RESULTS
The following table summarizes Manufacturing segment operating results for the nine months ended September 30, 2021 and 2020:

(in thousands)	2021	2020	$ change	% change

Operating Revenues	$250,085	$174,276	$75,809	43.5%
Cost of Products Sold (excluding depreciation)	189,183	131,145	58,038	44.3
Other Operating Expenses	28,109	19,678	8,431	42.8
Depreciation and Amortization	11,395	11,244	151	1.3
Operating Income	$21,398	$12,209	$9,189	75.3%
Operating Revenues increased $75.8 million primarily due to higher revenues at BTD, which was largely driven by a 15.6% increase in sales volumes and a 25.5% increase in material costs, which are passed through to customers through increased sales prices. The increase in material costs is largely the result of historically high steel prices due to supply shortages as steel mill capacity rebounds from capacity reductions in 2020. Sales volumes in 2020 were negatively impacted by COVID-19 as customers implemented temporary plant shutdowns due to the pandemic. Sales volumes in 2021 have rebounded as customer demand across most end markets has been robust. An increase in horticultural product sales volumes at T.O. Plastics in 2021, driven by increasing customer demand, as well as increased sales prices, also contributed to increased operating revenues in 2021.
Cost of Products Sold increased $58.0 million primarily due to increased volumes and higher material, labor and freight costs at BTD. The increase in material cost is largely the result of high steel prices as mentioned above. Year to date gross profit margins are consistent with the prior year as increases in labor and freight costs and lower productivity in the third quarter of 2021 have been offset by higher sales volumes, as higher volumes have resulted in greater leveraging of fixed production costs. Increased sales volumes and production activity at T.O. Plastics has also contributed to the increase in cost of products sold in 2021. Year to date gross profit margins at T.O. Plastics increased compared to the same period in 2020, as higher production activities have resulted in greater leveraging of fixed production costs and sales prices have increased, resulting from input material cost inflation.
Other Operating Expenses increased $8.4 million in 2021 compared to 2020. Other operating expenses in 2020 were reduced by initiatives taken to reduce costs in an effort to mitigate the impact of declining sales volumes from the effects of COVID-19. Other operating expenses in 2021 were impacted by an increase in incentive based compensation arising from the improvement in financial results, and an increase in costs necessary to support the increase in business volumes.

PLASTICS SEGMENT RESULTS
The following table summarizes Plastics segment operating results for the nine months ended September 30, 2021 and 2020:

(in thousands)	2021	2020	$ change	% change

Operating Revenues	$264,898	$155,769	$109,129	70.1%
Cost of Products Sold (excluding depreciation)	169,584	115,432	54,152	46.9
Other Operating Expenses	10,450	8,990	1,460	16.2
Depreciation and Amortization	3,200	2,667	533	20.0
Operating Income	$81,664	$28,680	$52,984	184.7%
Operating Revenues increased $109.1 million, primarily due to a 71.1% increase in the price per pound of PVC pipe sold. As discussed above, sale prices have rapidly increased in 2021 due to the combination of PVC resin supply constraints, which has led to limited PVC pipe inventory, and strong demand for PVC pipe products. Resin supply constraints has impacted our production and sales volumes were down slightly compared to the previous year.
Cost of Products Sold increased $54.2 million primarily due to increased PVC resin and other input costs, which increased 60.3% compared to the same period in the previous year. Increases in labor and freight costs in 2021 also contributed to the increase in cost of products sold.
Other Operating Expenses increased $1.5 million as a result of an increase in variable costs associated with increased financial results in 2021.
CORPORATE COSTS
The following table summarizes Corporate operating results for the nine months ended September 30, 2021 and 2020:

(in thousands)	2021	2020	$ change	% change

Other Operating Expenses	$7,028	$7,638	$(610)	(8.0)%
Depreciation and Amortization	179	256	(77)	(30.1)
Operating Loss	$7,207	$7,894	$(687)	(8.7)%
Other Operating Expenses decreased $0.6 million due to net decreases in corporate overhead and operating costs.

REGULATORY RATE MATTERS
The following provides a summary of general rate case filings, rate rider filings and other regulatory filings that have or are expected to have a material impact on our operating results, financial position or cash flows.
GENERAL RATES
Minnesota Rate Case: On November 2, 2020, OTP filed a request with the MPUC for an increase in revenue recoverable through base rates in Minnesota. In its filing, OTP requested a net increase in annual revenue of approximately $14.5 million, or 6.77%, based on an allowed rate of return on rate base of 7.59% and an allowed rate of return on equity of 10.20% on an equity ratio of 52.5% of total capital. Through this proceeding, OTP has proposed changes to the mechanism of cost recovery, with some costs moving from riders into base rates and fuel, purchased power, and conservation program costs moving out of base rates and into riders. The filing also included a revenue decoupling mechanism proposal. Such mechanisms are designed to separate a utility's revenue from changes in energy sales. The decoupling mechanism uses a tracker balance through which authorized customer margins are subject to a true-up mechanism to maintain or cap a given level of revenues.
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
On September 20, 2021, the Administrative Law Judge assigned to our rate case issued his recommendations to the MPUC, and the MPUC is expected to hold deliberations in early November with a written order expected to be issued by the end of January 2022. We anticipate final rates will be implemented by mid-2022.

RATE RIDERS
The following table includes a summary of pending and recently concluded rate rider proceedings:

Recovery				Filing	Amount	Effective
Mechanism		Jurisdiction	Status	Date	(in millions)	Date	Notes

RRR	2019	MN	Approved	06/21/19	$12.5	01/01/20	Includes return on Merricourt construction costs.
TCR	2018	MN	Approved	05/07/20	10.3	01/21/20	See below for additional details.
EUIC	2021	MN	Requested	06/07/21	1.3	01/01/22	Includes recovery of new infrastructure costs, including advanced metering, outage management and demand response systems.
RRR	2021	ND	Approved	03/07/21	11.8	04/01/21	Includes return on Merricourt construction costs.
GCR	2020	ND	Approved	06/10/20	6.2	07/01/20	Includes return on Astoria Station construction costs.
TCR	2022	ND	Requested	09/15/21	6.1	01/01/22	Includes recovery of three new transmission projects/programs.
RRR	2020	ND	Approved	03/18/20	5.8	04/01/20	Includes return on Merricourt construction costs.
TCR	2020	ND	Approved	08/31/20	5.6	01/21/20	Includes recovery of new transmission assets.
TCR	2021	ND	Approved	11/18/20	5.6	01/01/21	Includes recovery of eight new transmission projects.
GCR	2021	ND	Approved	03/01/21	5.2	07/01/21	Includes recovery of Astoria Station, net of anticipated savings associated with the retirement of Hoot Lake Plant.
TCR	2020	SD	Approved	01/29/20	2.3	03/02/20	Annual update to transmission cost recovery rider.
TCR	2021	SD	Approved	02/19/21	2.2	03/01/21	Includes recovery of two new transmission projects.
PIR	2020	SD	Approved	05/31/20	1.6	09/01/20	Includes return on Merricourt and Astoria Station construction costs.
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
INTEGRATED RESOURCE PLAN
Minnesota law requires utilities to submit to the MPUC for approval a 15-year advance IRP. A resource plan is a set of resource options a utility could use to meet the service needs of its customers over a forecast period, including an explanation of the utility’s supply and demand circumstances, and the extent to which each resource option would be used to meet those service needs. Typically, the filings are submitted every two years.
On September 1, 2021, OTP filed its 2022 IRP concurrently with regulators in the three states where OTP operates, Minnesota, North Dakota and South Dakota. The 2022 IRP includes OTP’s preferred plan for meeting customers’ anticipated capacity and energy needs while maintaining system reliability and low electric service rates.
The components of OTP's preferred plan include:
–the addition of dual fuel capability at our Astoria Station natural gas plant, allowing for the plant to burn fuel oil in addition to natural gas;
–the addition of 150 megawatts of solar generation in 2025;
–the addition of 100 megawatts of wind generation in 2027;
–the commencement of the process of withdrawing from our 35 percent ownership interest in Coyote Station, a jointly owned, coal-fired generation plant, by December 31, 2028; and
–the addition of 50 megawatts of solar generation in 2033.
The 2022 IRP requests approval for certain activities planned to commence within the next five years, which include the addition of dual fuel capacity at our Astoria Station natural gas plant, the addition of 150 megawatts of solar generation, and the withdrawal from our ownership interest in Coyote Station.

The preferred plan proposes to, subject to regulatory approval, create a regulatory asset as a vehicle to recover costs related to the future withdrawal from Coyote Station, including the net book value of the plant on the withdrawal date, anticipated decommissioning costs, and any costs incurred if a termination of the existing lignite sales agreement under which Coyote Station acquires all of its lignite coal fuel from a nearby mine is necessary. For its economic analysis, OTP developed an estimate of the reasonably foreseeable costs of withdrawing from Coyote Station at the end of 2028 of $68.5 million. These costs may differ from actual results due to the uncertainty and timing of future events associated with the terms and conditions of a withdrawal.

LIQUIDITY
LIQUIDITY OVERVIEW
We believe our financial condition is strong and our cash, other liquid assets, operating cash flows, existing lines of credit, access to capital markets, and borrowing ability because of investment-grade credit ratings, when taken together, provide us ample liquidity to conduct our business operations and fund our capital expenditure plans. Our liquidity, including our operating cash flows and access to capital markets, can be impacted by macroeconomic factors outside of our control, such as those which may be caused by COVID-19. In addition, our liquidity could be impacted by non-compliance with covenants under our various debt instruments. As of September 30, 2021, we were in compliance with all debt covenants (see the Financial Covenants section under Capital Resources below).
The following table presents the status of our lines of credit as of September 30, 2021 and December 31, 2020:

		2021			2020
(in thousands)	Line Limit	Amount Outstanding	Letters of Credit	Amount Available	Amount Available

OTC Credit Agreement	$170,000	$36,624	$—	$133,376	$104,834
OTP Credit Agreement	170,000	61,233	13,159	95,608	140,068
Total	$340,000	$97,857	$13,159	$228,984	$244,902
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
CASH FLOWS
The following is a discussion of our cash flows for the nine months ended September 30, 2021 and 2020:

(in thousands)	2021	2020

Net Cash Provided by Operating Activities	$154,752	$141,276

Net Cash Provided by Operating Activities increased $13.5 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase in cash provided by operating activities was the result of increased earnings during the year, which was partially offset by increased working capital needs. Our level of working capital increased year over year, and was impacted by increased accounts receivables within our Manufacturing and Plastics segments, due to strong sales volumes and significantly increased sales prices in 2021, and higher inventory levels within our Manufacturing segment due to higher production volumes and increased material costs in 2021, but partially offset by increased accounts payable due to higher production volumes and increased costs in our Manufacturing and Plastics segments in 2021. We made a discretionary contribution to our pension plan of $10.0 million in the nine months ended September 30, 2021 compared to a contribution of $11.2 million in 2020.

(in thousands)	2021	2020

Net Cash Used in Investing Activities	$117,084	$222,385

Net Cash Used in Investing Activities decreased $105.3 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The decrease is primarily the result of lower capital investment within our Electric segment as capital spending on our large generation assets, Merricourt and Astoria Station, occurred throughout 2020 and was largely completed by the fourth quarter of 2020.

(in thousands)	2021	2020

Net Cash (Used in) Provided by Financing Activities	$(37,559)	$104,814

Net Cash (Used in) Provided by Financing Activities decreased $142.4 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily as a result of a decrease in financing needs given the lower level of capital spending in our Electric segment in 2021 compared to 2020. Financing activities in the nine months ended September 30, 2021 included a net borrowing increase of $16.9 million under our line of credit facilities and dividend payments of $48.6 million ($1.17 per share).
Financing activities in the nine months ended September 30, 2020 included proceeds of $75.0 million from the issuance of long-term debt, a net borrowing increase of $42.6 million under our line of credit facilities and $34.8 million in proceeds raised from the issuance of common stock, net of issuance costs. We paid dividends of $45.1 million ($1.11 per share) in the nine months ended September 30, 2020.

CAPITAL REQUIREMENTS
CAPITAL EXPENDITURES
We have a capital expenditure program for expanding, upgrading and improving our plants and operating equipment. Typical uses of cash for capital expenditures are investments in electric generation facilities and environmental upgrades, transmission and distribution lines, manufacturing facilities and upgrades, equipment used in the manufacturing process, and computer hardware and information systems. Our capital expenditure program is subject to review and regulatory approval and is revised in light of changes in demands for energy, technology, environmental laws, regulatory changes, business expansion opportunities, the costs of labor, materials and equipment and our financial condition.
Our 2022 IRP, filed with the MPUC on September 1, 2021, outlined our preferred plan for meeting our electric customers’ anticipated energy needs while maintaining system reliability, which included significant planned additions and enhancements to our electric fleet of assets. The following provides a summary of the actual capital expenditures for the year ended December 31, 2020, and the anticipated capital expenditures for the period 2021 through 2026, for our Electric segment, inclusive of the additions outlined in our 2022 IRP, and our non-electric businesses:

(in millions)	2020	2021(1)	2022	2023	2024	2025	2026	Total 2022 - 2026

Electric Segment:
Renewables and Natural Gas Generation		23	30	80	92	92	160	454
Technology and Infrastructure		2	26	30	18	—	—	74
Distribution Plant Replacements		31	37	35	35	35	33	175
Transmission (includes replacements)		27	26	28	24	20	27	125
Other		34	30	29	32	36	23	150
Total Electric Segment	$357	$117	$149	$202	$201	$183	$243	$978
Manufacturing and Plastics Segments	15	36	33	46	31	21	22	153
Total Capital Expenditures	$372	$153	$182	$248	$232	$204	$265	$1,131

Total Electric Utility Average Rate Base	$1,385	$1,570	$1,630	$1,750	$1,860	$1,980	$2,100
Annual Rate Base Growth		13.4%	3.8%	7.4%	6.3%	6.5%	6.1%
(1) Includes actual results for the nine months ended September 30, 2021, and anticipated capital expenditures for the fourth quarter of 2021.
CONTRACTUAL OBLIGATIONS
Our contractual obligations primarily include principal and interest payments due under our outstanding debt obligations, commitments to acquire coal, energy and capacity commitments, payments to meet our postretirement benefit obligations, and payment obligations under land easement and leasing arrangements. Our contractual obligations as of December 31, 2020 are included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2020. There were no material changes in our contractual obligations outside of the ordinary course of our business during the nine months ended September 30, 2021.
COMMON STOCK DIVIDENDS
We paid dividends to our common stockholders totaling $48.6 million, or $1.17 per share, in the first nine months of 2021. The determination of the amount of future cash dividends to be paid will depend on, among other things, our financial condition, improvement in earnings per share, cash flows from operations, the level of our capital expenditures and our future business prospects. As a result of certain statutory limitations or regulatory or financing agreements, restrictions could occur on the amount of distributions allowed to be made by our subsidiaries. See Note 10 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information. The decision to declare a dividend is reviewed quarterly by our Board of Directors.

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
SHORT-TERM DEBT
Otter Tail Corporation and Otter Tail Power Company are each party to a credit agreement (the OTC Credit Agreement and OTP Credit Agreement, respectively) which each provide for unsecured revolving lines of credit. On September 30, 2021, Otter Tail Corporation entered into a Fourth Amended and Restated Credit Agreement and Otter Tail Power Company entered into a Third Amended and Restated Credit Agreement, amending and restating the previously existing credit agreements to extend the maturity date of each agreement to September 30, 2026. The borrowing capacity and other significant terms of the agreements remained unchanged from the previous credit agreements. The following is a summary of key provisions and borrowing information as of, and for the nine months ended, September 30, 2021:

(in thousands, except interest rates)	OTC Credit Agreement	OTP Credit Agreement

Borrowing Limit	$170,000	$170,000
Borrowing Limit if Accordion Exercised[1]	290,000	250,000
Amount Restricted Due to Outstanding Letters of Credit as of September 30, 2021	—	13,159
Amount Outstanding as of September 30, 2021	36,624	61,233
Average Amount Outstanding During the Nine Months Ended September 30, 2021	58,703	51,911
Maximum Amount Outstanding During the Nine Months Ended September 30, 2021	79,718	72,471
Interest Rate as of September 30, 2021	1.59%	1.33%
Maturity Date	September 30, 2026	September 30, 2026

[1]Each facility includes an accordion featuring allowing the borrower to increase the borrowing limit if certain terms and conditions are met.
LONG-TERM DEBT
At September 30, 2021, we had $767.0 million of principal outstanding under long-term debt arrangements. These instruments generally provide for unsecured borrowings at fixed rates of interest with maturities ranging from 2021 to 2050.
On June 10, 2021, OTP entered into a Note Purchase Agreement pursuant to which OTP agreed to issue, in a private placement transaction, $230 million aggregate principal amount of senior unsecured notes. The funding of the notes will occur in two issuances, $140 million in November 2021 and $90 million in May 2022. The issuance of the notes is subject to the satisfaction of certain customary conditions to closing. We intend to use the proceeds of the notes to refinance existing long-term indebtedness, including long-term debt instruments with outstanding principal balances of $140 million and $30 million, which mature in December 2021 and August 2022, respectively, and for general corporate purposes.
Note 6 to our consolidated financial statements included in this Quarterly Report on Form 10-Q includes additional information regarding these short-term and long-term debt instruments.
Financial Covenants
Certain of our short- and long-debt agreements require Otter Tail Corporation and OTP to maintain certain financial covenants. As of September 30, 2021, we were in compliance with these financial covenants as further described below:
Otter Tail Corporation under its financial covenants, may not permit its ratio of interest-bearing debt to total capitalization to exceed 0.60 to 1.00, may not permit its interest and dividend coverage ratio to be less than 1.50 to 1.00, and may not permit its priority indebtedness to exceed 10% of our total capitalization. As of September 30, 2021, our interest-bearing debt to total capitalization was 0.47 to 1.00, our interest and dividend coverage ratio was 5.73 to 1.00, and we had no priority indebtedness outstanding.
OTP under its financial covenants, may not permit its ratio of debt to total capitalization to exceed 0.60 to 1.00, may not permit its interest and dividend coverage ratio to be less than 1.50 to 1.00, and may not permit its priority debt to exceed 20% of its total capitalization. As of September 30, 2021, OTP's interest-bearing debt to total capitalization was 0.47 to 1.00, its interest and dividend coverage ratio was 3.16 to 1.00, and OTP had no priority indebtedness outstanding.

OFF-BALANCE-SHEET ARRANGEMENTS
As of September 30, 2021 we have outstanding letters of credit totaling $16.9 million, a portion of which reduces our borrowing capacity under our lines of credit. No outstanding letters of credit are reflected in outstanding short-term debt on our consolidated balance sheets. We do not have any other off-balance-sheet arrangements or any relationships with unconsolidated entities or financial partnerships. These entities are often referred to as structured finance special purpose entities or variable interest entities, which are established for the purpose of facilitating off-balance-sheet arrangements or for other contractually narrow or limited purposes. We are not exposed to any financing, liquidity, market or credit risk that could arise if we had such relationships.

CRITICAL ACCOUNTING POLICIES INVOLVING SIGNIFICANT ESTIMATES
The discussion and analysis of our results of operations are based on financial statements prepared in accordance with accounting principles generally accepted in the United States of America. Certain of our accounting policies require management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities in the preparation of our consolidated financial statements. We have disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 the critical accounting policies that affect our most significant estimates and assumptions used in preparing our consolidated financial statements. There have been no material changes to our critical accounting policies and estimates from those disclosed in the most recent Annual Report on Form 10-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk from those disclosed in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosures Controls and Procedures. Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) as of September 30, 2021, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2021.
Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
10.1
—Fourth Amended And Restated Credit Agreement, dated as of September 30, 2021, by and between Otter Tail Corporation, as Borrower, and the banks named therein, with U.S. Bank National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Otter Tail Corporation on October 4, 2021)

10.2
—Third Amended And Restated Credit Agreement, dated as of September 30, 2021, by and between Otter Tail Power Company, as Borrower, and the banks named therein, with U.S. Bank National Association, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by Otter Tail Corporation on October 4, 2021)

31.1	—Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	—Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.SCH	—Inline XBRL Taxonomy Extension Schema Document
101.CAL	—Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	—Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	—Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	—Inline XBRL Taxonomy Extension Definition Linkbase Document
104	—Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OTTER TAIL CORPORATION

By:	/s/ Kevin G. Moug
Kevin G. Moug Chief Financial Officer and Senior Vice President (duly authorized officer and principal financial officer)

Dated: November 3, 2021