Form 10-K
period 2021-12-31
Otter Tail Corp
filed 2022-02-16
CIK 1466593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒    Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2021 or
☐    Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
As of June 30, 2021, the aggregate market value of common stock held by non-affiliates was 1,948,379,911.
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 41,605,742 Common Shares ($5 par value) as of February 7, 2022.
DOCUMENTS INCORPORATED BY REFERENCE
The Registrant's definitive Proxy Statement for its 2022 Annual Meeting of Shareholders is incorporated by reference into Part III of this Form 10-K.

DEFINITIONS
The following abbreviations or acronyms are used in the text.

ACE	Affordable Clean Energy	kwh	kilowatt-hour
AFUDC	Allowance for Funds Used During Construction	LIBOR	London Interbank Offered Rate
ARO	Asset Retirement Obligation	LSA	Lignite Sales Agreement
ARP	Alternative Revenue Program	Merricourt	Merricourt Wind Energy Center
Astoria	Astoria Station	MISO	Midcontinent Independent System Operator, Inc.
BTD	BTD Manufacturing, Inc.	MPUC	Minnesota Public Utilities Commission
CCMC	Coyote Creek Mining Company, L.L.C.	NAV	Net Asset Value
CDD	Cooling Degree Day	NDDEQ	North Dakota Department of Environmental Quality
CIP	Conservation Improvement Program	NDPSC	North Dakota Public Service Commission
CO2	carbon dioxide	NERC	North American Electric Reliability Corporation
COSO	Committee of Sponsoring Organizations of the Treadway Commission	Northern Pipe	Northern Pipe Products, Inc.
ECR	Environmental Cost Recovery Rider	OSHA	Occupational Safety and Health Administration
EEI	Edison Electric Institute	OTC	Otter Tail Corporation
EEP	Energy Efficiency Plan	OTP	Otter Tail Power Company
EPA	Environmental Protection Agency	PACE	Partnership in Assisting Community Expansion
ERISA	Employee Retirement Income Security Act of 1974	PIR	Phase-in Rider
ESSRP	Executive Survivor and Supplemental Retirement Plan	PTCs	Production tax credits
ETS	Emergency Temporary Standard	PVC	Polyvinyl chloride
EUIC	Electric Utility Infrastructure Cost Recovery Rider	RHR	Regional Haze Rule
FCA	Fuel Clause Adjustment	ROE	Return on equity
FERC	Federal Energy Regulatory Commission	RRR	Renewable Resource Rider
GCR	Generation Cost Recovery Rider	SDPUC	South Dakota Public Utilities Commission
GHG	Greenhouse Gas	SEC	Securities and Exchange Commission
HDD	Heating Degree Day	SRECs	Solar renewable energy credits
ISO	Independent System Operator	T.O. Plastics	T.O. Plastics, Inc.
IRP	Integrated Resource Plan	TCR	Transmission Cost Recovery Rider
kV	kiloVolt	Varistar	Varistar Corporation
kW	kiloWatt	Vinyltech	Vinyltech Corporation

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

FORWARD-LOOKING INFORMATION
This report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the Act). When used in this Form 10-K and in future filings by the Company with the SEC, in the Company’s press releases and in oral statements, words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” "goal," “intend,” “may,” “outlook,” “plan,” “possible,” “potential,” "probable," "projected," “should,” "target," “will,” “would” or similar expressions are intended to identify forward-looking statements within the meaning of the Act. Such statements are based on current expectations and assumptions and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Such risks and uncertainties include the various factors set forth in Item 1A. Risk Factors of this report on Form 10-K and in our other SEC filings.

PART I

ITEM 1.	BUSINESS
Otter Tail Corporation (OTC) has interests in diversified operations that include an electric utility and manufacturing and plastic pipe businesses with corporate offices located in Fergus Falls, Minnesota and Fargo, North Dakota.
We classify our five operating companies into three reportable segments consistent with our business strategy and management structure. The following table depicts our three segments and the subsidiary entities included within each segment:

ELECTRIC SEGMENT	MANUFACTURING SEGMENT	PLASTICS SEGMENT
Otter Tail Power Company (OTP)	BTD Manufacturing, Inc. (BTD)	Northern Pipe Products, Inc. (Northern Pipe)
	T.O. Plastics, Inc. (T.O. Plastics)	Vinyltech Corporation (Vinyltech)
Electric includes the generation, purchase, transmission, distribution and sale of electric energy in western Minnesota, eastern North Dakota and northeastern South Dakota. OTP, our largest operating subsidiary and primary business since 1907, serves more than 133,000 customers in more than 400 communities across a predominantly rural and agricultural service territory.
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
Throughout the remainder of this report, we use the terms "Company", "us", "our", or "we" to refer to OTC and its subsidiaries collectively. We will also refer to our Electric, Manufacturing and Plastics segments and our individual subsidiaries as indicated above.
INVESTMENT AND GROWTH STRATEGY
We maintain a moderate risk profile by investing in rate base growth opportunities in our Electric segment and organic growth opportunities in our Manufacturing and Plastics segments. This strategy and risk profile are designed to provide a more predictable earnings stream, maintain our credit quality and preserve our ability to fund our dividend payments. Our goal is to deliver annual growth in earnings per share between five and seven percent over the next several years, using 2020 diluted earnings per share as the base for measurement. We expect our earnings growth to come from rate base investments in our Electric segment and from existing capacities and planned investments within our Manufacturing and Plastics segments.
We will continue to review our business portfolio to identify additional opportunities to improve our risk profile, enhance our credit metrics and generate additional sources of cash to support the organic growth opportunities in our electric utility and manufacturing and plastics segments. We will also evaluate opportunities to allocate capital to potential acquisitions within our Manufacturing and Plastics segments. We are a committed long-term owner and do not acquire companies in pursuit of short-term gains. However, we will divest businesses which no longer fit into our strategy and risk profile over the long term.
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
Over time, we expect our Electric segment will provide approximately 70% of our overall earnings and our Manufacturing and Plastics segments will collectively provide approximately 30% of our overall earnings and continue to be a fundamental part of our strategy.

Our actual mix of earnings for the years ended December 31, 2021, 2020, 2019 was as follows:
Our 2021 earnings mix was impacted by significantly higher earnings in our Plastics segment as unique supply and demand conditions during the year in the PVC pipe industry led to earnings levels not previously experienced. We expect our earnings mix to return back to our targeted mix of 70% from the Electric segment and 30% from the Manufacturing and Plastics segments over the long term as these industry conditions subside.
HUMAN CAPITAL
Our employees are a critical resource and an integral part of our success. We strive to provide an environment of opportunity and accountability where people are valued and empowered to do their best work. We are focused on the health and safety of our employees and creating a culture of inclusion, excellence and learning. Our human capital management efforts include monitoring various metrics and objectives associated with i) employee safety, ii) workforce stability, iii) management and workforce demographics, including gender, racial and ethnic diversity, iv) leadership development and succession planning and v) productivity. We have established the following programs in furtherance of these efforts:
Safety - Safety is one of our core values. In managing our business, we focus on the safety of our employees and have implemented safety programs and management practices to promote a culture of safety. Safety is also a metric used and evaluated in determining annual incentive compensation. We continually monitor the Occupational Safety and Health Administration (OSHA) Total Recordable Incident Rate (number of work-related injuries per 100 employees for a one-year period) and Lost Time Incident Rate (number of employees who lost time due to work-related injuries per 100 employees for a one-year period). New cases are reported and evaluated for corrective action during monthly safety meetings attended by safety professionals at all locations. Our 2021 Total Recordable Incident Rate was 1.86, compared to 1.42 in 2020 and our Lost Time Incident Rate was 0.57, compared to 0.55 in 2020. In both 2021 and 2020 these rates were favorable to the rates of our peers.
Leadership Development and Training Programs - We extend leadership development throughout the organization to build enterprise-wide understanding of our culture, strategy and processes. Annual succession planning, individual development planning, mentoring, and supervisory and leadership development programs all play a role in ensuring a capable leadership team now and in the future. Our skill progression and technical training programs help to retain a stable and skilled workforce.
Workforce Stability - Retaining and developing our employees is an important factor in our continued success and growth. We regularly evaluate our employee retention and turnover rates.
Employee Engagement - To enhance productivity and employee engagement, and to help our companies continue to be places where our employees choose to work and thrive, we have undertaken a multi-year series of employee engagement surveys. We use the feedback to help shape the future of our organization.
Code of Business Ethics - We communicate annually to all employees on our code of business ethics to reinforce our commitment to compliance with laws, regulations and values that guide who we are and how we do business.

Across our operating companies and including our corporate team as of December 31, 2021, we employed 2,487 full-time employees:

Segment/Organization	Employees

Electric Segment
OTP (1)	721
Manufacturing Segment
BTD	1,364
T.O. Plastics	182
Segment Total	1,546
Plastics Segment
Northern Pipe	104
Vinyltech	78
Segment Total	182
Corporate	38
Total	2,487
(1) Includes all full-time employees of Otter Tail Power Company, including employees working at jointly-owned facilities. Labor costs associated with employees working at jointly-owned facilities are allocated to each of the co-owners based on their ownership interest.

At December 31, 2021, 358 employees of OTP are represented by local unions of the International Brotherhood of Electrical Workers under two separate collective bargaining agreements expiring on August 31, 2023 and October 31, 2023. OTP has not experienced any strike, work stoppage or strike vote, and considers its present relations with employees to be good. None of the employees of our other operating companies are represented by local unions.
The demographics of our workforce, including our Board of Directors, as of December 31, 2021 was as follows:

	% Female	% Racially and Ethnically Diverse

Board of Directors(1)	20%	10%
CEO Direct Reports	33%	—%
Management	22%	4%
Non-Management Employees	17%	19%

(1) Includes the new director appointed to our Board effective January 1, 2022.

ELECTRIC	Contribution to Operating Revenues: 40% (2021), 50% (2020), 50% (2019)
OTP, headquartered in Fergus Falls, Minnesota, is a vertically integrated, regulated utility with generation, transmission and distribution facilities to serve its more than 133,000 residential, industrial and commercial customers in a service area encompassing approximately 70,000 square miles of western Minnesota, eastern North Dakota and northeastern South Dakota.
CUSTOMERS
Our service territory is predominantly rural and agricultural and includes over 400 communities, most of which have populations of less than 10,000. While our customer base includes relatively few large customers, sales to commercial and industrial customers are significant, with one industrial customer accounting for 10% of segment operating revenues for the year ended December 31, 2021.
The following charts summarize our retail electric revenues by state and by customer segment for the years ended December 31, 2021 and 2020:

In addition to retail revenue, our Electric segment also generates operating revenues from the transmission of electricity for others over the transmission assets we wholly or jointly own with other transmission service providers, and from the sale of electricity we generate and sell into the wholesale electricity market.
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
Competition also arises from customers supplying their own power through distributed generation, which is the generation of electricity on-site or close to where it is needed in small facilities designed to meet local needs. Distributed energy resources can include combined heat and power, solar photovoltaic, wind, battery storage, thermal storage and demand-response technologies.
The degree of competition may vary from time to time depending on relative costs and supplies of other forms of energy and advances in technology. Irrespective of the competitive environment, we are focused on providing value to our customers and ensuring our retail rates remain among the lowest in the region and in the nation.
The following table presents our average retail rate per kilowatt-hour (kwh) by customer class and in total for the years ended December 31, 2021 and 2020:

Revenue per kwh	2021		2020

Residential	10.90	¢	10.05	¢
Commercial & Industrial	7.52	¢	7.40	¢
Total Retail	8.47	¢	8.15	¢
Wholesale electricity markets are competitive under the Federal Energy Regulatory Commission (FERC) open access transmission tariffs, which require utilities to provide nondiscriminatory access to all wholesale users. In addition, the FERC has established a competitive process for the construction and operation of certain new electric transmission facilities whereby electric transmission providers, including the Midcontinent Independent System Operator, Inc. (MISO), of which OTP is a member, are required to remove from their tariffs a federal right of first refusal to construct transmission facilities selected in a regional transmission plan for purposes of cost allocation. The FERC is contemplating potential reforms for electric regional transmission planning, cost allocation and generator interconnection processes. While the ultimate regulatory outcome is uncertain at this time, changes to the regulatory framework could impact future transmission investments.
Franchises
OTP has franchises to operate as an electric utility in substantially all of the incorporated municipalities it serves. Franchise rights generally require periodic renewal. No franchises are required to serve unincorporated communities in any of the three states OTP serves.
GENERATION AND PURCHASED POWER
OTP primarily relies on company-owned generation, supplemented by purchase power agreements, to supply the energy to meet our customer needs. Wholesale market purchases and sales of electricity are used as necessary to balance supply and demand. Our mix of owned generation and wholesale market energy purchases to meet customer demand are impacted by wholesale energy prices and the relative cost of each energy source.

As of December 31, 2021, OTP’s wholly or jointly owned plants and facilities, as well as in place purchased power agreements, and their dependable kilowatt (kW) capacity were:

Capacity / Purchased Power in kW

Owned Generation:
Baseload Plants
Big Stone Plant(1)	257,700
Coyote Station(2)	149,100
Total Baseload Plants	406,800
Combustion Turbine and Small Diesel Units
Astoria Station	249,700
All Other	102,800
Total Combustion Turbine and Small Diesel Units	352,500
Owned Wind Facilities (rated at nameplate)
Merricourt Wind Energy Center	150,000
Luverne Wind Farm	49,500
Ashtabula Wind Center	48,000
Langdon Wind Center	40,500
Total Owned Wind Facilities	288,000
Hydroelectric Facilities	2,600
Total Owned Generation Capacity	1,049,900
Purchased Power Agreements:
Purchased Wind Power (rated at nameplate and greater than 2,000 kW)
Ashtabula Wind III	62,400
Edgeley	21,000
Langdon	19,500
Total Purchased Wind	102,900
Total Generating Capacity	1,152,800
(1) Reflects OTP's 53.9% ownership percentage of jointly-owned facility
(2) Reflects OTP's 35.0% ownership percentage of jointly-owned facility
The following charts summarize the percentage of our generating capacity by source, including owned and jointly-owned facilities and through power purchase arrangements, as of December 31, 2021 and 2020:

Under MISO requirements, OTP is required to have sufficient capacity through wholly or jointly-owned generating capacity or purchased power agreements to meet its monthly weather-normalized forecast demand, plus a reserve obligation. OTP met its obligation for the 2020-2021 planning year and anticipates meeting this obligation prospectively.

The following charts summarize the percentage of retail kilowatt-hours (kwh) sold by source during the years ended December 31, 2021 and 2020:

Capacity Retirements and Additions
Hoot Lake Plant, our 142-megawatt coal-fired power plant in Fergus Falls, Minnesota was retired in mid-2021.
As part of our investment plan to meet our future energy needs, we have the following significant projects at various stages of planning and construction or that have been recently completed:
Merricourt Wind Energy Center (Merricourt) is a 150-megawatt wind farm located in southeastern North Dakota. Construction of the wind farm commenced in 2019 and the facility was placed into commercial operation in December 2020, with a total cost of approximately $260 million.
Astoria Station Natural Gas Plant (Astoria) is a 245-megawatt simple cycle natural gas combustion turbine generation facility near Astoria, South Dakota. Construction commenced in 2019 and the facility was placed into commercial operation in February 2021, with a total cost of approximately $160 million.
Hoot Lake Solar is a 49-megawatt solar farm under development on land on and around our Hoot Lake Plant in Fergus Falls, Minnesota, with an anticipated cost of approximately $60 million. We anticipate the facility will be in commercial operation by the end of 2023.
ENERGY TRANSITION
Otter Tail Power is committed to transitioning to a lower-carbon and increasingly clean energy future, while maintaining low cost and reliable electricity to serve our customers. We have developed the following goals in the furtherance of our efforts to support the energy transition:
Provide 30% of energy generated from renewable resources to our customers by 2023.
Reduce carbon emissions from owned generation resources by 50% by 2025 from 2005 levels.
Reduce carbon emissions from owned generation resources by 97% by 2050 from 2005 levels.
To date, we have undertaken numerous initiatives to reduce our carbon footprint and mitigate greenhouse gas emissions in the process of generating electricity for our customers. Our initiatives include increasing the efficiency of our plants, adding renewable energy to our resource mix and sponsoring energy conservation programs.
From 2005 through 2021, we have reduced our carbon dioxide emissions approximately 39% and increased the amount of renewable generation resources we own or contract through purchase power agreements by approximately 370 megawatts. Our future resource plans to deliver low-cost, reliable and increasingly clean energy to our customers include the addition of 49 megawatts of solar energy from Hoot Lake Solar in 2023 along with the resource additions as outlined in our Integrated Resource Plan, including the addition of 150 megawatts of solar generation and 100 megawatts of wind generation by 2027. Our resource plan also proposes to withdraw from Coyote Station, our jointly owned coal-fired generation facility by the end of 2028.

The following chart depicts our energy resource mix in 2005 and 2021 and the projected mix in 2025 and 2030 if our preferred plan within our Integrated Resource Plan is approved in each of the jurisdictions in which we operate. The amounts include energy generated from owned resources, procured through purchase power agreements and energy purchased in the wholesale market:
RESOURCE MATERIALS
Coal is the principal fuel burned at our jointly-owned Big Stone and Coyote Station generating plants. Coyote Station, a mine-mouth facility, burns North Dakota lignite coal. Big Stone Plant burns western subbituminous coal transported by rail. We source coal for our coal-fired power plants through requirements contracts which do not include minimum purchase requirements but do require all coal necessary for the operation of the respective plant to be purchased from the counterparty. Our coal supply contracts for our Big Stone Plant and Coyote Station have expiration dates in 2022 and 2040, respectively.
The supply agreement between the Coyote Station owners, including OTP, and the coal supplier includes provisions requiring the Coyote Station owners to purchase the membership interests and pay off or assume loan and lease obligations of the coal supplier, as well as complete mine closing and post-mining reclamation, in the event of certain early termination events and at the expiration of the coal supply agreement in 2040. See Note 1 to our consolidated financial statements included in this report on Form 10-K for additional information.
Coal is transported to our non-mine-mouth facility, Big Stone Plant, by rail and is provided under a common carrier rate which includes a mileage-based fuel surcharge.
We purchase natural gas for use at our combustion turbine facilities based on anticipated short-term resource needs. We procure natural gas from multiple vendors at spot prices in a liquid market primarily under firm delivery contracts.
TRANSMISSION AND DISTRIBUTION
Our transmission and distribution assets deliver energy from energy generation sources to our customers. In addition, we earn revenue from the transmission of electricity over our wholly or jointly owned transmission assets for others under approved rate tariffs. As of December 31, 2021, we were the sole or joint owner of over 9,000 miles of transmission and distribution lines.
Midcontinent Independent System Operator, Inc. (MISO)
MISO is an independent, non-profit organization that operates the transmission facilities owned by other entities, including OTP, within its regional jurisdiction and administers energy and generation capacity markets. MISO has operational control of our transmission facilities above 100 kiloVolts (kV). MISO seeks to optimize the efficiency of the interconnected system, provide solutions to regional planning needs and minimize risk to reliability through its security coordination, long-term regional planning, market monitoring, scheduling and tariff administration functions.
SEASONALITY
Electricity demand is affected by seasonal weather differences, with peak demand occurring in the summer and winter months. As a result, our Electric segment operating results regularly fluctuate on a seasonal basis. In addition, fluctuations in electricity demand within the same season but between years can impact our operating results. We monitor the level of heating and cooling degree days in a period to assess the impact of weather-related effects on our operating results between periods.
PUBLIC UTILITY REGULATION
OTP is subject to regulation of rates and other matters in each of the three states in which it operates and by the federal government for, among other matters, the interstate transmission of electricity. OTP operates under approved retail electric tariff rates in all three states it serves. Tariff rates are designed to recover plant investments, a return on those investments and operating costs. In addition to determining rate tariffs, state regulatory commissions also authorize return on equity (ROE), capital structure and depreciation rates of our plant investments. Decisions by our regulators significantly impact our operating results, financial position and cash flows.

Below is a summary of the regulatory agencies with jurisdiction of electric rates over OTP covered by each regulatory agency:

Regulatory
Agency	Areas of Regulation

Minnesota Public Utilities Commission (MPUC)
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
Review and approval of ten-year facility plan and Integrated Resource Plan.

South Dakota Public Utilities Commission (SDPUC)
Retail rates, public utility services, construction of major facilities, establishment of assigned service areas and other matters.
Approval of sites and routes for new electric generating facilities (100,000 kW or more) and most transmission lines (115 kV or more).

Federal Energy Regulatory Commission (FERC)
Wholesale electricity sales, transmission and sale of electric energy in interstate commerce, interconnection of facilities, hydroelectric licensing and accounting policies and practices.
Compliance with North American Electric Reliability Corporation (NERC) reliability standards, including standards on cybersecurity and protection of critical infrastructure.

In addition to base rates, which are established through periodic rate case proceedings within each state jurisdiction, there are other mechanisms for recovery of plant investments, including a return on investment and operating expenses, between rate cases. The following table summarizes these recovery mechanisms:

Recovery Mechanism	Jurisdiction(s)	Additional Information

Fuel Clause Adjustment (FCA)	MN, ND, SD	Provides for periodic billing adjustments for changes in prudently incurred costs of fuel and purchased power. In North and South Dakota, fuel and purchased power costs are generally adjusted on a monthly basis with over or under collections from the previous month applied to the next monthly billing. In Minnesota, fuel and purchased power costs are estimated on an annual basis and the accumulated difference between actual and estimated cost per kwh are refunded or recovered, subject to regulatory approval, in subsequent periods.
Transmission Cost Recovery Rider (TCR)	MN, ND, SD	Provides for recovery of costs outside of a general rate case for investments in new or modified electric transmission or distribution assets.
Environmental Cost Recovery Rider (ECR)	MN, ND, SD	Provides for recovery of costs outside of a general rate case for investments in certain environmental improvement projects.
Renewable Resource Rider (RRR)	MN, ND	Provides for recovery of costs outside of a general rate case for investments in certain new renewable energy projects.
Conservation Improvement Program (CIP)	MN	Under Minnesota law, OTP is required to invest at least 1.5% of its gross operating revenues on energy conservation improvements. Recovery of these costs outside of a general rate case occurs through the CIP rider.
Electric Utility Infrastructure Costs Rider (EUIC)	MN	Provides for recovery of costs for investments made to replace or modify existing infrastructure if the replacement or modification conserves energy or uses energy more efficiently.
Generation Cost Recovery Rider (GCR)	ND	Provides for the recovery of costs outside of a general rate case for investments in new generation facilities.
Energy Efficiency Plan (EEP)	SD	Provides for the recovery of costs from energy efficiency investments.
Phase-In Rider (PIR)	SD	Provides for the recovery of costs outside of a general rate case for investments in new generation facilities.
Renewable Energy Standard
Minnesota has a renewable energy standard requiring utilities to generate or procure sufficient renewable generation such that the following percentages of total retail electric sales to Minnesota customers come from qualifying renewable sources: 17% by 2016; 20% by 2020 and 25% by 2025. We met the current renewable sources requirements with a combination of owned renewable generation and purchases from renewable generation sources. Minnesota law also requires 1.5% of total Minnesota electric sales by public utilities to be supplied by solar energy. For a public utility with between 50,000 and 200,000 retail electric customers, such as OTP, at least 10% of the 1.5% requirement must be met by solar energy generated by or procured from solar photovoltaic devices with a nameplate capacity of 40 kWs or less. OTP plans to purchase Solar Renewable Energy Credits (SRECs) to meet its obligations until its Hoot Lake Solar and other solar projects are complete and operational. OTP plans to purchase SRECs to meet its 2021 obligation, for which compliance will be measured as of April 30, 2022.

Under certain circumstances and after consideration of costs and reliability issues, the MPUC may modify or delay implementation of the standards. We are evaluating potential options for maintaining compliance and meeting the solar energy standard beyond 2021.
Integrated Resource Plan (IRP)
Under Minnesota law, utilities are required to submit for approval by the MPUC a 15-year advance IRP. An IRP is a set of resource options a utility could use to meet the service needs of its customers over the forecast period, including an explanation of the utility’s supply and demand circumstances, and the extent to which each resource option would be used to meet those service needs. The MPUC’s findings of fact and conclusions regarding IRPs are considered to be prima facie evidence, subject to rebuttal, in future rate reviews and other proceedings. Typically, IRPs are submitted every two years.
In 2021, the North Dakota Legislative Assembly enacted a provision requiring investor-owned electric utilities to submit an IRP to the NDPSC and granted the NDPSC the authority to adopt rules and regulations for the preparation and submission of integrated resource plans. To date, the NDPSC has not established any formal rules and regulations.
On September 1, 2021, OTP filed its 2022 IRP concurrently with regulators in the three states where OTP operates, Minnesota, North Dakota and South Dakota. The 2022 IRP includes OTP’s preferred plan for meeting customers’ anticipated capacity and energy needs while maintaining system reliability and low electric service rates.
The components of OTP's preferred plan include:
•the addition of dual fuel capability at our Astoria Station natural gas plant, allowing for the plant to burn fuel oil in addition to natural gas;
•the addition of 150 megawatts of solar generation in 2025;
•the addition of 100 megawatts of wind generation in 2027;
•the commencement of the process of withdrawing from our 35 percent ownership interest in Coyote Station, a jointly owned, coal-fired generation plant, by December 31, 2028; and
•the addition of 50 megawatts of solar generation in 2033.
The 2022 IRP includes requests for approval of certain activities planned to commence within the next five years, which include the addition of dual fuel capacity at our Astoria Station natural gas plant, the addition of 150 megawatts of solar generation and commencement of the withdrawal from our ownership interest in Coyote Station. Although the 2022 IRP includes planned actions beyond 2026, regulators will not act upon or approve planned actions in periods beyond 2026 as part of our 2022 IRP filing.
The preferred plan proposes to, subject to regulatory approval, create a regulatory asset as a vehicle to recover costs related to a future withdrawal from Coyote Station, including the net book value of the plant on the withdrawal date, anticipated decommissioning costs and any required costs incurred as a result of an early termination of the existing lignite sales agreement, under which Coyote Station acquires all of its lignite coal from a nearby mine. As part of the filing, OTP developed an estimate of the reasonably foreseeable costs of withdrawing from Coyote Station at the end of 2028 of $68.5 million. These costs may differ from actual results due to the uncertainty and timing of future events associated with the terms and conditions of a withdrawal.
Capital Structure Petition
Minnesota law requires an annual filing of a capital structure petition with the MPUC. In this filing the MPUC reviews and approves OTP's capital structure. Once approved, OTP may issue securities without further petition or approval, provided the issuance is consistent with the purposes and amounts set forth in the approved petition. OTP’s current capital structure approved by the MPUC on January 26, 2022, allows for an equity-to-total-capitalization ratio between 48.0% and 58.7%, with total capitalization not to exceed $1.7 billion.
ENVIRONMENTAL REGULATION
OTP is subject to stringent federal and state environmental standards and regulations regarding, among other things, air, water and solid waste pollution. OTP's facilities have been designed, constructed and, as necessary, updated to operate in compliance with applicable environmental regulations. However, new or amended laws and regulations or changes in interpretations of current laws and regulations may require additional pollution control equipment or emission reduction measures and there can be no assurance that our facilities will remain economic to operate. Prudent expenditures incurred to comply with environmental regulations are eligible to be recovered in rates granted by regulators in jurisdictions in which we operate; however, there can be no assurance that future costs will be granted recovery. Alternatively, additional pollution control equipment or other emission reduction measures may prove to be uneconomic with the potential to lead to the exiting of a facility earlier than originally planned. As it relates to our jointly owned facilities, we may determine it is necessary to transfer, sell or otherwise divest of our ownership, or the ownership group may determine the early closure of a facility is necessary.
For the five-year period ended December 31, 2021, OTP invested approximately $13.3 million, including $0.9 million in 2021, in environmental control facilities. Our construction budgets for the next five years include an approximately $6.0 million of capital investments in environmental control equipment. The timing and amount of our expenditures may change as the regulatory environment changes.
Among current regulatory requirements, the Regional Haze Rule (RHR) could have the most significant impact on our operating results, financial condition and liquidity.
The Environmental Protection Agency (EPA) adopted the RHR in 1999 as an effort to improve visibility in national parks and wilderness areas. The RHR requires states, in coordination with the EPA and other governmental agencies, to develop and implement plans to work towards achieving natural visibility conditions by the year 2064. The second RHR implementation period covers the years 2018-2028. States are required to submit a state implementation plan to assess reasonable progress with the RHR and determine what additional emission reductions are appropriate, if any.

Coyote Station, OTP's co-owned coal-fired power plant in North Dakota is subject to assessment in the second implementation period under the North Dakota state implementation plan. In September 2021, the North Dakota Department of Environmental Quality (NDDEQ) made public a draft of its state implementation plan. The plan concluded it is not reasonable to require additional emission controls during this planning period. Following a consultation and public comment period and any subsequent modifications to the plan, the NDDEQ will submit its state implementation plan to the EPA for approval. In January 2022, the EPA provided preliminary comments on the North Dakota state implementation plan in which it expressed disagreement with the NDDEQ's recommendation to forgo additional emission controls. See Note 13 to our consolidated financial statements included in the report on Form 10-K for additional information.
Climate Change and Greenhouse Gas Regulation
Global climate change presents a significant energy and environmental policy challenge. Combustion of fossil fuels for the generation of electricity is a considerable source of carbon dioxide (CO2) emissions, which is the primary greenhouse gas (GHG) emitted by our utility operations. The federal government and many states are pursuing climate policies to regulate GHG emissions as part of a broad based effort to limit global warming.
In February 2021, the U.S. rejoined the United Nations Framework Convention on Climate Change (the Paris Agreement), which is a legally binding international treaty on climate change adopted by over 190 countries. The goal of the Paris Agreement is to limit global temperature increase to well below 2° Celsius compared to pre-industrial levels and to pursue efforts to limit the temperature increase to 1.5° Celsius. The Biden Administration has announced the goal of reducing greenhouse gas emissions by 50 to 52 percent from 2005 levels in 2030 and to reach 100 percent carbon pollution-free electricity by 2035 as part of the U.S. plan to achieve the goals under the Paris Agreement.
The implementation of climate change programs, such as the Paris Agreement, and federal or state regulations targeting GHG emissions may have a significant impact on our utility business. Specific regulatory measures to address climate change continue to evolve. In January 2021, the EPA's Affordable Clean Energy Rule (ACE Rule), which required states to develop plans for GHG emissions from coal-fired power plants, was vacated by the U.S. Court of Appeals for the District of Columbia Circuit. In October 2021, the U.S. Supreme Court agreed to hear a consolidated challenge to the Court of Appeals decision. The Supreme Court's decision, expected in mid-2022, could significantly impact the legal authority of the EPA to regulate CO2 and other greenhouse gas emissions.
While the future financial impact of any current, proposed or pending litigation or regulation of GHG or other emissions is unknown at this time, any capital or operating costs incurred for additional pollution control equipment or emission reduction measures could materially adversely impact our future operating results, financial position and liquidity unless such costs could be recovered through related rates and/or future market prices for energy.

MANUFACTURING	Contribution to Operating Revenues: 28% (2021), 27% (2020), 30% (2019)
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
CUSTOMERS
Our metal fabrication business primarily serves Midwestern and Southeastern U.S. manufacturers in the recreational vehicle, lawn and garden, agricultural, construction, and industrial and energy equipment end markets. Our plastic products business serves primarily U.S. customers in the horticulture, medical and life sciences, industrial, recreational and electronics industries. The principal method of production distribution is by direct shipment to our customers through direct customer pick-up or common carrier ground transportation.
No single customer or product of our manufacturing businesses accounted for 10% or more of our consolidated operating revenue in 2021. However, the top three customers combined to account for 46% of our 2021 Manufacturing segment operating revenue.
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
RESOURCE MATERIALS
We use raw materials in the products we manufacture, including, among others, steel, aluminum, and polystyrene and other plastics resins. Managing price volatility and ensuring raw material availability are important aspects of our business. We attempt to pass increases in the costs of these raw materials on to our customers. Increases in the costs of raw materials that cannot be passed on to customers could have a negative effect on profit margins. Additionally, a certain amount of residual material (scrap) is a by-product of the manufacturing and production processes. Declines in commodity prices for these scrap materials due to weakened demand or excess supply can negatively impact the profitability of our Manufacturing segment as it reduces their ability to mitigate the cost associated with excess material.
ENVIRONMENTAL REGULATION
Our manufacturing businesses are subject to environmental, health and safety laws and regulations, including those governing discharges to air and water, the management and disposal of hazardous substances, the cleanup of contaminated sites and health and safety matters.

PLASTICS	Contribution to Operating Revenues: 32% (2021), 23% (2020), 20% (2019)
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
CUSTOMERS
PVC pipe products are marketed through a combination of independent sales representatives, company salespersons and customer service representatives. Customers for our PVC pipe products consist primarily of wholesalers and distributors and the principal method for distribution of our products is by common carrier ground transportation. No single customer of the PVC pipe companies accounted for 10% or more of our consolidated operating revenues in 2021. However, two customers, both of which are distributors of PCV pipe, combined to account for 50% of our 2021 Plastics segment operating revenue.
COMPETITIVE CONDITIONS
The plastic pipe industry is fragmented and competitive due to the number of producers, the small number of raw material suppliers and the fungible nature of the product. Due to shipping costs, competition is usually regional, instead of national, in scope. The principal factors of competition are price, customer service and product performance. We compete not only against other plastic pipe manufacturers, but also ductile iron, high-density polyethylene, steel and concrete pipe producers. Pricing pressure will continue to affect our operating margins in the future.
We will continue to compete based on our high-quality products, cost-effective production techniques and close customer relations and support.
RESOURCE MATERIALS
PVC resins are acquired in bulk and shipped to our facilities by rail. There are four vendors from which we can source our PVC resin requirements. In 2021 we sourced all of our PVC resin needs from two vendors. The supply of PVC resin may also be limited primarily due to manufacturing capacity and the limited availability of raw material components. Most U.S. resin production plants are located in the Gulf Coast region. These plants are subject to the risk of damage and production shutdowns because of exposure to hurricanes or other extreme weather events that occur in this part of the United States. The loss of a key vendor, or any interruption or delay in the supply of PVC resin could disrupt the ability of the Plastics segment to manufacture products, cause customers to cancel orders or result in increased expenses for obtaining PVC resin from alternative sources, if such sources were available. We believe we have good relationships with our key raw material vendors.
Due to the commodity nature of PVC resin and PVC pipe and the dynamic supply and demand factors worldwide, historically the markets for both PVC resin and PVC pipe have been very cyclical with significant fluctuations in prices and gross margins.
In addition to PVC resin, we use certain other materials, such as tin stabilizer, gaskets and lumber, in the process of manufacturing and shipping our PVC pipe products. We generally source these materials from a limited number of suppliers, and supply chain constraints or disruptions related to these materials could disrupt our ability to manufacture or ship products and could result in increased costs.
SEASONALITY
Demand for our PVC pipe products can be impacted by seasonal weather differences, with generally lower sales volumes realized in the first quarter of the year when cold temperatures and frozen ground across the northern portion of our footprint can delay or prevent construction activity.

ITEM 1A.	RISK FACTORS
RISK FACTORS AND CAUTIONARY STATEMENTS
Our businesses are subject to various risks and uncertainties. Any of the risks described below or elsewhere in this report on Form 10-K or in our other SEC filings could materially adversely affect our business, operating results, financial condition and liquidity. Additional risks and uncertainties we are not presently aware of or that we currently consider immaterial may also affect our business, operating results, financial condition and liquidity.
Oversight of Risk and Related Processes
A key accountability of the Board of Directors is the oversight of material risk. Management and the Board of Directors have responsibility for overseeing the identification and mitigation of significant and emerging risks. Management identifies and analyzes risks to determine the impact and other attributes such as timing, likelihood and management control. Identification and analysis occur formally through an assessment of significant and emerging risks conducted by senior management, the financial disclosure process, and internal auditing and compliance with financial and operational controls. Management also identifies and analyzes risk through development of goals and key performance indicators, which include risk identification to determine barriers to implementing our strategy. We promote a culture of compliance, including tone at the top. The process for risk mitigation includes adherence to our code of business ethics and compliance policies, operation of formal risk management structures and overall business management to mitigate the risks inherent in the implementation of strategy. We manage and further mitigate risks through formal risk management structures, including a management executive risk committee and services such as internal audit/business risk management and legal. Management communicates regularly with our Board of Directors and key stakeholders regarding risk. Senior management presents and communicates a periodic risk assessment to our Board of Directors which provides information on the risks management believes are material, including the earnings impact, timing, likelihood and management control. The Board of Directors approaches oversight, management and mitigation of risk as an integral and continuous part of its governance of OTC. The Board of Directors regularly reviews management’s top risk assessment and analyzes areas of existing and future risks and opportunities. Finally, the Board of Directors conducts an annual strategy session where our future plans and initiatives are reviewed.
OPERATIONAL RISKS
The economic effects of the coronavirus (COVID-19) pandemic and measures taken to reduce and slow the spread of the virus could adversely impact our business.
The outbreak and global spread of COVID-19, which was declared a pandemic by the World Health Organization in March 2020, continues to have widespread and unpredictable impacts on society, economies, financial markets and businesses everywhere. The COVID-19 pandemic has impacted our business operations, including our employees, customers, construction contractors, suppliers and vendors, and there is substantial uncertainty in the nature and degree of the continued effects over time. In 2021, our business was impacted by supply chain disruptions and labor shortages resulting from the pandemic, and the associated costs and inflation related thereto. The extent to which COVID-19 impacts our business going forward is highly uncertain and will depend on future developments including the efficacy of vaccines, the spread of COVID-19 variants and the extent of federal, state and local government responses, including potential vaccine or testing mandates.
On November 5, 2021, OSHA issued an Emergency Temporary Standard (“ETS”) requiring that most employers with at least 100 employees ensure that their employees are fully vaccinated for COVID-19 or require their employees to obtain a negative COVID-19 test at least once a week. On January 13, 2022, the US Supreme Court granted emergency relief to stay the implementation of the OSHA ETS and on January 26, 2022, OSHA withdrew its ETS. Despite withdrawing the ETS as an enforceable standard, OSHA emphasized that the ETS will continue to serve as its proposal for a permanent standard. Additionally, on September 9, 2021, President Biden issued an executive order requiring employees of certain federal contractors and covered subcontractors to be vaccinated, with no weekly testing option, unless they have an approved disability or religious exemption. Currently, the mandate set forth by the executive order has been halted as several states are challenging its legality and the matter remains in litigation. If these mandates are upheld in federal court and become effective, we expect one, or both, of these new regulations will apply to at least some, and possibly all, of our businesses which could require us to mandate COVID-19 vaccination of our workforce or have our unvaccinated employees undergo required weekly COVID-19 testing, or some combination thereof, which could be difficult and costly. Further, additional vaccine and testing mandates may be announced in jurisdictions in which we operate our business, and there could be potential actions by certain states that are in conflict with the federal mandates, the impacts of which remain uncertain. Requirements to mandate COVID-19 vaccination of our workforce or requirements of our unvaccinated employees to be tested could result in labor disruptions, employee attrition and difficulty securing future labor needs.
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
Our business strategy includes major capital investments at our existing companies. Our capital investment program planned for the next five years includes Electric segment investments in renewable generation, transmission asset additions and upgrades, and technology and infrastructure projects, and Manufacturing and Plastics segments investments in facilities, equipment and machinery. These capital projects are planned years in advance of their in-service dates and are subject to various risks including: obtaining necessary permits, licenses and approvals in a timely manner; adverse changes in regulatory treatment or public policy; changes in commodity pricing, equipment and construction costs; technology changes; delivery delays of critical materials and components; delays caused by construction accidents, injuries or public health crises; adverse weather conditions; unforeseen product defects; limited access to capital; and other adverse conditions. Capital investments in our Electric segment are subject to regulatory approval and are at risk of not being granted timely or full recovery of our investments. The inability to complete capital projects on budget and in a timely manner could adversely impact our operating results and financial condition.
Our acquisition or divestiture strategies are subject to risk and could adversely impact our financial position and operating results.
As part of our business strategy, we continually assess our mix of businesses and potential strategic acquisitions or divestitures. This investment strategy is subject to various risks including the ability to identify appropriate acquisition candidates or successfully negotiate and finance any acquisitions. In addition, difficulties in integrating the operations, services, products and personnel of the acquired business, and the potential loss of key employees, customers and suppliers of the acquired business could adversely impact our financial condition and operating results.
The sale of any of our businesses may result in the recognition of a loss if the business is sold for less than its book value and may expose us to risk arising from indemnification obligations that arose out of the conduct of the business prior to the sale. These obligations may include warranty and environmental obligations or the recoverability of certain assets sold as part of the transaction. Unforeseen costs related to these obligations could impact our operating results.
Weather impacts, including normal seasonal fluctuation and extreme weather events, could adversely affect our operating results.
Our Electric segment business is seasonal and weather patterns can have a material impact on our financial performance. Demand for electricity is normally greater in the winter and summer months. Unusually mild summers and winters could have an adverse effect on our financial condition and results of operations. Weather can also have a significant impact on our Plastics segment businesses as most U.S. PVC resin production plants are located in the Gulf Coast region, which is prone to seasonal hurricane activity and other extreme weather events. Our access to PVC resin may be impacted by the volume and magnitude of hurricane and storm activity in this region. In addition, our Plastics segment businesses can be affected by weather prohibiting or delaying construction projects at any time of the year in any geography, but specifically times of the year when frozen ground and cold temperatures in many parts of the country can delay construction projects, all of which can result in reduced customer demand.
Our businesses are located in areas that could be subject to natural disasters such as severe snow and ice storms, tornadoes, flooding and fires. These factors could result in interruption of our business and damage to our facilities. An extreme weather event within our utility service area could directly affect our capital assets, causing disruption in service to customers and result in repair or replacement costs, due to downed wires and poles or damage to other operating equipment.
In addition to variations in seasonal weather patterns, more widespread climate change may also create physical and financial risk to our businesses. Physical risks of climate change, such as more frequent or more extreme weather events, changes in temperature and precipitation patterns, changes to ground and surface water availability and other phenomena, could affect some or all of our operations. Severe weather or other natural disasters related to climate change could be destructive and result in increased costs and disruptions in our operations. Extreme weather conditions, such as uncommonly long periods of high or low ambient temperature, generally require more utility system backup, adding to costs and contributing to increased system stress on our utility infrastructure, which could cause service interruptions.
The loss of, or significant reduction in revenue from, any of our key customers could have an adverse effect on our operating results.
While no single customer provided more than 10% of our consolidated operating revenue, each of our segments have customers which accounted for over 10% of the segment’s operating revenues. In 2021, one customer accounted for 10% of Electric segment revenue, three customers combined to account for 46% of Manufacturing segment operating revenue and two customers combined to account for 50% of Plastics segment operating revenue. The loss of any one of these customers or a significant decline in sales to these customers, would have a significant negative impact on the segment's financial condition and operating results, and could have a significant negative impact on the Company’s consolidated financial condition and operating results.
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
The operation of our business is dependent on the secure function of our computer hardware and software systems. Furthermore, all our businesses require us to collect and maintain sensitive customer data, as well as confidential employee and shareholder information, which is subject to electronic theft or loss. We also use third-party vendors to electronically process certain of our business transactions. Information systems, both ours and those of third parties, are vulnerable to security breaches by computer hackers and cyber terrorists and the negligent or intentional breach of established controls and procedures or mismanagement of confidential information by employees. We may also be impacted by attacks and data security breaches of financial institutions, merchants or third-party processors. While we regularly conduct cybersecurity assessments, we cannot be certain our information security systems and protocols and those of our vendors and other third parties are sufficient to withstand a cyber-attack or other security breach.
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
The misappropriation, corruption or loss of personally identifiable information and other confidential data could lead to significant monetary damages, regulatory enforcement actions and breach notification and mitigation expenses, such as credit monitoring, and result in reputational damage affecting relations with shareholders, customers and regulators. In addition to property and casualty insurance, which may cover restoration of data, certain physical damage or third-party injuries, we have cybersecurity insurance related to a breach event. However, damage and claims arising from such incidents may not be covered or may exceed the amount of any available insurance.
The inability to attract and retain a qualified workforce could have an adverse effect on our operations.
The success of our business is heavily dependent on the leadership of our executive officers and key employees for implementation of our strategy. In addition, all of our businesses rely on technical employees who possess certain specialized knowledge and skills. The inability to attract and maintain a skilled and stable workforce may negatively affect our ability to service our customers, manufacture products or successfully manage our business and achieve our objectives. Competition for employees, including skilled workers, is high and can lead to increased labor expenses, decreased productivity and potentially lost business opportunities. Our ability to maintain productivity, relationships with customers, competitive costs and quality services is limited by the ability to employ the necessary skilled personnel and could negatively affect our operating results, financial condition and liquidity.
FINANCIAL RISKS
We are subject to capital market and interest rate risks.
We rely on access to debt and equity capital markets as a source of liquidity to fund our investment initiatives, including rate base growth investments in our Electric segment and opportunities for investment, including acquisitions, in our Manufacturing and Plastics segments. Capital markets are impacted by global and domestic economic conditions, monetary policy, commodity prices, geopolitical events and other factors. If we are unable to access capital on acceptable terms and at reasonable costs, our ability to implement our business plans may be adversely affected. In addition, higher market interest rates on outstanding variable-rate, short-term indebtedness could also impact our operating results.
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
The financial obligations and related costs of our pension and other postretirement benefit plans are affected by numerous factors. Assumptions related to future costs, investment returns, actuarial estimates and interest rates have a significant effect on our funding obligations and the cost recognized for these plans. If our pension plan assets do not achieve our estimated long-term rate of return or if our other estimates prove to be inaccurate, our operating results, financial condition and liquidity may be adversely impacted. In addition, our funding requirements could be impacted by changes to the Pension Protection Act.
We rely on our subsidiaries to provide sufficient earnings and cash flows to allow us to meet our financial obligations and pay dividends to our shareholders.
OTC is a holding company with no significant operations of its own. The primary source of funds for payment of our financial obligations and dividends to our shareholders is from cash provided by our subsidiary companies. Our ability to meet our financial obligations and pay dividends on our common stock principally depends on the earnings, cash flows, capital requirements and general financial positions of our subsidiary companies. In addition, OTP is subject to federal and state regulations which may restrict its ability to pay dividends. Finally, we are also reliant on our subsidiary companies to maintain compliance with financial covenants under our various short- and long-term debt agreements. Our debt agreements include restrictions on the payment of cash dividends upon an event of default.
Changes in tax laws could materially affect our financial condition and operating results.
Our provision for income taxes and tax obligations are impacted by various tax laws and regulations, including the availability of various tax credits, IRS tax policies such as tax normalization and, at times, the ability to carryforward net operating losses and tax credits. Changes in tax laws, regulations and interpretations could have an adverse effect on our financial condition and operating results. Tax law changes that reduce or eliminate production or investment tax credits may impact the economics of constructing certain electric generation resources, which may adversely impact our planned investments.
A significant impairment of our goodwill would negatively impact our financial position and operating results.
As of December 31, 2021, we had $37.6 million of goodwill recorded on our consolidated balance sheet. We have recorded goodwill for businesses in our Manufacturing and Plastics segments. Goodwill is tested for impairment annually or whenever events or changes in circumstances indicate impairment may have occurred. The goodwill impairment test requires us to estimate the fair value of the businesses being tested. Estimating the fair value of a business unit requires significant judgments and estimates, including estimates of future operating results and cash flows, among others. These estimates can be affected by numerous factors, including changes in economic, industry or market conditions, changes in business operations, changes in competition or changes in technologies. Any changes in key assumptions or material differences between actual and forecasted financial performance could affect our fair value estimates and lead to a goodwill impairment charge that could adversely affect our financial condition and operating results, as well as impact compliance with financing agreement covenants.
ELECTRIC SEGMENT RISKS
General economic and industry conditions impact our business.
Several factors, many of which are beyond our control, may contribute to reduced demand for energy from our customers or increase the cost of providing energy to our customers. These risks include economic growth or decline in our service areas, demographic changes in our customer base and changes in customer demand or load growth due to, among other items, proliferation of distributed generation, energy efficiency initiatives and technological advancements. In addition, customer demand could be impacted by increased competition in our service territories or the loss of a service territory or franchise. Other risks include increased transmission or interconnection costs, generation curtailment and changes in the manner in which wholesale power is purchased and sold. A decrease in revenues or an increase in expenses related to our electric operations could negatively impact our financial condition, operating results and liquidity.
Our utility business is significantly impacted by government legislation and regulation.
OTP is subject to federal and state legislation and comprehensive regulation by federal and state regulatory agencies, including the public utility commissions in each of the three states in which OTP operates, and by the FERC. State utility commissions regulate, among other matters, the establishment of assigned service areas, the siting and construction of major facilities, the capital structure of the utility business and the allowed rates to charge customers for providing energy and utility service. Each state utility commission operates independent of one another; therefore, OTP is subject to and must adhere to the decisions of each independent state commission. The FERC regulates, among other matters, wholesale energy transactions, hydroelectric licensing, transmission and sale of electric energy in interstate commerce and the interconnection of electric facilities.
Our financial condition, operating results and liquidity are significantly impacted by and dependent upon our ability to recover the cost of providing utility service and earning a return on our utility capital investments. There is no assurance that each state utility commission will judge our utility costs to have been prudently incurred or that rates will produce full recovery of such costs. In addition, there could be changes in the federal or state regulatory framework that would impair our ability to recover utility costs historically collected from our customers. In addition, inflationary cost pressures could increase the cost of constructing our utility assets and operating our utility business. Rising fuel costs could increase the cost of providing energy to our customers. In each instance, there can be no assurance that our state regulatory commissions will authorize recovery of these rising costs. In addition to the recovery of our utility costs, our profitability is impacted by the authorized return on equity, which can be impacted by macroeconomic factors such as interest rates. There can be no assurance that our state utility commissions or the FERC will authorize an acceptable rate of return.
An adverse decision by one or more regulatory authorities concerning the level or method of determining electric utility rates, the authorized returns on equity, recoverability of fuel, purchase power and other costs, the allocation of costs between jurisdictions, approval of depreciation rates, implementation of enforceable federal reliability standards or other regulatory matters, permitted business activities, such as ownership or operation of nonelectric businesses, or any prolonged delay in rendering a decision in a rate or other proceeding could adversely impact our financial condition, operating results and liquidity.
Our generating facilities are subject to risks that could result in early closure or a sale of our interest.
Changes in operational or economic factors, environmental regulation or risks of litigation could result in the early closure of, or the sale of our interest in, a generating facility. In the event of an early closure, a significant asset impairment charge could be required and we would be obligated to pay for costs of closure for our share of the generating facility, including costs associated with decommissioning, remediation, reclamation and restoration of the property, and any costs of terminating contracts associated with the generating facility, such as coal supply arrangements. In the event of a sale of our interest in a generating facility, we may not be able to negotiate the sale on favorable terms, which could result in the recognition of a loss on the sale and other potential liabilities. There can be no assurance that we would be authorized by any or all of our state utility commissions to recover any costs or losses associated with the early closure of or sale of our interest in a generating facility.
The loss of a major generating facility would require OTP to identify and receive approval for other sources of generation for its customers, if available, and expose it to higher purchased power costs. In addition, OTP may not be able to obtain timely regulatory approval for new generation resources to replace closed facilities.
In September 2021, our IRP filed in the three jurisdictions in which we operate outlined our plan to withdraw from our 35 percent ownership interest in Coyote Station, a jointly owned coal fired generation plant, by December 31, 2028. We will seek to recover all costs related to the future withdrawal from Coyote Station, however, there can be no assurance that we will be granted recovery of any or all such costs. A full or partial denial of recovery of the costs of withdrawal could significantly impact our operating results, financial condition and liquidity.
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
Coyote Station, one of OTP's jointly owned coal fired power plant, is subject to assessment under the second implementation period of RHR as part of the state of North Dakota's state implementation plan. We cannot predict with certainty the impact the state implementation plan may have on our business until the plan has been approved or otherwise acted on by the EPA. However, significant emission control investments could be required. Alternatively, investments in emission control equipment may prove to be uneconomic and result in an early closure of, or the sale of our interest in, Coyote Station.
Existing environmental laws or regulations may be revised, and new laws or regulations may be adopted or become applicable to us. The multiple jurisdictions that govern our electric utility business may not agree as to the appropriate resource mix, which may lead to costs to comply with one jurisdiction that are not recoverable across all jurisdictions served by the same assets. Revised or additional regulations, which result in increased compliance costs or additional operating restrictions, particularly if those costs are not fully recoverable from customers, could have a material effect on our operating results and make it no longer economically viable to operate some of our facilities.
Legislation, regulation, litigation or other actions related to climate change and greenhouse gas emissions could materially impact us.
Current and future federal, state, regional and international regulations to address global climate change and reduce GHG emissions, including measures such as mandated levels of renewable generation, mandatory reductions in CO2 emission levels, taxes on CO2 emissions or cap-and-trade regimes, could require us to incur significant costs, which could negatively impact our financial condition, operating results and liquidity if such costs cannot be recovered through rates granted by ratemaking authorities or through increased market prices for electricity.
In 2021, the Biden Administration introduced new targets aimed at reducing economy-wide net GHG emissions by 50 to 52 percent from 2005 levels by 2030. In addition, the Administration set a goal to reach 100 percent carbon pollution-free electricity by 2035. To achieve these targets the Administration may implement new regulations targeting GHG emissions from existing fossil fuel-fired power plants. While the precise nature and implications of any new regulations are uncertain, such regulations could impose substantial costs on and impact the operations of our utility business, which may materially impact our financial condition, operating results and liquidity.
In addition to complying with legislation and regulation, we could be subject to litigation related to climate change. Costs of such litigation could be significant, and an adverse outcome could require substantial capital expenditures, changes in operations and possible payment of penalties or damages which could affect our operating results and liquidity if the costs are not recoverable in rates or covered by insurance.
To the extent investors view climate change, fossil fuel combustion and GHG emissions as a financial risk, our stock price or our ability to access capital markets on favorable terms and conditions could be adversely impacted.
Violations of extensive legal and regulatory compliance requirements could have a negative impact on our business and results of operations.
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
OTP is subject to mandatory cybersecurity and physical security regulatory requirements. OTP implements the NERC standards for operating its transmission and generation assets and stays abreast of best practices within business and the utility industry to protect its computers and computer-controlled systems from outside attack. We rely on industry accepted security measures and technology to securely maintain confidential and proprietary information necessary for the operation of our systems. In an effort to reduce the likelihood and severity of cyber intrusions, we have cybersecurity processes and controls and disaster recovery plans designed to protect and preserve the confidentiality, integrity and availability of data and systems. We also take prudent and reasonable steps to protect the physical security of our generation and transmission facilities. However, all these measures and technology may not adequately prevent security breaches, ransomware attacks or other cyber-attacks or enable us to recover effectively from such a breach or attack. Any significant interruption or failure of our information systems or any significant breach of security due to cyber-attacks, hacking or internal security breaches or physical attack of our generation or transmission facilities could adversely affect our business and results of operations.
Our generating facilities are subject to operational risks that could result in unscheduled plant outages and increased costs.
The operation of electric generating facilities involves many risks, including facility shutdowns due to equipment or process failures; labor disputes; operator error; catastrophic events such as fires, explosions and floods; the dependence on a specific fuel source; and the risk of performance below expected levels of output or efficiency. We could be subject to costs associated with any unexpected failure to produce or deliver power, including failures caused by a breakdown or forced outage, as well as damages to facilities.

We rely on a limited number of suppliers to provide coal and coal transportation to our facilities. A failure to perform by any of these counterparties may arise due to liquidity challenges or insolvency, operational deficiencies or other circumstances such as severe weather or natural disasters, which could impact our ability to provide service to our customers or require us to seek alternative sources for these products and services, if available, which could lead to increased costs adversely impacting our operating results.
Joint ownership of coal-fired generation facilities could impact our ability to manage changing regulations and economic conditions.
We own our coal-fired generation facilities jointly with other co-owners with varying ownership interests in such facilities. Our ability to make determinations on our integrated resource plan in order to best navigate changing environmental regulations and economic conditions may be impacted by our rights and obligations under the co-ownership agreements and related agreements and our ability to reconcile a divergence in the interests of OTP and the co-owners of these generation facilities. Such a divergence could impair our ability to effectively manage these changing conditions to meet our strategic objectives and could adversely impact our financial condition, operating results and liquidity.
We are subject to risks associated with energy markets.
Our electric business is subject to the risks associated with energy markets, including market supply and changing energy prices. If we are faced with shortages in market supply, we may be unable to fulfill our contractual obligations to our retail, wholesale and other customers at previously anticipated costs. This could force us to obtain alternative energy or fuel supplies at higher costs or suffer increased liability for unfulfilled contractual obligations. Any significantly higher than expected energy or fuel costs could negatively affect our financial performance.
MANUFACTURING SEGMENT RISKS
The price and availability of raw materials could adversely impact our operating results.
The companies in our Manufacturing segment use a variety of raw materials in the products they manufacture including, among others, steel, aluminum, and polystyrene and other plastics resins. The price and availability of the raw materials used in our manufacturing process are based on global supply and demand conditions, which can create volatile pricing and supply disruptions as conditions change. Federal trade policies, including imposed tariffs, can also impact prices for these raw materials. If we are unable to pass cost increases on to our customers or are unable to procure adequate or timely raw material inputs for use in our manufacturing processes, our operating results could be negatively impacted.
Additionally, a certain amount of residual material (scrap) is a by-product of the manufacturing and production processes used by our manufacturing companies. Declines in commodity prices for these scrap materials due to weakened demand or excess supply can negatively impact the profitability of our manufacturing companies as it reduces their ability to mitigate the cost associated with excess material.
Competition from foreign and domestic manufacturers could affect the revenues and earnings of our manufacturing businesses.
Our manufacturing businesses are subject to intense competition from foreign and domestic manufacturers, many of whom have broader product lines, greater distribution capabilities, greater capital resources, larger marketing, research and development personnel and facilities, and other capabilities. Our ability to compete on product performance, competitive pricing, technological innovation and customer service is critical to our ongoing success. If we are unable to compete in these and potentially other areas, our business and operating results could be adversely impacted.
Economic conditions in the end markets in which our customers operate could have an adverse impact on our operating results and liquidity.
Our manufacturing businesses derive a large amount of their revenues from customers in the following industry sectors: recreational vehicle/powersports, lawn and garden, construction, agriculture, energy and horticultural. Factors affecting any of these industries in general could adversely affect our operating results as growth in our operating revenues is largely dependent on the growth of our customers’ businesses in their respective industries. These factors include:
•seasonality of demand for our customers’ products, which may cause our manufacturing capacity to be underutilized for periods of time;
•our customers’ failure to successfully market their products, gain or retain widespread commercial acceptance of their products or compete effectively in their industries;
•loss of market share for our customers’ products, which may lead our customers to reduce or discontinue purchasing our products and components and to reduce prices, thereby exerting pricing pressure on us;
•economic conditions in the markets in which our customers operate; in particular, the United States, including recessionary periods such as a global economic downturn;
•our customers’ decision to bring the production of components in-house that has traditionally been outsourced to us; and
•product design changes or manufacturing process changes that may reduce or eliminate demand for the components we supply.
We expect future sales will continue to depend on the success of our customers. If economic conditions or demand for our customers’ products deteriorate, we may experience a material adverse effect on our business, operating results and financial condition.
Our business may be adversely affected if we are not able to maintain our workforce and manufacturing, engineering and technological expertise.
The markets for our manufacturing businesses are characterized by changing technology and evolving process development. The continued success of our businesses will depend on our ability to:
•hire, retain and expand our workforce, including qualified engineering and trade-skilled personnel;
•maintain technological leadership in our industry;
•implement new and expand on current robotics, automation and tooling technologies; and
•anticipate or respond to changes in manufacturing processes in a cost-effective and timely manner.

We may be unable to develop the capabilities required by our customers in the future. The emergence of new technologies, industry standards or customer requirements may render our equipment, inventory or processes obsolete or noncompetitive. We may be required to acquire new technologies and equipment to remain competitive. The acquisition and implementation of new technologies and equipment may require us to incur significant expense and capital investment, which could reduce our margins and affect our operating results. When we establish or acquire new facilities, we may not be able to maintain or develop our manufacturing, engineering and technological expertise due to a lack of trained personnel, effective training of new staff or technical difficulties with machinery. Failure to anticipate and adapt to customers’ changing technological needs and requirements, to hire and retain a sufficient number of engineers and trade-skilled personnel, and to maintain manufacturing, engineering and technological expertise may have a material adverse effect on our businesses and operating results.
Our manufacturing operations are subject to environmental, health and safety laws and regulations that could result in liabilities to us.
Our manufacturing operations, which include painting and coating processes, are subject to environmental, health and safety laws and regulations, including those governing discharges to air and water, the management and disposal of hazardous substances, the cleanup of contaminated sites and health and safety matters. We could be required to incur material costs, including cleanup costs, civil and criminal fines, penalties and third-party claims for cost recovery, property damage or personal injury as a result of violations of or liabilities under such laws and regulations. The ultimate cost of remediating contaminated sites, if any, is difficult to accurately predict and could exceed estimates. In addition, as environmental, health and safety laws and regulations have become more strict, we could incur additional costs complying with requirements that are promulgated in the future.
PLASTICS SEGMENT RISKS
Changes in PVC resin prices could negatively affect our plastics business.
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
Our plastics operations are highly dependent on a limited number of vendors and a limited supply of PVC resin and other materials.
We rely on a limited number of vendors to supply the PVC resin used in our plastics business. In 2021 we sourced all of our PVC resin needs from two vendors. In addition, the supply of PVC resin may be limited primarily due to manufacturing capacity and the limited availability of raw material components. Most U.S. resin production plants are located in the Gulf Coast region. This could increase the risk of a shortage of resin in the event of a hurricane, other extreme weather events and other natural disasters in that region. The loss of a key vendor or any interruption or delay in the availability or supply of PVC resin could disrupt our ability to deliver our plastic products, cause customers to cancel orders or require us to incur additional expenses to obtain PVC resin from alternative sources, if such sources are available.
Although PVC resin is the most significant raw material input in our PVC pipe manufacturing process, we do use certain other materials, such as stabilizers, gaskets and others, in the process of manufacturing and shipping our PVC pipe products. We generally source these materials from a limited number of suppliers and any significant supply chain constraints or disruptions related to these materials could also disrupt our ability to manufacture or ship products and could result in increased costs.
We compete against many other manufacturers of PVC pipe and manufacturers of alternative products. Customers may not distinguish our products from those of our competitors.
The plastic pipe industry is fragmented and competitive due to the number of producers and the fungible nature of the product. We compete not only against other plastic pipe manufacturers, but also against ductile iron, steel and concrete pipe manufacturers. Due to shipping costs, competition is usually regional instead of national in scope and the principal areas of competition are a combination of price, service, warranty and product performance. Our inability to compete effectively in each of these areas and to distinguish our plastic pipe products from competing products may adversely affect the financial performance of our plastics business.
External factors beyond our control could cause fluctuations in demand for our PVC pipe products and changes in our prices and margins, which could adversely impact our operating results.
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
•funding shortages for municipal water and wastewater projects can also adversely impact demand for our products; and
•pandemics and other public health threats.
GENERAL RISK FACTORS
Economic conditions could negatively impact our businesses.
Our businesses are affected by local, national and worldwide economic conditions, including the impact of inflation, tightening of credit in financial markets, economic recessions or other changes in economic conditions. Our businesses may be adversely affected by decreases in the general level of economic activity, such as decreases in business and consumer spending. A decline in the level of economic activity and uncertainty regarding energy and commodity prices could adversely affect our results of operations and our future growth. Inflationary pressures may lead to rising material and commodity costs and increased labor costs. Our operating results and liquidity would be adversely impacted if we were unable to recover these increased costs from our customers. Tightening of credit in financial markets could adversely affect the ability of customers to finance purchases of our goods and services, resulting in decreased orders, cancelled or deferred orders, slower payment cycles, and increased bad debt and customer bankruptcies.
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

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
The following provides a summary of our properties which are material to our operations, by segment, as of December 31, 2021.
ELECTRIC SEGMENT
The following reflects our wholly or jointly owned material electric generation facilities as of December 31, 2021:

Description	Location	Year Placed in Service	Fuel Type	Capacity - kW (Nameplate Rating)

Big Stone Plant(1)	Big Stone City, SD	1975	Subbituminous Coal	223,146
Coyote Station(2)	Beulah, ND	1981	Lignite Coal	144,900
Jamestown Combustion Turbine	Jamestown, ND	1975	Natural Gas/Oil	48,108
Lake Preston Combustion Turbine	Lake Preston, SD	1978	Natural Gas/Oil	24,100
Solway Combustion Turbine	Solway, MN	2003	Natural Gas/Oil	44,500
Astoria Station	Astoria, SD	2021	Natural Gas	245,000
Langdon Wind Center	Langdon, ND	2007	Wind	40,500
Ashtabula Wind Center	Barnes County, ND	2008	Wind	48,000
Luverne Wind Farm	Griggs and Steele Counties, ND	2009	Wind	49,500
Merricourt Wind Energy Center	McIntosh and Dickey Counties, ND	2020	Wind	150,000

(1)OTP holds a 53.9% joint ownership interest in this jointly owned facility. The nameplate capacity indicated reflects OTP's ownership percentage.
(2)OTP holds a 35.0% joint ownership interest in this jointly owned facility. The nameplate capacity indicated reflects OTP's ownership percentage.
In addition to our generation facilities, we wholly or jointly own transmission and distribution lines as of December 31, 2021 as follows:

Miles

Transmission
345 kV(3)	875
230 kV(4)	484
115 kV	960
Less than 115 kV	4,028
Distribution
Less than 115 kV	2,660

(3) As of December 31, 2021, OTP held a 14.2% ownership interest of 242 miles, a 4.8% ownership interest of 250 miles, and a 50.0% ownership interest of 234 miles of the 345 kV transmission lines, with the remaining miles being wholly-owned.

(4) As of December 31, 2021, OTP held a 14.8% ownership interest of 70 miles of the 230 kV transmission lines, with the remaining miles being wholly-owned.

MANUFACTURING AND PLASTICS SEGMENTS
The following reflects the material properties of our Manufacturing and Plastic segments as of December 31, 2021:

Segment/Location	Owned/Leased	Facility Type/Use	Approximate Square Feet

Manufacturing Segment
Washington, IL	Leased	Office/Manufacturing/Warehouse	217,508
Detroit Lakes, MN	Owned	Office/Manufacturing/Warehouse	353,812
Lakeville, MN	Leased	Office/Manufacturing/Warehouse	413,000
Dawsonville, GA	Owned	Office/Manufacturing/Warehouse	172,000
Buford, GA	Leased	Warehouse	71,357
Clearwater, MN	Owned	Office/Manufacturing/Warehouse	203,840
Otsego, MN	Leased	Manufacturing/Warehouse	86,400
Plastics Segment
Fargo, ND	Owned	Office/Manufacturing/Warehouse	122,441
Fargo, ND	Leased	Warehouse	239,580
Phoenix, AZ	Owned	Office/Manufacturing/Warehouse	86,066

We believe the facilities described above are adequate for our present business.

ITEM 3.	LEGAL PROCEEDINGS
We are the subject of various legal and regulatory proceedings in the ordinary course of our business. See Note 13, Commitments and Contingencies, to the consolidated financial statements, and Management's Discussion and Analysis of Financial Condition and Results of Operations, Regulatory Rate Matters, which information is incorporated herein by reference, for discussion of certain legal, environmental and other regulatory proceedings to which we are a party.

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

Name and Age	Date Elected to Office	Current Position

Charles S. MacFarlane (57)	04/13/15	President and Chief Executive Officer
Kevin G. Moug (62)	04/09/01	Chief Financial Officer and Senior Vice President
Timothy J. Rogelstad (55)	04/14/14	Senior Vice President, Electric Platform
John S. Abbott (63)	02/11/15	Senior Vice President, Manufacturing Platform
Jennifer O. Smestad (51)	01/01/18	Vice President, General Counsel and Corporate Secretary

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
Our common stock is traded on the Nasdaq Global Select Market under the Nasdaq symbol “OTTR”. As of December 31, 2021, there were approximately 12,038 holders of record of our common stock.
We do not have a publicly announced stock repurchase program and we did not repurchase any equity securities during the year ended December 31, 2021.
PERFORMANCE GRAPH COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
This graph compares the cumulative total shareholder return on our common shares for the last five years with the cumulative return of The Nasdaq Stock Market Index and the Edison Electric Institute (EEI) Index over the same period (assuming the investment of $100 in each vehicle on December 31, 2016, and reinvestment of all dividends).

	2016	2017	2018	2019	2020	2021

OTTR	$100.00	$112.35	$129.14	$137.12	$117.96	$203.57
EEI	$100.00	$111.72	$115.82	$145.69	$144.00	$168.64
Nasdaq	$100.00	$121.38	$114.77	$150.55	$182.57	$229.84

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes appearing under Item 8 of this Form 10-K.

OVERVIEW
Otter Tail Corporation (OTC) and its subsidiaries form a diverse group of businesses with operations classified into three segments: Electric, Manufacturing and Plastics. Our Electric business is a vertically integrated, regulated utility with generation, transmission and distribution facilities to serve our customers in western Minnesota, eastern North Dakota and northeastern South Dakota. Our Manufacturing segment provides metal fabrication for custom machine parts and metal components and manufactures extruded and thermoformed plastic products. Our Plastics segment manufactures PVC pipe for use in, among other applications, municipal and rural water, wastewater and water reclamation projects.
Our strategy includes investing in rate base growth opportunities in our Electric segment and capitalizing on organic growth opportunities in our Manufacturing and Plastics segments. Investments in our Electric segment are expected to produce increased earnings and cash flow potential and lower our overall risk, create a more predictable earnings stream, improve our credit quality and preserve our ability to fund our dividend. Our Electric segment is complemented by our Manufacturing and Plastics segment businesses, which we expect to contribute to earnings growth by capitalizing on market expansion opportunities and increasing utilization of existing capacities and planned investments to create additional capacity and increased efficiencies. Collectively, our mix of businesses is expected to contribute to the achievement of our targeted annual growth in earnings per share of five to seven percent over the next several years, using 2020 as the base for measurement.

In 2021, all of our businesses were able to effectively manage through the challenges resulting from the COVID-19 pandemic and other marketplace challenges, including supply chain disruptions and rapidly escalating costs for certain raw material components used in our manufacturing processes. We continue to remain focused on maintaining the health and safety of our employees, customers and communities and ensuring continued electrical reliability and continuous delivery of our products to our customers.
2021 FINANCIAL RESULTS
Our Electric segment produced earnings growth of 8.5% in 2021, driven by returns on our recent rate base investments. Our Merricourt wind farm and Astoria Station natural gas plant, which collectively constitute a $420 million investment, were completed and placed in service in the fourth quarter of 2020 and the first quarter of 2021, respectively. Recovery of these investments and associated operating costs through either rate riders or interim rates provided under our Minnesota rate case led to increasing operating revenues and net income.
Our Manufacturing segment produced earnings growth in 2021 of 55.6%, as strong end market demand across most of the markets we serve led to increased sales volumes. Higher production volumes to meet customer demand led to improved leveraging of fixed manufacturing costs which, along with increased prices, led to improved gross profit levels. Our Manufacturing segment was impacted in 2021 by steel supply constraints and a significant increase in steel prices, as further discussed below.
Our Plastics segment produced earnings of $97.8 million in 2021, compared to $27.6 million in 2020. The unprecedented level of earnings in 2021 resulted from extraordinary industry supply and demand dynamics. As further described below, supply shortages of resin, the primary raw material used in the manufacturing of PVC pipe, coupled with robust end market demand for PVC pipe led to a rapid escalation in PVC pipe prices and gross margins. Our ability to manage through these supply disruptions and to deliver products to our customers allowed us to capitalize on these unique industry conditions.
Collectively in 2021, our businesses generated net income of $176.8 million, or $4.23 per diluted share, an increase of 84.4% from $95.9 million, or $2.34 per diluted share, in 2020. In 2021, we paid an annual dividend of $1.56 per share, or $64.9 million, completing our 83rd consecutive year of dividend payments to our shareholders.
Our earnings mix in 2021 was 41% from our Electric segment and 59% from the combination of our Manufacturing and Plastics segments net of unallocated corporate costs. Electric segment earnings as a percentage of our total earnings were less than our long-term estimate of 70% due to the unique market conditions that occurred in our Plastics segment. We expect our earnings mix to return back to our expected 70% from our Electric segment and 30% from our Manufacturing and Plastics segments over the long term as the conditions within the Plastics' industry subside.
RESOURCE MATERIAL AVAILABILITY AND PRICING
Supply shortages and the cost of steel and resin, two key material inputs to our Manufacturing and Plastics segments, respectively, significantly impacted our operating results in 2021.
Steel supply shortages arose in 2021 following steel mill capacity reductions in 2020 in response to lower demand due to COVID-19. Production and availability of steel began to improve late in 2021 after steel mill facilities increased production capacities in response to strong market demand for steel products. The combination of supply shortages and strong end user demand led to significantly increased steel prices. The increase in steel prices led to increased sale prices for our products at BTD, our metal fabrication business within our Manufacturing segment, as we passed along material cost increases to our customers. Limited steel availability also heightened the complexity in managing our business, including effective management of our production and shipping schedules. Steel costs began to recede late in 2021, but we anticipate steel prices will remain elevated relative to historic norms through at least the first half of 2022.
PVC resin is the primary material input of the PVC pipe manufactured by our Plastics segment businesses. Resin supply disruptions initially arose as a result of production plant shutdowns due to abnormally low temperatures and ice storms in the Gulf Coast region of the United States in the first quarter of 2021 and were exacerbated by hurricane activity in the third quarter of the year. These supply disruptions, along with robust domestic and global demand for PVC resin led to significantly increased resin prices.
Limited PVC resin resulted in reduced manufacturing of PVC pipe and low pipe inventories across the industry. The combination of constrained PVC resin supply and the resulting low PVC pipe inventories along with significantly increased PVC resin costs and robust demand for PVC pipe led to rapidly increasing sale prices for PVC pipe, with the increase in sale prices outpacing the increase in PVC resin costs, leading to expanding gross profit margins and a significant increase in earnings in our Plastics segment. We anticipate these market dynamics will continue through the first quarter of 2022 but begin to subside thereafter.
The marketplace dynamics impacting both our Manufacturing and Plastics segments are fluid and subject to change which may impact our operating results prospectively.
COVID-19
We continue to monitor the progression of COVID-19 and its impact on our business. As this pandemic continues, we are following the directives and advice of government leaders and medical professionals and have adopted practices to help curtail the spread of the virus and mitigate its impact on our employees, customers, vendors and other business partners, and communities in which we live and work.
While the impact of COVID-19 and the resulting macroeconomic conditions did not materially impact our operating results in 2021, uncertainty remains regarding the magnitude and duration of the pandemic and the resulting potential future financial effects. Increased infection rates and any future responses to mitigate the spread of the virus, including any potential vaccination mandates that would apply to our employees, could impact our business and our financial results in future periods.
OSHA has issued an ETS requiring all employers with at least 100 employees to ensure their employees are fully vaccinated or require weekly testing for unvaccinated employees, and President Biden has issued an executive order, which requires employees of certain federal contractors and covered subcontractors to be vaccinated, with no weekly testing option, unless they have an approved disability or religious exemption. OSHA has withdrawn its ETS, however, they have emphasized that the ETS will continue to serve as its proposal for a permanent standard. Currently, the mandate set forth by the President's executive order has been halted as several states are challenging its legality and the matter remains in litigation. If these mandates are upheld in federal court and become effective, we expect one, or both, of these new regulations will apply to at least some, and possibly all, of our businesses which could require us to mandate COVID-19 vaccination of our workforce or have our unvaccinated employees undergo required weekly COVID-19 testing, or some combination thereof, which could be difficult and costly. Further, additional vaccine and testing mandates may be announced in jurisdictions in which we operate our business, and there could be potential actions by certain states that are in conflict with the federal mandates, the impacts of which remain uncertain. Requirements to mandate COVID-19 vaccination of our workforce or requirements of our unvaccinated employees to be tested could result in labor disruptions, employee attrition and difficulty securing future labor needs.
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
Utility Rate Base is the value of property on which a public utility is permitted to earn a specified rate of return in accordance with rules set by a regulatory agency. In general, rate base consists of the value of property used by the utility in providing service. Rate base can also include: cash, working capital, materials and supplies, deductions for accumulated provisions for depreciation, contributions in aid of construction, customer advances for construction, accumulated deferred income taxes, and accumulated deferred investment tax credits, dependent on the method that is used in the calculation, which can vary from jurisdiction to jurisdiction. We present actual and forecasted levels of utility rate base to provide an indication of expected investments on which we expect to earn future returns.

RESULTS OF OPERATIONS
For a comparison of fiscal year 2020 to 2019, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on February 19, 2021 and incorporated by reference into this report on Form 10-K.
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
CONSOLIDATED RESULTS
The following table summarizes our consolidated results of operations for the years ended December 31, 2021 and 2020:

(in thousands)	2021	2020	$ change	% change

Operating Revenues	$1,196,844	$890,107	$306,737	34.5%
Operating Expenses	947,136	742,221	204,915	27.6
Operating Income	249,708	147,886	101,822	68.9
Interest Charges	37,771	34,447	3,324	9.6
Nonservice Cost Components of Postretirement Benefits	2,016	3,437	(1,421)	(41.3)
Other Income	2,900	6,055	(3,155)	(52.1)
Income Before Income Taxes	212,821	116,057	96,764	83.4
Income Tax Expense	36,052	20,206	15,846	78.4
Net Income	$176,769	$95,851	$80,918	84.4%
Operating Revenues increased $306.7 million on a consolidated basis in 2021. Each operating segment contributed to the growth in operating revenues. Electric segment operating revenue increased 7.7% primarily due to increased retail, transmission and wholesale revenues. Manufacturing segment operating revenues increased 40.8% mainly as a result of higher material input costs, primarily steel, which are passed through to customers, and increased volumes due to strong end market demand. Plastics segment operating revenues increased 85.3% primarily due to unique supply and demand dynamics resulting from resin supply constraints coupled with robust demand for PVC pipe leading to rapid and significant increases in sale prices of PVC pipe. See our segment disclosures below for additional discussion of items impacting operating revenues.
Operating Expenses increased $204.9 million in 2021. Electric segment operating expenses increased 10.1% primarily due to increased production fuel and purchased power costs along with incremental operating costs and depreciation expense rising from our recent rate base investments. Operating expenses in our Manufacturing segment increased 40.2%, driven by increased cost of products sold, which resulted from higher material input costs and increased sales volumes, and increased other operating expenses. Operating expenses in our Plastics segment increased 47.8% primarily due to higher costs of products sold from higher resin inputs costs. See our segment disclosures below for additional discussion of items impacting operating expenses.
Interest Charges increased $3.3 million in 2021 due to a $40.0 million long-term debt issuance in August 2020, a higher level of short-term debt borrowings outstanding in 2021 and a lower level of capitalized interest due to the completion and placement in service of Astoria Station in the first quarter of 2021. The increase in our short- and long-term debt borrowings were largely used to finance the rate base investments in our Electric segment.
Nonservice Cost Components of Postretirement Benefits decreased $1.4 million in 2021 mostly due to a decrease in nonservice costs of our postretirement healthcare plan reflecting the effect of plan amendments adopted in 2020 and 2019.
Other Income decreased $3.2 million in 2021 due to a reduction of allowance for equity funds used during construction (AFUDC) on Electric segment investments, mainly for the Minnesota share of Astoria Station. Astoria Station was placed into service, and the recognition of AFUDC discontinued, in the first quarter of 2021.
Income Tax Expense increased $15.8 million in 2021 primarily due to an increase in income before income taxes, but partially offset by an increase in production tax credits generated from our Merricourt wind farm, which was placed in service in the fourth quarter of 2020. Our effective tax rate was 16.9% in 2021 and 17.4% in 2020. See Note 12 to our consolidated financial statements included in the report on Form 10-K for additional information regarding factors impacting our effective tax rate.
ELECTRIC SEGMENT RESULTS
The following table summarizes the operating results of our Electric segment for the years ended December 31, 2021 and 2020:

(in thousands)	2021	2020	$ change	% change

Retail Sales Revenue	$405,484	$389,522	$15,962	4.1%
Transmission Services Revenues	48,835	44,001	4,834	11.0
Wholesale Revenues	17,936	4,857	13,079	269.3
Other Electric Revenues	8,066	7,750	316	4.1
Total Operating Revenue	480,321	446,130	34,191	7.7
Production Fuel	59,327	46,296	13,031	28.1
Purchased Power	65,409	61,698	3,711	6.0
Operating and Maintenance Expenses	159,669	150,848	8,821	5.8
Depreciation and Amortization	71,343	63,171	8,172	12.9
Property Taxes	17,609	17,034	575	3.4
Operating Income	$106,964	$107,083	$(119)	(0.1)%

Electric kilowatt-hour (kwh) Sales (in thousands)
Retail kwh Sales	4,789,879	4,776,687	13,192	0.3%
Wholesale kwh Sales	420,044	236,528	183,516	77.6
Heating Degree Days	5,794	6,174	(380)	(6.2)
Cooling Degree Days	704	534	170	31.8

Our Electric segment operating results are impacted by fluctuations in weather conditions and the resulting demand for electricity for heating and cooling. The following table presents heating and cooling degree days as a percent of normal for the years ended December 31, 2021 and 2020:

	2021	2020

Heating Degree Days	91.3%	97.2%
Cooling Degree Days	151.7%	116.3%

The following table summarizes the estimated effect on diluted earnings per share of the difference in retail kwh sales under actual weather conditions and expected retail kwh sales under normal weather conditions for the years ended December 31, 2021 and 2020, and between years:

	2021 vs Normal	2021 vs 2020	2020 vs Normal

Effect on Diluted Earnings Per Share	$0.01	$0.01	$—

Retail Revenues increased $16.0 million primarily due to the following:
•An $8.1 million increase in fuel recovery revenues primarily resulting from increased production fuel and purchase power costs, both of which were impacted by increasing natural gas prices throughout most of 2021. Partially offsetting this increase are credits provided to retail customers from increased margins recognized on wholesale sales.
•A $6.6 million increase in rider revenues in our North Dakota and South Dakota jurisdictions primarily to recover our investments in and costs to operate Merricourt and Astoria Station.
•A $5.0 million increase in new retail revenues from an interim rate increase in Minnesota, net of estimated refunds.
These increases in retail revenue were partially offset by the impact of reduced demand, exclusive of the impact of weather, from residential customers, and net of the effect of a change in customer usage mix. In addition, retail revenue in 2020 benefited from the recognition of $2.6 million of Minnesota transmission rider revenue resulting from a favorable judicial decision regarding the state jurisdictional treatment of federally approved transmission projects.
Transmission Services Revenues increased $4.8 million primarily due to increased recovery of higher transmission costs and increased transmission investment along with increased generator interconnection revenues.
Wholesale Revenues increased $13.1 million as a result of a 77.6% increase in wholesale sales volumes and a 107.9% increase in wholesale prices driven by increased fuel costs and market demand for wholesale energy, which serves to drive up spot market prices for electricity.
Production Fuel costs increased $13.0 million as a result of a 16.9% increase in kwhs generated from our fuel-burning plants, largely driven by output from Astoria Station after energy generation commenced in April of 2021.
Purchased Power costs increased $3.7 million due to a 27.9% increase in the cost per kwh purchased in 2021. This increase was partially offset by a 17.1% decrease in the volume of purchased power in 2021 as our recent generation additions provide additional generation resources to serve customer demand and market conditions led to operating our facilities at higher capacity factors in lieu of purchasing power at higher market prices.
Operating and Maintenance Expense increased $8.8 million mainly due to:
•A $5.2 million increase in operating and maintenance costs for Merricourt and Astoria Station as these facilities were placed in service in the fourth quarter of 2020 and the first quarter of 2021, respectively.
•A $4.0 million increase in Big Stone plant maintenance costs arising from our planned facility outage, which began in the third quarter and was completed in the fourth quarter of 2021.
•Other additional costs including a $2.2 million increase in transmission tariff expenses and increases in information technology services, insurance costs and increased vegetative maintenance costs.
These expense increases were partially offset by, among other items, a $3.0 million reduction in bad debt expense as customer collections have improved from 2020, which were negatively impacted by the economic effects of COVID-19, along with lower operating costs following the closure of Hoot Lake Plant in May 2021.
Depreciation and Amortization expense increased $8.2 million primarily due to Merricourt and Astoria Station being placed in service in the fourth quarter of 2020 and the first quarter of 2021, respectively.
MANUFACTURING SEGMENT RESULTS
The following table summarizes operating results of our Manufacturing segment for the years ended December 31, 2021 and 2020:

(in thousands)	2021	2020	$ change	% change

Operating Revenues	$336,294	$238,769	$97,525	40.8%
Cost of Products Sold	259,581	180,432	79,149	43.9
Other Operating Expenses	37,163	27,301	9,862	36.1
Depreciation and Amortization	15,436	14,933	503	3.4
Operating Income	$24,114	$16,103	$8,011	49.7%
Operating Revenues increased $97.5 million primarily due to the following:
•At BTD, operating revenues increased $91.3 million. Parts revenue increased $78.4 million, primarily due to a 31.2% increase in material costs, which are passed through to customers, as steel prices increased significantly from the previous year. Steel prices increased during the year as steel mill production did not match customer demand as mill capacity recovered from shutdowns in 2020 resulting from the COVID-19 pandemic. Sales volumes increased 6.8% in 2021 from increased and robust end market demand across most markets served. Demand in 2020 was impacted by COVID-19 after certain customers implemented temporary plant shutdowns in response to the pandemic. A $7.3 million increase in scrap revenues, with $5.9 million due to higher scrap metal prices and $1.4 million attributable to higher volumes, also contributed to the increase in operating revenues.

•At T.O. Plastics, revenues increased $6.2 million, primarily due to a 12.5% increase in sales volumes as well as 5.6% increase in sale prices. Increases in horticultural product sales volumes due to strong customer demand during the year were partially offset by decreases in sales to other end market customers. Sales volumes in 2020 were impacted by the COVID-19 pandemic, as certain end markets experienced reduced demand.
Cost of Products Sold increased $79.1 million due to the following:
•Cost of products sold at BTD increased $76.6 million as a result of both increased material costs and higher sales volumes. Increased gross profit margins resulting from a higher leveraging of fixed costs due to increased sales volumes were partially offset by lower productivity and increased labor and freight costs. The lower level of productivity during the year was primarily the result of increased staffing levels to meet higher business volumes and the time required for new employees to achieve peak productivity.
•Cost of products sold at T.O. Plastics increased $3.2 million primarily due to increased sales volumes. Gross profit margins increased as a result of a higher leveraging of fixed costs due to increased sales volumes and better pricing spreads.
Other Operating Expenses increased $9.9 million due to increased staffing levels and associated recruitment costs, travel costs, incentive based compensation and other costs resulting from higher business volumes.
PLASTICS SEGMENT RESULTS
The following table summarizes operating results for our Plastics segment for the years ended December 31, 2021 and 2020:

(in thousands)	2021	2020	$ change	% change

Operating Revenues	$380,229	$205,249	$174,980	85.3%
Cost of Products Sold	228,789	148,835	79,954	53.7
Other Operating Expenses	14,326	14,987	(661)	(4.4)
Depreciation and Amortization	4,354	3,604	750	20.8
Operating Income	$132,760	$37,823	$94,937	251.0%
Operating Revenues increased $175.0 million primarily due to unique supply and demand dynamics during the year. The average price per pound of PVC pipe sold in 2021 increased 82.1% compared to 2020, which exceeded the 65.5% increase in the cost of PVC resin and other input materials. The increase in sale prices was largely due to the combination of PVC resin supply constraints, which limited PVC pipe manufacturing output and led to extremely low inventory levels, and strong demand for PVC pipe products. Resin supply was negatively impacted during the year by production disruptions caused by extreme weather events in the Gulf Coast region of the U.S. in the first and third quarters of the year. Pounds of pipe sold in 2021 increased 1.7% compared to the previous year.
Cost of Products Sold increased $80.0 million primarily due to the increase in the cost per pound of PVC pipe sold largely due to higher material input costs.
Other Operating Expenses decreased $0.7 million. In 2020, our Plastics businesses made a $2.0 million contribution commitment to OTC’s charitable foundation, and no such contribution commitment was made in 2021. The decrease in foundation contributions was partially offset by an increase in variable costs associated with the increased financial results in 2021.
CORPORATE COSTS
The following table summarizes Corporate results of operations for the years ended December 31, 2021 and 2020:

(in thousands)	2021	2020	$ change	% change

Other Operating Expenses	$13,905	$12,794	$1,111	8.7%
Depreciation and Amortization	225	329	(104)	(31.6)
Operating Loss	$14,130	$13,123	$1,007	7.7%
Other Operating Expenses increased $1.1 million primarily due to increased labor and benefit costs as well as a $3.0 million contribution commitment to OTC’s charitable foundation in 2021, compared to a $2.5 million commitment in the previous year.

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
On February 1, 2022, the MPUC issued its written order. The key provisions of the order include a revenue requirement of $209.0 million based on a return on rate base of 7.18%, including an allowed return on equity of 9.48% on an equity ratio of 52.5%. The order also authorizes recovery, over a five-year period, of our remaining Hoot Lake Plant net asset and approves the requested decoupling mechanism for most residential and commercial customer rate groups, with a cap of 4% of annual base revenues. Following the submission of certain compliance filings and a comment period on such filings, we expect final rates will be implemented in mid-2022.

RATE RIDERS
The following table includes a summary of pending and recently concluded rate rider proceedings:

Recovery			Filing	Amount	Effective
Mechanism	Jurisdiction	Status	Date	(in millions)	Date	Notes

RRR - 2019	MN	Approved	06/21/19	$12.5	01/01/20	Includes return on Merricourt construction costs.
TCR - 2018	MN	Approved	05/07/20	10.3	01/21/20	See below for additional details.
CIP - 2021	MN	Approved	04/01/21	9.4	12/01/21	Includes recovery of energy conservation improvement costs as well as a demand side management financial incentive.
CIP - 2020	MN	Approved	05/01/20	8.2	10/01/20	Includes recovery of energy conservation improvement costs as well as a demand side management financial incentive.
TCR - 2021	MN	Requested	11/23/21	7.2	07/01/22	Includes recovery of two new transmission projects.
RRR - 2021	MN	Requested	12/06/21	2.7	07/01/22	Includes return on Hoot Lake Solar construction costs and costs associated with the acquisition of the Ashtabula III wind farm.
EUIC - 2021	MN	Requested	06/07/21	1.3	01/01/22	Includes recovery of new infrastructure costs, including advanced metering, outage management and demand response systems.
RRR - 2021	ND	Approved	03/07/21	11.8	04/01/21	Includes recovery of Merricourt investment and operating costs.
GCR - 2020	ND	Approved	06/10/20	6.2	07/01/20	Includes return on Astoria Station construction costs.
TCR - 2021	ND	Approved	09/15/21	6.1	01/01/22	Includes recovery of three new transmission projects/programs.
RRR - 2020	ND	Approved	03/18/20	5.8	04/01/20	Includes return on Merricourt construction costs.
TCR - 2020	ND	Approved	08/31/20	5.7	01/21/20	Includes recovery of seven new transmission assets.
TCR - 2020	ND	Approved	11/18/20	5.6	01/01/21	Includes recovery of eight new transmission projects.
GCR - 2021	ND	Approved	03/01/21	5.2	07/01/21	Includes recovery of Astoria Station, net of anticipated savings associated with the retirement of Hoot Lake Plant.
TCR - 2020	SD	Approved	01/29/20	2.3	03/02/20	Annual update to transmission cost recovery rider.
TCR - 2021	SD	Requested	10/29/21	2.2	03/01/22	Annual update to transmission cost recovery rider.
TCR - 2021	SD	Approved	02/19/21	2.2	03/01/21	Includes recovery of two new transmission projects.
PIR - 2020	SD	Approved	05/31/20	1.6	09/01/20	Includes return on Merricourt and Astoria Station construction costs.

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
On October 22, 2020, the MPUC approved OTP's request for a Minnesota TCR rider update with the exclusion of these transmission projects. In addition, the MPUC approved the inclusion of three new projects previously requested in the Minnesota TCR rider eligibility petition. Updated rates went into effect in January 2021. With this decision, one-half of the projected TCR rider tracker balance at December 2020 of $13.4 million will be included in the 2021 TCR rider annual revenue requirement, with the remainder included in the next annual update. The annual updates provide for recovery of approximately $2.6 million in MISO revenue credits to Minnesota customers through the TCR rider prior to September 30, 2020. As a result, OTP recognized additional rider revenue of $2.6 million during the third quarter of 2020.

LIQUIDITY
LIQUIDITY OVERVIEW
We believe our financial condition is strong and our cash, other liquid assets, operating cash flows, existing lines of credit, access to capital markets, and borrowing ability because of investment-grade credit ratings, when taken together, provide us ample liquidity to conduct business operations and fund capital expenditures related to expansion of existing businesses and development of new projects. Our liquidity, including our operating cash flows and access to capital markets, can be impacted by macroeconomic factors outside of our control, such as those which may be caused by COVID-19. In addition, our liquidity could be impacted by non-compliance with covenants under our various debt instruments. As of December 31, 2021, we were in compliance with all debt covenants (see the Financial Covenant section under Capital Resources below).
The following table presents the status of our lines of credit as of December 31, 2021 and 2020:

		2021			2020
(in thousands)	Line Limit	Amount Outstanding	Letters of Credit	Amount Available	Amount Available

Otter Tail Corporation Credit Agreement	$170,000	$22,637	$—	$147,363	$104,834
OTP Credit Agreement	170,000	68,526	13,159	88,315	140,068
Total	$340,000	$91,163	$13,159	$235,678	$244,902
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
CASH FLOWS
The following is a discussion of our cash flows for the years ended December 31, 2021 and 2020:

(in thousands)	2021	2020

Net Cash Provided by Operating Activities	$231,243	$211,921

Net Cash Provided by Operating Activities increased $19.3 million primarily due to a $80.9 million increase in net income, but partially offset by an increase in working capital. Our working capital increase was primarily the result of a $61.0 million increase in accounts receivable and a $54.3 million increase in inventories, which exceeded the increase in accounts payable and accrued and other liabilities. The increase in accounts receivable was primarily due to increased sales prices in our Manufacturing and Plastics segments, as well as increased sales volumes in our Plastics segment in the fourth quarter of 2021 compared to the fourth quarter of 2020. The increase in inventories was largely the result of increased material costs within our Manufacturing and Plastics segments. The increase in material costs of our Plastics segment more than offset the significant decrease in pounds of pipe inventory, which decreased as a result of lower manufacturing output due to resin supply constraints and strong demand for PVC pipe. The increase in accounts payable was largely due to the increased material costs in our Manufacturing and Plastics segments and increased inventory levels primarily in our Manufacturing segment.

(in thousands)	2021	2020

Net Cash Used in Investing Activities	$171,510	$375,652

Net Cash Used in Investment Activities decreased $204.1 million primarily related to our Astoria Station natural gas plant and Merricourt wind farm being under construction during 2020, with the capital spend being substantially complete for both projects by year-end 2020.

(in thousands)	2021	2020

Net Cash (Used in) Provided by Financing Activities	$(59,359)	$143,695

Net Cash (Used in) Provided by Financing Activities decreased $203.1 million primarily related to a decrease in construction financing needs within our Electric segment, as capital spending was substantially complete for both Astoria Station and Merricourt by year-end 2020. In 2021 our financing activities included the issuance of $140.0 million in long-term debt at OTP, which was used to repay long-term debt that matured in December 2021, and $10.2 million of net short-term borrowings on our lines of credit, which were primarily used to fund construction expenditures and support operating activities. In 2021, we paid $64.9 million in dividends to common shareholders. In 2020, $75.0 million of long-term debt was issued at OTP, we had $75.0 million of net short-term borrowings on our lines of credit, and we also raised $52.4 million from the issuance of common stock to fund capital expenditures at OTP. In 2020, we paid $60.3 million in dividends to common shareholders.

CAPITAL REQUIREMENTS
CAPITAL EXPENDITURES
We have a capital expenditure program for expanding, upgrading and improving our facilities and operating equipment. Typical uses of cash for capital expenditures are investments in electric generation facilities and environmental upgrades, transmission and distribution lines, manufacturing facilities and upgrades, equipment used in the manufacturing process, and computer hardware and information systems. The capital expenditure program is subject to review and is revised in light of changes in demands for energy, technology, environmental laws, regulatory changes, business expansion opportunities, the costs of labor, materials and equipment and our financial condition.
The following provides a summary of capital expenditures for the years ended December 31, 2021 and 2020 for our Electric segment and non-electric businesses and anticipated capital expenditures for the five year period 2022 through 2026:

(in millions)	2020	2021	2022	2023	2024	2025	2026		Total

Electric Segment:
Renewables and Natural Gas Generation			$30	$80	$92	$92	$160	a	$454
Technology and Infrastructure			26	30	18	—	—		74
Distribution Plant Replacements			37	35	35	35	33		175
Transmission (includes replacements)			26	28	24	20	27		125
Other			30	29	32	36	23	a	150
Total Electric Segment	$357	$140	$149	$202	$201	$183	$243		$978
Manufacturing and Plastics Segments	15	32	33	46	31	21	22		153
Total Capital Expenditures	$372	$172	$182	$248	$232	$204	$265		$1,131

Total Electric Utility Average Rate Base	$1,385	$1,575	$1,630	$1,750	$1,860	$1,980	$2,100
Rate Base Growth			3.5%	7.4%	6.3%	6.5%	6.1%
CONTRACTUAL OBLIGATIONS
The following table summarizes our contractual obligations at December 31, 2021 and the effect these obligations are expected to have on our liquidity and cash flow in future periods.

(in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Debt Obligations	$858	$121	$—	$80	$657
Interest on Debt Obligations	570	33	63	63	411
Coal Contracts	548	23	48	49	428
Capacity and Energy Requirements	177	20	24	24	109
Postretirement Benefit Obligations	116	5	12	12	87
Other Purchase Obligations (including land easements)	58	2	18	4	34
Operating Lease Obligations	21	5	9	5	2
Total Contractual Cash Obligations	$2,348	$209	$174	$237	$1,728
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
Off-Balance Sheet Arrangements
As of December 31, 2021, we have outstanding letters of credit totaling $15.9 million, a portion of which reduces our borrowing capacity under our lines of credit. No outstanding letters of credit are reflected in outstanding short-term debt on our consolidated balance sheets.
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
COMMON STOCK DIVIDENDS
We paid dividends to our shareholders totaling $64.9 million, or $1.56 per share, in 2021. The determination of the amount of future cash dividends to be paid will depend on, among other things, our financial condition, improvement in earnings per share, cash flows from operations, the level of our capital expenditures and our future business prospects. As a result of certain statutory limitations or regulatory or financing agreements, restrictions could occur on the amount of distributions allowed to be made by our subsidiaries. See Note 14 to our consolidated financial statements included in this report on Form 10-K for additional information. The decision to declare a dividend is reviewed quarterly by our Board of Directors. On February 4, 2022, our Board of Directors increased the quarterly dividend from $0.39 to $0.4125 per common share.

CAPITAL RESOURCES
Financial flexibility is provided by operating cash flows, unused lines of credit, strong financial coverages, investment grade credit ratings and alternative financing arrangements such as leasing. Debt financing will be required in the five-year period from 2022 through 2025 to refinance maturing debt and to finance our capital investments within our Electric segment. Our financing plans are subject to change and are impacted by our planned level of capital investments, a decision to reduce borrowings under our lines of credit, to refund or retire early any of our presently outstanding debt, to complete acquisitions or for other corporate purposes.
REGISTRATION STATEMENTS
On May 3, 2021, we filed a shelf registration statement with the SEC under which we may offer for sale, from time to time, either separately or together in any combination, equity, debt or other securities described in the shelf registration statement. The registration statement expires in May, 2024. No shares were issued pursuant to the registration statement in 2021.
On May 3, 2021, we filed a second registration statement with the SEC for the issuance of up to 1,500,000 common shares under an Automatic Dividend Reinvestment and Share Purchase Plan, which provides shareholders, retail customers of OTP and other interested investors a method of purchasing our common shares by reinvesting their dividends and/or making optional cash investments. Shares purchased under the plan may be new issue common shares or common shares purchased on the open market. The registration statement expires in May 2024. In 2021, we issued 115,180 shares under the plan. All shares issued under the plan to date have been open market purchases and there have been no new issue shares, resulting in no proceeds received by the Company. As of December 31, 2021, 1,384,820 shares remain available for purchase or issuance under the Plan.
SHORT-TERM DEBT
OTC and OTP are each party to a credit agreement (the OTC Credit Agreement and OTP Credit Agreement, respectively) which provides for unsecured revolving lines of credit. The agreements generally bear interest at the London Interbank Offered Rate (LIBOR) plus an applicable credit spread, which is subject to adjustment based on the credit ratings of the issuer. The weighted-average interest rate on all outstanding borrowings as of December 31, 2021 and 2020 was 1.42% and 1.61%.
The following is a summary of key provisions and borrowing information as of and for the year ended December 31, 2021:

(in thousands, except interest rates)	OTC Credit Agreement	OTP Credit Agreement

Borrowing Limit	$170,000	$170,000
Borrowing Limit if Accordion Exercised[1]	290,000	250,000
Amount Restricted Due to Outstanding Letters of Credit at Year-End	—	13,159
Amount Outstanding at Year-End	22,637	68,526
Average Amount Outstanding During Year	49,600	52,218
Maximum Amount Outstanding During the Year	79,718	110,582
Interest Rate at Year-End	1.6%	1.4%
Maturity Date	September 30, 2026	September 30, 2026

[1]Each facility includes an accordion featuring allowing the borrower to increase the borrowing limit if certain terms and conditions are met.
LONG-TERM DEBT
At December 31, 2021, we had $767.0 million of principal outstanding under long-term debt arrangements. Note 9 to our consolidated financial statements included in this report on Form 10-K includes information regarding these instruments. The agreements generally provide for unsecured borrowings at fixed rates of interest with maturities ranging from 2022 to 2051. One OTP debt instrument with a principal balance of $30.0 million matures in August 2022. Pursuant to a Note Purchase Agreement executed in June 2021, OTP intends to issue its Series 2022A notes in May 2022, for aggregate proceeds of $90.0 million, subject to the satisfaction of certain customary conditions to closing, and use a portion of the proceeds to repay the $30.0 million which is maturing in August 2022.
Financial Covenants
Certain of our short- and long-term debt agreements require OTC and OTP to maintain certain financial covenants. As of December 31, 2021, we were in compliance with these financial covenants as further described below:
OTC, under its financial covenants, may not permit its ratio of Interest-Bearing Debt to Total Capitalization to exceed 0.60 to 1.00, may not permit its Interest and Dividend Coverage Ratio to be less than 1.50 to 1.00, and may not permit its Priority Indebtedness to exceed 10% of our Total Capitalization. As of December 31, 2021, our Interest-Bearing Debt to Total Capitalization was 0.46 to 1.00, our Interest and Dividend Coverage Ratio was 6.82 to 1.00 and we had no Priority Indebtedness outstanding.
OTP under its financial covenants, may not permit its ratio of Debt to Total Capitalization to exceed 0.60 to 1.00, may not permit its Interest and Dividend Coverage Ratio to be less than 1.50 to 1.00, and may not permit its Priority Debt to exceed 20% of its Total Capitalization. As of

December 31, 2021, OTP's Interest-Bearing Debt to Total Capitalization was 0.48 to 1.00, its Interest and Dividend Coverage Ratio was 3.24 to 1.00 and it had no Priority Indebtedness outstanding.
None of our debt agreements include any provisions that would trigger an acceleration of the related debt as a result of changes in the credit rating levels assigned to the related obligor by rating agencies.
Credit Ratings
The credit ratings of OTC and OTP as of December 31, 2021 are summarized below:

	Otter Tail Corporation			Otter Tail Power Company
	Moody's	Fitch	S&P	Moody's	Fitch	S&P

Corporate Credit/Long-Term Issuer Default Rating	Baa2	BBB-	BBB	A3	BBB	BBB+
Senior Unsecured Debt	n/a	BBB-	n/a	n/a	BBB+	BBB+
Outlook	Stable	Stable	Negative	Stable	Stable	Stable

CRITICAL ACCOUNTING POLICIES INVOLVING SIGNIFICANT ESTIMATES
Preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. While we believe the estimates and judgments we use in preparing our consolidated financial statements are appropriate and are based on the best available information, they are subject to future events and uncertainties regarding their outcome and therefore actual results may materially differ from these estimates. Management has discussed the application of these critical accounting policies and the development of these estimates with the Audit Committee of our Board of Directors. The following critical accounting policies affect the most significant judgments and estimates used in the preparation of our consolidated financial statements.
REGULATORY ACCOUNTING
Our utility business is subject to regulation of rates and other matters by state utility commissions in Minnesota, North Dakota and South Dakota and by the FERC for certain interstate operations. Accordingly, our utility business must adhere to the accounting requirements of regulated operations, which requires the recognition of regulatory assets and regulatory liabilities for amounts that otherwise would impact the statement of income or comprehensive income when it is probable that such amounts will be collected from customers or credited to customers through the rate-making process. This guidance also provides recognition criteria for adjustments to rates outside of a general rate case proceeding which are provided to encourage or incentivize investments in certain areas such as conservation, renewable energy, pollution reduction or control, improved infrastructure of the transmission grid or other programs that provide benefits to the general public under public policy, laws or regulations. Regulatory assets generally represent costs that have been incurred but have been deferred because future recovery from customers, as established through the rate-making process, is probable. Regulatory liabilities generally represent amounts to be refunded to customers or amounts currently collected from customers for future costs.
We assess the probability of recovery of regulatory assets and the obligations arising from regulatory liabilities on a quarterly basis. Our probability estimates incorporate numerous factors, including recent rate making decisions, historical precedents for similar matters, the regulatory environments in which we operate and the impact these incurred costs may have on our customers. Changes in our assessments regarding the likelihood of recovery or settlement of our regulatory assets and liabilities may have a material impact on our operating results and financial position. Further, if we determine that all or a portion of our utility business no longer meets the criteria for continued application of regulatory accounting, or our regulators disallow recovery of a previously incurred cost or eliminate a regulatory liability, we would be required to remove the associated regulatory assets and liabilities from our consolidated balance sheet and recognize in the consolidated statement of income as an expense or income item in the period in which this accounting treatment is no longer applicable.
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
We estimate the discount rate through the use of a hypothetical bond portfolio method, which incorporates yields on a collection of high credit quality bonds that produce cash flows similar to our anticipated future benefit payments. We estimate the assumed long-term rate of return on plan assets based on asset category studies using historical market returns and volatility rates with forward looking estimates based on existing and forecasted future market conditions.
At December 31, 2021, we set the discount rate used to measure our pension plan obligations at 3.03% and at 3.01% to measure postretirement healthcare obligations, a 25 and 26 basis point increase, respectively, from the estimates used at December 31, 2020. Our estimates used to determine benefit cost for 2021 included a discount rate of 2.78% for pension benefits and 2.75% for postretirement healthcare costs, a 69 and 68 basis point decrease, respectively, from 2020 estimates. In addition, we estimated our assumed rate of return on pension assets to be 6.51% for 2021, a 37 basis point decrease from our 2020 estimate.
The following table summarizes the impact on 2021 pension and postretirement costs for a 0.25 increase or decrease, holding all other variables constant, on certain key assumptions:

(in thousands)	+0.25	-0.25

Pension Plan:
Discount Rate	$(1,249)	$1,317
Rate of Increase in Future Compensation	880	(833)
Long-Term Return on Plan Assets	(859)	859
Other Postretirement Benefits:
Discount Rate	(327)	345

For 2022, we expect pension benefit cost for our pension plan to be $3.0 million compared to $7.7 million in 2021, as the amortization of actuarial losses is reduced in 2022 following actuarial gains recognized as of December 31, 2021. The estimated discount rate used to determine annual benefit cost accruals increased from 2.78% in 2021 to 3.03% in 2022. The assumed rate of return on pension plan assets is 6.30% for 2022 compared with 6.51% for 2021.
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
Estimating the fair value of a reporting unit under the quantitative impairment method requires significant judgments and estimates. We estimate the fair value of our reporting units primarily using an income approach, which includes a discounted cash flow methodology to arrive at a fair value estimate by determining the present value of projected future cash flows over a specified period plus a terminal value to reflect cash flows beyond the projection period. The discount rate applied to the estimated future cash flows reflects our estimate of the weighted-average cost of capital of comparable entities. To supplement our income approach, we reference various market indications of fair value, where available, and include fair value estimates using multiples derived from comparable enterprise values to EBITDA, comparable price earnings ratios and, if available, comparable sales transactions for comparative peer companies.
Our discounted cash flow methodology incorporates significant estimates, which include assumptions of future operating results and cash flows, which are impacted by economic and industry conditions, the amount and timing of estimated capital expenditures, an estimated terminal growth rate and the selection of an appropriate weighted-average cost of capital, among others.
Our goodwill impairment testing performed in the fourth quarter of 2021 indicated no impairment was present for either reporting unit and the estimated fair value of each reporting unit substantially exceeded the respective carrying value. As part of our testing we perform various sensitivity analyses to understand if our conclusions are sensitive to changes in certain assumptions. A 1% decrease in projected operating revenues, a one hundred basis point decrease in projected gross profit margins and a twenty five basis point increase in the discount rate would not lead to a goodwill impairment charge for either reporting unit.
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
Commodity Price Risk
Our Electric segment business is exposed to market risk arising from changes in commodity prices for wholesale energy and natural gas. OTP purchases energy in the wholesale market to supplement its own electricity generation and to respond to changes in demand and variability in generating plant output. In addition, OTP procures natural gas as a fuel source for its combustion turbine peaking facilities. OTP's exposure to price risk for these commodities is largely mitigated by the current ratemaking process and regulatory framework, which generally allows recovery of purchased power and fuel costs from our electric customers.
OTP, where prudent, seeks to further manage its exposure to commodity price variability and reduce volatility in prices for its retail customers through the use of derivative instruments, primarily financial swap agreements. OTP does not engage in derivative and hedging activities for trading purposes. As of December 31, 2021, OTP was party to financial swap agreements with an aggregate notional amount of 263,400 megawatt-hours of electricity with various settlement dates throughout 2022. As of December 31, 2021, the aggregate fair value of these instruments was $6.2 million. Holding other variables constant, a ten percent change in energy prices would have had an approximate $1.5 million impact on the fair value of these instruments.
Our Manufacturing segment businesses are exposed to market risk arising from changes in commodity prices for certain raw material inputs, including steel, aluminum, and polystyrene and other plastics resins. We attempt to manage commodity price risk by passing changes in the cost of these input materials on to our customers. If our efforts to manage commodity price risk are unsuccessful, the operating revenues and earnings of our Manufacturing segment could be impacted.
Our Plastics segment businesses are exposed to market risk arising from changes in prices for PVC resin, the primary raw material commodity used to manufacture PVC pipe. The PVC pipe industry as a whole is highly sensitive to volatility in PVC resin prices, with frequent adjustments to PVC pipe sale prices to reflect volatility in PVC resin costs. Historically, when resin prices are rising or stable, sales volumes have been higher. In contrast, when resin prices are falling, sales volumes have been lower. Due to the commodity nature of PVC resin and dynamic supply and demand factors worldwide, gross profit margins can fluctuate significantly from period to period.
We do not engage in any hedging activities within our Manufacturing and Plastics segments to manage our commodity price risk.
Interest Rate Risk
Our exposure to interest rate risk arises from outstanding short-term debt which is subject to variable rates of interest based on benchmark interest rates, primarily LIBOR. As of December 31, 2021 and 2020, we had $91.2 million and $81.0 million of short-term debt outstanding. Holding other variables constant, a one percentage point change in interest rates would have had an approximate $1.0 million impact to interest charges in 2021 based on our average outstanding short-term debt during the year.
All of our outstanding long-term debt obligations as of December 31, 2021 and 2020 had fixed interest rates and thus were not subject to interest rate risk. We manage our interest rate risk through the issuance of fixed-rate debt with varying maturities, by limiting the amount of variable interest rate debt and the utilization of short-term borrowings to allow flexibility in the timing and placement of long-term debt.
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

ITEM 8.	FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Otter Tail Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Otter Tail Corporation and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the criteria established in Internal Control—Integrated Framework (2013) issued by COSO.
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
Critical Audit Matter Description
The Company’s regulated Electric segment accounts for the financial effects of regulation in accordance with ASC 980, Regulated Operations. This guidance allows for the recording of a regulatory asset or liability for certain costs or credits which otherwise would be recognized in the statement of income or comprehensive income based on an expectation that the cost will be recovered or returned in future rates. This guidance also provides for adjustments to rates outside of a general rate case proceeding to encourage or incentivize investments in certain areas such as conservation, renewable energy, pollution reduction or control, improved infrastructure of the transmission grid or other programs that provide benefits to the general public under public policy, laws or regulations.
The Company is subject to rate regulation by state and federal regulatory agencies (collectively, the “Commissions”), which have jurisdiction with respect to the rates of electric distribution companies in Minnesota, North Dakota and South Dakota. The Company assesses the probability of recovery of regulatory assets and the obligations arising from regulatory liabilities on a quarterly basis. Probability estimates incorporate numerous factors, including recent rate making decisions, historical precedents for similar matters, the regulatory environments in which the Company operates, and the impact these incurred costs may have on customers.
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
The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company performs quantitative assessments of goodwill annually as of December 31 (the “measurement date”) and more frequently as events or circumstances require. The Company estimates the fair value of its Manufacturing reporting unit by primarily using the discounted cash flow model. The determination of the fair value using the discounted cash flow model requires management to make significant estimates and assumptions related to forecasts of future operating results and cash flows. The Manufacturing reporting unit’s operating results and cash flows are sensitive to changes in demand. The goodwill balance was $37.6 million as of December 31, 2021, of which $18.3 million relates to the Manufacturing reporting unit. The fair value of the Manufacturing reporting unit exceeded its carrying value as of the measurement date and, therefore, no impairment was recognized.

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
–Internal communications between management and the Board of Directors.
–Forecasted information included in Company press releases as well as in analyst and industry reports for the Company and certain of its peer companies.
/s/ Deloitte & Touche LLP
Minneapolis, Minnesota
February 16, 2022
We have served as the Company’s auditor since 1944.

OTTER TAIL CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except share data)	2021	2020

Assets
Current Assets
Cash and Cash Equivalents	$1,537	$1,163
Receivables, net of allowance for credit losses	174,953	113,959
Inventories	148,490	92,165
Regulatory Assets	27,342	21,900
Other Current Assets	17,032	5,645
Total Current Assets	369,354	234,832
Noncurrent Assets
Investments	56,690	51,856
Property, Plant and Equipment, net of accumulated depreciation	2,124,605	2,049,273
Regulatory Assets	125,508	168,395
Intangible Assets, net of accumulated amortization	9,044	10,144
Goodwill	37,572	37,572
Other Noncurrent Assets	32,057	26,282
Total Noncurrent Assets	2,385,476	2,343,522
Total Assets	$2,754,830	$2,578,354

Liabilities and Shareholders' Equity
Current Liabilities
Short-Term Debt	$91,163	$80,997
Current Maturities of Long-Term Debt	29,983	140,087
Accounts Payable	135,089	120,618
Accrued Salaries and Wages	31,704	27,451
Accrued Taxes	19,245	18,831
Regulatory Liabilities	24,844	16,663
Other Current Liabilities	55,671	32,139
Total Current Liabilities	387,699	436,786
Noncurrent Liabilities and Deferred Credits
Pensions Benefit Liability	73,973	114,055
Other Postretirement Benefits Liability	66,481	67,359
Regulatory Liabilities	234,430	233,973
Deferred Income Taxes	188,268	153,376
Deferred Tax Credits	16,661	17,405
Other Noncurrent Liabilities	62,527	60,002
Total Noncurrent Liabilities and Deferred Credits	642,340	646,170
Commitments and Contingencies (Note 13)
Capitalization
Long-Term Debt, net of current maturities	734,014	624,432
Shareholders' Equity
Common Stock: 50,000,000 shares authorized of $5 par value; 41,551,524 and 41,469,879 outstanding at December 31, 2021 and 2020	207,758	207,349
Additional Paid-In Capital	419,760	414,246
Retained Earnings	369,783	257,878
Accumulated Other Comprehensive Loss	(6,524)	(8,507)
Total Shareholders' Equity	990,777	870,966
Total Capitalization	1,724,791	1,495,398
Total Liabilities and Shareholders' Equity	$2,754,830	$2,578,354
See accompanying notes to consolidated financial statements.

OTTER TAIL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(in thousands, except per-share amounts)	2021	2020	2019

Operating Revenues
Electric	$480,321	$446,088	$459,048
Product Sales	716,523	444,019	460,455
Total Operating Revenues	1,196,844	890,107	919,503
Operating Expenses
Electric Production Fuel	59,327	46,296	59,256
Electric Purchased Power	65,409	61,698	72,066
Electric Operating and Maintenance Expenses	159,669	150,848	153,529
Cost of Products Sold (excluding depreciation)	488,370	329,257	355,119
Other Nonelectric Expenses	65,394	55,051	50,782
Depreciation and Amortization	91,358	82,037	78,086
Electric Property Taxes	17,609	17,034	15,785
Total Operating Expenses	947,136	742,221	784,623
Operating Income	249,708	147,886	134,880
Other Income and Expense
Interest Charges	37,771	34,447	31,411
Nonservice Cost Components of Postretirement Benefits	2,016	3,437	4,293
Other Income (Expense), net	2,900	6,055	5,112
Income Before Income Taxes	212,821	116,057	104,288
Income Tax Expense	36,052	20,206	17,441
Net Income	$176,769	$95,851	$86,847

Weighted-Average Common Shares Outstanding:
Basic	41,491	40,710	39,721
Diluted	41,818	40,905	39,954
Earnings Per Share:
Basic	$4.26	$2.35	$2.19
Diluted	$4.23	$2.34	$2.17
See accompanying notes to consolidated financial statements.

OTTER TAIL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
(in thousands)	2021	2020	2019

Net Income	$176,769	$95,851	$86,847
Other Comprehensive Income (Loss):
Unrealized (Loss) Gain on Available-for-Sale Securities, net of tax benefit (expense) of $52, ($42) and ($34)	(196)	155	129
Pension and Other Postretirement Benefit Plan, net of tax (expense) benefit of ($766), $796 and $576	2,179	(2,225)	(1,638)
Total Other Comprehensive Income (Loss)	1,983	(2,070)	(1,509)
Total Comprehensive Income	$178,752	$93,781	$85,338
See accompanying notes to consolidated financial statements.

OTTER TAIL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(in thousands, except common stock outstanding)	Common Stock Outstanding	Par Value, Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity

Balance, December 31, 2018	39,664,884	$198,324	$344,250	$190,433	$(4,144)	$728,863
Stock Issuances, Net of Expenses	347,000	1,735	15,367	—	—	17,102
Stock Issued Under Dividend Reinvestment and Stock Purchase Plans	53,339	267	2,391	—	—	2,658
Stock Issued Under Share-Based Compensation Plans, Net of Shares Withheld for Employee Taxes	92,368	462	(3,176)	—	—	(2,714)
Net Income	—	—	—	86,847	—	86,847
Other Comprehensive Loss	—	—	—	—	(1,509)	(1,509)
Stranded Tax Transfer	—	—	—	784	(784)	—
Stock Compensation Expense	—	—	5,958	—	—	5,958
Common Dividends ($1.40 per share)	—	—	—	(55,723)	—	(55,723)
Balance, December 31, 2019	40,157,591	$200,788	$364,790	$222,341	$(6,437)	$781,482
Stock Issuances, Net of Expenses	868,484	4,342	32,466	—	—	36,808
Stock Issued Under Dividend Reinvestment and Stock Purchase Plans	365,267	1,826	13,221	—	—	15,047
Stock Issued Under Share-Based Compensation Plans, Net of Shares Withheld for Employee Taxes	78,537	393	(2,515)	—	—	(2,122)
Net Income	—	—	—	95,851	—	95,851
Other Comprehensive Loss	—	—	—	—	(2,070)	(2,070)
Stock Compensation Expense	—	—	6,284	—	—	6,284
Common Dividends ($1.48 per share)	—	—	—	(60,314)	—	(60,314)
Balance, December 31, 2020	41,469,879	$207,349	$414,246	$257,878	$(8,507)	$870,966
Stock Issued Under Dividend Reinvestment and Stock Purchase Plans	11,540	58	446	—	—	504
Stock Issued Under Share-Based Compensation Plans, Net of Shares Withheld for Employee Taxes	70,105	351	(1,840)	—	—	(1,489)
Net Income	—	—	—	176,769	—	176,769
Other Comprehensive Income	—	—	—	—	1,983	1,983
Stock Compensation Expense	—	—	6,908	—	—	6,908
Common Dividends ($1.56 per share)	—	—	—	(64,864)	—	(64,864)
Balance, December 31, 2021	41,551,524	$207,758	$419,760	$369,783	$(6,524)	$990,777
See accompanying notes to consolidated financial statements.

OTTER TAIL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in thousands)	2021	2020	2019

Operating Activities
Net Income	$176,769	$95,851	$86,847
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	91,358	82,037	78,086
Deferred Tax Credits	(744)	(1,221)	(1,348)
Deferred Income Taxes	28,896	15,201	12,026
Discretionary Contribution to Pension Plan	(10,000)	(11,200)	(22,500)
Allowance for Equity Funds Used During Construction	(822)	(4,063)	(2,553)
Stock Compensation Expense	6,908	6,284	5,958
Other, net	(3,035)	222	764
Changes in Operating Assets and Liabilities:
Receivables	(60,994)	(6,328)	(1,860)
Inventories	(54,313)	5,686	8,419
Regulatory Assets	(4,803)	(4,070)	710
Other Assets	(14,146)	(5,227)	385
Accounts Payable	38,734	3,832	(5,060)
Accrued and Other Liabilities	28,386	19,262	13,074
Regulatory Liabilities	1,948	7,204	4,258
Pension and Other Postretirement Benefits	7,101	8,451	7,831
Net Cash Provided by Operating Activities	231,243	211,921	185,037
Investing Activities
Capital Expenditures	(171,829)	(371,553)	(207,365)
Proceeds from Disposal of Noncurrent Assets	9,702	5,011	8,519
Purchases of Investments and Other Assets	(9,383)	(9,110)	(10,626)
Net Cash Used in Investing Activities	(171,510)	(375,652)	(209,472)
Financing Activities
Net Borrowings (Repayments) on Short-Term Debt	10,166	74,997	(12,599)
Proceeds from Issuance of Common Stock	696	52,432	20,338
Proceeds from Issuance of Long-Term Debt	140,000	75,000	100,000
Payments for Retirement of Long-Term Debt	(140,169)	(182)	(172)
Dividends Paid	(64,864)	(60,314)	(55,723)
Payments for Shares Withheld for Employee Tax Obligations	(1,507)	(2,069)	(2,730)
Other, net	(3,681)	3,831	(4,341)
Net Cash (Used in) Provided by Financing Activities	(59,359)	143,695	44,773
Net Change in Cash and Cash Equivalents	374	(20,036)	20,338
Cash and Cash Equivalents at Beginning of Period	1,163	21,199	861
Cash and Cash Equivalents at End of Period	$1,537	$1,163	$21,199

Supplemental Disclosures of Cash Flow Information
Cash Paid During the Year for:
Interest, net of amount capitalized	$36,881	$33,199	$30,132
Income Taxes	$8,445	$5,177	$4,797
Supplemental Disclosure of Noncash Investing Activities
Accrued Property, Plant and Equipment Additions	$12,081	$34,265	$37,429
See accompanying notes to consolidated financial statements

OTTER TAIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
Overview
Otter Tail Corporation (OTC) and its subsidiaries (collectively, the "Company", "us", "our" or "we") form a diverse, multi-platform business consisting of a vertically integrated, regulated utility with generation, transmission and distribution facilities complemented by manufacturing businesses providing metal fabrication for custom machine parts and metal components, manufacturing of extruded and thermoformed plastic products, and manufacturing of PVC pipe products. We classify our business into three segments: Electric, Manufacturing and Plastics. Note 2 includes an additional description of the segments and financial information regarding each segment.
Principles of Consolidation
These consolidated financial statements are presented in accordance with U.S. generally accepted accounting principles and include the accounts of OTC and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation except, as applicable, profits on sales to our regulated electric utility company from our nonregulated businesses, which is in accordance with the accounting requirements of regulated operations.
Use of Estimates
We use estimates based on the best information available in recording transactions and balances resulting from business operations. As better information becomes available, or actual amounts are known, the recorded estimates are revised. Consequently, operating results can be affected by revisions to prior accounting estimates.
Reclassifications
Certain reclassifications of amounts previously reported have been made to the accompanying consolidated balance sheets and statements of cash flows to maintain consistency and comparability between periods presented. The reclassifications had no impact on previously reported current assets, total assets, current liabilities, noncurrent liabilities and deferred credits, shareholders' equity, net cash provided by operating activities, net cash used in investing activities, net cash (used in) provided by financing activities, or cash and cash equivalents.
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
Plastics Segment Revenues. Our Plastics segment businesses earn revenue predominantly from the sale and delivery of standardized PVC pipe products produced at their manufacturing facilities. Revenue from the sale of these products is recognized at the point in time when the product is shipped as there is no further obligation to provide services related to such products and the shipping terms are FOB shipping point. We have one customer within our Plastics segment for which we produce and store a product made to the customer’s specifications and design under a build and hold agreement. For sales to this customer, we recognize revenue as the custom-made product is produced, adjusting the amount of revenue for volume rebate variable pricing considerations we expect the customer will earn and applicable early payment discounts we expect the customer will take. Ownership of the pipe transfers to the customer prior to delivery and we are paid a negotiated fee for storage of the pipe. Revenue for storage of the pipe is also recognized over time as the pipe is stored.
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
Receivables are stated at the billed or estimated unbilled amount less an allowance for estimated credit losses. An allowance for credit losses is established based on losses expected to occur over the contractual life of the receivable. We estimate an allowance for credit losses on our trade and unbilled receivables by evaluating historical aging and write-off history, adjusted for current and forecasted economic conditions, for groups of receivables that share similar economic characteristics. Other receivables are evaluated by reviewing individual accounts, considering aging, financial condition of the debtor, recent payment history and other relevant factors. Account balances are written-off in the period they are deemed to be uncollectible.
Inventories
Inventories are valued at the lower of cost or net realizable value. Costs for fuel, material and supply inventories of our Electric segment are determined on an average cost basis. Costs for raw material, work in process and finished goods inventories of our Manufacturing and Plastics segments are determined on a first-in first-out (FIFO) basis.
Inventories consist of the following as of December 31, 2021 and 2020:

(in thousands)	2021	2020

Finished Goods	$39,903	$22,046
Work in Process	35,705	16,210
Raw Material, Fuel and Supplies	72,882	53,909
Total Inventories	$148,490	$92,165
Investments
We invest in and hold, through a rabbi trust, corporate-owned life insurance policies to provide future funding for obligations under our supplemental pension plan and a non-qualified deferred compensation plan. The polices are recorded at cash surrender value and there are no restrictions on our ability to surrender the policies.
We hold debt, mutual fund investments and money market funds either as investments within our captive insurance entity or to provide future funding for obligations under non-qualified deferred compensation plans. These investments are recorded at fair value. Debt securities are deemed to be available-for-sale securities, accordingly unrealized gains and losses are generally excluded from earnings and recognized in accumulated other comprehensive income. We evaluate whether declines in fair value of debt securities below the cost basis are other-than-temporary. Declines in fair value deemed to be other-than-temporary result in the recognition of unrealized losses, or a portion thereof, in earnings. Unrealized gains and losses on mutual and money market funds are recognized in earnings immediately.

The following is a summary of our investments at December 31, 2021 and 2020:

(in thousands)	2021	2020

Corporate-Owned Life Insurance Policies	$41,078	$36,825
Corporate and Government Debt Securities	9,202	9,260
Mutual Funds	5,432	1,662
Money Market Funds	949	4,075
Other Investments	29	34
Total Investments	$56,690	$51,856
The amount of unrealized gains and losses on debt securities as of December 31, 2021 and 2020 is not material and no unrealized losses were deemed to be other-than-temporary. In addition, the amount of unrealized gains and losses on marketable equity securities still held as of December 31, 2021 and 2020 is not material.
Property, Plant and Equipment
Electric plant is stated at original cost. The cost of additions includes contracted work, direct labor and materials, allocable overheads and allowance for funds used during construction. The amount of interest capitalized to electric plant was $0.6 million in 2021, $2.1 million in 2020 and $1.7 million in 2019. The cost of depreciable units of property retired less salvage is charged to accumulated depreciation. Amounts recovered in rates for future removal costs are recorded as regulatory liabilities. Removal costs, when incurred, are charged against the regulatory liability. Maintenance, repairs and replacement of minor items are charged to operating expenses as incurred. The provisions for utility depreciation for financial reporting purposes are made on the straight-line method based on the estimated remaining service lives of the properties. Gains or losses on group asset dispositions are taken to the accumulated provision for depreciation reserve and impact current and future depreciation rates.
Property, plant and equipment of nonelectric operations are carried at historical cost and are depreciated on a straight-line basis over the assets’ estimated useful lives. The cost of additions includes contracted work, direct labor and materials, allocable overheads and capitalized interest. No interest was capitalized in 2021, 2020 or 2019. Maintenance and repairs are expensed as incurred. Gains or losses on asset dispositions are included in the determination of operating income.
The estimated service lives for rate-regulated electric assets and nonelectric assets are included below:

	Service Life Range
(years)	Low	High

Electric Assets:
Production Plant	9	83
Transmission Plant	51	75
Distribution Plant	16	70
General Plant	5	60
Nonelectric Assets:
Equipment	2	12
Buildings and Leasehold Improvements	5	40

Jointly Owned Facilities
OTP is a joint owner in two coal-fired steam-powered electric generation plants: Big Stone Plant near Big Stone City, South Dakota and Coyote Station near Beulah, North Dakota. OTP is also a joint owner, with other regional utilities, in five major transmission lines. OTP's interest in each jointly owned facility is reflected in the consolidated balance sheets on a pro-rata basis and OTP's share of direct revenue and expenses are included in operating revenues and expenses in the consolidated statements of income. Each participant in the jointly owned facilities finances its own investment.
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
Our impairment testing includes both an optional qualitative assessment and the quantitative impairment assessment. Our qualitative assessment includes an analysis of relevant events and circumstances to determine if it is more likely than not that the fair value of the reporting unit exceeds its book value. If, after this assessment, we determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, no additional analysis is necessary. In contrast, if after the assessment we determine it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or if we elect to skip the optional qualitative assessment, the quantitative impairment assessment is performed. The quantitative assessment is a single-step test that identifies both the existence of impairment and the amount of impairment loss by comparing the estimated fair value of a reporting unit to its carrying value, with any excess carrying value over the fair value being recognized as an impairment loss.

Intangible assets with finite lives, which primarily consist of customer relationships, are carried at estimated fair value at the time of acquisition less accumulated amortization. The costs of the intangible assets are amortized over their estimated useful lives, which generally range from 15 to 20 years.
Leases
We recognize right-of-use lease assets and a corresponding lease liability at the lease commencement date. The length of our lease agreements varies from less than one year to approximately ten years. We have elected to not record lease assets and liabilities for leases with a lease term at commencement of 12 months or less; such leases are expensed on a straight-line basis over the lease term. If a lease contains an option to extend the lease term and there is reasonable certainty the option will be exercised, the option is considered in the lease term at inception. We have elected to not separate non-lease components (e.g., common area maintenance) from lease components on real estate leases, accordingly the recognized lease asset and lease liability incorporate in their measurement payments for non-lease components. Certain leases include variable lease payments as the amounts are subject to change over the lease term. We are unable to determine the interest rate implicit in our leases thus we apply our incremental borrowing rate to capitalize the right-of-use asset and lease liability. We estimate our incremental borrowing rate by incorporating considerations of lease term and lessee entity.
Recoverability of Long-Lived Assets
We review our long-lived assets including, among other assets, property, plant and equipment, amortizing intangible assets and right-of-use lease assets, whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. We determine potential impairment by comparing the carrying amount of the assets with the net cash flows expected to be provided by operating activities of the business or related assets. If the sum of the expected future net cash flows is less than the carrying amount of the assets, an impairment loss would be recognized. Such an impairment loss would be measured as the amount by which the carrying amount exceeds the fair value of the asset.
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
Variable Interest Entity
In October 2012, the Coyote Station owners, including OTP, entered into a lignite sales agreement (LSA) with Coyote Creek Mining Company, L.L.C. (CCMC), a subsidiary of The North American Coal Corporation, for the purchase of lignite coal to meet the coal supply requirements of Coyote Station for the period beginning in May 2016 and ending in December 2040. The price per ton paid by the Coyote Station owners under the LSA reflects the cost of production, along with an agreed upon profit and capital charge. CCMC was formed for the purpose of mining coal to meet the coal fuel supply requirements of Coyote Station from May 2016 through December 2040 and, based on the terms of the LSA, is considered a variable interest entity (VIE) due to the transfer of all operating and economic risk to the Coyote Station owners, as the agreement is structured so that the price of the coal would cover all costs of operations as well as future reclamation costs. The Coyote Station owners are required to buy certain assets of CCMC at book value should they terminate the contract prior to the end of the contract term and are providing a guarantee of the value of the equity of CCMC because the Coyote Station owners are required to buy the membership interests of CCMC at the end of the contract term at equity value. Under current accounting standards, the primary beneficiary of a VIE is required to include the assets, liabilities, results of operations and cash flows of the VIE in its consolidated financial statements. No single owner of Coyote Station owns a majority interest in Coyote Station and none, individually, has the power to direct the activities that most significantly impact CCMC. Therefore, none of the owners individually, including OTP, is considered a primary beneficiary of the VIE and the Company is not required to include CCMC in its consolidated financial statements.
If the LSA terminates prior to the expiration of its term or the production period terminates prior to December 31, 2040 and the Coyote Station owners purchase all of the outstanding membership interests of CCMC, the owners will satisfy or, if permitted by CCMC’s applicable lenders, assume all of CCMC’s obligations owed to CCMC’s lenders under its loans and leases. The Coyote Station owners have limited rights to assign their rights and obligations under the LSA without the consent of CCMC’s lenders during any period in which CCMC’s obligations to its lenders remain outstanding. In the event the contract is terminated prior to the end of the term due to certain events, OTP’s maximum exposure to additional costs, as a result of its involvement with CCMC, and potential impairment loss if recovery of those costs is denied by regulatory authorities, could be as high as $45.0 million, OTP’s 35% share of CCMC’s unrecovered costs as of December 31, 2021.
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

Information for each segment and our unallocated corporate costs for the years ended December 31, 2021, 2020 and 2019 are as follows:

(in thousands)	2021	2020	2019

Operating Revenue[1]
Electric	$480,321	$446,088	$459,048
Manufacturing	336,294	238,770	277,204
Plastics	380,229	205,249	183,251
Total	$1,196,844	$890,107	$919,503
Depreciation and Amortization
Electric	$71,343	$63,171	$60,044
Manufacturing	15,436	14,933	14,261
Plastics	4,354	3,604	3,451
Corporate	225	329	330
Total	$91,358	$82,037	$78,086
Operating Income (Loss)
Electric	$106,964	$107,083	$98,417
Manufacturing	24,114	16,103	17,869
Plastics	132,760	37,823	28,439
Corporate	(14,130)	(13,123)	(9,845)
Total	$249,708	$147,886	$134,880
Interest Charges
Electric	$33,043	$29,848	$26,548
Manufacturing	2,239	2,215	2,345
Plastics	587	644	718
Corporate	1,902	1,740	1,800
Total	$37,771	$34,447	$31,411
Income Tax Expense (Benefit)
Electric	$1,663	$12,480	$12,867
Manufacturing	4,704	2,939	2,784
Plastics	34,374	9,718	7,309
Corporate	(4,689)	(4,931)	(5,519)
Total	$36,052	$20,206	$17,441
Net Income (Loss)
Electric	$72,458	$66,778	$59,046
Manufacturing	17,186	11,048	12,899
Plastics	97,823	27,582	20,572
Corporate	(10,698)	(9,557)	(5,670)
Total	$176,769	$95,851	$86,847
Capital Expenditures
Electric	$140,031	$356,581	$187,362
Manufacturing	20,690	10,587	14,268
Plastics	11,040	4,322	5,452
Corporate	68	63	283
Total	$171,829	$371,553	$207,365

[1]Amounts reflect operating revenues to external customers. Intersegment operating revenues are not material for any period presented.

The following provides the identifiable assets by segment and corporate assets as of December 31, 2021 and 2020:

(in thousands)	2021	2020

Identifiable Assets
Electric	$2,283,776	$2,233,399
Manufacturing	251,044	191,005
Plastics	162,565	99,767
Corporate	57,445	54,183
Total	$2,754,830	$2,578,354
Concentrations
Our Plastics segment businesses use PVC resin as a critical component within their PVC pipe manufacturing process. There are a limited number of PVC resin suppliers in the U.S., and in 2021, we sourced all of our PVC resin needs from two vendors. Although there are a limited number of PVC resin suppliers, we believe that other suppliers could provide PVC resin on comparable terms. Additionally, most U.S. resin production plants are located in the Gulf Coast region. These plants are subject to the risk of damage and production shutdowns because of exposure to hurricanes or other extreme weather events that occur in this region. The loss of a key vendor, or any interruption or delay in the supply of PVC resin could cause production delays, a possible loss of sales, or result in increased costs to secure resin, all of which would adversely affect our operating results.
Entity-Wide Information
No single customer accounted for over 10% of our consolidated operating revenues for the years ended December 31, 2021, 2020 and 2019. All of our long-lived assets are located within the United States and substantially all of our operating revenues are to customers located within the United States.
3. Revenue
We present our operating revenues to external customers, in total and by amounts arising from contracts with customers and ARP arrangements, disaggregated by revenue source and segment for the years ended December 31, 2021, 2020 and 2019:

(in thousands)	2021	2020	2019

Operating Revenues
Electric Segment
Retail: Residential	$135,361	$127,260	$131,988
Retail: Commercial and Industrial	262,408	254,951	267,125
Retail: Other	7,715	7,311	7,365
Total Retail	405,484	389,522	406,478
Transmission	48,835	44,001	40,542
Wholesale	17,936	4,857	5,007
Other	8,066	7,708	7,021
Total Electric Segment	480,321	446,088	459,048
Manufacturing Segment
Metal Parts and Tooling	283,527	199,463	236,032
Plastic Products and Tooling	40,231	34,055	35,173
Other	12,536	5,252	5,999
Total Manufacturing Segment	336,294	238,770	277,204
Plastics Segment
PVC Pipe	380,229	205,249	183,251
Total Operating Revenue	1,196,844	890,107	919,503
Less: Noncontract Revenues Included Above		—	—
Electric Segment - ARP Revenues	(791)	6,936	1,032
Total Operating Revenues from Contracts with Customers	$1,197,635	$883,171	$918,471

4. Receivables
Receivables as of December 31, 2021 and 2020 are as follows:

(in thousands)	2021	2020

Receivables
Trade	$142,297	$87,048
Other	10,591	8,939
Unbilled Receivables	23,901	21,187
Total Receivables	176,789	117,174
Less Allowance for Credit Losses	(1,836)	(3,215)
Receivables, net of allowance for credit losses	$174,953	$113,959
The following is a summary of activity in the allowance for credit losses for the years ended December 31, 2021 and 2020:

(in thousands)	2021	2020

Beginning Balance	$3,215	$1,339
Additions Charged to Expense	93	3,138
Reductions for Amounts Written-Off, Net of Recoveries	(1,472)	(1,262)
Ending Balance	$1,836	$3,215
5. Regulatory Matters
Regulatory Assets and Liabilities
The following presents our current and long-term regulatory assets and liabilities as of December 31, 2021 and 2020 and the period we expect to recover or refund such amounts:

	Period of	2021		2020
(in thousands)	Recovery/Refund	Current	Long-Term	Current	Long-Term

Regulatory Assets
Pension and Other Postretirement Benefit Plans[1]	See below	$7,791	$114,961	$11,037	$146,071
Alternative Revenue Program Riders[2]	Up to 2 years	11,889	5,564	8,871	9,373
Asset Retirement Obligations[1]	Asset lives	—	742	—	8,462
ISO Cost Recovery Trackers[1]	Up to 2 years	—	1,342	1,079	867
Unrecovered Project Costs[1]	Up to 5 years	2,136	1,455	361	2,989
Deferred Rate Case Expenses[1]	Various	607	1,131	360	230
Debt Reacquisition Premiums[1]	Up to 30 years	100	240	192	341
Fuel Clause Adjustments[1]	Up to 1 year	4,819	—	—	—
Other[1]	Various	—	73	—	62
Total Regulatory Assets		$27,342	$125,508	$21,900	$168,395
Regulatory Liabilities
Deferred Income Taxes	Asset lives	$—	$129,437	$—	$134,719
Plant Removal Obligations	Asset lives	8,306	101,595	—	98,707
Fuel Clause Adjustments	Up to 1 year	1,554	—	10,947	—
Alternative Revenue Program Riders	Various	5,772	3,336	3,581	470
Pension and Other Postretirement Benefit Plans	Up to 1 year	2,603	—	1,959	—
Derivative Instruments	Up to 1 year	6,214	—	—	—
Other	Various	395	62	176	77
Total Regulatory Liabilities		$24,844	$234,430	$16,663	$233,973

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
Alternative Revenue Program Riders regulatory assets and liabilities are revenues not yet collected from customers or amounts subject to refund, respectively, primarily due to investments in qualifying transmission, conservation, renewable resource, environmental and other generation assets.
Asset Retirement Obligations represent the difference in timing of recognition of expense arising from these obligations and the amount recovered from customers.
Independent System Operator (ISO) Cost Recovery Trackers represent costs incurred to serve Minnesota customers or the under-collection of revenue based on expected versus actual construction costs on eligible projects.
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
Fuel Clause Adjustments represent the under- or over-collection of fuel costs to be returned to or collected from customers.
Deferred Income Taxes represent income tax benefits, arising primarily from property-related timing differences, that will be refunded to customers as these timing differences reverse.
Plant Removal Obligations represent amounts collected from customers to be used to cover actual removal costs as incurred.
Derivative Instruments represent unrealized gains recognized on derivative instruments. On final settlement of such instruments, any realized gains or losses are recovered from or paid to customers.
6. Property, Plant and Equipment
Major classes of property, plant and equipment as of December 31, 2021 and 2020 include:

(in thousands)	2021	2020

Electric Plant in Service
Production	$1,332,067	$1,172,362
Transmission	722,739	690,647
Distribution	574,488	545,221
General	129,151	123,122
Electric Plant in Service	2,758,445	2,531,352
Construction Work in Progress	74,926	203,078
Total Gross Electric Plant	2,833,371	2,734,430
Less Accumulated Depreciation and Amortization	817,302	778,988
Net Electric Plant	$2,016,069	$1,955,442
Nonelectric Property, Plant and Equipment
Equipment	$203,390	$197,389
Buildings and Leasehold Improvements	56,908	55,441
Land	13,652	5,900
Nonelectric Property, Plant and Equipment	273,950	258,730
Construction Work in Progress	16,611	9,290
Total Gross Nonelectric Property, Plant and Equipment	290,561	268,020
Less Accumulated Depreciation and Amortization	182,025	174,189
Net Nonelectric Property, Plant and Equipment	108,536	93,831
Net Property, Plant and Equipment	$2,124,605	$2,049,273
Depreciation expense for the years ended December 31, 2021, 2020 and 2019 totaled $85.8 million, $78.6 million and $71.9 million.

The following table provides OTP’s ownership percentages and amounts included in the December 31, 2021 and 2020 consolidated balance sheets for OTP’s share of each of these jointly owned facilities:

(dollars in thousands)	Ownership Percentage	Electric Plant in Service	Construction Work in Progress	Accumulated Depreciation	Net Plant

December 31, 2021
Big Stone Plant	53.9%	$338,699	$260	$(110,604)	$228,355
Coyote Station	35.0%	182,610	1,110	(107,894)	75,826
Big Stone South–Ellendale 345 kV line	50.0%	106,194	—	(4,052)	102,142
Fargo–Monticello 345 kV line	14.2%	78,184	—	(9,069)	69,115
Big Stone South–Brookings 345 kV line	50.0%	52,975	—	(3,613)	49,362
Brookings–Southeast Twin Cities 345 kV line	4.8%	26,291	—	(2,843)	23,448
Bemidji–Grand Rapids 230 kV line	14.8%	16,331	—	(2,995)	13,336
December 31, 2020
Big Stone Plant	53.9%	$332,611	$2,552	$(103,504)	$231,659
Coyote Station	35.0%	180,991	732	(108,603)	73,120
Big Stone South–Ellendale 345 kV line	50.0%	106,353	—	(2,433)	103,920
Fargo–Monticello 345 kV line	14.2%	78,184	—	(8,029)	70,155
Big Stone South–Brookings 345 kV line	50.0%	53,036	—	(2,822)	50,214
Brookings–Southeast Twin Cities 345 kV line	4.8%	26,291	—	(2,468)	23,823
Bemidji–Grand Rapids 230 kV line	14.8%	16,331	—	(2,670)	13,661

7. Intangible Assets
The following table summarizes our goodwill by segment as of December 31, 2021 and 2020:

(in thousands)	2021	2020

Manufacturing	$18,270	$18,270
Plastics	19,302	19,302
Total Goodwill	$37,572	$37,572
Our annual goodwill impairment testing, performed in the fourth quarters of 2021 and 2020, indicated no impairment existed as of the test date.
The following table summarizes the components of our intangible assets at December 31, 2021 and 2020:

(in thousands)	Gross Amount	Accumulated Amortization	Net Carrying Amount

December 31, 2021
Customer Relationships	$22,491	$13,469	$9,022
Other	26	4	22
Total	$22,517	$13,473	$9,044
December 31, 2020
Customer Relationships	$22,491	$12,370	$10,121
Other	26	3	23
Total	$22,517	$12,373	$10,144

Amortization expense for these intangible assets for the years ended December 31, 2021, 2020 and 2019 totaled $1.1 million, $1.1 million, and $1.2 million.
Annual amortization expense for these intangible assets for the next five years is:

(in thousands)	2022	2023	2024	2025	2026

Amortization Expense	$1,100	$1,100	$1,100	$1,092	$1,090

8. Leases
We lease coal rail cars, warehouse and office space, land and certain office, manufacturing and material handling equipment under varying terms and conditions. All leases are classified as operating leases.
The components of lease cost and lease cash flows for the years ended December 31, 2021 and 2020 are as follows:

(in thousands)	2021	2020

Lease Cost
Operating Lease Cost	$5,298	$5,837
Variable Lease Cost	1,020	1,166
Total Lease Cost	$6,318	$7,003

Lease Cash Flows
Operating Cash Flows from Operating Leases	$5,642	$5,431

A summary of operating lease right-of-use lease assets and lease liabilities as of December 31, 2021 and 2020 is as follows:

(in thousands)	2021	2020

Right of Use Lease Assets[1]	$19,133	$19,114
Lease Liabilities
Current[2]	4,168	4,479
Long-Term[3]	15,309	15,314
Total Lease Liabilities	$19,477	$19,793

[1]Included in Other Noncurrent Assets in the consolidated balance sheets.
[2]Included in Other Current Liabilities in the consolidated balance sheets.
[3]Included in Other Noncurrent Liabilities in the consolidated balance sheets.
Operating lease assets obtained in exchange for new operating liabilities amounted to $2.1 million and $1.4 million for the years ended December 31, 2021 and 2020.
Maturities of lease liabilities as of December 31, 2021 for each of the next five years and in the aggregate thereafter are as follows:

(in thousands)	Operating Leases

2022	$4,998
2023	4,766
2024	4,225
2025	3,384
2026	1,614
Thereafter	2,470
Total Lease Payments	$21,457
Less: Interest	1,980
Present Value of Lease Liabilities	$19,477
The weighted-average remaining lease term and the weighted-average discount rate as of December 31, 2021 and 2020 are as follows:

	2021	2020

Weighted-Average Remaining Lease Term (in years)	4.9	5.3
Weighted-Average Discount Rate	5.09%	5.45%

9. Short-Term and Long-Term Borrowings
The following is a summary of our outstanding short- and long-term borrowings by borrower, OTC or OTP, as of December 31, 2021 and 2020:

	2021			2020
(in thousands)	OTC	OTP	Total	OTC	OTP	Total

Short-Term Debt	$22,637	$68,526	$91,163	$65,166	$15,831	$80,997
Current Maturities of Long-Term Debt	—	29,983	29,983	169	139,918	140,087
Long-Term Debt, net of current maturities	79,746	654,268	734,014	79,695	544,737	624,432
Total	$102,383	$752,777	$855,160	$145,030	$700,486	$845,516
Short-Term Debt
The following is a summary of our lines of credit as of December 31, 2021 and 2020:

		2021			2020
(in thousands)	Line Limit	Amount Outstanding	Letters of Credit	Amount Available	Amount Available

OTC Credit Agreement	$170,000	$22,637	$—	$147,363	$104,834
OTP Credit Agreement	170,000	68,526	13,159	88,315	140,068
Total	$340,000	$91,163	$13,159	$235,678	$244,902
On September 30, 2021, OTC entered into a Fourth Amended and Restated Credit Agreement (the OTC Credit Agreement) and OTP entered into a Third Amended and Restated Credit Agreement (the OTP Credit Agreement) amending and restating the previously existing credit agreements to extend the maturity date of each credit facility to September 30, 2026. The agreements both provide for $170.0 million unsecured revolving lines of credit to support operations, fund capital expenditures, refinance certain indebtedness and provide for the issuance of letters of credit in an aggregate amount not to exceed $40.0 million under the OTC Credit Agreement and $50.0 million under the OTP Credit Agreement. Each credit facility includes an accordion provision allowing the borrower, subject to certain conditions, to increase the borrowing capacity under the facility; up to $290.0 million under the OTC Credit Agreement and up to $250.0 million under the OTP Credit Agreement.
Borrowings under each credit facility are subject to a variable rate of interest on outstanding balances and a commitment fee is charged based on the average unused amount available to be drawn under the respective facility. The variable rate of interest to be charged is based on a benchmark interest rate, either LIBOR or a Base Rate, as defined in the credit agreements, selected by the borrower at the time of an advance, subject to the conditions of each agreement, plus an applicable credit spread. The credit spread ranges from zero to 2.00%, depending on the benchmark interest rate selected and is subject to adjustment based on the credit ratings of the relevant borrowers. The weighted-average interest rate on all outstanding borrowings as of December 31, 2021 and 2020 was 1.42% and 1.61%.
Each credit facility contains a number of restrictions on the borrower, including restrictions on the ability to merge, sell assets, make investments, create or incur liens on assets, guarantee the obligations of any other party and engage in transactions with related parties. The agreements also contain certain financial and non-financial covenants and defined events of default.
Both the OTC Credit Agreement and the OTP Credit Agreement include interest rates determined by a reference to LIBOR. The applicable LIBOR tenors are currently scheduled to be eliminated on June 30, 2023. In the event that LIBOR is no longer available, both credit agreements contain provisions for the replacement of LIBOR as the benchmark rate with the Secured Overnight Finance Rate (SOFR). The transition to SOFR may be triggered by the discontinuation or loss of representativeness of the applicable LIBOR tenors or as earlier elected by the borrowers, subject to approval by the lender.

Long-Term Debt
The following is a summary of outstanding long-term debt by borrower as of December 31, 2021 and 2020:

				(in thousands)
Entity	Debt Instrument	Rate	Maturity	2021	2020

OTC	Guaranteed Senior Notes	3.55%	12/15/26	$80,000	$80,000
OTP	Series 2011A Senior Unsecured Notes	4.63%	12/01/21	—	140,000
OTP	Series 2007B Senior Unsecured Notes	6.15%	08/20/22	30,000	30,000
OTP	Series 2007C Senior Unsecured Notes	6.37%	08/02/27	42,000	42,000
OTP	Series 2013A Senior Unsecured Notes	4.68%	02/27/29	60,000	60,000
OTP	Series 2019A Senior Unsecured Notes	3.07%	10/10/29	10,000	10,000
OTP	Series 2020A Senior Unsecured Notes	3.22%	02/25/30	10,000	10,000
OTP	Series 2020B Senior Unsecured Notes	3.22%	08/20/30	40,000	40,000
OTP	Series 2021A Senior Unsecured Notes	2.74%	11/29/31	40,000	—
OTP	Series 2007D Senior Unsecured Notes	6.47%	08/20/37	50,000	50,000
OTP	Series 2019B Senior Unsecured Notes	3.52%	10/10/39	26,000	26,000
OTP	Series 2020C Senior Unsecured Notes	3.62%	02/25/40	10,000	10,000
OTP	Series 2013B Senior Unsecured Notes	5.47%	02/27/44	90,000	90,000
OTP	Series 2018A Senior Unsecured Notes	4.07%	02/07/48	100,000	100,000
OTP	Series 2019C Senior Unsecured Notes	3.82%	10/10/49	64,000	64,000
OTP	Series 2020D Senior Unsecured Notes	3.92%	02/25/50	15,000	15,000
OTP	Series 2021B Senior Unsecured Notes	3.69%	11/29/51	100,000	—
OTC	PACE Note	2.54%	03/18/21	—	169
Total				$767,000	$767,169
Less:	Current Maturities Net of Unamortized Debt Issuance Costs			29,983	140,087
	Unamortized Long-Term Debt Issuance Costs			3,003	2,650
Total Long-Term Debt Net of Unamortized Debt Issuance Costs				$734,014	$624,432
On June 10, 2021, OTP entered into a Note Purchase Agreement pursuant to which OTP agreed to issue, in a private placement transaction, $230.0 million of senior unsecured notes consisting of (a) $40.0 million of 2.74% Series 2021A Senior Unsecured Notes due November 29, 2031, (b) $100.0 million of 3.69% Series 2021B Senior Unsecured Notes due November 29, 2051 and (c) $90.0 million of 3.77% Series 2022A Senior Unsecured Notes due May 20, 2052. During the year ended December 31, 2021, OTP issued its Series 2021A and Series 2021B notes for aggregate proceeds of $140.0 million, which were used to repay the Series 2011A notes. The issuance of the Series 2022A notes is scheduled to close, subject to the satisfaction of certain customary conditions to closing, in May 2022.
Our guaranteed and unsecured notes require the borrower to maintain various financial covenants, as further described below. These notes provide for prepayment options allowing for a full or partial prepayment at 100% of the principal amount so prepaid, together with unpaid accrued interest and a make-whole amount, as defined. These notes also include restrictions on the borrowers, including its ability to merge, sell assets, create or incur liens on assets, guarantee the obligations of any other party and engage in transactions with related parties.
Aggregate maturities of long-term debt obligations at December 31, 2021 for each of the next five years are as follows:

(in thousands)	2022	2023	2024	2025	2026

Debt Maturities	$30,000	$—	$—	$—	$80,000

Financial Covenants
Certain of OTC's and OTP's short-term and long-term debt agreements require the borrower, whether OTC or OTP, to maintain certain financial covenants, including a maximum debt to total capitalization of 0.60 to 1.00, a minimum interest and dividend coverage ratio of 1.50 to 1.00, and a maximum level of priority indebtedness. As of December 31, 2021, OTC and OTP were in compliance with these financial covenants.
10. Employee Postretirement Benefits
Pension Plan and Other Postretirement Benefits
The Company sponsors a noncontributory funded pension plan (the "Pension Plan"), an unfunded, nonqualified Executive Survivor and Supplemental Retirement Plan ("ESSRP"), both accounted for as defined benefit pension plans, and a postretirement healthcare plan accounted for as an other postretirement benefit plan.
The Pension Plan, which previously covered substantially all corporate and OTP employees, was closed to new employees in 2013. The plan provides retirement compensation to all covered employees at age 65, with reduced compensation in cases of retirement prior to age 62.

Participants are fully vested after completing five years of vesting service. The plan assets consist of equity funds, fixed income funds, cash and cash equivalents and alternative investments. None of the plan assets are invested in common stock or debt securities of the Company.
The ESSRP, an unfunded plan, provides for defined benefit payments to executive officers and certain key management employees on their retirement for life, or to their beneficiaries on their death. The ESSRP was amended and restated in 2019 to i) freeze the participation in the restoration retirement benefit component of the plan and ii) freeze benefit accruals under the restoration retirement benefit component of the plan for all participants of the plan, except any participants deemed to be grandfathered participants.
The postretirement healthcare plan, closed to new participants in 2010, provides a portion of health insurance benefits for retired and covered corporate and OTP employees. To be eligible for retiree health insurance benefits, the employee must be 55 years of age with a minimum of 10 years of service. The plan is an unfunded plan and accordingly holds no plan assets.
Pension Plan Assets. We have established a Retirement Plans Administration Committee to develop and monitor our investment strategy for our Pension Plan assets. Our investment strategy includes the following objectives:
•The assets of the plan will be invested in accordance with all applicable laws in a manner consistent with fiduciary standards including Employee Retirement Income Security Act standards of 1974 (ERISA) (if applicable). Specifically:
◦The safeguards and diversity that a prudent investor would adhere to must be present in the investment program.
◦All transactions undertaken on behalf of the Pension Plan must be in the best interest of plan participants and their beneficiaries.
•The primary objective is to provide a source of retirement income for its participants and beneficiaries.
•The near-term primary financial objective is to improve and protect the funded status of the plan.
•A secondary financial objective is to minimize pension funding and expense volatility where possible.
We have developed an asset allocation target, measured at investment market value, to provide guideline percentages of investment mix. This investment mix is intended to achieve the financial objectives of the plan. The permitted range is a guide and will at times not reflect the actual asset allocation due to market conditions, actions of our investment managers and required cash flows to and from the Pension Plan.
The following table presents our target asset allocation permitted range along with the actual asset allocation as of December 31, 2021 and 2020:

	Permitted			Actual Allocation
Asset Class	Range			2021	2020

Return Enhancement	20	–	60%	47%	58%
Risk Management	40	–	80%	50	39
Alternatives	0	–	20%	3	3
Total				100%	100%
Return Enhancement investments are those that seek to provide equity-like, long-term capital appreciation. Examples include equity securities, including dynamic asset allocation funds, and higher yielding fixed income securities, such as high yield bonds and emerging market debt.
Risk Management investments seek to decrease downside risk or act as a hedge against plan liabilities. Examples are cash and fixed income instruments.
Alternative investments seek to either provide return enhancement through long-term appreciation or risk management through decreased downside risk. The defining characteristic of these asset types is uncorrelated source of returns, less liquidity and private market access. Examples include investments in the SEI Energy Debt Collective Fund.

The following presents the fair value inputs classified within the fair value hierarchy used to measure Pension Plan assets at December 31, 2021 and 2020 and assets measured using the net asset value (NAV) practical expedient:

(in thousands)	Level 1	Level 2	Level 3	NAV	Total

December 31, 2021
Equity Funds	$149,479	$—	$—	$—	$149,479
Fixed Income Funds	184,987	—	—	—	184,987
Hybrid Funds	11,776	—	—	—	11,776
U.S. Treasury Securities	28,173	—	—	—	28,173
SEI Energy Debt Collective Fund	—	—	—	12,797	12,797
Total	$374,415	$—	$—	$12,797	$387,212
December 31, 2020
Cash Equivalents	$4	$—	$—	$—	$4
Equity Funds	180,169	—	—	—	180,169
Fixed Income Funds	159,556	—	—	—	159,556
Hybrid Funds	11,729	—	—	—	11,729
SEI Energy Debt Collective Fund	—	—	—	9,220	9,220
Total	$351,458	$—	$—	$9,220	$360,678
The investments held by the SEI Energy Debt Collective Fund on December 31, 2021 and 2020 consist mainly of below investment grade high yield bonds and loans of U.S. energy companies which trade at a discount to fair value. Redemptions are allowed semi-annually with a 95-day notice period, subject to fund director consent and certain gate, holdback and suspension restrictions. Subscriptions are allowed monthly with a three-year lock up on subscriptions. The fund’s assets are valued in accordance with valuations reported by the fund’s sub-advisor or the fund’s underlying investments or other independent third-party sources, although SEI in its discretion may use other valuation methods, subject to compliance with ERISA, as applicable. On an annual basis, as determined by the investment manager in its sole discretion, an independent valuation agent is retained to provide a valuation of the illiquid assets of the fund and of any other asset of the fund.
Funded Status. The following table provides a reconciliation of the changes in the fair value of plan assets and the actuarially computed benefit obligation for the years ended December 31, 2021 and 2020 and the funded status of the plans as of December 31, 2021 and 2020:

	Pension Benefits (Pension Plan)		Pension Benefits (ESSRP)		Postretirement Benefits
(in thousands)	2021	2020	2021	2020	2021	2020

Change in Fair Value of Plan Assets:
Fair Value of Plan Assets at January 1	$360,678	$329,781	$—	$—	$—	$—
Actual Return on Plan Assets	32,816	35,474	—	—	—	—
Company Contributions	10,000	11,200	1,562	1,505	2,695	2,662
Benefit Payments	(16,282)	(15,777)	(1,562)	(1,505)	(8,385)	(6,694)
Participant Premium Payments	—	—	—	—	5,690	4,032
Fair Value of Plan Assets at December 31	387,212	360,678	—	—	—	—
Change in Benefit Obligation:
Benefit Obligation at January 1	$428,396	$384,785	$47,894	$43,966	$70,185	$71,437
Service Cost	7,462	6,621	187	179	1,722	1,847
Interest Cost	11,660	13,053	1,228	1,449	1,891	2,393
Benefit Payments	(16,282)	(15,777)	(1,562)	(1,505)	(8,385)	(6,694)
Participant Premium Payments	—	—	—	—	5,690	4,032
Plan Amendments	—	—	—	—	—	(3,891)
Actuarial Loss (Gain)	(14,539)	39,714	(907)	3,805	(1,792)	1,061
Benefit Obligation at December 31	$416,697	$428,396	$46,840	$47,894	$69,311	$70,185
Funded Status	$(29,485)	$(67,718)	$(46,840)	$(47,894)	$(69,311)	$(70,185)

Amounts Recognized in Consolidated Balance Sheet at December 31:
Current Liabilities	$—	$—	$(2,352)	$(1,557)	$(2,830)	$(2,826)
Noncurrent Liabilities and Deferred Credits	(29,485)	(67,718)	(44,488)	(46,337)	(66,481)	(67,359)
Total Liabilities	$(29,485)	$(67,718)	$(46,840)	$(47,894)	$(69,311)	$(70,185)
The accumulated benefit obligation of our Pension Plan was $378.3 million and $385.3 million as of December 31, 2021 and 2020. The accumulated benefit obligation of our ESSRP was $46.8 million and $47.7 million as of December 31, 2021 and 2020.

The following assumptions were used to determine benefit obligations as of December 31, 2021 and 2020:

	Pension Benefits (Pension Plan)		Pension Benefits (ESSRP)		Postretirement Benefits
	2021	2020	2021	2020	2021	2020

Discount Rate	3.03%	2.78%	2.93%	2.61%	3.01%	2.75%
Rate of Increase in Future Compensation	n/a	n/a	3.00%	3.00%	n/a	n/a
Participants to Age 39	4.50%	4.50%	n/a	n/a	n/a	n/a
Participants Ages 40 to 49	3.50%	3.50%	n/a	n/a	n/a	n/a
Participants Age 50 and Older	2.75%	2.75%	n/a	n/a	n/a	n/a
Healthcare Cost Immediate Trend Rate	n/a	n/a	n/a	n/a	6.16%	6.44%
Healthcare Cost Ultimate Trend Rate	n/a	n/a	n/a	n/a	4.50%	4.50%
Year the Rate Reaches the Ultimate Trend Rate	n/a	n/a	n/a	n/a	2038	2038

The pension benefit liability of our Pension Plan decreased $38.2 million from December 31, 2020 to December 31, 2021 primarily due to an increase in the discount rate used to measure the obligation, from 2.78% to 3.03%, respectively, and from actual returns on Pension Plan investments in 2021 exceeding the expected return for the year.
Net Periodic Benefit Cost. A portion of service cost may be capitalized as a cost of self-constructed property, plant and equipment. When recognized in the consolidated statements of income, service cost is recognized within one of the components of operating expenses. Nonservice cost components of net periodic benefit cost may be deferred and recognized as a regulatory asset under the accounting guidance for regulated operations. When recognized in the consolidated statements of income, nonservice cost components are recognized as nonservice cost components of postretirement benefits.
The following table lists the components of net periodic benefit cost of our defined benefit pension plans and other postretirement benefits for the years ended December 31, 2021, 2020 and 2019:

	Pension Benefits (Pension Plan)			Pension Benefits (ESSRP)			Postretirement Benefits
(in thousands)	2021	2020	2019	2021	2020	2019	2021	2020	2019

Service Cost	$7,462	$6,621	$5,491	$187	$179	$418	$1,722	$1,847	$1,286
Interest Cost	11,660	13,053	14,412	1,228	1,449	1,735	1,891	2,393	3,083
Expected Return on Assets	(22,359)	(22,021)	(21,297)	—	—	—	—	—	—
Amortization of Prior Service Cost	—	—	14	—	—	22	(5,733)	(4,792)	—
Amortization of Net Actuarial Loss	10,914	9,144	4,756	620	434	472	3,774	4,310	1,609
Net Periodic Benefit Cost	$7,677	$6,797	$3,376	$2,035	$2,062	$2,647	$1,654	$3,758	$5,978
The following table includes the impact of regulation on the recognition of periodic benefit cost arising from pension and other postretirement benefits for the years ended December 31, 2021, 2020, 2019:

(in thousands)	2021	2020	2019

Net Periodic Benefit Cost	$11,366	$12,617	$12,001
Net Amount Amortized (Deferred) Due to the Effect of Regulation	21	(533)	(513)
Net Periodic Benefit Cost Recognized	$11,387	$12,084	$11,488
The following assumptions were used to determine net periodic benefit cost for the years ended December 31, 2021, 2020 and 2019:

	Pension Benefits (Pension Plan)			Pension Benefits (ESSRP)			Postretirement Benefits
	2021	2020	2019	2021	2020	2019	2021	2020	2019

Discount Rate	2.78%	3.47%	4.50%	2.61%	3.36%	4.46%	2.75%	3.43%	4.44%
Long-Term Rate of Return on Plan Assets	6.51%	6.88%	7.25%	n/a	n/a	n/a	n/a	n/a	n/a
Rate of Increase in Future Compensation	n/a	n/a	n/a	3.00%	3.50%	3.40%	n/a	n/a	n/a
Participants to Age 39	4.50%	4.50%	4.50%	n/a	n/a	n/a	n/a	n/a	n/a
Participants Ages 40 to 49	3.50%	3.50%	3.50%	n/a	n/a	n/a	n/a	n/a	n/a
Participants Age 50 and Older	2.75%	2.75%	2.75%	n/a	n/a	n/a	n/a	n/a	n/a

We develop our estimated discount rate through the use of a hypothetical bond portfolio method. This method derives the discount rate from the average yield of a collection of high credit quality bonds which produce cash flows similar to our anticipated future benefit payments. We estimate the assumed long-term rate of return on plan assets based primarily on asset category studies using historical market return and volatility data with forward looking estimates based on existing financial market conditions and forecasts of capital markets. Modest excess return expectations versus some market indices are incorporated into the return projections based on the actively managed structure of the investment programs and their records of achieving such returns historically.
The following table presents the amounts not yet recognized as components of net periodic benefit cost as of December 31, 2021 and 2020:

	Pension Benefits (Pension Plan)		Pension Benefits (ESSRP)		Postretirement Benefits
(in thousands)	2021	2020	2021	2020	2021	2020

Regulatory Assets:
Unrecognized Prior Service Cost	$—	$—	$—	$—	$(13,989)	$(19,579)
Unrecognized Actuarial Loss	102,737	137,500	2,525	2,681	26,852	32,238
Total Regulatory Assets	$102,737	$137,500	$2,525	$2,681	$12,863	$12,659
Accumulated Other Comprehensive Loss:
Unrecognized Prior Service Cost	$—	$—	$—	$1	$(242)	$(386)
Unrecognized Actuarial (Gain) Loss	(1,020)	128	10,660	12,030	(160)	21
Total Accumulated Other Comprehensive Loss	$(1,020)	$128	$10,660	$12,031	$(402)	$(365)
Cash Flows. We made discretionary contributions to our Pension Plan of $10.0 million, $11.2 million and $22.5 million in 2021, 2020 and 2019, respectively. As of December 31, 2021, we had no minimum funding requirements for our Pension Plan, but made a discretionary contribution of $20.0 million in February 2022. Contributions to our ESSRP and postretirement healthcare plan are equal to the benefits paid to plan participants.
The following reflects anticipated benefit payments to be paid in each of the next five years and in the aggregate for the five year period thereafter under our pension plans and postretirement healthcare plan:

(in thousands)	2022	2023	2024	2025	2026	2027-2032

Projected Pension Plan Benefit Payments	$17,200	$17,860	$18,428	$18,947	$19,427	$102,905
Projected ESSRP Benefit Payments	1,981	2,570	2,781	2,715	2,828	14,941
Projected Postretirement Benefit Payments	3,001	3,126	3,209	3,324	3,432	17,225
Total	$22,182	$23,556	$24,418	$24,986	$25,687	$135,071
401K Plan
We sponsor a 401K plan for the benefit of all corporate and subsidiary company employees. Contributions made to these plans totaled $6.5 million for 2021, $5.3 million for 2020 and $5.3 million for 2019.
11. Asset Retirement Obligations (AROs)
We have recognized AROs related to our coal-fired generation plants, natural gas combustion turbines and wind turbines. The cost of AROs include items such as site restoration, closure of ash pits, and removal of certain structures, generators, asbestos and storage tanks. We have other legal obligations associated with the retirement of a variety of other long-lived tangible assets used in electric operations where the estimated settlement costs are individually and collectively immaterial. We have no assets legally restricted for the settlement of any AROs.
A reconciliation of the carrying amounts of AROs for the years ended December 31, 2021 and 2020 is as follows:

(in thousands)	2021	2020

Beginning Balance	$23,821	$12,656
New Obligations Recognized	—	8,062
Adjustments Due to Revisions in Cash Flow Estimates	(568)	3,110
Accrued Accretion	938	570
Settlements	—	(577)
Ending Balance	$24,191	$23,821
The new AROs recognized during the year ended December 31, 2020 arose from obligations associated with our Merricourt wind farm and Astoria Station natural gas plant.
12. Income Taxes
Income before income taxes for the years ended December 31, 2021, 2020 and 2019 consists entirely of domestic earnings.

The provision for income taxes charged to income for the years ended December 31, 2021, 2020 and 2019 consisted of the following:

(in thousands)	2021	2020	2019

Current
Federal Income Taxes	$6,806	$3,631	$5,156
State Income Taxes	939	2,415	1,333
Deferred
Federal Income Taxes	18,180	11,450	8,859
State Income Taxes	10,716	3,751	3,167
Tax Credits
North Dakota Wind Tax Credit Amortization, Net of Federal Tax	(586)	(1,033)	(1,033)
Investment Tax Credit Amortization	(3)	(8)	(41)
Total	$36,052	$20,206	$17,441
The reconciliation of the statutory federal income tax rate to our effective tax rate for each of the years ended December 31, 2021, 2020 and 2019 is as follows:

	2021	2020	2019

Federal Statutory Rate	21.0%	21.0%	21.0%
Increases (Decreases) in Tax from:
State Taxes on Income, Net of Federal Tax	4.7	4.0	3.4
Production Tax Credits (PTCs)	(5.9)	(1.1)	—
Amortization of Excess Deferred Income Taxes	(2.0)	(3.6)	(3.2)
North Dakota Wind Tax Credit Amortization, Net of Federal Tax	(0.3)	(0.9)	(1.0)
Allowance for Equity Funds Used During Construction	(0.1)	(0.7)	(0.5)
Other, Net	(0.5)	(1.3)	(3.0)
Effective Tax Rate	16.9%	17.4%	16.7%
We began to generate PTCs from our Merricourt wind farm in the fourth quarter of 2020, once the asset was placed in service and commenced operations.
Deferred tax assets and liabilities were composed of the following on December 31, 2021 and 2020:

(in thousands)	2021	2020

Deferred Tax Assets
Benefit Liabilities	$41,724	$41,292
Retirement Benefits Liabilities	40,766	40,650
Tax Credit Carryforward	32,420	35,132
Regulatory Tax Liability	34,527	33,124
Cost of Removal	26,512	25,920
Differences Related to Property	10,251	7,486
Net Operating Loss Carryforward	1,323	1,379
Other	6,999	3,423
Valuation Allowance	—	(800)
Total Deferred Tax Assets	$194,522	$187,606
Deferred Tax Liabilities
Differences Related to Property	$(307,542)	$(271,064)
Retirement Benefits Regulatory Asset	(40,766)	(40,650)
Excess Tax Over Book Pension	(24,578)	(18,696)
Other	(9,904)	(10,572)
Total Deferred Tax Liabilities	$(382,790)	$(340,982)
Deferred Income Taxes	$(188,268)	$(153,376)
At December 31, 2021, we concluded, based upon all available evidence, it was more likely than not that we will generate sufficient future taxable income to realize certain of our state deferred tax assets. As a result, we released the $0.8 million valuation allowance associated with these deferred tax assets and recognized a corresponding benefit from income taxes in the consolidated statements of income for the year ended

December 31, 2021. Our conclusions regarding the realizability of such deferred tax assets was based on anticipated future taxable income within the respective state jurisdiction and the recent extension of the net operating loss carryforward period in this state.
The following is a schedule of tax credits and tax net operating losses available as of December 31, 2021 and the respective periods of expiration:

(in thousands)	Amount	2022-2032	2033-2038	2039-2043

Federal Tax Credits	$9,136	$—	$—	$9,136
State Net Operating Losses	1,675	1,675	—	—
State Tax Credits	29,318	—	39	29,279

The following table summarizes the activity for unrecognized tax benefits for the years ended December 31, 2021, 2020 and 2019:

(in thousands)	2021	2020	2019

Balance on January 1	$771	$1,488	$1,282
Increases (decreases) for tax positions taken during a prior period	11	(178)	37
Increases for tax positions taken during the current period	189	175	339
Decreases due to settlements with taxing authorities	—	(575)	—
Decreases as a result of a lapse of applicable statutes of limitations	(144)	(139)	(170)
Balance on December 31	$827	$771	$1,488
The balance of unrecognized tax benefits as of December 31, 2021 would reduce our effective tax rate if recognized. The total amount of unrecognized tax benefits as of December 31, 2021 is not expected to change significantly within the next 12 months. We classify interest and penalties on tax uncertainties as components of the provision for income taxes in the consolidated statements of income.
The Company and its subsidiaries file a consolidated U.S. federal income tax return and various state income tax returns. As of December 31, 2021, with limited exceptions, we are no longer subject to examinations by taxing authorities for tax years prior to 2018 for federal and North Dakota income taxes and prior to 2017 for Minnesota state income taxes.
13. Commitments and Contingencies
Commitments
Construction and Other Purchase Commitments: As of December 31, 2021, OTP had commitments under contracts, including its share of construction program and other commitments, extending into 2023 of approximately $68 million. OTP’s other commitments charged to rent expense totaled $0.3 million, $0.1 million and $0.3 million in 2021, 2020 and 2019, respectively.
Electric Utility Capacity and Energy Requirements and Coal Purchase and Delivery Contracts: OTP has commitments for the purchase of capacity and energy requirements under agreements extending into 2044. OTP also has contracts providing for the purchase and delivery of a significant portion of its current coal requirements. OTP’s current coal purchase agreements for Coyote Station expire at the end of 2040. OTP has an agreement for the purchase of Big Stone Plant’s coal requirements through December 31, 2022. There is no fixed minimum purchase requirement under this agreement but all of Big Stone Plant’s coal requirements for the period covered must be purchased under this agreement.
OTP Land Easements: OTP has commitments to make future payments for land easements not classified as leases, extending into 2050, of approximately $34.5 million. Land easement payments charged to rent expense totaled $1.3 million, $1.3 million and $0.6 million in 2021, 2020 and 2019, respectively.
Our future construction program and other commitments, capacity and energy agreement commitments, coal purchase and coal delivery contract commitments and contractual land easements payments as of December 31, 2021 are as follows:

(in thousands)	Construction Program and Other Commitments	Capacity and Energy Requirements	Coal Purchase Commitments	Land Easement Payments

2022	$889	$20,390	$22,793	$1,364
2023	14,678	11,854	23,955	1,388
2024	879	11,828	23,955	1,412
2025	886	11,784	24,369	1,437
2026	479	11,753	25,103	1,432
Beyond 2026	6,697	109,003	428,304	27,461
Total	$24,508	$176,612	$548,479	$34,494

Contingencies
FERC ROE. In November 2013 and February 2015, customers filed complaints with the FERC seeking to reduce the ROE component of the transmission rates that MISO transmission owners, including OTP, may collect under the MISO tariff rate. The FERC's most recent order, issued on November 19, 2020, adopted a revised ROE methodology and set the base ROE at 10.02% (10.52% with an adder) effective for the fifteen-month period from November 2013 to February 2015 and on a prospective basis beginning in September 2016. The order also dismissed any complaints covering the period from February 2015 to May 2016. The November 2020 opinion is subject to judicial review. We have deferred recognition and recorded a refund liability of $2.5 million as of December 31, 2021. This refund liability reflects our best estimate of required refunds to customers once all regulatory and judicial proceedings are finalized.
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
Coyote Station, OTP's jointly owned coal-fired power plant in North Dakota, is subject to assessment in the second implementation period under the North Dakota state implementation plan. In September 2021, the North Dakota Department of Environmental Quality (NDDEQ) made public a draft of its state implementation plan. The plan concluded it is not reasonable to require additional emission controls during this planning period. Following a consultation and public comment period, and any subsequent modifications to the plan, the NDDEQ will submit its state implementation plan to the EPA for approval. In January 2022, prior to the submission to the EPA by the NDDEQ, the EPA provided preliminary comments on the draft North Dakota state implementation plan in which it expressed disagreement with the NDDEQ's recommendation to forgo additional emission controls.
We cannot predict with certainty the impact the state implementation plan may have on our business until the state implementation plan has been approved or otherwise fully acted on by the EPA. However, significant emission control investments could be required and the recovery of such costs from customers would require regulatory approval. Alternatively, investments in emission control equipment may prove to be uneconomic and result in the early retirement of, or the sale of our interest in, Coyote Station, subject to regulatory approval. We cannot estimate the financial effects such a retirement or sale may have on our consolidated operating results, financial position or cash flows, but such amounts could be material and the recovery of such costs from customers would be subject to regulatory approval.
Westmoreland Coal Company (Westmoreland) Arbitration. In December 2018, insurers for Westmoreland, Westmoreland and its affiliated companies filed an arbitration demand against the co-owners of Coyote Station, including OTP, a 35% co-owner. The claimant insurers were pursuing recovery in the amount of $5.5 million, plus prejudgment interest to recover business interruption insurance proceeds paid to Westmoreland or its affiliates arising from a boiler feed pump explosion in December 2014 at the facility. The explosion and ensuing repairs reduced the amount of coal purchased from a Westmoreland affiliate under an existing coal purchase agreement. The Westmoreland insurers claimed the co-owners breached the minimum purchase obligations in the coal purchase agreement. As of December 31, 2021, an agreement to settle the matter was reached, and OTP's proportionate share of the settlement payment did not have a material effect on its 2021 financial results.
Other Contingencies. We are party to litigation and regulatory enforcement matters arising in the normal course of business. We regularly analyze relevant information and, as necessary, estimate and record accrued liabilities for matters in which a loss is probable of occurring and can be reasonably estimated. We believe the effect on our consolidated operating results, financial position and cash flows, if any, for the disposition of all matters pending as of December 31, 2021, other than those relating to the RHR, will not be material.
14. Stockholders' Equity
Capital Structure
In addition to authorized and outstanding common stock, the Company has 1,500,000 authorized no par value cumulative preferred shares and 1,000,000 authorized no par value cumulative preference shares. No cumulative preferred or cumulative preference shares were outstanding at December 31, 2021 or 2020.
Shelf Registrations
On May 3, 2021, upon the expiration of a prior shelf registration, we filed a shelf registration statement with the SEC under which we may offer for sale, from time to time, either separately or together in any combination, equity, debt or other securities described in the shelf registration statement. The registration statement expires in May 2024. No shares were issued pursuant to the shelf registration in 2021.
On May 3, 2021, upon the expiration of a second prior shelf registration, we filed a second registration statement with the SEC for the issuance of up to 1,500,000 common shares under an Automatic Dividend Reinvestment and Share Purchase Plan, which provides shareholders, retail customers of OTP and other interested investors a method of purchasing our common shares by reinvesting their dividends and/or making optional cash investments. Shares purchased under the plan may be new issue common shares or common shares purchased on the open market. In 2021, we issued 115,180 shares under this program and no proceeds were received, as all shares issued were purchased on the open market. As of December 31, 2021, 1,384,820 shares remain available for purchase or issuance under the Plan. The shelf registration for the plan expires in May 2024.
Dividend Restrictions
OTC is a holding company with no significant operations of its own. The primary source of funds for payments of dividends to our shareholders is from dividends paid or distributions made by our subsidiaries. As a result of certain statutory limitations or regulatory or financing agreements, restrictions could occur on the amount of distributions allowed to be made by our subsidiaries. Both the OTC Credit Agreement and OTP Credit

Agreement contain restrictions on the payment of cash dividends upon a default or event of default, including failure to maintain certain financial covenants. As of December 31, 2021, we were in compliance with these financial covenants.
Under the Federal Power Act, a public utility may not pay dividends from any funds properly included in a capital account. What constitutes “funds properly included in a capital account” is undefined in the Federal Power Act and the related regulations; however, the FERC has consistently interpreted the provision to allow dividends to be paid as long as i) the source of the dividends is clearly disclosed, ii) the dividend is not excessive and iii) there is no self-dealing on the part of corporate officials.
The MPUC indirectly limits the amount of dividends OTP can pay to the Company by requiring an equity-to-total-capitalization ratio between 47.5% and 58.1% based on OTP’s capital structure requirements as of December 31, 2021. As of December 31, 2021, OTP’s equity-to-total-capitalization ratio including short-term debt was 52.5% and its net assets restricted from distribution totaled approximately $681.2 million. Under the current capital structure requirement as of December 31, 2021, total capitalization for OTP could not exceed $1.7 billion. The MPUC approved OTP’s most recent capital structure petition on January 26, 2022, allowing for an equity-to-total-capitalization ratio between 48.0% and 58.7%, with total capitalization not to exceed $1.7 billion.
15. Accumulated Other Comprehensive Income (Loss)
The Company's other comprehensive income consists of unamortized actuarial losses and prior service costs related to pension and other postretirement benefits and unrealized gains and losses on marketable securities classified as available-for-sale. The income tax expense or benefit associated with amounts reclassified from accumulated other comprehensive income (loss) and reflected in the consolidated statement of income are recognized in the same period as the amounts are reclassified.
The following table shows the changes in accumulated other comprehensive loss for the years ended December 31, 2021, 2020 and 2019:

(in thousands)	Pension and Other Postretirement Benefits		Net Unrealized Gain (Losses) on Available-for-Sale Securities		Total

Balance, December 31, 2018	$(4,059)		$(85)		$(4,144)
Other Comprehensive Income (Loss) Before Reclassifications, net of tax	418		116		534
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(2,056)	(1)	13	(2)	(2,043)
Total Other Comprehensive Income (Loss)	(1,638)		129		(1,509)
Stranded Tax Transfer	(794)		10		(784)
Balance, December 31, 2019	(6,491)		54		(6,437)
Other Comprehensive Income (Loss) Before Reclassifications, net of tax	418		145		563
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(2,643)	(1)	10	(2)	(2,633)
Total Other Comprehensive Income (Loss)	(2,225)		155		(2,070)
Balance, December 31, 2020	(8,716)		209		(8,507)
Other Comprehensive Income (Loss) Before Reclassifications, net of tax	1,638		(132)		1,506
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	541	(1)	(64)	(2)	477
Total Other Comprehensive Income (Loss)	2,179		(196)		1,983
Balance, December 31, 2021	$(6,537)		$13		$(6,524)
(1) Included in the computation of net periodic pension and other postretirement benefit costs. See Note 10 for further information.
(2) Included in other income (expense), net on the accompanying consolidated statements of income.
16. Share-Based Payments
Employee Stock Purchase Plan
The 1999 Employee Stock Purchase Plan authorizes the issuance of 1,400,000 common shares, allowing eligible employees to purchase our common shares through payroll withholding at a discount of up to 15% off the market price at the end of each six-month purchase period. Employee withholding amounts may not be less than $10 or more than $2,000 per month, subject to certain limitations, as described in the plan. A plan participant may cease making payroll deductions at any time. A participant may not purchase more than 2,000 shares in a given six month purchase period under the plan and may not purchase more than $25,000 (fair market value) of common shares under the plan and all other purchase plans (if any) in a calendar year. A participant may withdraw from the plan at any time and elect to receive the balance of their contributions to the plan that have not yet been used to purchase shares in cash. Shares purchased under the plan are automatically enrolled in the Company's dividend reinvestment plan. Shares purchased under the plan may not be assigned, transferred, pledged, or otherwise disposed, except for certain situations allowed by the plan, such as upon death, for a period of 18 months after purchase. For purchase periods between January 1, 2018 and June 30, 2019, the purchase price was 100% of the market price at the end of each six-month purchase period. For purchase periods beginning after June 30, 2019, the purchase price is 85% of the market price at the end of each six-month purchase period. At our discretion, shares purchased under the plan can be either new issue shares or shares purchased in the open market. The plan shall automatically terminate when all of the shares authorized under the plan have been issued.

We recognize the 15% discount to the fair market value of the purchased shares as stock-based compensation expense, which amounted to $0.2 million, $0.2 million and $0.1 million for the years ended December 31, 2021, 2020, and 2019. For the years ended December 31, 2021, 2020, and 2019 the amount of shares issued under the plan amounted to 27,975, 31,661 and 17,104 shares. As of December 31, 2021, there was 290,127 shares available for purchase under the plan.
Share-Based Compensation Plan
The 2014 Stock Incentive Plan, which was approved by our shareholders in April 2014, authorizes the issuance of 1,900,000 common shares for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock and stock-based awards. As of December 31, 2021, 722,200 shares were available for issuance under the plan. The plan terminates on December 31, 2023.
We grant restricted stock awards to our employees and members of our Board of Directors and stock performance awards to our executive officers and certain other key employees as part of our long-term compensation and retention program. Stock-based compensation cost, recognized within operating expenses in the consolidated statements of income, amounted to $6.7 million, $6.1 million and $5.9 million for the years ended December 31, 2021, 2020 and 2019. The related income tax benefit recognized for these periods amounted to $1.8 million, $2.1 million and $2.3 million.
Restricted Stock Awards. Restricted stock awards are granted to employees and members of the Company's Board of Directors. The awards vest, depending on award recipient, either ratably over a period of three to four years or cliff vest after four years. Vesting is accelerated in certain circumstances, including upon retirement. Awards granted to members of the Board of Directors are issued and outstanding upon grant and carry the same voting and dividend rights of unrestricted outstanding common stock. Awards granted to executive officers and other key employees are eligible to receive dividend equivalent payments during the vesting period, subject to forfeiture under the terms of the agreement, but such awards are not issued or outstanding upon grant and do not provide for voting rights.
The grant date fair value of each restricted stock award is determined based on the market price of the Company's common stock on the date of grant adjusted to exclude the value of dividends for those awards that do not receive dividend or dividend equivalent payments during the vesting period.
The following is a summary of restricted stock award activity for the year ended December 31, 2021:

	Shares	Weighted Average Grant-Date Fair Value

Nonvested, Beginning of Year	128,664	$44.30
Granted	59,150	43.55
Vested	(47,646)	42.98
Forfeited	(2,075)	40.95
Nonvested, End of Year	138,093	$44.48
The weighted-average grant date fair value of granted awards was $43.55, $45.97 and $48.18 during the years ended December 31, 2021, 2020 and 2019. The fair value of vested awards was $2.1 million, $2.8 million and $2.4 million during the years ended December 31, 2021, 2020 and 2019. As of December 31, 2021, there was $2.4 million of unrecognized compensation costs for non-vested restricted stock awards to be recognized over a weighted-average period of 1.83 years.
Stock Performance Awards. Stock performance awards are granted to executive officers and certain other key employees. The awards vest at the end of a three-year performance period. The number of common shares awarded, if any, at the end of the performance period ranges from zero to 150% of the target amount based on two performance measures: i) total shareholder return relative to a peer group and ii) return on equity. The awards have no voting or dividend rights during the vesting period. Vesting of the awards is accelerated in certain circumstances, including upon retirement. The amount of common shares awarded on an accelerated vesting is based either on actual performance at the end of the performance period or the amount of common shares earned at target.
The grant date fair value of stock performance awards granted during the years ended December 31, 2021, 2020 and 2019 was determined using a Monte Carlo fair value simulation model incorporating the following assumptions:

	2021	2020	2019

Risk-free interest rate	0.18%	1.42%	2.52%
Expected term (in years)	3.00	3.00	3.00
Expected volatility	32.00%	19.00%	21.00%
Dividend yield	3.60%	2.80%	3.00%

The risk-free interest rate was derived from yields on U.S. government bonds of a similar term. The expected term of the award is equal to the three-year performance period. Expected volatility was estimated based on actual historical volatility of our common stock over a three- or five-year period. Dividend yield was estimated based on historic and future yield estimates.

The following is a summary of stock performance award activity for the year ended December 31, 2021 (share amounts reflect awards at target):

	Shares	Weighted Average Grant-Date Fair Value

Nonvested, Beginning of Year	164,600	$42.32
Granted	79,000	38.34
Vested	(54,000)	35.73
Forfeited	—	—
Nonvested, End of Year	189,600	$42.54
The weighted-average grant date fair value of granted awards was $38.34, $47.79 and $42.87 during the years ended December 31, 2021, 2020 and 2019. The fair value of vested awards was $2.5 million, $3.4 million and $6.1 million during the years ended December 31, 2021, 2020 and 2019. As of December 31, 2021, there was $0.4 million of unrecognized compensation costs of non-vested stock performance awards to be recognized over a weighted-average period of 1.19 years.
17. Earnings Per Share
The numerator used in the calculation of both basic and diluted earnings per share is net income. The denominator used in the calculation of basic earnings per share is the weighted average number of shares outstanding during the period. The denominator used in the calculation of diluted earnings per share is derived by adjusting basic shares outstanding for the dilutive effect of potential shares outstanding, which consist of time and performance based stock awards and employee stock purchase plan shares.
The following includes the computation of the denominator for basic and diluted weighted-average shares outstanding for the years ended December 31, 2021, 2020 and 2019:

(in thousands)	2021	2020	2019

Weighted Average Common Shares Outstanding – Basic	41,491	40,710	39,721
Effect of Dilutive Securities:
Stock Performance Awards	226	116	147
Restricted Stock Awards	87	63	81
Employee Stock Purchase Plan Shares and Other	14	16	5
Dilutive Effect of Potential Common Shares	327	195	233
Weighted Average Common Shares Outstanding – Diluted	41,818	40,905	39,954
The amount of shares excluded from diluted weighted-average common shares outstanding because such shares were anti-dilutive was not material for the years ended December 31, 2021, 2020 and 2019.
18. Derivative Instruments
OTP enters into derivative instruments to manage its exposure to future commodity price variability and reduce volatility in prices for our retail electric customers. These derivative instruments are not designated as qualifying hedging transactions but provide for an economic hedge against future price variability. The instruments are recorded at fair value on the consolidated balance sheets, with changes in fair value recorded in the consolidated statements of income. However, in accordance with rate-making and cost recovery processes, we recognize a regulatory asset or liability to defer losses or gains from derivative activity until settlement of the associated derivative instrument.
As of December 31, 2021, OTP had outstanding pay-fixed, receive-variable swap agreements with an aggregate notional amount of 263,400 megawatt-hours of electricity, and various settlement dates throughout 2022. As of December 31, 2021, the aggregate fair value of these contracts was $6.2 million, which is included in other current assets on the consolidated balance sheets. During the year ended December 31, 2021, contracts matured and were settled in an aggregate amount of $3.1 million.

19. Fair Value Measurements
The following tables present our assets measured at fair value on a recurring basis as of December 31, 2021 and 2020 classified by the input method used to measure fair value:

	Level 1	Level 2	Level 3

December 31, 2021
Investments:
Money Market Funds	$949	$—	$—
Mutual Funds	5,432	—	—
Corporate Debt Securities	—	1,333	—
Government-Backed and Government-Sponsored Enterprises’ Debt Securities	—	7,869	—
Derivative Instruments	—	6,214	—
Total Assets	$6,381	$15,416	$—
December 31, 2020
Investments:
Money Market Funds	$4,075	$—	$—
Mutual Funds	1,662	—	—
Corporate Debt Securities	—	2,627	—
Government-Backed and Government-Sponsored Enterprises’ Debt Securities	—	6,633	—
Total Assets	$5,737	$9,260	$—
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
In addition to assets recorded at fair value on a recurring basis, we also hold financial instruments that are not recorded at fair value in the consolidated balance sheets but for which disclosure of the fair value of these financial instruments is provided. The following reflects the carrying value and estimated fair value of these assets and liabilities as of December 31, 2021 and 2020:

	December 31, 2021		December 31, 2020
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Assets:
Cash and Cash Equivalents	$1,537	$1,537	$1,163	$1,163
Total	1,537	1,537	1,163	1,163
Liabilities:
Short-Term Debt	91,163	91,163	80,997	80,997
Long-Term Debt	763,997	878,272	764,519	858,455
Total	$855,160	$969,435	$845,516	$939,452

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:
Cash Equivalents: The carrying amount approximates fair value because of the short-term maturity of these instruments.
Short-Term Debt: The carrying amount approximates fair value because the debt obligations are short-term in nature and balances outstanding are subject to variable rates of interest which reset frequently, a Level 2 fair value input.
Long-Term Debt: The fair value of long-term debt is estimated based on current market indications for borrowings of similar maturities with similar terms, a Level 2 fair value input.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosures Controls and Procedures. Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) as of December 31, 2021, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2021.
Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the fourth quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Management has completed its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013) to conduct the required assessment of the effectiveness of the Company’s internal control over financial reporting. Based on this assessment, management concluded that, as of December 31, 2021, the Company’s internal control over financial reporting was effective based on those criteria. The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has audited the Company’s consolidated financial statements included in this report on Form 10-K and issued an attestation report on the Company’s internal control over financial reporting.
Attestation Report of Independent Registered Public Accounting Firm. The attestation report of Deloitte & Touche LLP, the Company’s independent registered public accounting firm, regarding the Company’s internal control over financial reporting is provided in Item 8 of this report on Form 10-K.

ITEM 9B.	OTHER INFORMATION
None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item regarding Directors is incorporated by reference to the information under “Election of Directors” in the Company's definitive Proxy Statement for the 2022 Annual Meeting. The information regarding executive officers and family relationships is set forth in Item 3A of this report on Form 10-K. The information required by this Item regarding the Company’s procedures for recommending nominees to the board of directors is incorporated by reference to the information under “Corporate Governance – Director Nomination Process” in the Company’s definitive Proxy Statement for the 2022 Annual Meeting. The information required by this Item regarding the Audit Committee and the Company’s Audit Committee financial experts is incorporated by reference to the information under “Committees of the Board of Directors – Audit Committee” in the Company’s definitive Proxy Statement for the 2022 Annual Meeting.
The Company has adopted a code of business ethics that applies to all of its directors, officers (including its principal executive officer, principal financial officer, and its principal accounting officer or controller or person performing similar functions) and employees. The Company’s code of business ethics is available on its website at www.ottertail.com. The Company intends to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of its code of business ethics by posting such information on its website at the address specified above. Information on the Company’s website is not deemed to be incorporated by reference into this report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference to the information under “Compensation Discussion and Analysis,” “Report of Compensation and Human Capital Management Committee,” “Executive Compensation,” “Pay Ratio Disclosure” and “Director Compensation” in the Company's definitive Proxy Statement for the 2022 Annual Meeting.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item regarding security ownership is incorporated by reference to the information under “Security Ownership of Certain Beneficial Owners” in the Company’s definitive Proxy Statement for the 2022 Annual Meeting.
EQUITY COMPENSATION PLAN INFORMATION
The following table sets forth information as of December 31, 2021 about the Company’s common stock that may be issued under all its equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)		(b)	(c)

Equity compensation plans approved by security holders:
2014 Stock Incentive Plan	387,313	(1)	$0.00	722,200	(2)
1999 Employee Stock Purchase Plan	—		N/A	290,127	(3)
Equity compensation plans not approved by security holders	—		—	—
Total	387,313		—	1,012,327
(1)Includes 118,500, 82,500 and 83,400 performance-based share awards, assuming a maximum payout, granted in 2021, 2020 and 2019, respectively, 102,265 restricted stock units outstanding as of December 31, 2021, and 648 stock units outstanding as part of the director deferred compensation program and excludes 35,828 shares of restricted stock issued to members of the board of directors.
(2)The 2014 Stock Incentive Plan provides for the issuance of any shares available under the plan in the form of restricted stock, restricted stock units, performance awards and other types of stock-based awards, in addition to the granting of options, warrants or stock appreciation rights.
(3)Shares to be issued based on employee’s election to participate in the plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference to the information under “Policy and Procedures Regarding Transactions with Related Persons,” “Election of Directors” and “Committees of the Board of Directors” in the Company’s definitive Proxy Statement for the 2022 Annual Meeting.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated by reference to the information under “Ratification of Independent Registered Public Accounting Firm – Fees” and “Ratification of Independent Registered Public Accounting Firm – Pre-Approval of Audit/Non-Audit Services Policy” in the Company’s definitive Proxy Statement for the 2022 Annual Meeting.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
1. Financial Statements
2. Financial Statement Schedules
Schedule I - Condensed Financial Information of Registrant
Schedule II - Valuation and Qualifying Accounts and Reserves

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
OTTER TAIL CORPORATION (PARENT COMPANY)
CONDENSED BALANCE SHEETS

	December 31,
(in thousands)	2021	2020

Assets
Current Assets
Cash and Cash Equivalents	$3	$—
Accounts Receivable	25	148
Accounts Receivable from Subsidiaries	2,817	2,734
Interest Receivable from Subsidiaries	117	117
Notes Receivable from Subsidiaries	6,767	—
Other	1,410	1,063
Total Current Assets	11,139	4,062
Investments in Subsidiaries	1,184,564	1,061,009
Notes Receivable from Subsidiaries	78,900	79,069
Deferred Income Taxes	29,619	28,793
Other Assets	44,749	40,848
Total Assets	$1,348,971	$1,213,781

Liabilities and Stockholders' Equity
Current Liabilities
Short-Term Debt	$22,637	$65,166
Current Maturities of Long-Term Debt	—	169
Accounts Payable to Subsidiaries	181	7
Notes Payable to Subsidiaries	190,204	134,352
Other	14,526	12,931
Total Current Liabilities	227,548	212,625
Other Noncurrent Liabilities	50,900	50,495
Commitments and Contingencies
Capitalization
Long-Term Debt, Net of Current Maturities	79,746	79,695
Common Stockholders' Equity	990,777	870,966
Total Capitalization	1,070,523	950,661
Total Liabilities and Stockholders' Equity	$1,348,971	$1,213,781
See accompanying notes to condensed financial statements.

OTTER TAIL CORPORATION (PARENT COMPANY)
CONDENSED STATEMENTS OF INCOME

	Years Ended December 31,
(in thousands)	2021	2020	2019

Income
Equity Income in Earnings of Subsidiaries	$188,375	$106,379	$93,731
Interest Income from Subsidiaries	2,826	2,859	3,063
Other Income	1,290	1,317	1,566
Total Income	192,491	110,555	98,360
Expense
Operating Expenses	14,825	14,007	10,529
Interest Charges	4,727	4,599	4,863
Interest Charges from Subsidiaries	3	136	306
Nonservice Cost Components of Postretirement Benefits	1,097	1,150	1,297
Total Expense	20,652	19,892	16,995
Income Before Income Taxes	171,839	90,663	81,365
Income Tax Benefit	4,930	5,188	5,482
Net Income	$176,769	$95,851	$86,847
See accompanying notes to condensed financial statements.

OTTER TAIL CORPORATION (PARENT COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in thousands)	2021	2020	2019

Cash Flows from Operating Activities
Net Cash Provided by Operating Activities	$60,695	$54,027	$52,263
Cash Flows from Investing Activities
Investment in Subsidiaries	—	(150,000)	(34,990)
Debt Repaid by Subsidiaries	169	182	1,338
Cash Used in Investing Activities	(884)	(2,419)	(257)
Net Cash Used in Investing Activities	(715)	(152,237)	(33,909)
Cash Flows from Financing Activities
Net (Repayments) Borrowings on Short-Term Debt	(42,529)	59,166	(3,215)
Borrowings from Subsidiaries	49,085	44,741	28,985
Proceeds from Issuance of Common Stock	696	52,432	20,338
Payments for Shares Withheld for Employee Tax Obligations	(1,507)	(2,069)	(2,730)
Payments for Retirement of Long-Term Debt	(169)	(182)	(172)
Dividends Paid	(64,864)	(60,314)	(55,723)
Other, net	(689)	(523)	(878)
Net Cash Used in (Provided by) Financing Activities	(59,977)	93,251	(13,395)
Net Change in Cash and Cash Equivalents	3	(4,959)	4,959
Cash and Cash Equivalents at Beginning of Period	—	4,959	—
Cash and Cash Equivalents at End of Period	$3	$—	$4,959

See accompanying notes to condensed financial statements.

OTTER TAIL CORPORATION (PARENT COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Incorporated by Reference
OTC’s consolidated statements of comprehensive income and common shareholders’ equity in Part II, Item 8 are incorporated by reference.
Basis of Presentation
The condensed financial information of OTC is presented to comply with Rule 12-04 of Regulation S-X. The unconsolidated condensed financial statements do not reflect all of the information and notes normally included with financial statements prepared in accordance with GAAP. Therefore, these condensed financial statements should be read with the consolidated financial statements and related notes included in this report on Form 10-K.
OTC’s investments in subsidiaries are presented under the equity method of accounting. Under this method, the assets and liabilities of subsidiaries are not consolidated. The investments in net assets of the subsidiaries are recorded in the balance sheets. The income from operations of the subsidiaries is reported on a net basis as equity income in earnings of subsidiaries.
Related Party Transactions
Outstanding receivables from and payables to our subsidiaries as of December 31, 2021 and 2020 are as follows:

(in thousands)	Accounts Receivable	Interest Receivable	Current Notes Receivable	Long-Term Notes Receivable	Accounts Payable	Current Notes Payable

December 31, 2021
Otter Tail Power Company	$2,503	$—	$—	$—	$7	$—
Northern Pipe Products, Inc.	—	7	—	5,000	4	32,057
Vinyltech Corporation	13	18	—	11,500	—	34,881
BTD Manufacturing, Inc.	—	77	6,767	52,000	170	—
T.O. Plastics, Inc.	20	15	—	10,400	—	5,995
Varistar Corporation	—	—	—	—	—	117,271
Otter Tail Assurance Limited	281	—	—	—	—	—
	$2,817	$117	$6,767	$78,900	$181	$190,204
December 31, 2020
Otter Tail Power Company	$2,698	$—	$—	$—	$7	$—
Northern Pipe Products, Inc.	—	8	—	5,169	—	9,103
Vinyltech Corporation	—	17	—	11,500	—	18,004
BTD Manufacturing, Inc.	—	77	—	52,000	—	30,344
T.O. Plastics, Inc.	—	15	—	10,400	—	3,101
Varistar Corporation	—	—	—	—	—	73,800
Otter Tail Assurance Limited	36	—	—	—	—	—
	$2,734	$117	$—	$79,069	$7	$134,352
Dividends
Dividends paid to OTC (the Parent) from its subsidiaries were as follows:

(in thousands)	2021	2020	2019

Cash Dividends Paid to Parent by Subsidiaries	$64,790	$55,614	$55,660

See OTC’s notes to consolidated financial statements in Part II, Item 8 for other disclosures.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
OTTER TAIL CORPORATION
Below is a summary of activity within valuation and qualifying accounts for the years ended December 31, 2021, 2020 and 2019:

(in thousands)	Balance, January 1	Charged to Cost and Expenses	Deductions [1,2]	Balance, December 31

Allowance for Credit Losses
2021	$3,215	$93	$(1,472)	$1,836
2020	1,339	3,138	(1,262)	3,215
2019	1,407	986	(1,054)	1,339
Deferred Tax Asset Valuation Allowance
2021	$800	$—	$(800)	—
2020	800	—	—	800
2019	600	200	—	800

[1]Amounts under Allowance for Credit Losses reflect deductions to the allowance for amounts written-off, net of recoveries.
[2]Amounts under Deferred Tax Asset Valuation Allowance reflect a release of a valuation allowance based on current expectations of the realizability of the associated deferred tax asset.

3. Exhibits
The following Exhibits are filed as part of, or incorporated by reference into, this report.

No.	Description
3.1	Third Restated Articles of Incorporation, dated April 12, 2021.
3.2	Restated Bylaws, dated April 12, 2021.
4.1	Description of Securities
10.1.0	Note Purchase Agreement, dated as of August 20, 2007, between Otter Tail Power Company and the Purchasers named therein.
10.1.1	First Amendment, dated as of December 14, 2007, to Note Purchase Agreement, dated as of August 20, 2007, between Otter Tail Power Company and the Purchasers named therein.
10.1.2	Second Amendment, dated as of September 11, 2008, to Note Purchase Agreement, dated as of August 20, 2007, between Otter Tail Power Company and the Purchasers named therein.
10.1.3	Third Amendment, dated as of June 26, 2009, to Note Purchase Agreement dated as of August 20, 2007, between Otter Tail Power Company and the Purchasers named therein.
10.2	Note Purchase Agreement dated as of August 14, 2013 between Otter Tail Power Company and the Purchasers named therein.
10.3	Note Purchase Agreement dated as of September 23, 2016 between Otter Tail Corporation and the Purchasers named therein.
10.4	Note Purchase Agreement dated as of November 14, 2017 between Otter Tail Power Company and the Purchasers named therein.
10.5	Note Purchase Agreement dated as of September 12, 2019 between Otter Tail Power Company and the Purchasers named therein.
10.6	Note Purchase Agreement dated as of June 10, 2021 between Otter Tail Power Company and the Purchasers named therein.
10.7
Fourth Amended and Restated Credit Agreement, dated as of September 30, 2021, by and between Otter Tail Corporation, as Borrower, and the banks named therein, with U.S. Bank National Association, as Administrative Agent.

10.8
Third Amended and Restated Credit Agreement, dated as of September 30, 2021, by and between Otter Tail Power Company, as Borrower, and the banks named therein, with U.S. Bank Nation Association, as Administration Agent.

10.9.0	Agreement for Sharing Ownership of Generating Plant by and between the Company, Montana-Dakota Utilities Co., and Northwestern Public Service Company (dated as of January 7, 1970). Previously filed as Exhibit 10-F in Form 10-K for the year ended December 31, 1989.
10.9.1	Letter of Intent for purchase of share of Big Stone Plant from Northwestern Public Service Company (dated as of May 8, 1984). Previously filed as Exhibit 10-F-1 in Form 10-K for the year ended December 31, 1989.
10.9.2	Supplemental Agreement No. 1 to Agreement for Sharing Ownership of Big Stone Plant (dated as of July 1, 1983). Previously filed as Exhibit 10-F-2 in Form 10-K for the year ended December 31, 1991.
10.9.3	Supplemental Agreement No. 2 to Agreement for Sharing Ownership of Big Stone Plant (dated as of March 1, 1985). Previously filed as Exhibit 10-F-3 in Form 10-K for the year ended December 31, 1991.
10.9.4	Supplemental Agreement No. 3 to Agreement for Sharing Ownership of Big Stone Plant (dated as of March 31, 1986). Previously filed as Exhibit 10-F-4 in Form 10-K for the year ended December 31, 1991.
10.9.5	Supplemental Agreement No. 4 to Agreement for Sharing Ownership of Big Stone Plant (dated as of April 24, 2003).
10.9.6	Amendment I to Letter of Intent dated May 8, 1984, for purchase of share of Big Stone Plant. Previously filed as Exhibit 10-F-5 in Form 10-K for the year ended December 31, 1992.
10.10
Big Stone South–Ellendale Project Ownership Agreement dated as of June 12, 2015 between Otter Tail Power Company, a wholly owned subsidiary of Otter Tail Corporation, and Montana-Dakota Utilities Co., a division of MDU Resources Group, Inc.**

10.11.0	Agreement for Sharing Ownership of Coyote Station Generating Unit No. 1 by and between the Company, Minnkota Power Cooperative, Inc., Montana-Dakota Utilities Co., Northwestern Public Service Company and Minnesota Power & Light Company (dated as of July 1, 1977). Previously filed as Exhibit 5-H in filing 2-61043.
10.11.1	Supplemental Agreement No. One, dated as of November 30, 1978, to Agreement for Sharing Ownership of Coyote Generating Unit No. 1. Previously filed as Exhibit 10-H-1 in Form 10-K for the year ended December 31, 1989.
10.11.2	Supplemental Agreement No. Two, dated as of March 1, 1981, to Agreement for Sharing Ownership of Coyote Generating Unit No. 1 and Amendment No. 2 dated March 1, 1981, to Coyote Plant Coal Agreement. Previously filed as Exhibit 10-H-2 in Form 10-K for the year ended December 31, 1989.
10.11.3	Amendment, dated as of July 29, 1983, to Agreement for Sharing Ownership of Coyote Generating Unit No. 1. Previously filed as Exhibit 10-H-3 in Form 10-K for the year ended December 31, 1989.
10.11.4	Agreement, dated as of September 5, 1985, containing Amendment No. 3 to Agreement for Sharing Ownership of Coyote Generating Unit No. 1, dated as of July 1, 1977, and Amendment No. 5 to Coyote Plant Coal Agreement, dated as of January 1, 1978. Previously filed as Exhibit 10-H-4 in Form 10-K for the year ended December 31, 1992.
10.11.5	Amendment, dated as of June 14, 2001, to Agreement for Sharing Ownership of Coyote Generating Unit No. 1.
10.11.6	Amendment, dated as of April 24, 2003, to Agreement for Sharing Ownership of Coyote Generating Unit No. 1.
10.12.0
Lignite Sales Agreement between Coyote Creek Mining Company, L.L.C. and Otter Tail Power Company, Northern Municipal Power Agency, Montana-Dakota Utilities Co., Northwestern Corporation, dated as of October 10, 2012.**

10.12.1
First Amendment to Lignite Sales Agreement dated as of January 30, 2014 among Otter Tail Power Company, Northern Municipal Power Agency, Montana-Dakota Utilities Co., a division of MDU Resources Group, Inc., NorthWestern Corporation and Coyote Creek Mining Company, L.L.C.

10.12.2
Second Amendment to Lignite Sales Agreement dated as of March 16, 2015 among Otter Tail Power Company, Northern Municipal Power Agency, Montana-Dakota Utilities Co., a division of MDU Resources Group, Inc., NorthWestern Corporation and Coyote Creek Mining Company, L.L.C.

10.13	Wind Energy Purchase Agreement dated May 9, 2013 between Otter Tail Power Company and Ashtabula Wind III, LLC.**

No.	Description
10.14.0	Deferred Compensation Plan for Directors (2003 Restatement).*
10.14.1	First Amendment of Deferred Compensation Plan for Directors (2003 Restatement), as Amended.*
10.14.2	Second Amendment of Deferred Compensation Plan for Directors (2003 Restatement), as Amended.*
10.15	Executive Survivor and Supplemental Retirement Plan (2020 Restatement).*
10.16	Nonqualified Retirement Plan (2011 Restatement).*
10.17	1999 Employee Stock Purchase Plan, As Amended (2016).
10.18	1999 Stock Incentive Plan, As Amended (2006).*
10.19	2014 Executive Annual Incentive Plan.*
10.20	Otter Tail Corporation 2014 Stock Incentive Plan.*
10.21	Summary of Non-Employee Director Compensation (2016).*
10.21	Form of 2015 Restricted Stock Unit Award Agreement (Executives).*
10.22	Form of 2015 Restricted Stock Unit Award Agreement (Legacy).*
10.23	Form of 2015 Restricted Stock Award Agreement for Directors.*
10.24	Otter Tail Corporation Executive Restoration Plus Plan, 2020 Restatement.*
10.25	Summary of Non-Employee Director Compensation (2018).*
10.26	Form of 2018 Performance Award Agreement (Executives).*
10.27	Form of 2018 Performance Award Agreement (Legacy).*
10.28	Form of 2018 Restricted Stock Award Agreement for Directors.*
10.29	Summary of Non-Employee Director Compensation (2019).*
10.30	Executive Employment Agreement, Kevin Moug, as Amended [effective January 1, 2013].*
10.31	Change in Control Severance Agreement, Kevin G. Moug, dated July 1, 2009.*
10.32	Change in Control Severance Agreement, Chuck MacFarlane, dated February 24, 2012.*
10.33	Change in Control Severance Agreement, Timothy Rogelstad, dated April 14, 2014.*
10.34	Change in Control Severance Agreement, Paul Knutson, dated December 17, 2012.*
10.35	Change in Control Severance Agreement, John Abbott, dated April 13, 2015.*
10.36	Change in Control Severance Agreement, Jennifer Smestad, dated January 1, 2018.*
10.37	Otter Tail Corporation Executive Severance Plan (2015).*
21	Subsidiaries of Registrant.
23	Consent of Deloitte & Touche LLP.
24	Power of Attorney.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Dated: February 16, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:
Signature and Title

Charles S. MacFarlane	)
President and Chief Executive Officer	)
(principal executive officer) and Director	)
)
Kevin G. Moug	)
Chief Financial Officer and Senior Vice President	)
(principal financial and accounting officer))
	)	By	/s/ Charles S. MacFarlane
Nathan I. Partain	)		Charles S. MacFarlane
Chairman of the Board and Director	)		Pro Se and Attorney-in-Fact
	)		Dated: February 16, 2022
Karen M. Bohn, Director	)
)
John D. Erickson, Director	)
)
Steven L. Fritze, Director	)
)
Kathryn O. Johnson, Director	)
)
Timothy J. O’Keefe, Director	)
)
James B. Stake, Director	)
)
Thomas J. Webb, Director	)
)
Michael E. LeBeau, Director	)