Form 10-Q
period 2022-03-31
Otter Tail Corp
filed 2022-05-04
CIK 1466593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2022 or
☐    Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
41,630,655 Common Shares ($5 par value) as of April 27, 2022.

DEFINITIONS
The following abbreviations or acronyms are used in the text.

AFUDC	Allowance for Funds Used During Construction	MISO	Midcontinent Independent System Operator, Inc.
ARP	Alternative Revenue Program	MPUC	Minnesota Public Utilities Commission
BTD	BTD Manufacturing, Inc.	OTC	Otter Tail Corporation
CIP	Conservation Improvement Program	OTP	Otter Tail Power Company
EPA	Environmental Protection Agency	PTCs	Production tax credits
ESSRP	Executive Survivor and Supplemental Retirement Plan	PVC	Polyvinyl chloride
FERC	Federal Energy Regulatory Commission	RHR	Regional Haze Rule
GCR	Generation Cost Recovery Rider	ROE	Return on equity
ISO	Independent System Operator	RRR	Renewable Resource Rider
IRP	Integrated Resource Plan	SEC	Securities and Exchange Commission
kwh	kilowatt-hour	T.O. Plastics	T.O. Plastics, Inc.
Merricourt	Merricourt Wind Energy Center	TCR	Transmission Cost Recovery Rider

FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the Act). When used in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission (SEC), in the Company’s press releases and in oral statements, words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” "future," "goal," “intend,” "likely," “may,” “outlook,” “plan,” “possible,” “potential,” "probable," "projected," “should,” "target," “will,” “would” or similar expressions are intended to identify forward-looking statements within the meaning of the Act. Such statements are based on current expectations and assumptions and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. The Company’s risks and uncertainties include, among other things, uncertainty of the impact and duration of the COVID-19 pandemic, uncertainty of future investments and capital expenditures, rate base levels and rate base growth, long-term investment risk, seasonal weather patterns and extreme weather events, counterparty credit risk, future business volumes with key customers, reductions in our credit ratings, our ability to access capital markets on favorable terms, assumptions and costs relating to funding our employee benefit plans, our subsidiaries’ ability to make dividend payments, cyber security threats or data breaches, the impact of government legislation and regulation including foreign trade policy and environmental laws and regulations, the impact of climate change including compliance with legislative and regulatory changes to address climate change, operational and economic risks associated with our electric generating and manufacturing facilities, risks associated with energy markets, the availability and pricing of resource materials, attracting and maintaining a qualified and stable workforce, expectations regarding regulatory proceedings, and changing macroeconomic and industry conditions. These and other risks and uncertainties are more fully described in our filings with the SEC, including our most recently filed Annual Report on Form 10-K. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information.
PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

OTTER TAIL CORPORATION
CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share data)	March 31, 2022	December 31, 2021

Assets
Current Assets
Cash and Cash Equivalents	$1,371	$1,537
Receivables, net of allowance for credit losses	218,896	174,953
Inventories	145,857	148,490
Regulatory Assets	21,770	27,342
Other Current Assets	14,497	17,032
Total Current Assets	402,391	369,354
Noncurrent Assets
Investments	57,893	56,690
Property, Plant and Equipment, net of accumulated depreciation	2,128,344	2,124,605
Regulatory Assets	124,413	125,508
Intangible Assets, net of accumulated amortization	8,768	9,044
Goodwill	37,572	37,572
Other Noncurrent Assets	32,360	32,057
Total Noncurrent Assets	2,389,350	2,385,476
Total Assets	$2,791,741	$2,754,830

Liabilities and Shareholders' Equity
Current Liabilities
Short-Term Debt	$97,770	$91,163
Current Maturities of Long-Term Debt	29,990	29,983
Accounts Payable	119,022	135,089
Accrued Salaries and Wages	19,846	31,704
Accrued Taxes	21,879	19,245
Regulatory Liabilities	27,211	24,844
Other Current Liabilities	57,437	55,671
Total Current Liabilities	373,155	387,699
Noncurrent Liabilities
Pension Benefit Liability	53,153	73,973
Other Postretirement Benefits Liability	66,383	66,481
Regulatory Liabilities	233,989	234,430
Deferred Income Taxes	203,877	188,268
Deferred Tax Credits	16,475	16,661
Other Noncurrent Liabilities	63,497	62,527
Total Noncurrent Liabilities	637,374	642,340
Commitments and Contingencies (Note 9)
Capitalization
Long-Term Debt, net of current maturities	734,074	734,014
Shareholders' Equity
Common Shares: 50,000,000 shares authorized, $5 par value; 41,605,884 and 41,551,524 outstanding at March 31, 2022 and December 31, 2021	208,029	207,758
Additional Paid-In Capital	421,449	419,760
Retained Earnings	424,605	369,783
Accumulated Other Comprehensive Loss	(6,945)	(6,524)
Total Shareholders' Equity	1,047,138	990,777
Total Capitalization	1,781,212	1,724,791
Total Liabilities and Shareholders' Equity	$2,791,741	$2,754,830
See accompanying notes to consolidated financial statements.

OTTER TAIL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended March 31,
(in thousands, except per-share amounts)	2022	2021

Operating Revenues
Electric	$130,416	$123,699
Product Sales	244,488	138,011
Total Operating Revenues	374,904	261,710
Operating Expenses
Electric Production Fuel	14,853	14,714
Electric Purchased Power	20,529	19,260
Electric Operating and Maintenance Expenses	44,278	41,421
Cost of Products Sold (excluding depreciation)	151,759	101,977
Other Nonelectric Expenses	17,206	13,693
Depreciation and Amortization	23,548	22,126
Electric Property Taxes	4,432	4,320
Total Operating Expenses	276,605	217,511
Operating Income	98,299	44,199
Other Income and Expense
Interest Charges	8,948	9,398
Nonservice Cost Components of Postretirement Benefits	(22)	383
Other Income (Expense), net	260	1,160
Income Before Income Taxes	89,633	35,578
Income Tax Expense	17,630	5,249
Net Income	$72,003	$30,329

Weighted-Average Common Shares Outstanding:
Basic	41,548	41,455
Diluted	41,871	41,700
Earnings Per Share:
Basic	$1.73	$0.73
Diluted	$1.72	$0.73
See accompanying notes to consolidated financial statements.

OTTER TAIL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended March 31,
(in thousands)	2022	2021

Net Income	$72,003	$30,329
Other Comprehensive (Loss) Income:
Unrealized (Loss) on Available-for-Sale Securities, net of tax benefit of $61 and $10	(231)	(35)
Pension and Other Postretirement Benefits, net of tax benefit (expense) of $67 and $(53)	(190)	150
Total Other Comprehensive (Loss) Income	$(421)	$115
Total Comprehensive Income	$71,582	$30,444
See accompanying notes to consolidated financial statements.

OTTER TAIL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)

(in thousands, except common shares outstanding)	Common Shares Outstanding	Par Value, Common Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity

Balance, December 31, 2021	41,551,524	$207,758	$419,760	$369,783	$(6,524)	$990,777
Stock Issued Under Share-Based Compensation Plans, net of shares withheld for employee taxes	54,360	271	(3,215)	—	—	(2,944)
Net Income	—	—	—	72,003	—	72,003
Other Comprehensive Loss	—	—	—	—	(421)	(421)
Stock Compensation Expense	—	—	4,904	—	—	4,904
Common Dividends ($0.4125 per share)	—	—	—	(17,181)	—	(17,181)
Balance, March 31, 2022	41,605,884	$208,029	$421,449	$424,605	$(6,945)	$1,047,138

Balance, December 31, 2020	41,469,879	$207,349	$414,246	$257,878	$(8,507)	$870,966
Stock Issued Under Share-Based Compensation Plans, net of shares withheld for employee taxes	40,576	203	(1,710)	—	—	(1,507)
Stock Issued Under Dividend Reinvestment and Stock Purchase Plans, net of expenses and repurchased shares	—	—	(25)	—	—	(25)
Net Income	—	—	—	30,329	—	30,329
Other Comprehensive Income	—	—	—	—	115	115
Stock Compensation Expense	—	—	4,197	—	—	4,197
Common Dividends ($0.39 per share)	—	—	—	(16,208)	—	(16,208)
Balance, March 31, 2021	41,510,455	$207,552	$416,708	$271,999	$(8,392)	$887,867
See accompanying notes to consolidated financial statements.

OTTER TAIL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended March 31,
(in thousands)	2022	2021

Operating Activities
Net Income	$72,003	$30,329
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	23,548	22,126
Deferred Tax Credits	(186)	(186)
Deferred Income Taxes	14,342	5,697
Discretionary Contribution to Pension Plan	(20,000)	(10,000)
Allowance for Equity Funds Used During Construction	(260)	(45)
Stock Compensation Expense	4,904	4,197
Other, Net	866	(1,407)
Changes in Operating Assets and Liabilities:
Receivables	(43,943)	(20,431)
Inventories	3,403	(261)
Regulatory Assets	4,468	703
Other Assets	3,729	(6,421)
Accounts Payable	(12,533)	2,245
Accrued and Other Liabilities	(7,859)	(8,890)
Regulatory Liabilities	2,812	(3,850)
Pension and Other Postretirement Benefits	122	1,464
Net Cash Provided by Operating Activities	45,416	15,270
Investing Activities
Capital Expenditures	(28,710)	(50,076)
Proceeds from Disposal of Noncurrent Assets	878	3,244
Cash Used for Investments and Other Assets	(3,617)	(2,188)
Net Cash Used in Investing Activities	(31,449)	(49,020)
Financing Activities
Net Borrowings on Short-Term Debt	6,608	53,854
Payments for Retirement of Long-Term Debt	—	(169)
Dividends Paid	(17,181)	(16,208)
Payments for Shares Withheld for Employee Tax Obligations	(2,942)	(1,507)
Other, net	(618)	(2,171)
Net Cash (Used in) Provided by Financing Activities	(14,133)	33,799
Net Change in Cash and Cash Equivalents	(166)	49
Cash and Cash Equivalents at Beginning of Period	1,537	1,163
Cash and Cash Equivalents at End of Period	$1,371	$1,212

Supplemental Disclosure of Noncash Investing Activities
Accrued Property, Plant and Equipment Additions	$9,165	$18,962
See accompanying notes to consolidated financial statements

OTTER TAIL CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
1. Summary of Significant Accounting Policies
Overview
Otter Tail Corporation (OTC) and its subsidiaries (collectively, the "Company", "us", "our" or "we") form a diverse, multi-platform business consisting of a vertically integrated, regulated utility with generation, transmission and distribution facilities complemented by manufacturing businesses providing metal fabrication for custom machine parts and metal components, manufacturing of extruded and thermoformed plastic products, and manufacturing of polyvinyl chloride (PVC) pipe products. We classify our business into three segments: Electric, Manufacturing and Plastics.
Basis of Presentation
The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the SEC for interim reporting. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles. In the opinion of management, we have included all adjustments, including normal recurring accruals, necessary for a fair presentation of the consolidated financial statements for the periods presented. The consolidated financial statements and condensed notes thereto should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
Because of the seasonality of our businesses and other factors, the earnings for the three months ended March 31, 2022 should not be taken as an indication of earnings for all or any part of the balance of the current year or as an indication of earnings for future years.
Use of Estimates
We use estimates based on the best information available in recording transactions and balances resulting from business operations. As better information becomes available or actual amounts are known, the recorded estimates are revised. Consequently, operating results can be affected by revisions to prior accounting estimates.
Reclassifications
Certain reclassifications of amounts previously reported have been made to the accompanying consolidated statements of shareholders' equity and consolidated statements of cash flows to maintain consistency and comparability between periods presented. The reclassifications had no impact on previously reported shareholders' equity, net cash provided by operating activities, net cash used in investing activities, net cash (used in) provided by financing activities, or cash and cash equivalents.
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
Information for each segment and our unallocated corporate costs for the three months ended March 31, 2022 and 2021 are as follows:

	Three Months Ended March 31,
(in thousands)	2022	2021

Operating Revenue
Electric	$130,416	$123,699
Manufacturing	104,957	75,825
Plastics	139,531	62,186
Total	$374,904	$261,710
Net Income (Loss)
Electric	$19,233	$17,587
Manufacturing	4,084	5,385
Plastics	50,846	9,147
Corporate	(2,160)	(1,790)
Total	$72,003	$30,329

The following provides the identifiable assets by segment and corporate assets as of March 31, 2022 and December 31, 2021:

(in thousands)	March 31, 2022	December 31, 2021

Identifiable Assets
Electric	$2,278,337	$2,283,776
Manufacturing	269,833	251,044
Plastics	184,865	162,565
Corporate	58,706	57,445
Total	$2,791,741	$2,754,830
3. Revenue
We present our operating revenues to external customers, in total and by amounts arising from contracts with customers and alternative revenue program (ARP) arrangements, disaggregated by revenue source and segment for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(in thousands)	2022	2021

Operating Revenues
Electric Segment
Retail: Residential	$40,561	$37,485
Retail: Commercial and Industrial	71,171	66,403
Retail: Other	1,907	1,818
Total Retail	113,639	105,706
Transmission	12,556	11,944
Wholesale	2,463	4,507
Other	1,758	1,542
Total Electric Segment	130,416	123,699
Manufacturing Segment
Metal Parts and Tooling	89,573	62,673
Plastic Products and Tooling	12,445	10,295
Scrap Metal Sales	2,939	2,857
Total Manufacturing Segment	104,957	75,825
Plastics Segment
PVC Pipe	139,531	62,186
Total Operating Revenue	374,904	261,710
Less: Non-contract Revenues Included Above
Electric Segment - ARP Revenues	(2,460)	(975)
Total Operating Revenues from Contracts with Customers	$377,364	$262,685
4. Select Balance Sheet Information
Receivables and Allowance for Credit Losses
Receivables as of March 31, 2022 and December 31, 2021 are as follows:

(in thousands)	March 31, 2022	December 31, 2021

Receivables
Trade	$192,315	$142,297
Other	8,139	10,591
Unbilled Receivables	20,229	23,901
Total Receivables	220,683	176,789
Less: Allowance for Credit Losses	(1,787)	(1,836)
Receivables, net of allowance for credit losses	$218,896	$174,953

The following is a summary of activity in the allowance for credit losses for the three months ended March 31, 2022 and 2021:

	March 31,	March 31,
(in thousands)	2022	2021

Beginning Balance, January 1	$1,836	$3,215
Additions Charged to Expense	210	211
Reductions for Amounts Written Off, Net of Recoveries	(259)	(443)
Ending Balance, March 31	$1,787	$2,983
Inventories
Inventories consist of the following as of March 31, 2022 and December 31, 2021:

(in thousands)	March 31, 2022	December 31, 2021

Finished Goods	$37,195	$39,903
Work in Process	33,962	35,705
Raw Material, Fuel and Supplies	74,700	72,882
Total Inventories	$145,857	$148,490
Investments
The following is a summary of our investments as of March 31, 2022 and December 31, 2021:

(in thousands)	March 31, 2022	December 31, 2021

Corporate-Owned Life Insurance Policies	$40,722	$41,078
Debt Securities	8,959	9,202
Money Market Funds	1,893	949
Mutual Funds	6,285	5,432
Other Investments	34	29
Total Investments	$57,893	$56,690
The amount of unrealized gains and losses on debt securities as of March 31, 2022 and December 31, 2021 was not material and no unrealized losses were deemed to be other-than-temporary. In addition, the amount of unrealized gains and losses on marketable equity securities still held as of March 31, 2022 and December 31, 2021 was not material.
Property, Plant and Equipment
Major classes of property, plant and equipment as of March 31, 2022 and December 31, 2021 include:

(in thousands)	March 31, 2022	December 31, 2021

Electric Plant
Electric Plant in Service	$2,776,778	$2,758,445
Construction Work in Progress	72,347	74,926
Total Gross Electric Plant	2,849,125	2,833,371
Less Accumulated Depreciation and Amortization	829,499	817,302
Net Electric Plant	2,019,626	2,016,069
Nonelectric Property, Plant and Equipment
Nonelectric Property, Plant and Equipment in Service	278,729	273,950
Construction Work in Progress	14,365	16,611
Total Gross Nonelectric Property, Plant and Equipment	293,094	290,561
Less Accumulated Depreciation and Amortization	184,376	182,025
Net Nonelectric Property, Plant and Equipment	108,718	108,536
Net Property, Plant and Equipment	$2,128,344	$2,124,605

5. Regulatory Matters
Regulatory Assets and Liabilities
The following presents our current and long-term regulatory assets and liabilities as of March 31, 2022 and December 31, 2021 and the period we expect to recover or refund such amounts:

	Period of	March 31, 2022		December 31, 2021
(in thousands)	Recovery/Refund	Current	Long-Term	Current	Long Term

Regulatory Assets
Pension and Other Postretirement Benefit Plans[1]	Various	$7,791	$113,663	$7,791	$114,961
Alternative Revenue Program Riders[2]	Up to 2 years	9,280	5,713	11,889	5,564
Asset Retirement Obligations[1]	Asset lives	—	1,098	—	742
ISO Cost Recovery Trackers[1]	Up to 2 years	220	950	—	1,342
Unrecovered Project Costs[1]	Up to 5 years	1,086	1,456	2,136	1,455
Deferred Rate Case Expenses[1]	Various	542	1,037	607	1,131
Debt Reacquisition Premiums[1]	Up to 11 years	68	234	100	240
Fuel Clause Adjustments[1]	Up to 1 year	2,767	—	4,819	—
Other[1]	Various	16	262	—	73
Total Regulatory Assets		$21,770	$124,413	$27,342	$125,508
Regulatory Liabilities
Deferred Income Taxes	Asset lives	$—	$128,042	$—	$129,437
Plant Removal Obligations	Asset lives	8,561	101,850	8,306	101,595
Fuel Clause Adjustments	Up to 1 year	5,386	—	1,554	—
Alternative Revenue Program Riders	Various	6,215	3,986	5,772	3,336
Pension and Other Postretirement Benefit Plans	Up to 1 year	2,603	—	2,603	—
Derivative Instruments	Various	4,179	—	6,214	—
Other	Various	267	111	395	62
Total Regulatory Liabilities		$27,211	$233,989	$24,844	$234,430

[1]Costs subject to recovery without a rate of return.
[2]Amount eligible for recovery includes an incentive or rate of return.
6. Short-Term and Long-Term Borrowings
The following is a summary of our outstanding short- and long-term borrowings by borrower, OTC or Otter Tail Power (OTP), as of March 31, 2022 and December 31, 2021:
Short-Term Debt
The following is a summary of our lines of credit as of March 31, 2022 and December 31, 2021:

		March 31, 2022			December 31, 2021
(in thousands)	Line Limit	Amount Outstanding	Letters of Credit	Amount Available	Amount Available

OTC Credit Agreement	$170,000	$43,281	$—	$126,719	$147,363
OTP Credit Agreement	170,000	54,489	7,844	107,667	88,315
Total	$340,000	$97,770	$7,844	$234,386	$235,678

Long-Term Debt
The following is a summary of outstanding long-term debt by borrower as of March 31, 2022 and December 31, 2021:

				(in thousands)
Entity	Debt Instrument	Rate	Maturity	March 31, 2022	December 31, 2021

OTC	Guaranteed Senior Notes	3.55%	12/15/26	$80,000	$80,000
OTP	Series 2007B Senior Unsecured Notes	6.15%	08/20/22	30,000	30,000
OTP	Series 2007C Senior Unsecured Notes	6.37%	08/02/27	42,000	42,000
OTP	Series 2013A Senior Unsecured Notes	4.68%	02/27/29	60,000	60,000
OTP	Series 2019A Senior Unsecured Notes	3.07%	10/10/29	10,000	10,000
OTP	Series 2020A Senior Unsecured Notes	3.22%	02/25/30	10,000	10,000
OTP	Series 2020B Senior Unsecured Notes	3.22%	08/20/30	40,000	40,000
OTP	Series 2021A Senior Unsecured Notes	2.74%	11/29/31	40,000	40,000
OTP	Series 2007D Senior Unsecured Notes	6.47%	08/20/37	50,000	50,000
OTP	Series 2019B Senior Unsecured Notes	3.52%	10/10/39	26,000	26,000
OTP	Series 2020C Senior Unsecured Notes	3.62%	02/25/40	10,000	10,000
OTP	Series 2013B Senior Unsecured Notes	5.47%	02/27/44	90,000	90,000
OTP	Series 2018A Senior Unsecured Notes	4.07%	02/07/48	100,000	100,000
OTP	Series 2019C Senior Unsecured Notes	3.82%	10/10/49	64,000	64,000
OTP	Series 2020D Senior Unsecured Notes	3.92%	02/25/50	15,000	15,000
OTP	Series 2021B Senior Unsecured Notes	3.69%	11/29/51	100,000	100,000
Total				$767,000	$767,000
Less:	Current Maturities, Net of Unamortized Debt Issuance Costs			29,990	29,983
	Unamortized Long-Term Debt Issuance Costs			2,936	3,003
Total Long-Term Debt, Net of Unamortized Debt Issuance Costs				$734,074	$734,014
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
Financial Covenants
Certain of OTC's and OTP's short- and long-term debt agreements require the borrower, whether OTC or OTP, to maintain certain financial covenants, including a maximum debt to total capitalization ratio of 0.60 to 1.00, a minimum interest and dividend coverage ratio of 1.50 to 1.00, and a maximum level of priority indebtedness. As of March 31, 2022, OTC and OTP were in compliance with these financial covenants.
7. Employee Postretirement Benefits
Pension Plan and Other Postretirement Benefits
The Company sponsors a noncontributory funded pension plan (the "Pension Plan"), an unfunded, nonqualified Executive Survivor and Supplemental Retirement Plan, both accounted for as defined benefit pension plans, and a postretirement healthcare plan accounted for as an other postretirement benefit plan.
The following table includes the components of net periodic benefit cost of our defined benefit pension plans and other postretirement benefits for the three months ended March 31, 2022 and 2021:

	Pension Benefits (Pension Plan)		Pension Benefits (ESSRP)		Postretirement Benefits
(in thousands)	2022	2021	2022	2021	2022	2021

Service Cost	$1,644	$1,866	$49	$47	$335	$430
Interest Cost	3,086	2,915	335	307	510	473
Expected Return on Assets	(5,921)	(5,590)	—	—	—	—
Amortization of Prior Service Cost	—	—	—	—	(1,433)	(1,433)
Amortization of Net Actuarial Loss	1,966	2,728	142	155	766	943
Net Periodic Benefit Cost	$775	$1,919	$526	$509	$178	$413
The following table includes the impact of regulation on the recognition of periodic benefit cost arising from pension and other postretirement benefits for the three months ended March 31, 2022 and 2021:

(in thousands)	2022	2021

Net Periodic Benefit Cost	$1,479	$2,841
Net Amount Amortized (Deferred) Due to the Effect of Regulation	527	(115)
Net Periodic Benefit Cost Recognized	$2,006	$2,726
We had no minimum funding requirements for our pension plan or any other postretirement benefit plans as of December 31, 2021, but made a discretionary contribution of $20.0 million to our pension plan in February 2022.
8. Income Taxes
The reconciliation of the statutory federal income tax rate to our effective tax rate for each of the three months ended March 31, 2022 and 2021 is as follows:

	Three Months Ended March 31,
	2022	2021

Federal Statutory Rate	21.0%	21.0%
Increases (Decreases) in Tax from:
State Taxes on Income, Net of Federal Tax	5.0	5.0
Production Tax Credits (PTCs)	(4.4)	(7.6)
Amortization of Excess Deferred Income Taxes	(1.3)	(2.9)
Excess Tax Deduction on Stock Awards	(0.5)	(0.1)
North Dakota Wind Tax Credit Amortization, Net of Federal Tax	(0.2)	(0.4)
Corporate-Owned Life Insurance	0.2	(0.5)
Other, Net	(0.1)	0.3
Effective Tax Rate	19.7%	14.8%
9. Commitments and Contingencies
Contingencies
FERC ROE. In November 2013 and February 2015, customers filed complaints with Federal Energy Regulatory Commission (FERC) seeking to reduce the return on equity (ROE) component of the transmission rates that Midcontinent Independent System Operator, Inc. (MISO) transmission owners, including OTP, may collect under the MISO tariff rate. FERC's most recent order, issued on November 19, 2020, adopted a revised ROE methodology and set the base ROE at 10.02% (10.52% with an adder) effective for the fifteen-month period from November 2013 to February 2015 and on a prospective basis beginning in September 2016. The order also dismissed any complaints covering the period from February 2015 to May 2016. The November 2020 opinion is subject to judicial review. We have deferred recognition and recorded a refund liability of $2.4 million as of March 31, 2022. This refund liability reflects our best estimate of required refunds to customers once all regulatory and judicial proceedings are completed.
Regional Haze Rule (RHR). The RHR was adopted in an effort to improve visibility in national parks and wilderness areas. The RHR requires states, in coordination with the Environmental Protection Agency (EPA) and other governmental agencies, to develop and implement plans to achieve natural visibility conditions. The second RHR implementation period covers the years 2018-2028. States are required to submit a state implementation plan to assess reasonable progress with the RHR and determine what additional emission reductions are appropriate, if any.
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
We cannot predict with certainty the impact the state implementation plan may have on our business until the state implementation plan has been approved or otherwise acted on by the EPA. However, significant emission control investments could be required and the recovery of such costs from customers would require regulatory approval. Alternatively, investments in emission control equipment may prove to be uneconomic and result in the early retirement of or the sale of our interest in Coyote Station, subject to regulatory approval. We cannot estimate the ultimate financial effects such a retirement or sale may have on our consolidated operating results, financial position or cash flows, but such amounts could be material and the recovery of such costs in rates would be subject to regulatory approval.
Other Contingencies. We are party to litigation and regulatory matters arising in the normal course of business. We regularly analyze relevant information and, as necessary, estimate and record accrued liabilities for legal, regulatory enforcement and other matters in which a loss is probable of occurring and can be reasonably estimated. We believe the effect on our consolidated operating results, financial position and cash flows, if any, for the disposition of all matters pending as of March 31, 2022, other than those discussed above, will not be material.
10. Stockholders' Equity
Registration Statements
On May 3, 2021, we filed a shelf registration statement with the SEC under which we may offer for sale, from time to time, either separately or together in any combination, equity, debt or other securities described in the shelf registration statement. No new debt or equity has been issued pursuant to the registration statement. The registration statement expires in May 2024.
On May 3, 2021, we filed a second registration statement with the SEC for the issuance of up to 1,500,000 common shares under an Automatic Dividend Reinvestment and a Share Purchase Plan, which provides shareholders, retail customers of OTP and other interested investors methods of purchasing our common shares, by reinvesting their dividends or making optional cash investments. Shares purchased under the plan may be newly issued common shares or common shares purchased on the open market. During the three months ended March 31, 2022, we issued 36,104 shares under this program. We repurchased a sufficient number of shares on the open market to satisfy issuance under the plan; accordingly no proceeds from the issuance were received. As of March 31, 2022, there was 1,348,716 shares available for purchase or issuance under the plan. The registration statement expires in May 2024.
Dividend Restrictions
OTC is a holding company with no significant operations of its own. The primary source of funds for payments of dividends to our shareholders is from dividends paid or distributions made by our subsidiaries. As a result of certain statutory limitations or regulatory or financing agreements, restrictions could occur on the amount of distributions allowed to be made by our subsidiaries. Both the OTC Credit Agreement and OTP Credit Agreement contain restrictions on the payment of cash dividends upon a default or event of default, including failure to maintain certain financial covenants. As of March 31, 2022, we were in compliance with these financial covenants.
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
The Minnesota Public Utilities Commission (MPUC) indirectly limits the amount of dividends OTP can pay to the Company by requiring an equity-to-total-capitalization ratio between 48.0% and 58.7% based on OTP’s most recent capital structure petition effective by order of the MPUC on January 26, 2022. As of March 31, 2022, OTP’s equity-to-total-capitalization ratio including short-term debt was 53.2% and its net assets restricted from distribution totaled approximately $682.0 million. Under the MPUC order relating to the Company's 2021 capital structure petition, total capitalization for OTP cannot exceed $1.7 billion.

11. Accumulated Other Comprehensive Income (Loss)
The following shows the changes in accumulated other comprehensive loss for the three months ended March 31, 2022 and 2021:

(in thousands)	Pension and Other Postretirement Benefits		Net Unrealized Gain (Losses) on Available-for-Sale Securities		Total
Balance, December 31, 2021	$(6,537)		$13		$(6,524)
Other Comprehensive Loss Before Reclassifications, net of tax	—		(231)		(231)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(190)	(1)	—	(2)	(190)
Total Other Comprehensive Income (Loss)	(190)		(231)		(421)
Balance, March 31, 2022	$(6,727)		$(218)		$(6,945)

Balance, December 31, 2020	$(8,716)		$209		$(8,507)
Other Comprehensive Loss Before Reclassifications, net of tax	—		(32)		(32)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	150	(1)	(3)	(2)	147
Total Other Comprehensive Income (Loss)	150		(35)		115
Balance, March 31, 2021	$(8,566)		$174		$(8,392)
(1) Included in the computation of net periodic pension and other postretirement benefit costs. See Note 7.
(2) Included in other income (expense), net on the accompanying consolidated statements of income.
12. Share-Based Payments
Stock Compensation Expense
Stock-based compensation expense arising from our employee stock purchase plan and share-based compensation plans, recognized within operating expenses in the consolidated statements of income, amounted to $4.9 million and $4.2 million for the three months ended March 31, 2022 and 2021, respectively.
Restricted Stock Awards. We grant restricted stock awards to members of our Board of Directors and restricted stock units to certain key employees. The awards vest, depending on award type and recipient, either ratably over periods of three or four years or cliff vest after four years. Vesting is accelerated in certain circumstances, including on retirement.
The following is a summary of stock award activity for the three months ended March 31, 2022:

	Shares	Weighted Average Grant-Date Fair Value

Nonvested, January 1, 2022	138,093	$44.48
Granted	15,842	61.39
Vested	(18,969)	46.49
Forfeited	—	—
Nonvested, March 31, 2022	134,966	$46.18
The fair value of vested awards was $1.2 million and $0.7 million during the three months ended March 31, 2022 and 2021, respectively.
Stock Performance Awards. Stock performance awards are granted to executive officers and certain other key employees. The awards vest at the end of a three year performance period. The number of common shares awarded, if any, at the end of the performance period ranges from zero to 150% of the target amount based on two performance measures: i) total shareholder return relative to a peer group and ii) return on equity. Vesting of the awards is accelerated in certain circumstances, including on retirement. The amount of common shares awarded on an accelerated vesting is based either on actual performance at the end of the performance period or the amount of common shares earned at target.
The grant date fair value of stock performance awards granted during the three months ended March 31, 2022 and 2021 was determined using a Monte Carlo fair value simulation model incorporating the following assumptions:

	2022	2021

Risk-free interest rate	1.52%	0.18%
Expected term (in years)	3.00	3.00
Expected volatility	32.00%	32.00%
Dividend yield	2.90%	3.60%

The risk-free interest rate was derived from yields on U.S. government bonds of a similar term. The expected term of the award is equal to the three-year performance period. Expected volatility was estimated based on actual historical volatility of our common stock. Dividend yield was estimated based on historic and future yield estimates.
The following is a summary of stock performance award activity for the three months ended March 31, 2022 (share amounts reflect awards at target):

	Shares	Weighted Average Grant-Date Fair Value

Nonvested, January 1, 2022	189,600	$42.54
Granted	55,800	54.91
Vested	(55,600)	43.30
Forfeited	—	—
Nonvested, March 31, 2022	189,800	$45.95
The fair value of vested awards was $5.1 million and $2.5 million during the three months ended March 31, 2022 and 2021, respectively.
13. Earnings Per Share
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
The following includes the computation of the denominator for basic and diluted weighted-average shares outstanding for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(in thousands)	2022	2021

Weighted Average Common Shares Outstanding – Basic	41,548	41,455
Effect of Dilutive Securities:
Stock Performance Awards	219	143
Restricted Stock Awards	102	85
Employee Stock Purchase Plan Shares and Other	2	17
Dilutive Effect of Potential Common Shares	323	245
Weighted Average Common Shares Outstanding – Diluted	41,871	41,700
The amount of shares excluded from diluted weighted-average common shares outstanding because such shares were anti-dilutive was not material for the three months ended March 31, 2022 and 2021.
14. Derivative Instruments
OTP enters into derivative instruments to manage its exposure to future price variability and reduce volatility in prices for our retail customers. These derivative instruments are not designated as qualifying hedging transactions but provide for an economic hedge against future price variability. The instruments are recorded at fair value on the consolidated balance sheets. In accordance with rate-making and cost recovery processes, we recognize a regulatory asset or liability to defer losses or gains from derivative activity until settlement of the associated derivative instrument.
As of March 31, 2022, OTP had outstanding pay-fixed, receive-variable swap agreements with an aggregate notional amount of 156,800 megawatt-hours of electricity, which will be settled periodically throughout 2022 and 2023. As of March 31, 2022, the fair value of these derivative instruments was $4.2 million, which is included in other current assets, and $0.2 million, which is included in other noncurrent liabilities, on the consolidated balance sheets. As of December 31, 2021, the fair value of these types of derivative contracts was $6.2 million, which is included in other current assets. During the three months ended March 31, 2022, contracts matured and were settled in an aggregate amount of $2.8 million.

15. Fair Value Measurements
The following tables present our assets and liabilities measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 classified by the input method used to measure fair value:

	Level 1	Level 2	Level 3

March 31, 2022
Assets:
Investments:
Money Market Funds	$1,893	$—	$—
Mutual Funds	6,285	—	—
Corporate Debt Securities	—	1,367	—
Government-Backed and Government-Sponsored Enterprises’ Debt Securities	—	7,592	—
Derivative Instruments	—	4,179	—
Total Assets	$8,178	$13,138	$—
Liabilities:
Derivative Instruments	$—	$198	$—
Total Liabilities	$—	$198	$—

December 31, 2021
Assets:
Investments:
Money Market Funds	$949	$—	$—
Mutual Funds	5,432	—	—
Corporate Debt Securities	—	1,333	—
Government-Backed and Government-Sponsored Enterprises’ Debt Securities	—	7,869	—
Derivative Instruments	—	6,214	—
Total Assets	$6,381	$15,416	$—
Level 1 fair value measurements are based on quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access at the measurement date.
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
In addition to assets recorded at fair value on a recurring basis, we also hold financial instruments that are not recorded at fair value in the consolidated balance sheets but for which disclosure of the fair value of these financial instruments is provided. The following reflects the carrying value and estimated fair value of these assets and liabilities as of March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Assets:
Cash and Cash Equivalents	$1,371	$1,371	$1,537	$1,537
Total	1,371	1,371	1,537	1,537
Liabilities:
Short-Term Debt	97,770	97,770	91,163	91,163
Long-Term Debt	764,064	781,531	763,997	878,272
Total	$861,834	$879,301	$855,160	$969,435

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
You should read the following discussion and analysis of our financial condition and results of operations together with our interim financial statements and the related notes appearing under Item 1 of this Quarterly Report on Form 10-Q, and our annual financial statements and the related notes along with the discussion and analysis of our financial condition and results of operations contained in our Annual Report on Form 10-K for the year ended December 31, 2021.
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
While the impact of COVID-19 did not materially impact our operating results in 2021 or the first quarter of 2022, uncertainty remains regarding the magnitude and duration of the pandemic and the resulting potential future financial effects. Increased infection rates and any future responses to mitigate the spread of the virus, including any potential vaccination mandates that would apply to our employees, could impact our business and our financial results in future periods. We continue to monitor developments involving our workforce, customers, construction contractors, suppliers and vendors, and the financial effects on our business. However, due to the unprecedented and evolving nature of this pandemic, we cannot predict the full extent of the impact COVID-19 will have on our operating results, financial condition and liquidity.
RESOURCE MATERIAL AVAILABILITY AND PRICING
The cost of steel and PVC resin, two key material inputs to our Manufacturing and Plastics segments, respectively, significantly impacted our operating results in the first quarter of 2022.
Steel prices increased rapidly throughout 2021 and remained elevated in the first quarter of 2022. The increase in steel prices has led to increased sale prices for our products at BTD Manufacturing, Inc. (BTD), our metal fabrication business within our Manufacturing segment, as we passed along material cost increases to our customers. Consistent with steel prices, scrap metal prices also increased throughout 2021 and remained elevated in the first quarter of 2022. Steel costs remain elevated as mill prices and supply chain costs remain significantly higher than historical levels. While steel costs are expected to moderate through 2022, they are expected to remain historically high through the year. Scrap metal prices are also expected to moderate throughout the year.
PVC resin is the primary material input of the PVC pipe manufactured by our Plastics segment businesses. Resin supply disruptions throughout 2021, along with robust domestic and global demand for PVC resin, led to significantly increased resin prices. Resin supply disruptions also resulted in reduced manufacturing of PVC pipe and low pipe inventories across the industry. The combination of disrupted PVC resin supply and the resulting low PVC pipe inventories along with robust demand for PVC pipe led to rapidly increasing sale prices for PVC pipe throughout 2021, which continued in the first quarter of 2022. The increase in sale prices has outpaced the increase in PVC resin costs, leading to expanding gross profit margins and a significant increase in earnings in our Plastics segment. While PVC resin supplies have improved, the price of PVC resin is now increasing again, driven by rising feedstock prices from energy supply disruptions resulting from the conflict in Ukraine. This has created an environment for U.S. resin producers to raise domestic prices and a strengthening of the export markets for PVC resin. In addition, beginning in the second half of 2021 and continuing in the first quarter of 2022, supply constraints for additives and other ingredients aside from PVC resin used to manufacture PVC pipe prevented PVC pipe manufacturers from being able to build inventory levels.
We currently expect the unique market dynamics we experienced in 2021 and the first quarter of 2022 to continue through the second quarter of 2022, but begin to subside in the second half of 2022 due to anticipated resin price declines and slowing demand, thus impacting our gross profit margins. Should current market conditions continue through the second half of 2022, our Plastics segment financial results could exceed current expectations.
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

CONSOLIDATED RESULTS
The following table summarizes consolidated operating results for the three months ended March 31, 2022 and 2021:

(in thousands)	2022	2021	$ change	% change

Operating Revenues	$374,904	$261,710	$113,194	43.3%
Operating Expenses	276,605	217,511	59,094	27.2
Operating Income	98,299	44,199	54,100	122.4
Interest Charges	8,948	9,398	(450)	(4.8)
Nonservice Cost Components of Postretirement Benefits	(22)	383	(405)	(105.7)
Other Income	260	1,160	(900)	(77.6)
Income Before Income Taxes	89,633	35,578	54,055	151.9
Income Tax Expense	17,630	5,249	12,381	235.9
Net Income	$72,003	$30,329	$41,674	137.4%
Operating Revenues increased $113.2 million primarily due to rising PVC pipe prices within our Plastics segment and increased material costs leading to increased sales prices in our Manufacturing segment. Increased retail revenues partially offset by decreased wholesales revenues within our Electric segment also contributed to higher operating revenues in the first quarter of 2021 compared to the same period last year. See our segment disclosures below for additional discussion of items impacting operating revenues.
Operating Expenses increased $59.1 million primarily due to increased costs of products sold in our Plastics and Manufacturing segments due to increased raw material costs. Operating expenses in our Electric segment increased primarily due to higher operating and maintenance expenses and increased purchased power costs. See our segment disclosures below for additional discussion of items impacting operating expenses.
Interest Charges decreased $0.5 million due to a decrease in the interest rate on our $140.0 million of fixed-rate long-term debt that was refinanced in December 2021, and a lower level of average short-term borrowings outstanding in 2022 compared to 2021.
Nonservice Cost Components of Postretirement Benefits decreased $0.4 million primarily due to the amortization of actuarial gains resulting from the increase in the discount rates used to measure our pension benefit and postretirement benefit liabilities as of December 31, 2021.
Other Income decreased $0.9 million primarily due to investment losses on our corporate-owned life insurance policies during the first quarter of 2022 compared to investment gains in the same period of the previous year.
Income Tax Expense increased $12.4 million primarily due to increased income before income taxes. Our effective tax rate was 19.7% in the first quarter of 2022 and 14.8% in the first quarter of 2021. The increase in our effective tax rate was driven by an increase in our income before income taxes without a corresponding increase in tax credits and other permanent differences that impact our effective tax rate. See Note 8 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding factors impacting our effective tax rate in 2022 and 2021.
ELECTRIC SEGMENT RESULTS
The following table summarizes Electric segment operating results for the three months ended March 31, 2022 and 2021:

(in thousands)	2022	2021	$ change	% change

Retail Revenues	$113,639	$105,706	$7,933	7.5%
Transmission Services Revenues	12,556	11,944	612	5.1
Wholesale Revenues	2,463	4,507	(2,044)	(45.4)
Other Electric Revenues	1,758	1,542	216	14.0
Total Operating Revenues	130,416	123,699	6,717	5.4
Production Fuel	14,853	14,714	139	0.9
Purchased Power	20,529	19,260	1,269	6.6
Operating and Maintenance Expenses	44,278	41,421	2,857	6.9
Depreciation and Amortization	18,382	17,308	1,074	6.2
Property Taxes	4,432	4,320	112	2.6
Operating Income	$27,942	$26,676	$1,266	4.7%

	2022	2021	change	% change

Electric kilowatt-hour (kwh) Sales (in thousands)
Retail kwh Sales	1,515,297	1,348,519	166,778	12.4%
Wholesale kwh Sales – Company Generation	66,187	80,423	(14,236)	(17.7)
Heating Degree Days	3,821	3,078	743	24.1

The operating results of our Electric segment are impacted by fluctuations in weather conditions and the resulting demand for electricity for heating and cooling. The following table shows heating degree days as a percent of normal for the three months ended March 31, 2022 and 2021.

	2022	2021

Heating Degree Days	111.8%	89.5%

The following table summarizes the estimated effect on diluted earnings per share of the difference in retail kwh sales under actual weather conditions and expected retail kwh sales under normal weather conditions in 2022 and 2021, and between years.

	2022 vs Normal	2022 vs 2021	2021 vs Normal

Effect on Diluted Earnings Per Share	$0.04	$0.08	$(0.04)

Retail Revenues increased $7.9 million primarily due to the following:
•A $4.4 million increase in revenues from the favorable impact of weather in the first quarter of 2022 compared to the same period last year.
•A $3.6 million increase in fuel recovery revenues primarily due to increased production fuel and purchase power costs and a decrease in credits provided to retail customers from decreased margins recognized on wholesale sales.
•A $2.3 million increase in retail sales volumes from commercial and industrial customers.
•A $2.4 million decrease in interim rate revenue in Minnesota as a result of our April 2021 filing with the MPUC in which we lowered our requested net annual revenue increase, primarily due to a reduction in operating costs from amounts included in our original filing.
Wholesale Revenues decreased $2.0 million as a result of a 18% decrease in wholesale sales volumes and a 34% decrease in wholesale prices. Wholesale energy sales in the first quarter of 2021 were comparatively higher due to high prices driven by high market demand and availability constraints caused by winter storm activity, which drove up spot market prices for electricity.
Production Fuel costs increased $0.1 million as a result of increased fuel cost per kwh, which was largely offset by a 15% decrease in kwhs generated from our fuel-burning plants due to the retirement of our coal-burning Hoot Lake Plant in May 2021.
Purchased Power costs to serve retail customers increased $1.3 million primarily due to a 59% increase in the volume of purchased power resulting from the retirement of Hoot Lake Plant and increased demand due to cold weather, partially offset by a decrease in the price of purchased power.
Operating and Maintenance Expense increased $2.9 million due to increased operating and maintenance costs as a result of Merricourt and Astoria Station because the facilities were fully operational in the first quarter of 2022 and were ramping up in the previous year because they had recently been placed into service; increased incentive compensation costs related to current year financial and operational performance; increased travel costs resulting from eased COVID restrictions; and increased insurance costs. These increased costs were partially offset by a decrease in CIP expenses as CIP spending decreased compared to the previous year.
Depreciation and Amortization expense increased $1.1 million primarily due to Astoria Station being placed in service in February of 2021.
MANUFACTURING SEGMENT RESULTS
The following table summarizes Manufacturing segment operating results for the three months ended March 31, 2022 and 2021:

(in thousands)	2022	2021	$ change	% change

Operating Revenues	$104,957	$75,825	$29,132	38.4%
Cost of Products Sold (excluding depreciation)	86,161	56,311	29,850	53.0
Other Operating Expenses	8,847	8,212	635	7.7
Depreciation and Amortization	4,014	3,757	257	6.8
Operating Income	$5,935	$7,545	$(1,610)	(21.3)%
Operating Revenues increased $29.1 million primarily due to a $29.3 million increase in material costs at BTD, which are passed through to customers, as a result of higher steel prices. Steel prices increased rapidly throughout 2021 and remained elevated in the first quarter of 2022, which resulted in increased revenues as we sell through high-priced inventory. Operating revenues also increased slightly due to price increases related to inflationary costs being experienced across the business. The increase in operating revenues was partially offset by a 5% decrease in sales volumes. End market demand has remained strong, however, supply chain disruptions experienced by our OEM customers have led to unpredictable shipments of products as customers have delayed or adjusted their shipment timing in response to other supply chain challenges they are experiencing, which has negatively impacted our sales volumes. Increases in sales prices and volumes at T.O. Plastics, due to strong customer demand in the horticulture sector, also contributed to the segment increase in operating revenues.
Cost of Products Sold increased $29.9 million primarily due to higher material, labor and freight costs at BTD. The increase in material cost was largely driven by increased steel prices as mentioned above. The increases in labor and freight costs, and lower productivity resulted in lower gross profit margins compared to the same period in 2021. Aligning labor with unpredictable demand led to lower production efficiency which had a negative impact on gross profit margins. Increases in sales volumes at T.O. Plastics also impacted costs of products sold, and gross profit margins were negatively impacted by product mix and increased maintenance and freight costs.
Other Operating Expenses increased $0.6 million due to increases in various cost categories including salaries and wages, due to increases in headcount compared to the previous year, and software and service provider costs, partially offset by lower incentive compensation.
PLASTICS SEGMENT RESULTS
The following table summarizes Plastics segment operating results for the three months ended March 31, 2022 and 2021:

(in thousands)	2022	2021	$ change	% change

Operating Revenues	$139,531	$62,186	$77,345	124.4%
Cost of Products Sold (excluding depreciation)	65,598	45,666	19,932	43.6
Other Operating Expenses	3,964	2,944	1,020	34.6
Depreciation and Amortization	1,107	990	117	11.8
Operating Income	$68,862	$12,586	$56,276	447.1%
Operating Revenues increased $77.3 million primarily due to a 125% increase in the price per pound of PVC pipe sold. The increase in sale prices was primarily due to continued strong demand for PVC pipe products and limited PVC pipe inventories. The unique supply and demand market conditions in the first quarter of 2022 were a continuation of the market dynamics experienced throughout 2021. In the first quarter of 2022, we, along with other PVC pipe manufacturers, experienced supply constraints of additives and other ingredients used to make PVC pipe, which prevented us and others from being able to build inventory levels. PVC resin supply disruptions improved during the quarter. Expected declines in the price of PVC resin did not materialize and resin prices continued to increase in March due to increasing feedstock prices and stronger than expected export markets. Sales volumes in the first quarter of 2022 were consistent with sales volumes in the first quarter of 2021.
Cost of Products Sold increased $19.9 million primarily due to increased PVC resin and other input material costs, which increased 52% due to the market conditions described above. Labor, freight and various non-resin material costs also increased from the previous year.
Other Operating Expenses increased $1.0 million due to increases in various cost categories including compensation costs and sales commissions.
CORPORATE COSTS
The following table summarizes Corporate operating results for the three months ended March 31, 2022 and 2021:

(in thousands)	2022	2021	$ change	% change

Other Operating Expenses	$4,395	$2,537	$1,858	73.2%
Depreciation and Amortization	45	71	(26)	(36.6)
Operating Loss	$4,440	$2,608	$1,832	70.2%
Other Operating Expenses increased $1.9 million primarily due to increased compensation expenses, including stock and incentive compensation, in the first quarter of 2022 which were higher than the amount recognized in the same period in the previous year due to our current year financial performance.

REGULATORY RATE MATTERS
The following provides a summary of general rate case filings, rate rider filings and other regulatory filings that have or are expected to have a material impact on our operating results, financial position or cash flows.
GENERAL RATES
Minnesota Rate Case: On November 2, 2020, OTP filed a request with the MPUC for an increase in revenue recoverable through base rates in Minnesota. In its filing, OTP requested a net increase in annual revenue of approximately $14.5 million, or 6.77%, based on an allowed rate of return on rate base of 7.59% and an allowed rate of return on equity of 10.20% on an equity ratio of 52.5% of total capital. Through this proceeding, OTP had proposed changes to the mechanism of cost recovery, with some costs moving from riders into base rates and fuel, purchased power, and conservation program costs moving out of base rates and into riders. The filing also included a revenue decoupling mechanism proposal. Such mechanisms are designed to separate a utility's revenue from changes in energy sales. The decoupling mechanism uses a tracker balance through which authorized customer margins are subject to a true-up mechanism to maintain or cap a given level of revenues.
On December 3, 2020, the MPUC approved an interim annual rate increase of $6.9 million, or 3.2%, effective January 1, 2021. This approval was provided after an alternative recovery proposal was submitted by OTP which, among other changes, requested the extension of depreciable lives of certain wind-related assets and proposed deferral of certain cost recovery decisions to the final rate determination. In the aggregate, this alternative recovery proposal reduced operating costs and delayed recovery of certain other costs by approximately $7.0 million to lessen the interim rate impact on customers.
In a filing submitted to the MPUC on April 30, 2021, OTP lowered its initially requested net annual revenue increase from $14.5 million to $8.2 million, primarily due to a reduction in operating costs from amounts included in its November 2020 filing. Among other items, the cost reductions included lower depreciation expense on our wind generation assets due to the extension of depreciable lives from 25 to 35 years and a reduction in postretirement benefit costs.

On February 1, 2022, the MPUC issued its written order. The key provisions of the order include a revenue requirement of $209.0 million, based on a return on rate base of 7.18% and an allowed return on equity of 9.48% on an equity ratio of 52.5%. The order also authorizes recovery of our remaining Hoot Lake Plant net asset over a five-year period, and approves the requested decoupling mechanism for most residential and commercial customer rate groups with a cap of 4% of annual base revenues.
On March 8, 2022, OTP filed its final rate case compliance filing, which included final revenue calculations, rate design and resulting tariff revisions, along with a proposal for interim rate refunds. The final calculations included a revision to the calculation of interim rates. If approved by the MPUC, this revision could increase interim revenues in the period the filing is approved by an amount of approximately $4.0 million. We expect the MPUC will issue its order and implement final rates in mid-2022.
RATE RIDERS
The following table includes a summary of pending and recently concluded rate rider proceedings:

Recovery			Filing	Amount	Effective
Mechanism	Jurisdiction	Status	Date	(in millions)	Date	Notes

CIP - 2022	MN	Requested	04/01/22	$10.8	10/01/22	Includes recovery of energy conservation improvement costs as well as a demand side management financial incentive.
CIP - 2021	MN	Approved	04/01/21	9.4	12/01/21	Includes recovery of energy conservation improvement costs as well as a demand side management financial incentive.
TCR - 2021	MN	Requested	11/23/21	7.2	07/01/22	Includes recovery of two new transmission projects.
RRR - 2021	MN	Requested	12/06/21	7.0	07/01/22	Includes return on Hoot Lake Solar construction costs and costs associated with the acquisition of the Ashtabula III wind farm.
RRR - 2021	ND	Approved	03/07/21	11.8	04/01/21	Includes recovery of Merricourt investment and operating costs.
RRR - 2022	ND	Approved	01/05/22	7.8	04/01/22	Includes Merricourt recovery, the proposed purchase of Ashtabula III and credits related to deferred taxes and production tax credits.
TCR - 2021	ND	Approved	09/15/21	6.1	01/01/22	Includes recovery of three new transmission projects/programs.
TCR - 2020	ND	Approved	11/18/20	5.6	01/01/21	Includes recovery of eight new transmission projects.
GCR - 2021	ND	Approved	03/01/21	5.2	07/01/21	Includes recovery of Astoria Station, net of anticipated savings associated with the retirement of Hoot Lake Plant.
GCR - 2022	ND	Requested	03/01/22	3.3	07/01/22	Annual update to generation cost recovery rider.
TCR - 2020	SD	Approved	01/29/20	2.3	03/02/20	Annual update to transmission cost recovery rider.
TCR - 2021	SD	Approved	10/29/21	2.2	03/01/22	Annual update to transmission cost recovery rider.
TCR - 2021	SD	Approved	02/19/21	2.2	03/01/21	Includes recovery of two new transmission projects.

INTEGRATED RESOURCE PLAN
On September 1, 2021, OTP filed its 2022 Integrated Resource Plan (IRP) concurrently with regulators in the three states where OTP operates, Minnesota, North Dakota and South Dakota. The 2022 IRP includes OTP’s preferred plan for meeting customers’ anticipated capacity and energy needs while maintaining system reliability and low electric service rates.
The components of OTP's preferred plan include:
–the addition of dual fuel capability at our Astoria Station natural gas plant;
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
Subject to regulatory approval, the preferred plan proposes to create a regulatory asset as a vehicle to recover costs related to a future withdrawal from Coyote Station, including the net book value of the plant on the withdrawal date, anticipated decommissioning costs and any required costs incurred as a result of an early termination of the existing lignite sales agreement, under which Coyote Station acquires all of its lignite coal from a nearby mine. As part of the filing, OTP developed an estimate of the reasonably foreseeable costs of withdrawing from Coyote Station at the end of 2028 of $68.5 million. These costs may differ from actual results due to the uncertainty and timing of future events associated with the terms and conditions of a withdrawal.

We currently anticipate the MPUC, barring any delays in the procedural schedule, will hold deliberations and render a decision on the IRP by the end of 2022. There currently is no procedural schedule established for this IRP by the North Dakota Public Service Commission.

LIQUIDITY
LIQUIDITY OVERVIEW
We believe our financial condition is strong and our cash, other liquid assets, operating cash flows, existing lines of credit, access to capital markets and borrowing ability, because of investment-grade credit ratings, when taken together provide us ample liquidity to conduct our business operations, fund our short-term and long-term capital expenditure plans and satisfy our obligations as they become due. Our liquidity, including our operating cash flows and access to capital markets, can be impacted by macroeconomic factors outside of our control. In addition, our liquidity could be impacted by non-compliance with covenants under our various debt instruments. As of March 31, 2022, we were in compliance with all financial covenants (see the Financial Covenants section under Capital Resources below).
The following table presents the status of our lines of credit as of March 31, 2022 and December 31, 2021:

		2022			2021
(in thousands)	Line Limit	Amount Outstanding	Letters of Credit	Amount Available	Amount Available

OTC Credit Agreement	$170,000	$43,281	$—	$126,719	$147,363
OTP Credit Agreement	170,000	54,489	7,844	107,667	88,315
Total	$340,000	$97,770	$7,844	$234,386	$235,678
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
CASH FLOWS
The following is a discussion of our cash flows for the three months ended March 31, 2022 and 2021:

(in thousands)	2022	2021

Net Cash Provided by Operating Activities	$45,416	$15,270

Net Cash Provided by Operating Activities increased $30.1 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase in cash provided by operating activities was primarily the result of increased earnings during the year, which was partially offset by increased working capital needs. Our level of working capital increased year over year and was impacted by increased accounts receivables within our Manufacturing and Plastics segments, due to strong sales volumes and significantly increased sales prices in 2022, partially offset by increased accounts payable due to increased material costs in our Manufacturing and Plastics segments in 2022. Operating cash flows were also reduced by a discretionary contribution to our pension plan of $20.0 million during the three months ended March 31, 2022, compared to a contribution of $10.0 million in 2021.

(in thousands)	2022	2021

Net Cash Used in Investing Activities	$31,449	$49,020

Net Cash Used in Investing Activities decreased $17.6 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The decrease in capital expenditures was primarily related to costs incurred in 2021 by OTP to complete our Astoria Station project, and other one-time projects. Capital investment spending in our Manufacturing and Plastics segments also decreased from the previous year.

(in thousands)	2022	2021

Net Cash (Used in) Provided by Financing Activities	$(14,133)	$33,799

Net Cash (Used in) Provided by Financing Activities decreased $47.9 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily as a result of a decrease in financing needs given the lower level of capital spending in our Electric segment and the increase in cash provided by operating activities. Financing activities for the three months ended March 31, 2022 included net proceeds from short-term borrowings of $6.6 million and dividend payments of $17.2 million. Financing activities for the three months ended March 31, 2021 included net proceeds from short-term borrowings of $53.9 million, primarily incurred to fund major construction projects, and dividend payments of $16.2 million.

CAPITAL REQUIREMENTS

CAPITAL EXPENDITURES
We have a capital expenditure program for expanding, upgrading and improving our plants and operating equipment. Typical uses of cash for capital expenditures in our electric segment are investments in electric generation facilities, including wind and solar investments, environmental upgrades, transmission lines and distribution systems, and computer hardware and information systems. Our electric segment capital expenditure program is subject to review and regulatory approval and is revised in light of changes in demands for energy, technology, environmental laws, regulatory changes, business expansion opportunities, the costs of labor, materials and equipment and our financial condition. Our future capital expenditure plans also include investments in manufacturing facilities and facility upgrades, manufacturing equipment additions and upgrades and additional technology assets to be used in our manufacturing operations. Refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of our Form 10-K for the year ended December 31, 2021 for our capital expenditure plan for the five year period from 2022 through 2026.
CONTRACTUAL OBLIGATIONS
Our contractual obligations primarily include principal and interest payments due under our outstanding debt obligations, commitments to acquire coal, energy and capacity commitments, payments to meet our postretirement benefit obligations, and payment obligations under land easement and leasing arrangements. Our contractual obligations as of December 31, 2021 are included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2021. There were no material changes in our contractual obligations outside of the ordinary course of our business during the three months ended March 31, 2022.
Off-Balance Sheet Arrangements
As of March 31, 2022, we have outstanding letters of credit totaling $11.0 million, a portion of which reduces our borrowing capacity under our lines of credit. No outstanding letters of credit are reflected in outstanding short-term debt on our consolidated balance sheets. We do not have any other off-balance-sheet arrangements or any relationships with unconsolidated entities or financial partnerships that have, or are reasonably likely to have, a material current or future effect on our financial condition. These entities are often referred to as structured finance special purpose entities or variable interest entities, which are established for the purpose of facilitating off-balance-sheet arrangements or for other contractually narrow or limited purposes. We are not exposed to any financing, liquidity, market or credit risk that could arise if we had such relationships.
COMMON STOCK DIVIDENDS
We paid dividends to our common stockholders totaling $17.2 million, or $0.4125 per share, in the first three months of 2022. The determination of the amount of future cash dividends to be paid will depend on, among other things, our financial condition, improvement in earnings per share, cash flows from operations, the level of our capital expenditures and our future business prospects. As a result of certain statutory limitations or regulatory or financing agreements, restrictions could occur on the amount of distributions allowed to be made by our subsidiaries. See Note 10 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information. The decision to declare a dividend is reviewed quarterly by our Board of Directors.

CAPITAL RESOURCES
Financial flexibility is provided by operating cash flows, unused lines of credit and access to capital markets, which is aided by strong financial coverages and investment grade credit ratings. Debt financing will be required in the five-year period from 2022 through 2026 to refinance maturing debt and to finance our capital investments. Our financing plans are subject to change and are impacted by our planned level of capital investments, decisions to reduce borrowings under our lines of credit, to refund or retire early any of our presently outstanding debt, to complete acquisitions, or to use capital for other corporate purposes.
REGISTRATION STATEMENTS
On May 3, 2021, we filed a shelf registration statement with the SEC under which we may offer for sale, from time to time, either separately or together in any combination, equity, debt or other securities described in the shelf registration statement. No new debt or equity has been issued pursuant to the registration statement. The registration statement expires in May 2024.
On May 3, 2021, we filed a second registration statement with the SEC for the issuance of up to 1,500,000 common shares under an Automatic Dividend Reinvestment and a Share Purchase Plan, which provides shareholders, retail customers of OTP and other interested investors methods of purchasing our common shares, by reinvesting their dividends or making optional cash investments. Shares purchased under the plan may be newly issued common shares or common shares purchased on the open market. As of March 31, 2022, there was 1,348,716 shares available for purchase or issuance under the plan. The registration statement expires in May 2024.
SHORT-TERM DEBT
OTC and OTP are each party to a credit agreement (the OTC Credit Agreement and OTP Credit Agreement, respectively) which each provide for unsecured revolving lines of credit. The following is a summary of key provisions and borrowing information as of, and for the three months ended, March 31, 2022:

(in thousands, except interest rates)	OTC Credit Agreement	OTP Credit Agreement

Borrowing Limit	$170,000	$170,000
Borrowing Limit if Accordion Exercised[1]	290,000	250,000
Amount Restricted Due to Outstanding Letters of Credit as of March 31, 2022	—	7,844
Amount Outstanding as of March 31, 2022	43,281	54,489
Average Amount Outstanding During the Three Months Ended March 31, 2022	35,493	66,098
Maximum Amount Outstanding During the Three Months Ended March 31, 2022	58,715	74,519
Interest Rate as of March 31, 2022	1.92%	1.64%
Maturity Date	September 30, 2026	September 30, 2026

[1]Each facility includes an accordion featuring allowing the borrower to increase the borrowing limit if certain terms and conditions are met.
LONG-TERM DEBT
At March 31, 2022, we had $767.0 million of principal outstanding under long-term debt arrangements. These instruments generally provide for unsecured borrowings at fixed rates of interest with maturities ranging from 2022 to 2051. Pursuant to a Note Purchase Agreement executed in June 2021, OTP intends to issue its Series 2022A notes due May 20, 2052, in May 2022 for aggregate proceeds of $90.0 million, subject to the satisfaction of certain customary conditions to closing, and use a portion of the proceeds to repay the $30.0 million Series 2007B Notes which are maturing in August 2022.
Note 6 to our consolidated financial statements included in this Quarterly Report on Form 10-Q includes additional information regarding these short-term and long-term debt instruments.
Financial Covenants
Certain of our short- and long-term debt agreements require OTC and OTP to maintain certain financial covenants. As of March 31, 2022, we were in compliance with these financial covenants as further described below:
OTC, under its financial covenants, may not permit its ratio of interest-bearing debt to total capitalization to exceed 0.60 to 1.00, may not permit its interest and dividend coverage ratio to be less than 1.50 to 1.00, and may not permit its priority indebtedness to exceed 10% of our total capitalization. As of March 31, 2022, our interest-bearing debt to total capitalization was 0.45 to 1.00, our interest and dividend coverage ratio was 8.35 to 1.00, and we had no priority indebtedness outstanding.
OTP, under its financial covenants, may not permit its ratio of debt to total capitalization to exceed 0.60 to 1.00, may not permit its interest and dividend coverage ratio to be less than 1.50 to 1.00, and may not permit its priority debt to exceed 20% of its total capitalization. As of March 31, 2022, OTP's interest-bearing debt to total capitalization was 0.47 to 1.00, its interest and dividend coverage ratio was 3.33 to 1.00, and OTP had no priority indebtedness outstanding.

CRITICAL ACCOUNTING POLICIES INVOLVING SIGNIFICANT ESTIMATES
The discussion and analysis of our results of operations are based on financial statements prepared in accordance with accounting principles generally accepted in the United States of America. Certain of our accounting policies require management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities in the preparation of our consolidated financial statements. We have disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 the critical accounting policies that affect our most significant estimates and assumptions used in preparing our consolidated financial statements. There have been no material changes to our critical accounting policies and estimates from those disclosed in the most recent Annual Report on Form 10-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk from those disclosed in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) as of March 31, 2022, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2022.
Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There have been no material changes from the risk factors disclosed in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Dated: May 4, 2022