Form 10-Q
period 2022-06-30
Otter Tail Corp
filed 2022-08-03
CIK 1466593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2022 or
☐    Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
41,630,799 Common Shares ($5 par value) as of July 27, 2022.

DEFINITIONS
The following abbreviations or acronyms are used in the text.

AGI	Advanced Grid Infrastructure Rider	OTC	Otter Tail Corporation
ARP	Alternative Revenue Program	OTP	Otter Tail Power Company
BTD	BTD Manufacturing, Inc.	NDDEQ	North Dakota Department of Environmental Quality
CIP	Conservation Improvement Program	PIR	Phase-In Rider
EPA	Environmental Protection Agency	PSLRA	Private Securities Litigation Reform Act of 1995
ESSRP	Executive Survivor and Supplemental Retirement Plan	PTC	Production Tax Credits
FERC	Federal Energy Regulatory Commission	PVC	Polyvinyl chloride
GCR	Generation Cost Recovery Rider	RHR	Regional Haze Rule
ISO	Independent System Operator	ROE	Return on equity
IRP	Integrated Resource Plan	RRR	Renewable Resource Rider
kwh	kilowatt-hour	SEC	Securities and Exchange Commission
Merricourt	Merricourt Wind Energy Center	T.O. Plastics	T.O. Plastics, Inc.
MISO	Midcontinent Independent System Operator, Inc.	TCR	Transmission Cost Recovery Rider
MPUC	Minnesota Public Utilities Commission

FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "PSLRA"). When used in this Form 10-Q and in future filings by Otter Tail Corporation (the "Company") with the Securities and Exchange Commission (SEC), in the Company’s press releases and in oral statements, words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” "future," "goal," “intend,” "likely," “may,” “outlook,” “plan,” “possible,” “potential,” "probable," "projected," “should,” "target," “will,” “would” or similar expressions are intended to identify forward-looking statements within the meaning of the PSLRA. Such statements are based on current expectations and assumptions and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. The Company’s risks and uncertainties include, among other things, uncertainty of the impact and duration of the COVID-19 pandemic, uncertainty of future investments and capital expenditures, rate base levels and rate base growth, long-term investment risk, seasonal weather patterns and extreme weather events, counterparty credit risk, future business volumes with key customers, reductions in our credit ratings, our ability to access capital markets on favorable terms, assumptions and costs relating to funding our employee benefit plans, our subsidiaries’ ability to make dividend payments, cyber security threats or data breaches, the impact of government legislation and regulation including foreign trade policy and environmental laws and regulations, the impact of climate change including compliance with legislative and regulatory changes to address climate change, operational and economic risks associated with our electric generating and manufacturing facilities, risks associated with energy markets, the availability and pricing of resource materials, inflation rates, attracting and maintaining a qualified and stable workforce, expectations regarding regulatory proceedings, and changing macroeconomic and industry conditions. These and other risks and uncertainties are more fully described in our filings with the SEC, including our most recently filed Annual Report on Form 10-K. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information.
PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

OTTER TAIL CORPORATION
CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share data)	June 30, 2022	December 31, 2021

Assets
Current Assets
Cash and Cash Equivalents	$61,989	$1,537
Receivables, net of allowance for credit losses	225,838	174,953
Inventories	146,964	148,490
Regulatory Assets	20,675	27,342
Other Current Assets	15,923	17,032
Total Current Assets	471,389	369,354
Noncurrent Assets
Investments	53,555	56,690
Property, Plant and Equipment, net of accumulated depreciation	2,149,919	2,124,605
Regulatory Assets	121,954	125,508
Intangible Assets, net of accumulated amortization	8,493	9,044
Goodwill	37,572	37,572
Other Noncurrent Assets	32,618	32,057
Total Noncurrent Assets	2,404,111	2,385,476
Total Assets	$2,875,500	$2,754,830

Liabilities and Shareholders' Equity
Current Liabilities
Short-Term Debt	$—	$91,163
Current Maturities of Long-Term Debt	29,996	29,983
Accounts Payable	133,287	135,089
Accrued Salaries and Wages	24,803	31,704
Accrued Taxes	22,037	19,245
Regulatory Liabilities	19,458	24,844
Other Current Liabilities	58,572	55,671
Total Current Liabilities	288,153	387,699
Noncurrent Liabilities
Pension Benefit Liability	51,783	73,973
Other Postretirement Benefits Liability	66,665	66,481
Regulatory Liabilities	235,456	234,430
Deferred Income Taxes	213,919	188,268
Deferred Tax Credits	16,288	16,661
Other Noncurrent Liabilities	62,994	62,527
Total Noncurrent Liabilities	647,105	642,340
Commitments and Contingencies (Note 9)
Capitalization
Long-Term Debt, net of current maturities	823,699	734,014
Shareholders' Equity
Common Shares: 50,000,000 shares authorized, $5 par value; 41,630,799 and 41,551,524 outstanding at June 30, 2022 and December 31, 2021	208,154	207,758
Additional Paid-In Capital	421,951	419,760
Retained Earnings	493,351	369,783
Accumulated Other Comprehensive Loss	(6,913)	(6,524)
Total Shareholders' Equity	1,116,543	990,777
Total Capitalization	1,940,242	1,724,791
Total Liabilities and Shareholders' Equity	$2,875,500	$2,754,830
See accompanying notes to consolidated financial statements.

OTTER TAIL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per-share amounts)	2022	2021	2022	2021

Operating Revenues
Electric	$130,949	$106,155	$261,365	$229,855
Product Sales	269,091	179,453	513,579	317,463
Total Operating Revenues	400,040	285,608	774,944	547,318
Operating Expenses
Electric Production Fuel	14,714	12,164	29,567	26,878
Electric Purchased Power	24,162	11,135	44,691	30,395
Electric Operating and Maintenance Expenses	42,379	36,729	86,659	78,150
Cost of Products Sold (excluding depreciation)	152,466	122,578	304,225	224,555
Other Nonelectric Expenses	17,252	15,669	34,457	29,362
Depreciation and Amortization	23,566	23,169	47,113	45,295
Electric Property Taxes	4,435	4,342	8,866	8,662
Total Operating Expenses	278,974	225,786	555,578	443,297
Operating Income	121,066	59,822	219,366	104,021
Other Income and Expense
Interest Charges	8,991	9,555	17,939	18,953
Nonservice Cost Components of Postretirement Benefits	(751)	624	(772)	1,006
Other Income (Expense), net	(889)	734	(629)	1,892
Income Before Income Taxes	111,937	50,377	201,570	85,954
Income Tax Expense	26,000	8,308	43,630	13,556
Net Income	$85,937	$42,069	$157,940	$72,398

Weighted-Average Common Shares Outstanding:
Basic	41,597	41,500	41,573	41,478
Diluted	41,944	41,818	41,907	41,759
Earnings Per Share:
Basic	$2.07	$1.01	$3.80	$1.75
Diluted	$2.05	$1.01	$3.77	$1.73
See accompanying notes to consolidated financial statements.

OTTER TAIL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021

Net Income	$85,937	$42,069	$157,940	$72,398
Other Comprehensive Income (Loss):
Unrealized Loss on Available-for-Sale Securities, net of tax benefit of $20, $10, $81, and $20	(74)	(40)	(305)	(75)
Pension and Other Postretirement Benefits, net of tax benefit (expense) of $(37), $(50), $29, and $(103)	106	141	(84)	291
Total Other Comprehensive Income (Loss)	32	101	(389)	216
Total Comprehensive Income	$85,969	$42,170	$157,551	$72,614
See accompanying notes to consolidated financial statements.

OTTER TAIL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)

(in thousands, except common shares outstanding)	Common Shares Outstanding	Par Value, Common Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity

Balance, March 31, 2022	41,605,884	$208,029	$421,449	$424,605	$(6,945)	$1,047,138
Stock Issued Under Share-Based Compensation Plans, net of shares withheld for employee taxes	24,915	125	(105)	—	—	20
Net Income	—	—	—	85,937	—	85,937
Other Comprehensive Income	—	—	—	—	32	32
Stock Compensation Expense	—	—	607	—	—	607
Common Dividends ($0.4125 per share)	—	—	—	(17,191)	—	(17,191)
Balance, June 30, 2022	41,630,799	$208,154	$421,951	$493,351	$(6,913)	$1,116,543

Balance, March 31, 2021	41,510,455	$207,552	$416,707	$271,999	$(8,392)	$887,866
Stock Issued Under Share-Based Compensation Plans, net of shares withheld for employee taxes	28,254	142	(123)	—	—	19
Stock Issued Under Dividend Reinvestment and Stock Purchase Plans, net of expenses and repurchased shares	—	—	(41)	—	—	(41)
Net Income	—	—	—	42,069	—	42,069
Other Comprehensive Income	—	—	—	—	101	101
Stock Compensation Expense	—	—	1,327	—	—	1,327
Common Dividends ($0.39 per share)	—	—	—	(16,218)	—	(16,218)
Balance, June 30, 2021	41,538,709	$207,694	$417,870	$297,850	$(8,291)	$915,123

Balance, December 31, 2021	41,551,524	$207,758	$419,760	$369,783	$(6,524)	$990,777
Stock Issued Under Share-Based Compensation Plans, net of shares withheld for employee taxes	79,275	396	(3,320)	—	—	(2,924)
Net Income	—	—	—	157,940	—	157,940
Other Comprehensive Loss	—	—	—	—	(389)	(389)
Stock Compensation Expense	—	—	5,511	—	—	5,511
Common Dividends ($0.825 per share)	—	—	—	(34,372)	—	(34,372)
Balance, June 30, 2022	41,630,799	$208,154	$421,951	$493,351	$(6,913)	$1,116,543

Balance, December 31, 2020	41,469,879	$207,349	$414,246	$257,878	$(8,507)	$870,966
Stock Issued Under Share-Based Compensation Plans, net of shares withheld for employee taxes	68,830	345	(1,833)	—	—	(1,488)
Stock Issued Under Dividend Reinvestment and Stock Purchase Plans, net of expenses and repurchased shares	—	—	(67)	—	—	(67)
Net Income	—	—	—	72,398	—	72,398
Other Comprehensive Income	—	—	—	—	216	216
Stock Compensation Expense	—	—	5,524	—	—	5,524
Common Dividends ($0.78 per share)	—	—	—	(32,426)	—	(32,426)
Balance, June 30, 2021	41,538,709	$207,694	$417,870	$297,850	$(8,291)	$915,123
See accompanying notes to consolidated financial statements.

OTTER TAIL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended June 30,
(in thousands)	2022	2021

Operating Activities
Net Income	$157,940	$72,398
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	47,113	45,295
Deferred Tax Credits	(373)	(372)
Deferred Income Taxes	25,160	11,327
Discretionary Contribution to Pension Plan	(20,000)	(10,000)
Allowance for Equity Funds Used During Construction	(617)	(172)
Stock Compensation Expense	5,511	5,524
Other, Net	4,893	(2,864)
Changes in Operating Assets and Liabilities:
Receivables	(50,885)	(49,465)
Inventories	2,889	(10,859)
Regulatory Assets	5,604	5,753
Other Assets	3,240	(12,920)
Accounts Payable	1,933	16,905
Accrued and Other Liabilities	(3,394)	(468)
Regulatory Liabilities	(3,859)	(4,811)
Pension and Other Postretirement Benefits	475	3,303
Net Cash Provided by Operating Activities	175,630	68,574
Investing Activities
Capital Expenditures	(70,791)	(76,891)
Proceeds from Disposal of Noncurrent Assets	2,840	4,562
Cash Used for Investments and Other Assets	(5,944)	(4,074)
Net Cash Used in Investing Activities	(73,895)	(76,403)
Financing Activities
Net Borrowings (Repayments) on Short-Term Debt	(91,163)	46,960
Proceeds from Issuance of Long-Term Debt	90,000	—
Payments for Retirement of Long-Term Debt	—	(169)
Dividends Paid	(34,372)	(32,426)
Payments for Shares Withheld for Employee Tax Obligations	(2,942)	(1,507)
Other, net	(2,806)	(4,712)
Net Cash (Used in) Provided by Financing Activities	(41,283)	8,146
Net Change in Cash and Cash Equivalents	60,452	317
Cash and Cash Equivalents at Beginning of Period	1,537	1,163
Cash and Cash Equivalents at End of Period	$61,989	$1,480

Supplemental Disclosure of Noncash Investing Activities
Accrued Property, Plant and Equipment Additions	$11,116	$24,390
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
Because of the seasonality of our businesses and other factors, the earnings for the three and six months ended June 30, 2022 should not be taken as an indication of earnings for all or any part of the balance of the current year or as an indication of earnings for future years.
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
Information for each segment and our unallocated corporate costs for the three and six months ended June 30, 2022 and 2021 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021

Operating Revenue
Electric	$130,949	$106,155	$261,365	$229,855
Manufacturing	103,196	84,284	208,154	160,107
Plastics	165,895	95,169	305,425	157,356
Total	$400,040	$285,608	$774,944	$547,318
Net Income (Loss)
Electric	$18,858	$15,433	$38,091	$33,019
Manufacturing	7,555	5,705	11,639	11,089
Plastics	63,959	22,544	114,806	31,692
Corporate	(4,435)	(1,613)	(6,596)	(3,402)
Total	$85,937	$42,069	$157,940	$72,398

The following provides the identifiable assets by segment and corporate assets as of June 30, 2022 and December 31, 2021:

(in thousands)	June 30, 2022	December 31, 2021

Identifiable Assets
Electric	$2,309,245	$2,283,776
Manufacturing	267,050	251,044
Plastics	201,724	162,565
Corporate	97,481	57,445
Total	$2,875,500	$2,754,830
3. Revenue
Presented below are our operating revenues to external customers, in total and by amounts arising from contracts with customers and alternative revenue program (ARP) arrangements, disaggregated by revenue source and segment for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021

Operating Revenues
Electric Segment
Retail: Residential	$33,011	$28,709	$73,743	$66,176
Retail: Commercial and Industrial	78,521	58,390	149,527	124,811
Retail: Other	2,071	1,888	3,972	3,706
Total Retail	113,603	88,987	227,242	194,693
Transmission	11,697	11,840	24,254	23,785
Wholesale	3,537	3,260	6,000	7,767
Other	2,112	2,068	3,869	3,610
Total Electric Segment	130,949	106,155	261,365	229,855
Manufacturing Segment
Metal Parts and Tooling	88,296	71,013	177,869	133,686
Plastic Products and Tooling	11,416	10,131	23,860	20,426
Scrap Metal Sales	3,484	3,140	6,425	5,995
Total Manufacturing Segment	103,196	84,284	208,154	160,107
Plastics Segment
PVC Pipe	165,895	95,169	305,425	157,356
Total Operating Revenue	400,040	285,608	774,944	547,318
Less: Non-contract Revenues Included Above
Electric Segment - ARP Revenues	(4,928)	(1,782)	(7,388)	(2,757)
Total Operating Revenues from Contracts with Customers	$404,968	$287,390	$782,332	$550,075
4. Select Balance Sheet Information
Receivables and Allowance for Credit Losses
Receivables as of June 30, 2022 and December 31, 2021 are as follows:

(in thousands)	June 30, 2022	December 31, 2021

Receivables
Trade	$200,682	$142,297
Other	7,143	10,591
Unbilled Receivables	19,770	23,901
Total Receivables	227,595	176,789
Less: Allowance for Credit Losses	(1,757)	(1,836)
Receivables, net of allowance for credit losses	$225,838	$174,953

The following is a summary of activity in the allowance for credit losses for the six months ended June 30, 2022 and 2021:

(in thousands)	2022	2021

Beginning Balance, January 1	$1,836	$3,215
Additions Charged to Expense	382	284
Reductions for Amounts Written Off, Net of Recoveries	(461)	(773)
Ending Balance, June 30	$1,757	$2,726
Inventories
Inventories consist of the following as of June 30, 2022 and December 31, 2021:

(in thousands)	June 30, 2022	December 31, 2021

Raw Material, Fuel and Supplies	$79,735	$72,882
Work in Process	34,700	35,705
Finished Goods	32,529	39,903
Total Inventories	$146,964	$148,490
Investments
The following is a summary of our investments as of June 30, 2022 and December 31, 2021:

(in thousands)	June 30, 2022	December 31, 2021

Corporate-Owned Life Insurance Policies	$37,502	$41,078
Debt Securities	8,351	9,202
Money Market Funds	2,122	949
Mutual Funds	5,546	5,432
Other Investments	34	29
Total Investments	$53,555	$56,690
The amount of unrealized gains and losses on debt securities as of June 30, 2022 and December 31, 2021 was not material and no unrealized losses were deemed to be other-than-temporary. In addition, the amount of unrealized gains and losses on marketable equity securities still held as of June 30, 2022 and December 31, 2021 was not material.
Property, Plant and Equipment
Major classes of property, plant and equipment as of June 30, 2022 and December 31, 2021 include:

(in thousands)	June 30, 2022	December 31, 2021

Electric Plant
Electric Plant in Service	$2,785,850	$2,758,445
Construction Work in Progress	96,763	74,926
Total Gross Electric Plant	2,882,613	2,833,371
Less Accumulated Depreciation and Amortization	843,296	817,302
Net Electric Plant	2,039,317	2,016,069
Nonelectric Property, Plant and Equipment
Nonelectric Property, Plant and Equipment in Service	279,123	273,950
Construction Work in Progress	18,483	16,611
Total Gross Nonelectric Property, Plant and Equipment	297,606	290,561
Less Accumulated Depreciation and Amortization	187,004	182,025
Net Nonelectric Property, Plant and Equipment	110,602	108,536
Net Property, Plant and Equipment	$2,149,919	$2,124,605

5. Regulatory Matters
Regulatory Assets and Liabilities
The following presents our current and long-term regulatory assets and liabilities as of June 30, 2022 and December 31, 2021 and the period we expect to recover or refund such amounts:

	Period of	June 30, 2022		December 31, 2021
(in thousands)	Recovery/Refund	Current	Long-Term	Current	Long Term

Regulatory Assets
Pension and Other Postretirement Benefit Plans[1]	Various	$7,791	$112,011	$7,791	$114,961
Alternative Revenue Program Riders[2]	Up to 2 years	4,695	5,370	11,889	5,564
Asset Retirement Obligations[1]	Asset lives	—	1,238	—	742
ISO Cost Recovery Trackers[1]	Up to 2 years	440	726	—	1,342
Unrecovered Project Costs[1]	Up to 5 years	356	1,136	2,136	1,455
Deferred Rate Case Expenses[1]	Various	477	943	607	1,131
Debt Reacquisition Premiums[1]	Up to 11 years	35	228	100	240
Fuel Clause Adjustments[1]	Up to 1 year	6,797	—	4,819	—
Other[1]	Various	84	302	—	73
Total Regulatory Assets		$20,675	$121,954	$27,342	$125,508
Regulatory Liabilities
Deferred Income Taxes	Asset lives	$—	$128,836	$—	$129,437
Plant Removal Obligations	Asset lives	8,544	101,458	8,306	101,595
Fuel Clause Adjustments	Up to 1 year	1,554	—	1,554	—
Alternative Revenue Program Riders	Various	3,371	5,104	5,772	3,336
Pension and Other Postretirement Benefit Plans	Up to 1 year	2,603	—	2,603	—
Derivative Instruments	Various	3,120	—	6,214	—
Other	Various	266	58	395	62
Total Regulatory Liabilities		$19,458	$235,456	$24,844	$234,430

[1]Costs subject to recovery without a rate of return.
[2]Amount eligible for recovery includes an incentive or rate of return.
Minnesota Rate Case
On November 2, 2020, OTP filed an initial request with the MPUC for an increase in revenue recoverable through base rates in Minnesota, and on December 3, 2020, the MPUC approved an interim annual rate increase of $6.9 million, or 3.2%, effective January 1, 2021.
On February 1, 2022, the MPUC issued its written order on final rates. The key provisions of the order included a revenue requirement of $209.0 million, based on a return on rate base of 7.18% and an allowed return on equity of 9.48% on an equity ratio of 52.5%. The order also authorized recovery of our remaining Hoot Lake Plant net asset over a five-year period and approved the requested decoupling mechanism for most residential and commercial customer rate groups with a cap of 4% of annual base revenues.
On May 12, 2022, OTP's final rate case compliance filing was approved by the MPUC. The filing included final revenue calculations, rate design and resulting tariff revisions, along with a determination of the interim rate refund, which resulted in an increase in revenues during the second quarter of 2022 of $4.1 million. Final rates took effect on July 1, 2022, and we anticipate interim rate refunds will be applied to customer bills in the third quarter of 2022.
6. Short-Term and Long-Term Borrowings
The following is a summary of our outstanding short- and long-term borrowings by borrower, OTC or Otter Tail Power (OTP), as of June 30, 2022 and December 31, 2021:
Short-Term Debt
The following is a summary of our lines of credit as of June 30, 2022 and December 31, 2021:

		June 30, 2022			December 31, 2021
(in thousands)	Borrowing Limit	Amount Outstanding	Letters of Credit	Amount Available	Amount Available

OTC Credit Agreement	$170,000	$—	$—	$170,000	$147,363
OTP Credit Agreement	170,000	—	7,844	162,156	88,315
Total	$340,000	$—	$7,844	$332,156	$235,678
Long-Term Debt
The following is a summary of outstanding long-term debt by borrower as of June 30, 2022 and December 31, 2021:

				(in thousands)
Entity	Debt Instrument	Rate	Maturity	June 30, 2022	December 31, 2021

OTC	Guaranteed Senior Notes	3.55%	12/15/26	$80,000	$80,000
OTP	Series 2007B Senior Unsecured Notes	6.15%	08/20/22	30,000	30,000
OTP	Series 2007C Senior Unsecured Notes	6.37%	08/02/27	42,000	42,000
OTP	Series 2013A Senior Unsecured Notes	4.68%	02/27/29	60,000	60,000
OTP	Series 2019A Senior Unsecured Notes	3.07%	10/10/29	10,000	10,000
OTP	Series 2020A Senior Unsecured Notes	3.22%	02/25/30	10,000	10,000
OTP	Series 2020B Senior Unsecured Notes	3.22%	08/20/30	40,000	40,000
OTP	Series 2021A Senior Unsecured Notes	2.74%	11/29/31	40,000	40,000
OTP	Series 2007D Senior Unsecured Notes	6.47%	08/20/37	50,000	50,000
OTP	Series 2019B Senior Unsecured Notes	3.52%	10/10/39	26,000	26,000
OTP	Series 2020C Senior Unsecured Notes	3.62%	02/25/40	10,000	10,000
OTP	Series 2013B Senior Unsecured Notes	5.47%	02/27/44	90,000	90,000
OTP	Series 2018A Senior Unsecured Notes	4.07%	02/07/48	100,000	100,000
OTP	Series 2019C Senior Unsecured Notes	3.82%	10/10/49	64,000	64,000
OTP	Series 2020D Senior Unsecured Notes	3.92%	02/25/50	15,000	15,000
OTP	Series 2021B Senior Unsecured Notes	3.69%	11/29/51	100,000	100,000
OTP	Series 2022A Senior Unsecured Notes	3.77%	05/20/52	90,000	—
Total				$857,000	$767,000
Less:	Current Maturities, Net of Unamortized Debt Issuance Costs			29,996	29,983
	Unamortized Long-Term Debt Issuance Costs			3,305	3,003
Total Long-Term Debt, Net of Unamortized Debt Issuance Costs				$823,699	$734,014
On June 10, 2021, OTP entered into a Note Purchase Agreement pursuant to which OTP agreed to issue, in a private placement transaction, $230.0 million of senior unsecured notes consisting of (a) $40.0 million of 2.74% Series 2021A Senior Unsecured Notes due November 29, 2031, (b) $100.0 million of 3.69% Series 2021B Senior Unsecured Notes due November 29, 2051 and (c) $90.0 million of 3.77% Series 2022A Senior Unsecured Notes due May 20, 2052. In November 2021, OTP issued its Series 2021A and Series 2021B Notes for aggregate proceeds of $140.0 million, which were used to repay the Series 2011A Notes in full. In May 2022, OTP issued its Series 2022A Notes for proceeds of $90.0 million, which were used, in part, to repay short-term borrowings, fund capital expenditures, and for other general corporate purposes.
Financial Covenants
Certain of OTC's and OTP's short- and long-term debt agreements require the borrower, whether OTC or OTP, to maintain certain financial covenants, including a maximum debt to total capitalization ratio of 0.60 to 1.00, a minimum interest and dividend coverage ratio of 1.50 to 1.00, and a maximum level of priority indebtedness. As of June 30, 2022, OTC and OTP were in compliance with these financial covenants.

7. Employee Postretirement Benefits
Pension Plan and Other Postretirement Benefits
The Company sponsors a noncontributory funded pension plan (the "Pension Plan"), an unfunded, nonqualified Executive Survivor and Supplemental Retirement Plan (the "ESSRP"), both accounted for as defined benefit pension plans, and a postretirement healthcare plan accounted for as an other postretirement benefit plan.
The following tables include the components of net periodic benefit cost of our defined benefit pension plans and other postretirement benefits for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	Pension Benefits (Pension Plan)		Pension Benefits (ESSRP)		Postretirement Benefits
(in thousands)	2022	2021	2022	2021	2022	2021

Service Cost	$1,644	$1,865	$49	$46	$334	$431
Interest Cost	3,086	2,915	336	307	511	473
Expected Return on Assets	(5,921)	(5,589)	—	—	—	—
Amortization of Prior Service Cost	—	—	—	—	(1,434)	(1,434)
Amortization of Net Actuarial Loss	1,967	2,729	142	156	766	944
Net Periodic Benefit Cost	$776	$1,920	$527	$509	$177	$414

	Six Months Ended June 30,
	Pension Benefits (Pension Plan)		Pension Benefits (ESSRP)		Postretirement Benefits
(in thousands)	2022	2021	2022	2021	2022	2021

Service Cost	$3,288	$3,731	$98	$93	$669	$861
Interest Cost	6,172	5,830	671	614	1,021	946
Expected Return on Assets	(11,842)	(11,179)	—	—	—	—
Amortization of Prior Service Cost	—	—	—	—	(2,867)	(2,867)
Amortization of Net Actuarial Loss	3,933	5,457	284	311	1,532	1,887
Net Periodic Benefit Cost	$1,551	$3,839	$1,053	$1,018	$355	$827
The following table includes the impact of regulation on the recognition of periodic benefit cost arising from pension and other postretirement benefits for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021

Net Periodic Benefit Cost	$1,480	$2,843	$2,959	$5,684
Net Amount Amortized (Deferred) Due to the Effect of Regulation	(204)	123	324	7
Net Periodic Benefit Cost Recognized	$1,276	$2,966	$3,283	$5,691
We had no minimum funding requirements for our pension plan or any other postretirement benefit plans as of December 31, 2021, but made a discretionary contribution of $20.0 million to our Pension Plan in February 2022.

8. Income Taxes
The reconciliation of the statutory federal income tax rate to our effective tax rate for each of the three and six months ended June 30, 2022 and 2021 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Federal Statutory Rate	21.0%	21.0%	21.0%	21.0%
Increases (Decreases) in Tax from:
State Taxes on Income, Net of Federal Tax	5.0	5.0	5.0	5.0
Production Tax Credits (PTCs)	(4.2)	(6.3)	(4.3)	(6.8)
Amortization of Excess Deferred Income Taxes	—	(2.0)	(0.5)	(2.4)
North Dakota Wind Tax Credit Amortization, Net of Federal Tax	(0.1)	(0.3)	(0.2)	(0.3)
Corporate-Owned Life Insurance	0.9	(1.0)	0.6	(0.8)
Other, Net	0.6	0.1	—	0.1
Effective Tax Rate	23.2%	16.5%	21.6%	15.8%
9. Commitments and Contingencies
Commitments
Ashtabula III Purchase. On June 23, 2022, OTP exercised its option to acquire the Ashtabula III wind farm, a 62.4 megawatt wind farm located in eastern North Dakota, for $49.7 million, subject to certain closing adjustments. Since 2013, OTP has purchased the wind-generated electricity from the Ashtabula III wind farm pursuant to a purchase power agreement, and that agreement granted OTP the option to purchase the wind farm. The purchase is subject to certain customary closing conditions and regulatory approval. We anticipate the transaction will close in January 2023.
Contingencies
FERC ROE. In November 2013 and February 2015, customers filed complaints with the Federal Energy Regulatory Commission (FERC) seeking to reduce the return on equity (ROE) component of the transmission rates that Midcontinent Independent System Operator, Inc. (MISO) transmission owners, including OTP, may collect under the MISO tariff rate. FERC's most recent order, issued on November 19, 2020, adopted a revised ROE methodology and set the base ROE at 10.02% (10.52% with an adder) effective for the fifteen-month period from November 2013 to February 2015 and on a prospective basis beginning in September 2016. The order also dismissed any complaints covering the period from February 2015 to May 2016. The November 2020 opinion is subject to judicial review. We have deferred recognition and recorded a refund liability of $2.5 million as of June 30, 2022. This refund liability reflects our best estimate of required refunds to customers once all regulatory and judicial proceedings are completed.
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
Coyote Station, OTP's jointly owned coal-fired power plant in North Dakota, is subject to assessment in the second implementation period under the North Dakota state implementation plan. The North Dakota Department of Environmental Quality (NDDEQ) has published a draft of its state implementation plan for public comment and held a public information session regarding the proposed plan. The draft plan concluded it is not reasonable to require additional emission controls during this planning period. The EPA has provided comments on the draft North Dakota state implementation plan in which it expressed disagreement with the NDDEQ's recommendation to forgo additional emission controls and has indicated that the current plan is not likely to be accepted. We anticipate the NDDEQ will file their proposed plan to the EPA for approval in August 2022.
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
Other Contingencies. We are party to litigation and regulatory matters arising in the normal course of business. We regularly analyze relevant information and, as necessary, estimate and record accrued liabilities for legal, regulatory enforcement and other matters in which a loss is probable of occurring and can be reasonably estimated. We believe the effect on our consolidated operating results, financial position and cash flows, if any, for the disposition of all matters pending as of June 30, 2022, other than those discussed above, will not be material.

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
On May 3, 2021, we filed a second registration statement with the SEC for the issuance of up to 1,500,000 common shares under an Automatic Dividend Reinvestment and a Share Purchase Plan, which provides shareholders, retail customers of OTP and other interested investors methods of purchasing our common shares, by reinvesting their dividends or making optional cash investments. Shares purchased under the plan may be newly issued common shares or common shares purchased on the open market. During the six months ended June 30, 2022, we issued 70,369 shares under this plan. We repurchased a sufficient number of shares on the open market to satisfy issuance under the plan; accordingly no proceeds from the issuance were received. As of June 30, 2022, there were 1,314,451 shares available for purchase or issuance under the plan. The registration statement expires in May 2024.
Dividend Restrictions
OTC is a holding company with no significant operations of its own. The primary source of funds for payments of dividends to our shareholders is from dividends paid or distributions made by our subsidiaries. As a result of certain statutory limitations or regulatory or financing agreements, the amount of distributions allowed to be made by our subsidiaries or the amount of dividends paid by OTC could be restricted. Both the OTC Credit Agreement and OTP Credit Agreement contain restrictions on the payment of cash dividends upon a default or event of default, including failure to maintain certain financial covenants. As of June 30, 2022, we were in compliance with these financial covenants.
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
The Minnesota Public Utilities Commission (MPUC) indirectly limits the amount of dividends OTP can pay to OTC by requiring an equity-to-total-capitalization ratio between 48.0% and 58.7% based on OTP’s capital structure petition effective by order of the MPUC on January 26, 2022. As of June 30, 2022, OTP’s equity-to-total-capitalization ratio, including short-term debt, was 52.2% and its net assets restricted from distribution totaled approximately $714.4 million. Under the MPUC order, total capitalization for OTP cannot exceed $1.7 billion.

11. Accumulated Other Comprehensive Income (Loss)
The following shows the changes in accumulated other comprehensive loss for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022					2021
(in thousands)	Pension and Other Postretirement Benefits		Net Unrealized Gains (Losses) on Available-for-Sale Securities		Total	Pension and Other Postretirement Benefits		Net Unrealized Gains (Losses) on Available-for-Sale Securities		Total
Balance, Beginning of Period	$(6,727)		$(218)		$(6,945)	$(8,566)		$174		$(8,392)
Other Comprehensive Loss Before Reclassifications, net of tax	—		(75)		(75)	—		(1)		(1)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	106	(1)	1	(2)	107	141	(1)	(39)	(2)	102
Total Other Comprehensive Income (Loss)	106		(74)		32	141		(40)		101
Balance, End of Period	$(6,621)		$(292)		$(6,913)	$(8,425)		$134		$(8,291)

	Six Months Ended June 30,
	2022					2021
(in thousands)	Pension and Other Postretirement Benefits		Net Unrealized Gains (Losses) on Available-for-Sale Securities		Total	Pension and Other Postretirement Benefits		Net Unrealized Gains (Losses) on Available-for-Sale Securities		Total
Balance, Beginning of Period	$(6,537)		$13		$(6,524)	$(8,716)		$209		$(8,507)
Other Comprehensive Loss Before Reclassifications, net of tax	—		(306)		(306)	—		(32)		(32)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(84)	(1)	1	(2)	(83)	291	(1)	(43)	(2)	248
Total Other Comprehensive Income (Loss)	(84)		(305)		(389)	291		(75)		216
Balance, End of Period	$(6,621)		$(292)		$(6,913)	$(8,425)		$134		$(8,291)
(1) Included in the computation of net periodic pension and other postretirement benefit costs. See Note 7.
(2) Included in other income (expense), net on the accompanying consolidated statements of income.
12. Share-Based Payments
Stock Compensation Expense
Stock-based compensation expense arising from our employee stock purchase plan and share-based compensation plans, recognized within operating expenses in the consolidated statements of income, amounted to $0.6 million and $1.3 million for the three months ended June 30, 2022 and 2021, respectively, and $5.5 million for both the six months ended June 30, 2022 and 2021.
Restricted Stock Awards. We grant restricted stock awards to members of our Board of Directors and restricted stock units to certain key employees. The awards vest, depending on award type and recipient, either ratably over periods of three or four years or cliff vest after four years. Vesting is accelerated in certain circumstances, including on retirement.
The following is a summary of stock award activity for the six months ended June 30, 2022:

	Shares	Weighted Average Grant-Date Fair Value

Nonvested, January 1, 2022	138,093	$44.48
Granted	51,286	59.95
Vested	(47,828)	45.25
Forfeited	—	—
Nonvested, June 30, 2022	141,551	$49.83
The fair value of vested awards was $3.0 million and $2.1 million during the six months ended June 30, 2022 and 2021, respectively.

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
The grant date fair value of stock performance awards granted during the six months ended June 30, 2022 and 2021 was determined using a Monte Carlo fair value simulation model incorporating the following assumptions:

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
The following is a summary of stock performance award activity for the six months ended June 30, 2022 (share amounts reflect awards at target):

	Shares	Weighted Average Grant-Date Fair Value

Nonvested, January 1, 2022	189,600	$42.54
Granted	55,800	54.91
Vested	(55,600)	43.30
Forfeited	—	—
Nonvested, June 30, 2022	189,800	$45.95
The fair value of vested awards was $5.1 million and $2.5 million during the six months ended June 30, 2022 and 2021, respectively.
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
The following includes the computation of the denominator for basic and diluted weighted-average shares outstanding for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021

Weighted Average Common Shares Outstanding – Basic	41,597	41,500	41,573	41,478
Effect of Dilutive Securities:
Stock Performance Awards	259	223	239	183
Restricted Stock Awards	85	75	94	80
Employee Stock Purchase Plan Shares and Other	3	20	1	18
Dilutive Effect of Potential Common Shares	347	318	334	281
Weighted Average Common Shares Outstanding – Diluted	41,944	41,818	41,907	41,759
The amount of shares excluded from diluted weighted-average common shares outstanding because such shares were anti-dilutive was not material for the three and six months ended June 30, 2022 and 2021.

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
As of June 30, 2022, OTP had outstanding pay-fixed, receive-variable swap agreements with an aggregate notional amount of 156,800 megawatt-hours of electricity, which will be settled periodically throughout 2022 and 2023. As of June 30, 2022, the fair value of these derivative instruments was $3.1 million, which is included in other current assets, $0.1 million, which is included in other current liabilities, and $0.2 million, which is included in other noncurrent liabilities, on the consolidated balance sheets. As of December 31, 2021, the fair value of these types of derivative contracts was $6.2 million, which is included in other current assets. During the six months ended June 30, 2022, contracts matured and were settled in an aggregate amount of $2.8 million. There were no contracts settled during the three or six months ended June 30, 2021, and no contracts settled during the three months ended June 30, 2022.
15. Fair Value Measurements
The following tables present our assets and liabilities measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 classified by the input method used to measure fair value:

(in thousands)	Level 1	Level 2	Level 3

June 30, 2022
Assets:
Investments:
Money Market Funds	$2,122	$—	$—
Mutual Funds	5,546	—	—
Corporate Debt Securities	—	1,096	—
Government-Backed and Government-Sponsored Enterprises’ Debt Securities	—	7,255	—
Derivative Instruments	—	3,120	—
Total Assets	$7,668	$11,471	$—
Liabilities:
Derivative Instruments	$—	$326	$—
Total Liabilities	$—	$326	$—

December 31, 2021
Assets:
Investments:
Money Market Funds	$949	$—	$—
Mutual Funds	5,432	—	—
Corporate Debt Securities	—	1,333	—
Government-Backed and Government-Sponsored Enterprises’ Debt Securities	—	7,869	—
Derivative Instruments	—	6,214	—
Total Assets	$6,381	$15,416	$—
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
In addition to assets recorded at fair value on a recurring basis, we also hold financial instruments that are not recorded at fair value in the consolidated balance sheets but for which disclosure of the fair value of these financial instruments is provided. The following reflects the carrying value and estimated fair value of these assets and liabilities as of June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Assets:
Cash and Cash Equivalents	$61,989	$61,989	$1,537	$1,537
Total	61,989	61,989	1,537	1,537
Liabilities:
Short-Term Debt	—	—	91,163	91,163
Long-Term Debt	853,695	767,700	763,997	878,272
Total	$853,695	$767,700	$855,160	$969,435

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
Otter Tail Corporation and its subsidiaries form a diverse group of businesses with operations classified into three segments: Electric, Manufacturing and Plastics. Our Electric segment business is a vertically integrated, regulated utility with generation, transmission and distribution facilities to serve our customers in western Minnesota, eastern North Dakota and northeastern South Dakota. Our Manufacturing segment provides metal fabrication for custom machine parts and metal components and manufactures extruded and thermoformed plastic products. Our Plastics segment manufactures PVC pipe for use in, among other applications, municipal and rural water, wastewater, and water reclamation projects.
STEEL AVAILABILITY AND PRICING
Steel is a key material input to BTD Manufacturing, Inc. (BTD), our metal fabrication business within our Manufacturing segment. Steel prices increased rapidly throughout 2021, peaking in the fourth quarter at historically high levels, and have been highly volatile in the first half of 2022 but began to decline at the end of the second quarter. The increase in steel prices has led to increased sale prices for our products at BTD as we passed along material cost increases to our customers. Consistent with steel prices, scrap metal prices also increased throughout 2021 and remained elevated in the first half of 2022, positively impacting our financial results during this period. While steel prices have recently declined, and are expected to moderate through the remainder of 2022, they are expected to remain above historical levels through the end of the year. Scrap metal prices are also expected to moderate throughout the rest of 2022.
PVC PIPE SUPPLY AND DEMAND CONDITIONS
PVC resin is the primary material input of the PVC pipe manufactured by our Plastics segment businesses. Resin supply disruptions throughout 2021, along with robust domestic and global demand for PVC resin, led to significantly increased resin prices. Supply disruptions for resin and other additives and ingredients used in the manufacturing process also resulted in reduced manufacturing of PVC pipe and low pipe inventories across the industry. This combination of disrupted raw material supply and the resulting low PVC pipe inventories along with robust demand for PVC pipe led to rapidly increasing sale prices for PVC pipe throughout 2021 and 2022. The increase in sale prices has outpaced the increase in PVC resin costs, leading to expanding gross profit margins. While PVC resin supplies have improved in 2022, the price of PVC resin has remained high, driven by rising feedstock prices related to energy supply disruptions, and the demand for PVC pipe has remained strong. PVC resin prices are now expected to start declining during the last half of 2022.
The unique market dynamics experienced by our Plastics segment businesses in 2021 and the first half of 2022 have resulted in a significant increase in earnings compared to prior periods. We currently expect earnings of our Plastics segment to remain elevated relative to historical levels through the end of 2022 and into 2023, but as the industry supply and demand conditions normalize we expect segment earnings to normalize beginning in 2024.
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

CONSOLIDATED RESULTS
The following table summarizes consolidated operating results for the three months ended June 30, 2022 and 2021:

(in thousands)	2022	2021	$ change	% change

Operating Revenues	$400,040	$285,608	$114,432	40.1%
Operating Expenses	278,974	225,786	53,188	23.6
Operating Income	121,066	59,822	61,244	102.4
Interest Charges	8,991	9,555	(564)	(5.9)
Nonservice Cost Components of Postretirement Benefits	(751)	624	(1,375)	(220.4)
Other Income (Expense)	(889)	734	(1,623)	(221.1)
Income Before Income Taxes	111,937	50,377	61,560	122.2
Income Tax Expense	26,000	8,308	17,692	213.0
Net Income	$85,937	$42,069	$43,868	104.3%
Operating Revenues increased $114.4 million primarily due to increases in PVC pipe sales prices within our Plastics segment. PVC pipe sale prices increased due to strong demand for PVC pipe products, limited PVC pipe inventories, and increases in the cost of resin. In our Electric segment, increased fuel recovery revenues, driven by higher fuel and purchased power costs, and increased commercial and industrial sales volumes contributed to higher operating revenues. Increased steel prices led to increased sales prices and operating revenues in our Manufacturing segment. See our segment disclosures below for additional discussion of items impacting operating revenues.
Operating Expenses increased $53.2 million primarily due to increased costs of products sold in our Plastics and Manufacturing segments due to increased raw material costs. Operating expenses in our Electric segment increased primarily due to increased purchased power costs and higher operating and maintenance expenses. See our segment disclosures below for additional discussion of items impacting operating expenses.
Interest Charges decreased $0.6 million due to a decrease in the interest rate on our $140.0 million of fixed-rate long-term debt that was refinanced in December 2021, and a lower level of average short-term borrowings outstanding in 2022 compared to 2021.
Nonservice Cost Components of Postretirement Benefits decreased $1.4 million primarily due to the amortization of actuarial gains resulting from the increase in the discount rates used to measure our pension benefit and postretirement benefit liabilities as of December 31, 2021.
Other Income decreased $1.6 million primarily due to investment losses on our corporate-owned life insurance policies and other investments during the second quarter of 2022 compared to investment gains in the same period of the previous year.
Income Tax Expense increased $17.7 million primarily due to increased income before income taxes. Our effective tax rate was 23.2% in the second quarter of 2022 and 16.5% in the second quarter of 2021. The increase in our effective tax rate was driven by an increase in our income before income taxes without a corresponding increase in tax credits and other permanent differences that impact our effective tax rate. See Note 8 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding factors impacting our effective tax rate in 2022 and 2021.

ELECTRIC SEGMENT RESULTS
The following table summarizes Electric segment operating results for the three months ended June 30, 2022 and 2021:

(in thousands)	2022	2021	$ change	% change

Retail Revenues	$113,603	$88,987	$24,616	27.7%
Transmission Services Revenues	11,697	11,840	(143)	(1.2)
Wholesale Revenues	3,537	3,260	277	8.5
Other Electric Revenues	2,112	2,068	44	2.1
Total Operating Revenues	130,949	106,155	24,794	23.4
Production Fuel	14,714	12,164	2,550	21.0
Purchased Power	24,162	11,135	13,027	117.0
Operating and Maintenance Expenses	42,379	36,729	5,650	15.4
Depreciation and Amortization	18,390	18,153	237	1.3
Property Taxes	4,435	4,342	93	2.1
Operating Income	$26,869	$23,632	$3,237	13.7%

	2022	2021	change	% change

Electric kilowatt-hour (kwh) Sales (in thousands)
Retail kwh Sales	1,286,419	1,086,631	199,788	18.4%
Wholesale kwh Sales – Company Generation	56,514	104,151	(47,637)	(45.7)
Heating Degree Days	716	533	183	34.3
Cooling Degree Days	154	237	(83)	(35.0)

The operating results of our Electric segment are impacted by fluctuations in weather conditions and the resulting demand for electricity for heating and cooling. The following table shows heating and cooling degree days as a percent of normal for the three months ended June 30, 2022 and 2021.

	2022	2021

Heating Degree Days	135.1%	101.1%
Cooling Degree Days	129.4%	206.1%

The following table summarizes the estimated effect on diluted earnings per share of the difference in retail kwh sales under actual weather conditions and expected retail kwh sales under normal weather conditions in 2022 and 2021, and between years.

	2022 vs Normal	2022 vs 2021	2021 vs Normal

Effect on Diluted Earnings Per Share	$0.03	$—	$0.03

Retail Revenues increased $24.6 million primarily due to the following:
•A $15.8 million increase in fuel recovery revenues primarily due to increased purchased power costs resulting from increased natural gas and market energy prices, increased purchased power volumes due to a planned outage at Coyote Station during the second quarter of 2022, and increased customer demand.
•A $5.2 million increase in retail sales volumes from commercial and industrial customers, primarily due to a new commercial customer load in North Dakota.
•A $4.1 million increase in interim rate revenue due to the finalization of the interim rate refund, as approved by the MPUC in the second quarter of 2022.
These increases were partially offset by a $0.9 million decrease in conservation improvement program (CIP) revenue as CIP spending, and related cost recovery, decreased compared to the previous year.
Production Fuel costs increased $2.6 million as a result of increased fuel cost per kwh, which was partially offset by a 21% decrease in kwhs generated from our fuel-burning plants due to our planned outage at Coyote Station and the retirement of Hoot Lake Plant in May 2021.
Purchased Power costs to serve retail customers increased $13.0 million due to a 64% increase in the price of purchased power per kwh, a 32% increase in the volume of purchased power resulting from the planned outage at Coyote Station, the retirement of Hoot Lake Plant and increased customer demand.
Operating and Maintenance Expense increased $5.7 million primarily due to a $3.0 million increase in maintenance costs from the planned outage at Coyote Station, higher labor costs arising from storm restoration work, and increased travel costs driven by higher fuel costs for our vehicle fleet and increased travel activities. These increased costs were partially offset by decreases in expenses related to our Minnesota rate case and lower CIP expenses compared to the previous year.
MANUFACTURING SEGMENT RESULTS
The following table summarizes Manufacturing segment operating results for the three months ended June 30, 2022 and 2021:

(in thousands)	2022	2021	$ change	% change

Operating Revenues	$103,196	$84,284	$18,912	22.4%
Cost of Products Sold (excluding depreciation)	78,515	62,725	15,790	25.2
Other Operating Expenses	9,890	9,735	155	1.6
Depreciation and Amortization	4,091	3,844	247	6.4
Operating Income	$10,700	$7,980	$2,720	34.1%
Operating Revenues increased $18.9 million primarily due to a $11.6 million increase in material costs at BTD, which are passed through to customers, as a result of higher steel prices. Steel prices were highly volatile in the second quarter of 2022 and were higher on average compared to the previous year, which resulted in increased revenues as we sold through high-priced inventory. Operating revenues also increased due to an 8% increase in sales volumes and price increases related to inflationary costs other than steel price increases being experienced across the business. Increases in sales prices at T.O. Plastics, due to strong customer demand in the horticulture sector, also contributed to the increase in operating revenues.
Cost of Products Sold increased $15.8 million primarily due to higher material costs and sales volumes at BTD. The increase in material costs was largely driven by increased steel prices as mentioned above. Cost of products sold at BTD was positively impacted by favorable cost absorption in the second quarter of 2022 compared to the prior year. Increased material costs, partially offset by decreased net freight costs, at T.O. Plastics also contributed to the increase in cost of products sold.
PLASTICS SEGMENT RESULTS
The following table summarizes Plastics segment operating results for the three months ended June 30, 2022 and 2021:

(in thousands)	2022	2021	$ change	% change

Operating Revenues	$165,895	$95,169	$70,726	74.3%
Cost of Products Sold (excluding depreciation)	73,951	59,853	14,098	23.6
Other Operating Expenses	4,340	3,674	666	18.1
Depreciation and Amortization	1,043	1,112	(69)	(6.2)
Operating Income	$86,561	$30,530	$56,031	183.5%
Operating Revenues increased $70.7 million primarily due to an 86% increase in the price per pound of PVC pipe sold. PVC pipe sale prices increased due to strong demand for PVC pipe products, limited PVC pipe inventories, and increases in the cost of resin. The supply and demand market conditions in the second quarter of 2022 were a continuation of the unique market dynamics experienced throughout 2021. Throughout 2021 and the first half of 2022, we, along with other PVC pipe manufacturers, experienced various supply constraints, affecting the availability of PVC resin, additives or other ingredients used to make PVC pipe, which prevented us and others from being able to build inventory levels. Sales volumes decreased 6% in the second quarter of 2022 compared to the prior year.
Cost of Products Sold increased $14.1 million primarily due to increased PVC resin and other input material costs, which increased 30% due to the market conditions described above. Labor, freight and various non-resin material costs also increased from the previous year.
Other Operating Expenses increased $0.7 million due to increased incentive compensation costs and sales commissions, which increased as a result of increased operating revenues and earnings compared to the previous year.
CORPORATE COSTS
The following table summarizes Corporate operating results for the three months ended June 30, 2022 and 2021:

(in thousands)	2022	2021	$ change	% change

Other Operating Expenses	$3,022	$2,260	$762	33.7%
Depreciation and Amortization	42	60	(18)	(30.0)
Operating Loss	$3,064	$2,320	$744	32.1%
Other Operating Expenses increased $0.8 million primarily due to increased employee benefit expenses related to increases in our estimated health insurance claim costs, partially offset by decreases in stock and incentive compensation costs, which were impacted by the amount and timing of current year earnings compared to last year.

RESULTS OF OPERATIONS – YEAR TO DATE
CONSOLIDATED RESULTS
The following table summarizes consolidated operating results for the six months ended June 30, 2022 and 2021:

(in thousands)	2022	2021	$ change	% change

Operating Revenues	$774,944	$547,318	$227,626	41.6%
Operating Expenses	555,578	443,297	112,281	25.3
Operating Income	219,366	104,021	115,345	110.9
Interest Charges	17,939	18,953	(1,014)	(5.4)
Nonservice Cost Components of Postretirement Benefits	(772)	1,006	(1,778)	(176.7)
Other Income	(629)	1,892	(2,521)	(133.2)
Income Before Income Taxes	201,570	85,954	115,616	134.5
Income Tax Expense	43,630	13,556	30,074	221.9
Net Income	$157,940	$72,398	$85,542	118.2%
Operating Revenues increased $227.6 million primarily due to higher PVC pipe prices within our Plastics segment and increased volumes and material costs, leading to higher sales prices, in our Manufacturing segment. Increased retail revenues within our Electric segment due to increased fuel recovery revenues and increased sales volumes with commercial and industrial customers also contributed to the higher operating revenues in 2022. See our segment disclosures below for additional discussion of items impacting operating revenues.
Operating Expenses increased $112.3 million primarily due to increased costs of products sold in our Plastics and Manufacturing segments primarily due to higher raw material costs. Operating expenses in our Electric segment increased primarily from higher purchased power costs due to an increase in the volume of purchased power, and higher operating and maintenance expenses, due to increased outage and storm restoration costs. See our segment disclosures below for additional discussion of items impacting operating expenses.
Interest Charges decreased $1.0 million due to a lowering of our average interest rate on our long-term debt as a result of refinancing activity in 2021 and 2022, and a decrease in our average short-term borrowings compared to the previous year.
Nonservice Cost Components of Postretirement Benefits decreased $1.8 million primarily due to the amortization of actuarial gains resulting from the increase in the discount rates used to measure our pension benefit and postretirement benefit liabilities as of December 31, 2021.
Other Income decreased $2.5 million primarily due to investment losses on our corporate-owned life insurance policies and other investments during the six months ended June 30, 2022 compared to investment gains in the same period of the previous year.
Income Tax Expense increased $30.1 million primarily due to increased income before income taxes. Our effective tax rate was 21.6% in 2022 and 15.8% in the previous year. The increase in our effective tax rate was driven by an increase in our income before income taxes without a corresponding increase in tax credits and other permanent differences that impact our effective tax rate. See Note 8 to our consolidated financial statements included in the report on Form 10-Q for additional information regarding factors impacting our effective tax rate.

ELECTRIC SEGMENT RESULTS
The following table summarizes Electric segment operating results for the six months ended June 30, 2022 and 2021:

(in thousands)	2022	2021	$ change	% change

Retail Revenues	$227,242	$194,693	$32,549	16.7%
Transmission Services Revenues	24,254	23,785	469	2.0
Wholesale Revenues	6,000	7,767	(1,767)	(22.8)
Other Electric Revenues	3,869	3,610	259	7.2
Total Operating Revenues	261,365	229,855	31,510	13.7
Production Fuel	29,567	26,878	2,689	10.0
Purchased Power	44,691	30,395	14,296	47.0
Operating and Maintenance Expenses	86,659	78,150	8,509	10.9
Depreciation and Amortization	36,772	35,461	1,311	3.7
Property Taxes	8,866	8,662	204	2.4
Operating Income	$54,810	$50,309	$4,501	8.9%

	2022	2021	change	% change
Electric kilowatt-hour (kwh) Sales (in thousands)
Retail kwh Sales	2,801,716	2,435,150	366,566	15.1%
Wholesale kwh Sales – Company Generation	122,701	184,574	(61,873)	(33.5)
Heating Degree Days	4,537	3,611	926	25.6
Cooling Degree Days	154	237	(83)	(35.0)

The operating results of our Electric segment are impacted by fluctuations in weather conditions and the resulting demand for electricity for heating and cooling. The following table shows heating and cooling degree days as a percent of normal for the six months ended June 30, 2022 and 2021.

	2022	2021

Heating Degree Days	114.9%	91.0%
Cooling Degree Days	129.4%	206.1%

The following table summarizes the estimated effect on diluted earnings per share of the difference in retail kwh sales under actual weather conditions and expected retail kwh sales under normal weather conditions in 2022 and 2021, and between years.

	2022 vs Normal	2022 vs 2021	2021 vs Normal

Effect on Diluted Earnings Per Share	$0.07	$0.07	$—

Retail Revenues increased $32.5 million primarily due to the following:
•A $19.4 million increase in fuel recovery revenues primarily due to increased purchased power costs due to higher purchased power volumes due to a planned outage at Coyote Station during the second quarter of 2022, along with increased customer demand and a decrease in credits provided to retail customers from decreased margins recognized on wholesale sales.
•A $7.4 million increase in retail sales volumes from commercial and industrial customers, primarily due to a new commercial customer load in North Dakota.
•A $4.2 million increase in revenues from the favorable impact of weather in the first six months of 2022 compared to the same period last year.
Increased interim rate revenue due to the finalization of the interim rate refund, as approved by the MPUC in the second quarter of 2022, along with increased transmission rider revenue also benefited retail revenues in the first six months of 2022. These increases were partially offset by a decrease in CIP revenue as a result of decreased CIP spending and related cost recovery.
Production Fuel costs increased $2.7 million due to increased fuel cost per kwh, which was partially offset by an 18% decrease in kwhs generated from our fuel-burning plants due to our planned outage at Coyote Station in 2022 and the retirement of Hoot Lake Plant in May 2021.
Purchased Power costs to serve retail customers increased $14.3 million primarily from a 46% increase in the volume of purchased power resulting from the planned outage at Coyote Station, the retirement of Hoot Lake Plant and increased customer demand.
Operating and Maintenance Expense increased $8.5 million, primarily due to a $3.4 million increase in maintenance costs from the planned outage at Coyote Station, increased transmission tariff expense from increased transmission volumes, higher labor costs arising from storm restoration work, and increased travel costs driven by higher fuel costs for our vehicle fleet and increased travel activities. Partially offsetting these increases were lower CIP expenses compared to the previous year and a decrease in expenses from our Minnesota rate case compared to 2021.
MANUFACTURING SEGMENT RESULTS
The following table summarizes Manufacturing segment operating results for the six months ended June 30, 2022 and 2021:

(in thousands)	2022	2021	$ change	% change

Operating Revenues	$208,154	$160,107	$48,047	30.0%
Cost of Products Sold (excluding depreciation)	164,676	119,036	45,640	38.3
Other Operating Expenses	18,736	17,946	790	4.4
Depreciation and Amortization	8,105	7,601	504	6.6
Operating Income	$16,637	$15,524	$1,113	7.2%
Operating Revenues increased $48.0 million primarily due to a $41.0 million increase in material costs at BTD, which are passed through to customers, as a result of higher steel prices. Steel prices have been highly volatile in 2022 and were higher on average compared to the previous year, which resulted in increased revenues as we sold through high-priced inventory. Operating revenues also increased due to a 2% increase in sales volumes and price increases related to inflationary costs being experienced across the business. Increases in sales prices and volumes at T.O. Plastics, primarily due to strong customer demand in the horticulture sector, also contributed to the increase in operating revenues.
Cost of Products Sold increased $45.6 million primarily due to higher material costs and sales volumes at BTD. The increase in material cost was largely driven by increased steel prices as mentioned above. Cost of products sold at BTD was positively impacted by favorable cost absorption in the first six months of 2022 compared to the prior year. Increased sales volumes and material costs, partially offset by decreased net freight costs, at T.O. Plastics also contributed to the increase in cost of products sold.
PLASTICS SEGMENT RESULTS
The following table summarizes Plastics segment operating results for the six months ended June 30, 2022 and 2021:

(in thousands)	2022	2021	$ change	% change

Operating Revenues	$305,425	$157,356	$148,069	94.1%
Cost of Products Sold (excluding depreciation)	139,549	105,519	34,030	32.3
Other Operating Expenses	8,304	6,619	1,685	25.5
Depreciation and Amortization	2,150	2,102	48	2.3
Operating Income	$155,422	$43,116	$112,306	260.5%
Operating Revenues increased $148.1 million, primarily due to a 101% increase in the price per pound of PVC pipe sold. As discussed above, PVC pipe sale prices increased due to strong demand for PVC pipe products, limited PVC pipe inventories, and increases in the cost of resin. Resin and other material input supply constraints impacted our production and sales volumes were down 4% compared to the previous year.
Cost of Products Sold increased $34.0 million primarily due to increased PVC resin and other input costs, which increased 38% due to the market conditions described above. Labor, freight and various non-resin material costs also increased from the previous year.
Other Operating Expenses increased $1.7 million primarily due to increased incentive compensation costs and sales commissions, which increased as a result of increased operating revenues and earnings compared to the previous year.
CORPORATE COSTS
The following table summarizes Corporate operating results for the six months ended June 30, 2022 and 2021:

(in thousands)	2022	2021	$ change	% change

Other Operating Expenses	$7,417	$4,797	$2,620	54.6%
Depreciation and Amortization	86	131	(45)	(34.4)
Operating Loss	$7,503	$4,928	$2,575	52.3%
Other Operating Expenses increased $2.6 million primarily due to increased incentive compensation costs, based on the current year financial and operating performance, increased employee benefit expenses related to increases in our estimated health insurance claim costs, and increased travel costs.

REGULATORY RATE MATTERS
The following provides a summary of general rate case filings, rate rider filings and other regulatory filings that have or are expected to have a material impact on our operating results, financial position or cash flows.
GENERAL RATES
Minnesota Rate Case: On November 2, 2020, OTP filed an initial request with the MPUC for an increase in revenue recoverable through base rates in Minnesota, and on December 3, 2020, the MPUC approved an interim annual rate increase of $6.9 million, or 3.2%, effective January 1, 2021.
On February 1, 2022, the MPUC issued its written order on final rates. The key provisions of the order included a revenue requirement of $209.0 million, based on a return on rate base of 7.18% and an allowed return on equity of 9.48% on an equity ratio of 52.5%. The order also authorized recovery of our remaining Hoot Lake Plant net asset over a five-year period and approved the requested decoupling mechanism for most residential and commercial customer rate groups with a cap of 4% of annual base revenues.
On May 12, 2022, OTP's final rate case compliance filing was approved by the MPUC. The filing included final revenue calculations, rate design and resulting tariff revisions, along with a determination of the interim rate refund, which resulted in an increase in revenues during the second quarter of 2022 of $4.1 million. Final rates took effect on July 1, 2022, and we anticipate interim rate refunds will be applied to customer bills in the third quarter of 2022.
RATE RIDERS
The following table includes a summary of pending and recently concluded rate rider proceedings:

Recovery			Filing	Amount	Effective
Mechanism	Jurisdiction	Status	Date	(in millions)	Date	Notes

CIP - 2022	MN	Requested	04/01/22	$10.8	10/01/22	Includes recovery of energy conservation improvement costs as well as a demand side management financial incentive.
CIP - 2021	MN	Approved	04/01/21	9.4	12/01/21	Includes recovery of energy conservation improvement costs as well as a demand side management financial incentive.
TCR - 2021	MN	Approved	11/23/21	7.2	08/01/22	Includes recovery of two new transmission projects.
RRR - 2021	MN	Approved	12/06/21	7.0	08/01/22	Includes return on Hoot Lake Solar construction costs and costs associated with the acquisition of the Ashtabula III wind farm.
RRR - 2021	ND	Approved	03/07/21	11.8	04/01/21	Includes recovery of Merricourt investment and operating costs.
RRR - 2022	ND	Approved	01/05/22	7.8	04/01/22	Includes Merricourt recovery, the proposed purchase of Ashtabula III and credits related to deferred taxes and production tax credits.
TCR - 2021	ND	Approved	09/15/21	6.1	01/01/22	Includes recovery of three new transmission projects/programs.
TCR - 2020	ND	Approved	11/18/20	5.6	01/01/21	Includes recovery of eight new transmission projects.
GCR - 2021	ND	Approved	03/01/21	5.2	07/01/21	Includes recovery of Astoria Station, net of anticipated savings associated with the retirement of Hoot Lake Plant.
GCR - 2022	ND	Approved	03/01/22	3.3	07/01/22	Annual update to generation cost recovery rider.
AGI - 2022	ND	Requested	07/08/22	3.1	01/01/23	Includes recovery of the Advanced Metering Infrastructure, Outage Management System and Demand Response projects.
PIR - 2022	SD	Requested	06/01/22	3.0	09/01/22	Includes recovery of the Ashtabula III wind farm purchase and the Advanced Grid Infrastructure project.
TCR - 2020	SD	Approved	01/29/20	2.3	03/02/20	Annual update to transmission cost recovery rider.
TCR - 2022	SD	Approved	10/29/21	2.2	03/01/22	Annual update to transmission cost recovery rider.
TCR - 2021	SD	Approved	02/19/21	2.2	03/01/21	Includes recovery of two new transmission projects.

INTEGRATED RESOURCE PLAN
On September 1, 2021, OTP filed its 2022 Integrated Resource Plan (2022 IRP) concurrently with regulators in the three states where OTP operates, Minnesota, North Dakota and South Dakota. The 2022 IRP includes OTP’s preferred plan for meeting customers’ anticipated capacity and energy needs while maintaining system reliability and low electric service rates.
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
Although the 2022 IRP includes planned actions beyond 2026, regulators will not act on or approve planned actions in periods beyond 2026 as part of our 2022 IRP filing.
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
We currently anticipate the MPUC, barring any delays in the procedural schedule, will hold deliberations and render a decision on the IRP in the first quarter of 2023. As of June 30, 2022, the North Dakota Public Service Commission has not established a procedural schedule for the 2022 IRP.

LIQUIDITY
LIQUIDITY OVERVIEW
We believe our financial condition is strong and our cash, other liquid assets, operating cash flows, existing lines of credit, access to capital markets and borrowing ability, because of investment-grade credit ratings, when taken together provide us ample liquidity to conduct our business operations, fund our short-term and long-term capital expenditure plans and satisfy our obligations as they become due. Our liquidity, including our operating cash flows and access to capital markets, can be impacted by macroeconomic factors outside of our control, including higher interest rates and debt capital costs and diminished credit availability. In addition, our liquidity could be impacted by non-compliance with certain financial covenants under our various debt instruments. As of June 30, 2022, we were in compliance with all financial covenants (see the Financial Covenants section under Capital Resources below).
The following table presents the status of our lines of credit as of June 30, 2022 and December 31, 2021:

		2022			2021
(in thousands)	Borrowing Limit	Amount Outstanding	Letters of Credit	Amount Available	Amount Available

OTC Credit Agreement	$170,000	$—	$—	$170,000	$147,363
OTP Credit Agreement	170,000	—	7,844	162,156	88,315
Total	$340,000	$—	$7,844	$332,156	$235,678
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
CASH FLOWS
The following is a discussion of our cash flows for the six months ended June 30, 2022 and 2021:

(in thousands)	2022	2021

Net Cash Provided by Operating Activities	$175,630	$68,574

Net Cash Provided by Operating Activities increased $107.1 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase in cash provided by operating activities was primarily the result of increased earnings during the year, which was largely due to earnings from our Plastics segment. The increase in earnings and a decrease in working capital needs were partially offset by an increase in our discretionary contributions to our pension plan, which was $20.0 million during the six months ended June 30, 2022, compared to a contribution of $10.0 million during the six months ended June 30, 2021.

(in thousands)	2022	2021

Net Cash Used in Investing Activities	$73,895	$76,403

Net Cash Used in Investing Activities decreased $2.5 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The decrease in cash used in investing activities was primarily due to a lower amount of Electric segment capital investment activity in the second quarter of 2022 compared to the previous year.

(in thousands)	2022	2021

Net Cash (Used in) Provided by Financing Activities	$(41,283)	$8,146

Net Cash (Used in) Provided by Financing Activities decreased $49.4 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily as a result of a decrease in financing needs given the increase in cash provided by operating activities. Financing activities for the six months ended June 30, 2022 included the issuance of $90.0 million of long-term debt at OTP, which was used in part to repay short-term borrowings, fund capital expenditures, and for other general corporate purposes. Financing activities for the six months ended June 30, 2022, also included net repayments of short-term borrowings of $91.2 million and dividend payments of $34.4 million. Financing activities for the six months ended June 30, 2021 included net proceeds from short-term borrowings of $47.0 million, primarily incurred to fund construction projects at OTP, and dividend payments of $32.4 million.

CAPITAL REQUIREMENTS
CAPITAL EXPENDITURES
We have a capital expenditure program for expanding, upgrading and improving our plants and operating equipment. Typical uses of cash for capital expenditures in our electric segment are investments in electric generation facilities, including wind and solar investments, environmental upgrades, transmission lines and distribution systems, and computer hardware and information systems. Our Electric segment capital expenditure program is subject to review and regulatory approval and is revised in light of changes in demands for energy, technology, environmental laws, regulatory changes, business expansion opportunities, the costs of labor, materials and equipment and our financial condition. Our future capital expenditure plans also include investments in manufacturing facilities and facility upgrades, manufacturing equipment additions and upgrades and additional technology assets to be used in our manufacturing operations. Refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of our Form 10-K for the year ended December 31, 2021 for our capital expenditure plans for the five year period from 2022 through 2026.
CONTRACTUAL OBLIGATIONS
Our contractual obligations primarily include principal and interest payments due under our outstanding debt obligations, commitments to acquire coal, energy and capacity commitments, payments to meet our postretirement benefit obligations, and payment obligations under land easements and leasing arrangements.
On June 23, 2022, OTP exercised its option to acquire the Ashtabula III wind farm, a 62.4 megawatt wind farm located in eastern North Dakota, for $49.7 million, subject to certain closing adjustments. The purchase is subject to certain customary closing conditions and regulatory approval. We anticipate the transaction will close in January 2023.
Our contractual obligations as of December 31, 2021 are included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2021. Except for the Ashtabula III wind farm purchase described above, there were no material changes in our contractual obligations outside of the ordinary course of our business during the six months ended June 30, 2022.
Off-Balance Sheet Arrangements
As of June 30, 2022, we have outstanding letters of credit totaling $11.0 million, a portion of which reduces our borrowing capacity under our lines of credit. No outstanding letters of credit are reflected in outstanding short-term debt on our consolidated balance sheets. We do not have any other off-balance-sheet arrangements or any relationships with unconsolidated entities or financial partnerships that have, or are reasonably likely to have, a material current or future effect on our financial condition. These entities are often referred to as structured finance special purpose entities or variable interest entities, which are established for the purpose of facilitating off-balance-sheet arrangements or for other contractually narrow or limited purposes. We are not exposed to any financing, liquidity, market or credit risk that could arise if we had such relationships.
COMMON STOCK DIVIDENDS
We paid dividends to our common stockholders totaling $34.4 million, or $0.825 per share, in the first six months of 2022. The determination of the amount of future cash dividends to be paid will depend on, among other things, our financial condition, improvement in earnings per share, cash flows from operations, the level of our capital expenditures and our future business prospects. As a result of certain statutory limitations or regulatory or financing agreements, the amount of dividends we are allowed to pay could be restricted. See Note 10 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information. The decision to declare a dividend is reviewed quarterly by our Board of Directors.

CAPITAL RESOURCES
Financial flexibility is provided by operating cash flows, unused lines of credit and access to capital markets, which is aided by strong financial coverages and investment grade credit ratings. Debt financing will be required in the five-year period from 2022 through 2026 to refinance maturing debt and to finance our capital investments. Our financing plans are subject to change and are impacted by our planned level of capital investments, and decisions to reduce borrowings under our lines of credit, to refund or retire early any of our outstanding debt, to complete acquisitions, or to use capital for other corporate purposes.

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
On May 3, 2021, we filed a second registration statement with the SEC for the issuance of up to 1,500,000 common shares under an Automatic Dividend Reinvestment and a Share Purchase Plan, which provides shareholders, retail customers of OTP and other interested investors methods of purchasing our common shares by reinvesting their dividends or making optional cash investments. Shares purchased under the plan may be newly issued common shares or common shares purchased on the open market. As of June 30, 2022, there were 1,314,451 shares available for purchase or issuance under the plan. The registration statement expires in May 2024.
SHORT-TERM DEBT
OTC and OTP are each party to a credit agreement (the OTC Credit Agreement and OTP Credit Agreement, respectively) which each provide for unsecured revolving lines of credit. The following is a summary of key provisions and borrowing information as of, and for the six months ended, June 30, 2022:

(in thousands, except interest rates)	OTC Credit Agreement	OTP Credit Agreement

Borrowing Limit	$170,000	$170,000
Borrowing Limit if Accordion Exercised[1]	290,000	250,000
Amount Restricted Due to Outstanding Letters of Credit as of June 30, 2022	—	7,844
Amount Outstanding as of June 30, 2022	—	—
Average Amount Outstanding During the Six Months Ended June 30, 2022	23,567	45,602
Maximum Amount Outstanding During the Six Months Ended June 30, 2022	58,715	74,519
Interest Rate as of June 30, 2022	3.29%	3.04%
Maturity Date	September 30, 2026	September 30, 2026

[1]Each facility includes an accordion featuring allowing the borrower to increase the borrowing limit if certain terms and conditions are met.
LONG-TERM DEBT
At June 30, 2022, we had $857.0 million of principal outstanding under long-term debt arrangements. These instruments generally provide for unsecured borrowings at fixed rates of interest with maturities ranging from 2022 to 2052. Pursuant to a Note Purchase Agreement executed in June 2021, OTP issued its Series 2022A Notes due May 20, 2052, in May 2022 for aggregate proceeds of $90.0 million. We intend to use a portion of the proceeds to repay the $30.0 million Series 2007B Notes which are maturing in August 2022.
Note 6 to our consolidated financial statements included in this Quarterly Report on Form 10-Q includes additional information regarding these short-term and long-term debt instruments.
Financial Covenants
Certain of our short- and long-term debt agreements require OTC and OTP to maintain certain financial covenants. As of June 30, 2022, we were in compliance with these financial covenants as further described below:
OTC, under its financial covenants, may not permit its ratio of interest-bearing debt to total capitalization to exceed 0.60 to 1.00, may not permit its interest and dividend coverage ratio to be less than 1.50 to 1.00, and may not permit its priority indebtedness to exceed 10% of our total capitalization. As of June 30, 2022, OTC's interest-bearing debt to total capitalization was 0.43 to 1.00, OTC's interest and dividend coverage ratio was 10.12 to 1.00, and we had no priority indebtedness outstanding.
OTP, under its financial covenants, may not permit its ratio of debt to total capitalization to exceed 0.60 to 1.00, may not permit its interest and dividend coverage ratio to be less than 1.50 to 1.00, and may not permit its priority debt to exceed 20% of its total capitalization. As of June 30, 2022, OTP's interest-bearing debt to total capitalization was 0.48 to 1.00, OTP's interest and dividend coverage ratio was 3.52 to 1.00, and OTP had no priority indebtedness outstanding.

CRITICAL ACCOUNTING POLICIES INVOLVING SIGNIFICANT ESTIMATES
The discussion and analysis of our results of operations are based on financial statements prepared in accordance with generally accepted accounting principles in the United States of America. Certain of our accounting policies require management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities in the preparation of our consolidated financial statements. We have disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 the critical accounting policies that affect our most significant estimates and assumptions used in preparing our consolidated financial statements. There have been no material changes to our critical accounting policies and estimates from those disclosed in the most recent Annual Report on Form 10-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk from those disclosed in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) as of June 30, 2022, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2022.
Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Dated: August 3, 2022