Form 10-Q
period 2022-09-30
Otter Tail Corp
filed 2022-11-02
CIK 1466593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2022 or
☐    Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
41,630,952 Common Shares ($5 par value) as of October 25, 2022.

DEFINITIONS
The following abbreviations or acronyms are used in the text.

AGI	Advanced Grid Infrastructure Rider	OTC	Otter Tail Corporation
ARP	Alternative Revenue Program	OTP	Otter Tail Power Company
BTD	BTD Manufacturing, Inc.	NDDEQ	North Dakota Department of Environmental Quality
CIP	Conservation Improvement Program	PIR	Phase-In Rider
EAR	Energy Adjustment Rider	PSLRA	Private Securities Litigation Reform Act of 1995
EPA	Environmental Protection Agency	PTC	Production Tax Credits
ESSRP	Executive Survivor and Supplemental Retirement Plan	PVC	Polyvinyl chloride
FERC	Federal Energy Regulatory Commission	RHR	Regional Haze Rule
GCR	Generation Cost Recovery Rider	ROE	Return on equity
ISO	Independent System Operator	RRR	Renewable Resource Rider
IRP	Integrated Resource Plan	SEC	Securities and Exchange Commission
kwh	kilowatt-hour	SOFR	Secured Overnight Funds Rate
Merricourt	Merricourt Wind Energy Center	T.O. Plastics	T.O. Plastics, Inc.
MISO	Midcontinent Independent System Operator, Inc.	TCR	Transmission Cost Recovery Rider
MPUC	Minnesota Public Utilities Commission

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
PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

OTTER TAIL CORPORATION
CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share data)	September 30, 2022	December 31, 2021

Assets
Current Assets
Cash and Cash Equivalents	$72,987	$1,537
Receivables, net of allowance for credit losses	193,797	174,953
Inventories	146,376	148,490
Regulatory Assets	29,921	27,342
Other Current Assets	17,412	17,032
Total Current Assets	460,493	369,354
Noncurrent Assets
Investments	52,966	56,690
Property, Plant and Equipment, net of accumulated depreciation	2,186,643	2,124,605
Regulatory Assets	116,593	125,508
Intangible Assets, net of accumulated amortization	8,218	9,044
Goodwill	37,572	37,572
Other Noncurrent Assets	35,419	32,057
Total Noncurrent Assets	2,437,411	2,385,476
Total Assets	$2,897,904	$2,754,830

Liabilities and Shareholders' Equity
Current Liabilities
Short-Term Debt	$—	$91,163
Current Maturities of Long-Term Debt	—	29,983
Accounts Payable	121,995	135,089
Accrued Salaries and Wages	27,454	31,704
Accrued Taxes	25,635	19,245
Regulatory Liabilities	21,114	24,844
Other Current Liabilities	45,655	55,671
Total Current Liabilities	241,853	387,699
Noncurrent Liabilities
Pension Benefit Liability	50,489	73,973
Other Postretirement Benefits Liability	67,352	66,481
Regulatory Liabilities	240,545	234,430
Deferred Income Taxes	212,838	188,268
Deferred Tax Credits	16,102	16,661
Other Noncurrent Liabilities	60,942	62,527
Total Noncurrent Liabilities	648,268	642,340
Commitments and Contingencies (Note 9)
Capitalization
Long-Term Debt, net of current maturities	823,760	734,014
Shareholders' Equity
Common Shares: 50,000,000 shares authorized, $5 par value; 41,630,952 and 41,551,524 outstanding at September 30, 2022 and December 31, 2021	208,155	207,758
Additional Paid-In Capital	422,448	419,760
Retained Earnings	560,398	369,783
Accumulated Other Comprehensive Loss	(6,978)	(6,524)
Total Shareholders' Equity	1,184,023	990,777
Total Capitalization	2,007,783	1,724,791
Total Liabilities and Shareholders' Equity	$2,897,904	$2,754,830
See accompanying notes to consolidated financial statements.

OTTER TAIL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per-share amounts)	2022	2021	2022	2021

Operating Revenues
Electric	$142,747	$118,775	$404,112	$348,629
Product Sales	241,109	197,519	754,688	514,983
Total Operating Revenues	383,856	316,294	1,158,800	863,612
Operating Expenses
Electric Production Fuel	24,972	17,698	54,538	44,576
Electric Purchased Power	19,913	9,878	64,604	40,273
Electric Operating and Maintenance Expenses	39,799	36,465	126,460	114,615
Cost of Products Sold (excluding depreciation)	139,361	134,212	443,586	358,767
Other Nonelectric Expenses	16,524	16,224	50,981	45,587
Depreciation and Amortization	22,716	22,815	69,829	68,109
Electric Property Taxes	4,438	4,474	13,304	13,136
Total Operating Expenses	267,723	241,766	823,302	685,063
Operating Income	116,133	74,528	335,498	178,549
Other Income and Expense
Interest Charges	9,259	9,648	27,198	28,601
Nonservice Cost Components of Postretirement Benefits	(52)	505	(824)	1,511
Other Income (Expense), net	(174)	203	(802)	2,095
Income Before Income Taxes	106,752	64,578	308,322	150,532
Income Tax Expense	22,513	11,824	66,143	25,380
Net Income	$84,239	$52,754	$242,179	$125,152

Weighted-Average Common Shares Outstanding:
Basic	41,600	41,504	41,582	41,487
Diluted	41,974	41,869	41,930	41,795
Earnings Per Share:
Basic	$2.02	$1.27	$5.82	$3.02
Diluted	$2.01	$1.26	$5.78	$2.99
See accompanying notes to consolidated financial statements.

OTTER TAIL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021

Net Income	$84,239	$52,754	$242,179	$125,152
Other Comprehensive Income (Loss):
Unrealized Loss on Available-for-Sale Securities, net of tax benefit of $46, $7, $127, and $27	(171)	(26)	(476)	(101)
Pension and Other Postretirement Benefits, net of tax expense of $(37), $(51), $(8), and $(154)	106	146	22	437
Total Other Comprehensive Income (Loss)	(65)	120	(454)	336
Total Comprehensive Income	$84,174	$52,874	$241,725	$125,488
See accompanying notes to consolidated financial statements.

OTTER TAIL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)

(in thousands, except common shares outstanding)	Common Shares Outstanding	Par Value, Common Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity

Balance, June 30, 2022	41,630,799	$208,154	$421,951	$493,351	$(6,913)	$1,116,543
Stock Issued Under Share-Based Compensation Plans, net of shares withheld for employee taxes	153	1	(1)	—	—	—
Stock Issued Under Dividend Reinvestment and Stock Purchase Plans, net of expenses and repurchased shares	—	—	(132)	—	—	(132)
Net Income	—	—	—	84,239	—	84,239
Other Comprehensive Loss	—	—	—	—	(65)	(65)
Stock Compensation Expense	—	—	630	—	—	630
Common Dividends ($0.4125 per share)	—	—	—	(17,192)	—	(17,192)
Balance, September 30, 2022	41,630,952	$208,155	$422,448	$560,398	$(6,978)	$1,184,023

Balance, June 30, 2021	41,538,709	$207,694	$417,870	$297,850	$(8,291)	$915,123
Stock Issued Under Share-Based Compensation Plans, net of shares withheld for employee taxes	1,275	6	(132)	—	—	(126)
Net Income	—	—	—	52,754	—	52,754
Other Comprehensive Income	—	—	—	—	120	120
Stock Compensation Expense	—	—	830	—	—	830
Common Dividends ($0.39 per share)	—	—	—	(16,219)	—	(16,219)
Balance, September 30, 2021	41,539,984	$207,700	$418,568	$334,385	$(8,171)	$952,482

Balance, December 31, 2021	41,551,524	$207,758	$419,760	$369,783	$(6,524)	$990,777
Stock Issued Under Share-Based Compensation Plans, net of shares withheld for employee taxes	79,428	397	(3,321)	—	—	(2,924)
Stock Issued Under Dividend Reinvestment and Stock Purchase Plans, net of expenses and repurchased shares	—	—	(132)	—	—	(132)
Net Income	—	—	—	242,179	—	242,179
Other Comprehensive Loss	—	—	—	—	(454)	(454)
Stock Compensation Expense	—	—	6,141	—	—	6,141
Common Dividends ($1.2375 per share)	—	—	—	(51,564)	—	(51,564)
Balance, September 30, 2022	41,630,952	$208,155	$422,448	$560,398	$(6,978)	$1,184,023

Balance, December 31, 2020	41,469,879	$207,349	$414,246	$257,878	$(8,507)	$870,966
Stock Issued Under Share-Based Compensation Plans, net of shares withheld for employee taxes	70,105	351	(1,965)	—	—	(1,614)
Stock Issued Under Dividend Reinvestment and Stock Purchase Plans, net of expenses and repurchased shares	—	—	(67)	—	—	(67)
Net Income	—	—	—	125,152	—	125,152
Other Comprehensive Income	—	—	—	—	336	336
Stock Compensation Expense	—	—	6,354	—	—	6,354
Common Dividends ($1.17 per share)	—	—	—	(48,645)	—	(48,645)
Balance, September 30, 2021	41,539,984	$207,700	$418,568	$334,385	$(8,171)	$952,482
See accompanying notes to consolidated financial statements.

OTTER TAIL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30,
(in thousands)	2022	2021

Operating Activities
Net Income	$242,179	$125,152
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	69,829	68,109
Deferred Tax Credits	(558)	(558)
Deferred Income Taxes	23,648	18,835
Discretionary Contribution to Pension Plan	(20,000)	(10,000)
Allowance for Equity Funds Used During Construction	(938)	(427)
Stock Compensation Expense	6,141	6,354
Other, Net	5,477	(2,747)
Changes in Operating Assets and Liabilities:
Receivables	(18,845)	(64,800)
Inventories	3,632	(22,450)
Regulatory Assets	170	5,301
Other Assets	1,789	(18,708)
Accounts Payable	(10,681)	30,921
Accrued and Other Liabilities	(13,970)	12,027
Regulatory Liabilities	(1,208)	2,350
Pension and Other Postretirement Benefits	1,308	5,393
Net Cash Provided by Operating Activities	287,973	154,752
Investing Activities
Capital Expenditures	(123,227)	(117,312)
Proceeds from Disposal of Noncurrent Assets	3,803	5,819
Cash Used for Investments and Other Assets	(8,132)	(5,591)
Net Cash Used in Investing Activities	(127,556)	(117,084)
Financing Activities
Net Borrowings (Repayments) on Short-Term Debt	(91,163)	16,860
Proceeds from Issuance of Long-Term Debt	90,000	—
Payments for Retirement of Long-Term Debt	(30,000)	(169)
Dividends Paid	(51,564)	(48,645)
Payments for Shares Withheld for Employee Tax Obligations	(2,942)	(1,633)
Other, net	(3,298)	(3,972)
Net Cash Used in Financing Activities	(88,967)	(37,559)
Net Change in Cash and Cash Equivalents	71,450	109
Cash and Cash Equivalents at Beginning of Period	1,537	1,163
Cash and Cash Equivalents at End of Period	$72,987	$1,272

Supplemental Disclosure of Noncash Investing Activities
Accrued Property, Plant and Equipment Additions	$12,438	$14,358
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
Because of the seasonality of our businesses and other factors, the earnings for the three and nine months ended September 30, 2022 should not be taken as an indication of earnings for all or any part of the balance of the current year or as an indication of earnings for future years.
Use of Estimates
We use estimates based on the best information available in recording transactions and balances resulting from business operations. As better information becomes available or actual amounts are known, the recorded estimates are revised. Consequently, operating results can be affected by revisions to prior accounting estimates.
Reclassifications
Certain reclassifications of amounts previously reported have been made to the accompanying consolidated statements of shareholders' equity and consolidated statements of cash flows to maintain consistency and comparability between periods presented. The reclassifications had no impact on previously reported shareholders' equity, net cash provided by operating activities, net cash used in investing activities, net cash used in financing activities, or cash and cash equivalents.
2. Segment Information
We classify our business into three segments, Electric, Manufacturing and Plastics, consistent with our business strategy, organizational structure and our internal reporting and review processes used by our chief operating decision maker to make decisions regarding allocation of resources, to assess operating performance and to make strategic decisions.
Certain assets and costs are not allocated to our operating segments. Corporate operating costs include items such as corporate staff and overhead costs, the results of our captive insurance company and other items excluded from the measurement of operating segment performance. Corporate assets consist primarily of cash and cash equivalents, prepaid expenses, investments and fixed assets. Corporate is not an operating segment, rather it is added to operating segment totals to reconcile to consolidated amounts.
Information for each segment and our unallocated corporate costs for the three and nine months ended September 30, 2022 and 2021 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021

Operating Revenue
Electric	$142,747	$118,775	$404,112	$348,629
Manufacturing	98,767	89,977	306,921	250,085
Plastics	142,342	107,542	447,767	264,898
Total	$383,856	$316,294	$1,158,800	$863,612
Net Income (Loss)
Electric	$24,847	$22,528	$62,938	$55,547
Manufacturing	6,219	4,200	17,858	15,290
Plastics	55,982	28,410	170,788	60,102
Corporate	(2,809)	(2,384)	(9,405)	(5,787)
Total	$84,239	$52,754	$242,179	$125,152

The following provides the identifiable assets by segment and corporate assets as of September 30, 2022 and December 31, 2021:

(in thousands)	September 30, 2022	December 31, 2021

Identifiable Assets
Electric	$2,347,461	$2,283,776
Manufacturing	253,819	251,044
Plastics	179,925	162,565
Corporate	116,699	57,445
Total	$2,897,904	$2,754,830
3. Revenue
Presented below are our operating revenues to external customers, in total and by amounts arising from contracts with customers and alternative revenue program (ARP) arrangements, disaggregated by revenue source and segment for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021

Operating Revenues
Electric Segment
Retail: Residential	$35,122	$33,902	$108,883	$100,067
Retail: Commercial and Industrial	83,022	60,557	232,532	185,376
Retail: Other	2,033	1,979	6,004	5,687
Total Retail	120,177	96,438	347,419	291,130
Transmission	13,156	13,300	37,409	37,085
Wholesale	7,196	6,944	13,196	14,711
Other	2,218	2,093	6,088	5,703
Total Electric Segment	142,747	118,775	404,112	348,629
Manufacturing Segment
Metal Parts and Tooling	84,054	76,455	261,923	210,141
Plastic Products and Tooling	12,723	10,198	36,584	30,624
Scrap Metal Sales	1,990	3,324	8,414	9,320
Total Manufacturing Segment	98,767	89,977	306,921	250,085
Plastics Segment
PVC Pipe	142,342	107,542	447,767	264,898
Total Operating Revenue	383,856	316,294	1,158,800	863,612
Less: Non-contract Revenues Included Above
Electric Segment - ARP Revenues	(548)	(33)	(7,937)	(2,790)
Total Operating Revenues from Contracts with Customers	$384,404	$316,327	$1,166,737	$866,402
4. Select Balance Sheet Information
Receivables and Allowance for Credit Losses
Receivables as of September 30, 2022 and December 31, 2021 are as follows:

(in thousands)	September 30, 2022	December 31, 2021

Receivables
Trade	$167,480	$142,297
Other	9,052	10,591
Unbilled Receivables	18,813	23,901
Total Receivables	195,345	176,789
Less: Allowance for Credit Losses	(1,548)	(1,836)
Receivables, net of allowance for credit losses	$193,797	$174,953

The following is a summary of activity in the allowance for credit losses for the nine months ended September 30, 2022 and 2021:

(in thousands)	2022	2021

Beginning Balance, January 1	$1,836	$3,215
Additions Charged to Expense	518	177
Reductions for Amounts Written Off, Net of Recoveries	(806)	(1,060)
Ending Balance, September 30	$1,548	$2,332
Inventories
Inventories consist of the following as of September 30, 2022 and December 31, 2021:

(in thousands)	September 30, 2022	December 31, 2021

Raw Material, Fuel and Supplies	$74,249	$72,882
Work in Process	33,765	35,705
Finished Goods	38,362	39,903
Total Inventories	$146,376	$148,490
Investments
The following is a summary of our investments as of September 30, 2022 and December 31, 2021:

(in thousands)	September 30, 2022	December 31, 2021

Corporate-Owned Life Insurance Policies	$37,288	$41,078
Debt Securities	8,710	9,202
Money Market Funds	1,854	949
Mutual Funds	5,084	5,432
Other Investments	30	29
Total Investments	$52,966	$56,690
The amount of unrealized gains and losses on debt securities as of September 30, 2022 and December 31, 2021 was not material and no unrealized losses were deemed to be other-than-temporary. In addition, the amount of unrealized gains and losses on marketable equity securities still held as of September 30, 2022 and December 31, 2021 was not material.
Property, Plant and Equipment
Major classes of property, plant and equipment as of September 30, 2022 and December 31, 2021 include:

(in thousands)	September 30, 2022	December 31, 2021

Electric Plant
Electric Plant in Service	$2,795,649	$2,758,445
Construction Work in Progress	130,486	74,926
Total Gross Electric Plant	2,926,135	2,833,371
Less Accumulated Depreciation and Amortization	850,741	817,302
Net Electric Plant	2,075,394	2,016,069
Nonelectric Property, Plant and Equipment
Nonelectric Property, Plant and Equipment in Service	281,584	273,950
Construction Work in Progress	20,746	16,611
Total Gross Nonelectric Property, Plant and Equipment	302,330	290,561
Less Accumulated Depreciation and Amortization	191,081	182,025
Net Nonelectric Property, Plant and Equipment	111,249	108,536
Net Property, Plant and Equipment	$2,186,643	$2,124,605

5. Regulatory Matters
Regulatory Assets and Liabilities
The following presents our current and long-term regulatory assets and liabilities as of September 30, 2022 and December 31, 2021 and the period we expect to recover or refund such amounts:

	Period of	September 30, 2022		December 31, 2021
(in thousands)	Recovery/Refund	Current	Long-Term	Current	Long Term

Regulatory Assets
Pension and Other Postretirement Benefit Plans[1]	Various	$7,791	$110,183	$7,791	$114,961
Alternative Revenue Program Riders[2]	Up to 2 years	7,528	1,988	11,889	5,564
Asset Retirement Obligations[1]	Asset lives	—	1,323	—	742
ISO Cost Recovery Trackers[1]	Up to 2 years	660	740	—	1,342
Unrecovered Project Costs[1]	Up to 5 years	320	1,063	2,136	1,455
Deferred Rate Case Expenses[1]	Various	412	848	607	1,131
Debt Reacquisition Premiums[1]	10 years	25	222	100	240
Fuel Clause Adjustments[1]	Up to 1 year	13,185	—	4,819	—
Other[1]	Various	—	226	—	73
Total Regulatory Assets		$29,921	$116,593	$27,342	$125,508
Regulatory Liabilities
Deferred Income Taxes	Asset lives	$—	$128,397	$—	$129,437
Plant Removal Obligations	Asset lives	8,526	106,008	8,306	101,595
Fuel Clause Adjustments	Up to 1 year	—	—	1,554	—
Alternative Revenue Program Riders	Various	4,178	6,048	5,772	3,336
Pension and Other Postretirement Benefit Plans	Up to 1 year	2,603	—	2,603	—
Derivative Instruments	Various	5,532	—	6,214	—
Other	Various	275	92	395	62
Total Regulatory Liabilities		$21,114	$240,545	$24,844	$234,430

[1]Costs subject to recovery without a rate of return.
[2]Amount eligible for recovery includes an incentive or rate of return.
Minnesota Rate Case
On November 2, 2020, Otter Tail Power Company (OTP) filed an initial request with the Minnesota Public Utilities Commission (MPUC) for an increase in revenue recoverable through base rates in Minnesota, and on December 3, 2020, the MPUC approved an interim annual rate increase of $6.9 million, or 3.2%, effective January 1, 2021.
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
On May 12, 2022, OTP's final rate case compliance filing was approved by the MPUC. The filing included final revenue calculations, rate design and resulting tariff revisions, along with a determination of the interim rate refund, which resulted in an increase in revenues during the second quarter of 2022 of $4.1 million. Final rates took effect on July 1, 2022, and interim rate refunds of $15.3 million were applied to customer accounts in the third quarter of 2022.
6. Short-Term and Long-Term Borrowings
The following is a summary of our outstanding short- and long-term borrowings by borrower, OTC or OTP, as of September 30, 2022 and December 31, 2021:

Short-Term Debt
The following is a summary of our lines of credit as of September 30, 2022 and December 31, 2021:

		September 30, 2022			December 31, 2021
(in thousands)	Borrowing Limit	Amount Outstanding	Letters of Credit	Amount Available	Amount Available

OTC Credit Agreement	$170,000	$—	$—	$170,000	$147,363
OTP Credit Agreement	170,000	—	9,919	160,081	88,315
Total	$340,000	$—	$9,919	$330,081	$235,678
On October 31, 2022, OTC entered into a Fifth Amended and Restated Credit Agreement and OTP entered into a Fourth Amended and Restated Credit Agreement, in each case amending and restating the previously existing credit agreements to extend the maturity date of each credit facility from September 30, 2026 to October 29, 2027, and to replace LIBOR as a benchmark interest rate with the Secured Overnight Finance Rate (SOFR). The adoption of SOFR as a benchmark interest rate is in advance of the scheduled elimination of LIBOR as a benchmark interest rate on June 30, 2023. No other significant terms or conditions, including borrowing capacity, credit spreads or financial covenants, were modified under these amendments and restatements.
Long-Term Debt
The following is a summary of outstanding long-term debt by borrower as of September 30, 2022 and December 31, 2021:

				(in thousands)
Borrower	Debt Instrument	Rate	Maturity	September 30, 2022	December 31, 2021

OTC	Guaranteed Senior Notes	3.55%	12/15/26	$80,000	$80,000
OTP	Series 2007B Senior Unsecured Notes	6.15%	08/20/22	—	30,000
OTP	Series 2007C Senior Unsecured Notes	6.37%	08/02/27	42,000	42,000
OTP	Series 2013A Senior Unsecured Notes	4.68%	02/27/29	60,000	60,000
OTP	Series 2019A Senior Unsecured Notes	3.07%	10/10/29	10,000	10,000
OTP	Series 2020A Senior Unsecured Notes	3.22%	02/25/30	10,000	10,000
OTP	Series 2020B Senior Unsecured Notes	3.22%	08/20/30	40,000	40,000
OTP	Series 2021A Senior Unsecured Notes	2.74%	11/29/31	40,000	40,000
OTP	Series 2007D Senior Unsecured Notes	6.47%	08/20/37	50,000	50,000
OTP	Series 2019B Senior Unsecured Notes	3.52%	10/10/39	26,000	26,000
OTP	Series 2020C Senior Unsecured Notes	3.62%	02/25/40	10,000	10,000
OTP	Series 2013B Senior Unsecured Notes	5.47%	02/27/44	90,000	90,000
OTP	Series 2018A Senior Unsecured Notes	4.07%	02/07/48	100,000	100,000
OTP	Series 2019C Senior Unsecured Notes	3.82%	10/10/49	64,000	64,000
OTP	Series 2020D Senior Unsecured Notes	3.92%	02/25/50	15,000	15,000
OTP	Series 2021B Senior Unsecured Notes	3.69%	11/29/51	100,000	100,000
OTP	Series 2022A Senior Unsecured Notes	3.77%	05/20/52	90,000	—
Total				$827,000	$767,000
Less:	Current Maturities, Net of Unamortized Debt Issuance Costs			—	29,983
	Unamortized Long-Term Debt Issuance Costs			3,240	3,003
Total Long-Term Debt, Net of Unamortized Debt Issuance Costs				$823,760	$734,014
On June 10, 2021, OTP entered into a Note Purchase Agreement pursuant to which OTP agreed to issue, in a private placement transaction, $230.0 million of senior unsecured notes consisting of (a) $40.0 million of 2.74% Series 2021A Senior Unsecured Notes due November 29, 2031, (b) $100.0 million of 3.69% Series 2021B Senior Unsecured Notes due November 29, 2051 and (c) $90.0 million of 3.77% Series 2022A Senior Unsecured Notes due May 20, 2052. In November 2021, OTP issued its Series 2021A and Series 2021B Notes for aggregate proceeds of $140.0 million, which were used to repay the Series 2011A Notes in full. In May 2022, OTP issued its Series 2022A Notes for proceeds of $90.0 million, which were used to repay the Series 2007B Senior Unsecured Notes at their maturity in August 2022, to repay short-term borrowings, to fund capital expenditures, and for other general corporate purposes.
Financial Covenants
Certain of OTC's and OTP's short- and long-term debt agreements require the borrower, whether OTC or OTP, to maintain certain financial covenants, including a maximum debt to total capitalization ratio of 0.60 to 1.00, a minimum interest and dividend coverage ratio of 1.50 to 1.00, and a maximum level of priority indebtedness. As of September 30, 2022, OTC and OTP were in compliance with these financial covenants.

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
The following tables include the components of net periodic benefit cost of our defined benefit pension plans and other postretirement benefits for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	Pension Benefits (Pension Plan)		Pension Benefits (ESSRP)		Postretirement Benefits
(in thousands)	2022	2021	2022	2021	2022	2021

Service Cost	$1,644	$1,866	$48	$47	$335	$430
Interest Cost	3,086	2,915	335	307	510	472
Expected Return on Assets	(5,921)	(5,590)	—	—	—	—
Amortization of Prior Service Cost	—	—	—	—	(1,433)	(1,432)
Amortization of Net Actuarial Loss	1,966	2,728	141	154	765	943
Net Periodic Benefit Cost	$775	$1,919	$524	$508	$177	$413

	Nine Months Ended September 30,
	Pension Benefits (Pension Plan)		Pension Benefits (ESSRP)		Postretirement Benefits
(in thousands)	2022	2021	2022	2021	2022	2021

Service Cost	$4,932	$5,597	$146	$140	$1,004	$1,291
Interest Cost	9,258	8,745	1,006	921	1,531	1,418
Expected Return on Assets	(17,763)	(16,769)	—	—	—	—
Amortization of Prior Service Cost	—	—	—	—	(4,300)	(4,299)
Amortization of Net Actuarial Loss	5,899	8,185	425	465	2,297	2,830
Net Periodic Benefit Cost	$2,326	$5,758	$1,577	$1,526	$532	$1,240
The following table includes the impact of regulation on the recognition of periodic benefit cost arising from pension and other postretirement benefits for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021

Net Periodic Benefit Cost	$1,476	$2,840	$4,435	$8,524
Net Amount Amortized (Deferred) Due to the Effect of Regulation	499	8	823	15
Net Periodic Benefit Cost Recognized	$1,975	$2,848	$5,258	$8,539
We had no minimum funding requirements for our Pension Plan or any other postretirement benefit plans as of December 31, 2021, but made a discretionary contribution of $20.0 million to our Pension Plan in February 2022.

8. Income Taxes
The reconciliation of the statutory federal income tax rate to our effective tax rate for each of the three and nine months ended September 30, 2022 and 2021 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Federal Statutory Rate	21.0%	21.0%	21.0%	21.0%
Increases (Decreases) in Tax from:
State Taxes on Income, Net of Federal Tax	5.0	5.0	5.0	5.0
Production Tax Credits (PTCs)	(3.6)	(5.0)	(4.1)	(6.0)
Amortization of Excess Deferred Income Taxes	(0.9)	(1.6)	(0.7)	(2.0)
North Dakota Wind Tax Credit Amortization, Net of Federal Tax	(0.1)	(0.2)	(0.2)	(0.3)
Corporate-Owned Life Insurance	0.2	(0.3)	0.4	(0.6)
Other, Net	(0.5)	(0.6)	0.1	(0.2)
Effective Tax Rate	21.1%	18.3%	21.5%	16.9%
9. Commitments and Contingencies
Commitments
Ashtabula III Purchase. On June 23, 2022, OTP exercised its option to acquire the Ashtabula III wind farm, a 62.4 megawatt wind farm located in eastern North Dakota, for $49.7 million, subject to certain closing adjustments. Since 2013, OTP has purchased the wind-generated electricity from the Ashtabula III wind farm pursuant to a purchase power agreement, and that agreement granted OTP the option to purchase the wind farm. The purchase has received regulatory approval. We anticipate the transaction will close, subject to certain customary closing conditions, in January 2023.
Contingencies
FERC ROE. In November 2013 and February 2015, customers filed complaints with the Federal Energy Regulatory Commission (FERC) seeking to reduce the return on equity (ROE) component of the transmission rates that Midcontinent Independent System Operator, Inc. (MISO) transmission owners, including OTP, may collect under the MISO tariff rate. FERC's most recent order, issued on November 19, 2020, adopted a revised ROE methodology and set the base ROE at 10.02% (10.52% with an adder) effective for the fifteen-month period from November 2013 to February 2015 and on a prospective basis beginning in September 2016. The order also dismissed any complaints covering the period from February 2015 to May 2016. On August 9, 2022, the U.S. Court of Appeals for the District of Columbia Circuit vacated the FERC order citing a lack of reasoned explanation by FERC in its adoption of its revised ROE methodology as outlined in its November 2020 order. The U.S. Court of Appeals remanded the matter to FERC to reopen the proceedings.
Significant uncertainty exists as to how FERC will proceed upon remand and there is no prescribed timeline under which FERC must act. We have deferred recognition and recorded a refund liability of $2.5 million as of September 30, 2022. This refund liability reflects our best estimate of amounts previously collected from customers under the MISO tariff rate that may be required to be refunded to customers once all regulatory and judicial proceedings are complete and a final ROE is established for the periods outlined above.
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
Coyote Station, OTP's jointly owned coal-fired power plant in North Dakota, is subject to assessment in the second implementation period under the North Dakota state implementation plan. The North Dakota Department of Environmental Quality (NDDEQ) submitted its state implementation plan to the EPA for approval in August 2022. In its plan, the NDDEQ concluded it is not reasonable to require additional emission controls during this planning period. The EPA has previously expressed disagreement with the NDDEQ's recommendation to forgo additional emission controls and has indicated that such a plan is not likely to be accepted.
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
Other Contingencies. We are party to litigation and regulatory matters arising in the normal course of business. We regularly analyze relevant information and, as necessary, estimate and record accrued liabilities for legal, regulatory enforcement and other matters in which a loss is probable of occurring and can be reasonably estimated. We believe the effect on our consolidated operating results, financial position and cash flows, if any, for the disposition of all matters pending as of September 30, 2022, other than those discussed above, will not be material.

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
On May 3, 2021, we filed a second registration statement with the SEC for the issuance of up to 1,500,000 common shares under an Automatic Dividend Reinvestment and a Share Purchase Plan, which provides shareholders, retail customers of OTP and other interested investors methods of purchasing our common shares, by reinvesting their dividends or making optional cash investments. Shares purchased under the plan may be newly issued common shares or common shares purchased on the open market. During the nine months ended September 30, 2022, we issued 97,046 shares under this plan. We repurchased a sufficient number of shares on the open market to satisfy issuance under the plan; accordingly no proceeds from the issuance were received. As of September 30, 2022, there were 1,287,774 shares available for purchase or issuance under the plan. The registration statement expires in May 2024.
Dividend Restrictions
OTC is a holding company with no significant operations of its own. The primary source of funds for payments of dividends to OTC's shareholders is from dividends paid or distributions made by OTC's subsidiaries. As a result of certain statutory limitations or regulatory or financing agreements, the amount of distributions allowed to be made by OTC's subsidiaries or the amount of dividends paid by OTC could be restricted. Both the OTC Credit Agreement and OTP Credit Agreement contain restrictions on the payment of cash dividends upon a default or event of default, including failure to maintain certain financial covenants. As of September 30, 2022, we were in compliance with these financial covenants.
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
The MPUC indirectly limits the amount of dividends OTP can pay to OTC by requiring an equity-to-total-capitalization ratio between 48.0% and 58.7% based on OTP’s capital structure petition effective by order of the MPUC on January 26, 2022. As of September 30, 2022, OTP’s equity-to-total-capitalization ratio, including short-term debt, was 54.9% and its net assets restricted from distribution totaled approximately $686.6 million. Under the MPUC order, total capitalization for OTP cannot exceed $1.7 billion.

11. Accumulated Other Comprehensive Income (Loss)
The following shows the changes in accumulated other comprehensive loss for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022					2021
(in thousands)	Pension and Other Postretirement Benefits		Net Unrealized Gains (Losses) on Available-for-Sale Securities		Total	Pension and Other Postretirement Benefits		Net Unrealized Gains (Losses) on Available-for-Sale Securities		Total
Balance, Beginning of Period	$(6,621)		$(292)		$(6,913)	$(8,425)		$134		$(8,291)
Other Comprehensive Loss Before Reclassifications, net of tax	—		(172)		(172)	—		(26)		(26)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	106	(1)	1	(2)	107	146	(1)	—	(2)	146
Total Other Comprehensive Income (Loss)	106		(171)		(65)	146		(26)		120
Balance, End of Period	$(6,515)		$(463)		$(6,978)	$(8,279)		$108		$(8,171)

	Nine Months Ended September 30,
	2022					2021
(in thousands)	Pension and Other Postretirement Benefits		Net Unrealized Gains (Losses) on Available-for-Sale Securities		Total	Pension and Other Postretirement Benefits		Net Unrealized Gains (Losses) on Available-for-Sale Securities		Total
Balance, Beginning of Period	$(6,537)		$13		$(6,524)	$(8,716)		$209		$(8,507)
Other Comprehensive Loss Before Reclassifications, net of tax	—		(477)		(477)	—		(58)		(58)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	22	(1)	1	(2)	23	437	(1)	(43)	(2)	394
Total Other Comprehensive Income (Loss)	22		(476)		(454)	437		(101)		336
Balance, End of Period	$(6,515)		$(463)		$(6,978)	$(8,279)		$108		$(8,171)
(1) Included in the computation of net periodic pension and other postretirement benefit costs. See Note 7.
(2) Included in other income (expense), net on the accompanying consolidated statements of income.
12. Share-Based Payments
Stock Compensation Expense
Stock-based compensation expense arising from our employee stock purchase plan and share-based compensation plans, recognized within operating expenses in the consolidated statements of income, amounted to $0.6 million and $0.8 million for the three months ended September 30, 2022 and 2021, respectively, and $6.1 million and $6.4 million for the nine months ended September 30, 2022 and 2021, respectively.
Restricted Stock Awards. We grant restricted stock awards to members of our Board of Directors and restricted stock units to certain key employees. The awards vest, depending on award type and recipient, either ratably over periods of three or four years or cliff vest after four years. Vesting is accelerated in certain circumstances, including on retirement.
The following is a summary of stock award activity for the nine months ended September 30, 2022:

	Shares	Weighted Average Grant-Date Fair Value

Nonvested, January 1, 2022	138,093	$44.48
Granted	51,439	59.96
Vested	(47,981)	45.30
Forfeited	—	—
Nonvested, September 30, 2022	141,551	$49.83
The fair value of vested awards was $3.0 million and $2.1 million during the nine months ended September 30, 2022 and 2021, respectively.

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
The grant date fair value of stock performance awards granted during the nine months ended September 30, 2022 and 2021 was determined using a Monte Carlo fair value simulation model incorporating the following assumptions:

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
The following is a summary of stock performance award activity for the nine months ended September 30, 2022 (share amounts reflect awards at target):

	Shares	Weighted Average Grant-Date Fair Value

Nonvested, January 1, 2022	189,600	$42.54
Granted	55,800	54.91
Vested	(55,600)	43.30
Forfeited	—	—
Nonvested, September 30, 2022	189,800	$45.95
The fair value of vested awards was $5.1 million and $2.5 million during the nine months ended September 30, 2022 and 2021, respectively.
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
The following includes the computation of the denominator for basic and diluted weighted-average shares outstanding for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021

Weighted Average Common Shares Outstanding – Basic	41,600	41,504	41,582	41,487
Effect of Dilutive Securities:
Stock Performance Awards	276	262	251	209
Restricted Stock Awards	97	88	96	82
Employee Stock Purchase Plan Shares and Other	1	15	1	17
Dilutive Effect of Potential Common Shares	374	365	348	308
Weighted Average Common Shares Outstanding – Diluted	41,974	41,869	41,930	41,795
The amount of shares excluded from diluted weighted-average common shares outstanding because such shares were anti-dilutive was not material for the three and nine months ended September 30, 2022 and 2021.

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
As of September 30, 2022, OTP had outstanding pay-fixed, receive-variable swap agreements with an aggregate notional amount of 156,800 megawatt-hours of electricity, which will be settled periodically throughout 2022 and 2023. As of September 30, 2022, the fair value of these derivative instruments was $5.4 million, of which $5.5 million is included in other current assets and $0.1 million, which is included in other noncurrent liabilities, on the consolidated balance sheets. As of December 31, 2021, the fair value of these types of derivative contracts was $6.2 million, which is included in other current assets. No contracts settled during the three months ended September 30, 2022. During the nine months ended September 30, 2022, contracts matured and were settled in an aggregate amount of $2.8 million. There were no contracts settled during the three or nine months ended September 30, 2021.
15. Fair Value Measurements
The following tables present our assets and liabilities measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 classified by the input method used to measure fair value:

(in thousands)	Level 1	Level 2	Level 3

September 30, 2022
Assets:
Investments:
Money Market Funds	$1,854	$—	$—
Mutual Funds	5,084	—	—
Corporate Debt Securities	—	1,424	—
Government-Backed and Government-Sponsored Enterprises’ Debt Securities	—	7,286	—
Derivative Instruments	—	5,532	—
Total Assets	$6,938	$14,242	$—
Liabilities:
Derivative Instruments	$—	$169	$—
Total Liabilities	$—	$169	$—

December 31, 2021
Assets:
Investments:
Money Market Funds	$949	$—	$—
Mutual Funds	5,432	—	—
Corporate Debt Securities	—	1,333	—
Government-Backed and Government-Sponsored Enterprises’ Debt Securities	—	7,869	—
Derivative Instruments	—	6,214	—
Total Assets	$6,381	$15,416	$—
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

The following reflects the carrying value and estimated fair value of these assets and liabilities as of September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Assets:
Cash and Cash Equivalents	$72,987	$72,987	$1,537	$1,537
Total	72,987	72,987	1,537	1,537
Liabilities:
Short-Term Debt	—	—	91,163	91,163
Long-Term Debt	823,760	679,360	763,997	878,272
Total	$823,760	$679,360	$855,160	$969,435

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
STEEL AVAILABILITY AND PRICING
Steel is a key material input to BTD Manufacturing, Inc. (BTD), our metal fabrication business within our Manufacturing segment. Steel prices increased rapidly throughout 2021, peaking in the fourth quarter at historically high levels. Steel prices have been highly volatile in 2022, but began to steadily decline at the end of the second quarter and continued to decline throughout the third quarter. The increase in steel prices in the first half of 2022 led to increased sale prices for our products at BTD as we passed along material cost increases to our customers. Consistent with steel prices, scrap metal prices also increased throughout 2021 and remained elevated in the first half of 2022, positively impacting our financial results during this period, but began to decline at the end of the second quarter and declined sharply in the third quarter of 2022. We expect steel and scrap metal prices to decline modestly in the fourth quarter of 2022 and be near historical levels by the end of the year.
PVC PIPE SUPPLY AND DEMAND CONDITIONS
PVC resin is the primary material input of the PVC pipe manufactured by our Plastics segment businesses. Resin supply disruptions throughout 2021, along with robust domestic and global demand for PVC resin, led to significantly increased resin prices. Supply disruptions for resin and other additives and ingredients used in the manufacturing process also resulted in reduced manufacturing of PVC pipe and low pipe inventories across the industry. This combination of disrupted raw material supply and the resulting low PVC pipe inventories along with robust demand for PVC pipe led to rapidly increasing sale prices for PVC pipe throughout 2021 and the first half of 2022. The increase in sale prices has outpaced the increase in PVC resin costs, leading to expanding gross profit margins. Beginning in the third quarter of 2022, demand for PVC pipe began to decline as multiple, larger than anticipated, resin price reductions caused PVC pipe distributors and contractors to reduce purchase volumes in an effort to reduce inventory levels.
The unique market dynamics experienced by our Plastics segment businesses in 2021 and thus far in 2022 have resulted in a significant increase in earnings compared to prior periods. We currently expect earnings of our Plastics segment to remain elevated relative to historical levels through the end of 2022 and into 2023, but as the industry supply and demand conditions normalize we expect segment earnings to normalize beginning in 2024.
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

CONSOLIDATED RESULTS
The following table summarizes consolidated operating results for the three months ended September 30, 2022 and 2021:

(in thousands)	2022	2021	$ change	% change

Operating Revenues	$383,856	$316,294	$67,562	21.4%
Operating Expenses	267,723	241,766	25,957	10.7
Operating Income	116,133	74,528	41,605	55.8
Interest Charges	9,259	9,648	(389)	(4.0)
Nonservice Cost Components of Postretirement Benefits	(52)	505	(557)	(110.3)
Other Income (Expense)	(174)	203	(377)	(185.7)
Income Before Income Taxes	106,752	64,578	42,174	65.3
Income Tax Expense	22,513	11,824	10,689	90.4
Net Income	$84,239	$52,754	$31,485	59.7%
Operating Revenues increased $67.6 million primarily due to increases in PVC pipe sale prices within our Plastics segment and increased retail revenues within our Electric segment. PVC pipe sale prices increased due to the unique industry supply and demand dynamics described above. In our Electric segment, increased fuel recovery revenues, driven by higher fuel and purchased power costs, and increased commercial and industrial sales volumes contributed to higher operating revenues. In addition, increased sales volumes resulted in increased operating revenues in our Manufacturing segment. See our segment disclosures below for additional discussion of items impacting operating revenues.
Operating Expenses increased $26.0 million primarily due to increased purchased power and fuel costs in our Electric segment. Operating expenses in our Manufacturing segment increased primarily due to increased sales volumes. These increases were partially offset by a decrease in operating expenses in our Plastics segment, due to lower sales volumes. See our segment disclosures below for additional discussion of items impacting operating expenses.
Interest Charges decreased $0.4 million due to a decrease in the interest rate on our $140.0 million of fixed-rate long-term debt that was refinanced in December 2021, and a lower level of average short-term borrowings outstanding in 2022 compared to 2021.
Nonservice Cost Components of Postretirement Benefits decreased $0.6 million primarily due to the amortization of actuarial gains resulting from the increase in the discount rates used to measure our pension benefit and postretirement benefit liabilities as of December 31, 2021.
Other Income decreased $0.4 million primarily due to investment losses on our corporate-owned life insurance policies and other investments during the third quarter of 2022 compared to investment gains in the same period of the previous year.
Income Tax Expense increased $10.7 million primarily due to increased income before income taxes. Our effective tax rate was 21.1% in the third quarter of 2022 and 18.3% in the third quarter of 2021. The increase in our effective tax rate was driven by an increase in our income before income taxes without a corresponding increase in tax credits and other permanent differences that impact our effective tax rate. See Note 8 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding factors impacting our effective tax rate in 2022 and 2021.

ELECTRIC SEGMENT RESULTS
The following table summarizes Electric segment operating results for the three months ended September 30, 2022 and 2021:

(in thousands)	2022	2021	$ change	% change

Retail Revenues	$120,177	$96,438	$23,739	24.6%
Transmission Services Revenues	13,156	13,300	(144)	(1.1)
Wholesale Revenues	7,196	6,944	252	3.6
Other Electric Revenues	2,218	2,093	125	6.0
Total Operating Revenues	142,747	118,775	23,972	20.2
Production Fuel	24,972	17,698	7,274	41.1
Purchased Power	19,913	9,878	10,035	101.6
Operating and Maintenance Expenses	39,799	36,465	3,334	9.1
Depreciation and Amortization	17,669	17,874	(205)	(1.1)
Property Taxes	4,438	4,474	(36)	(0.8)
Operating Income	$35,956	$32,386	$3,570	11.0%

	2022	2021	change	% change

Electric kilowatt-hour (kwh) Sales (in thousands)
Retail kwh Sales	1,275,051	1,076,580	198,471	18.4%
Wholesale kwh Sales – Company Generation	99,890	174,187	(74,297)	(42.7)
Heating Degree Days	22	3	19	633.3
Cooling Degree Days	376	463	(87)	(18.8)

The operating results of our Electric segment are impacted by fluctuations in weather conditions and the resulting demand for electricity for heating and cooling. The following table shows heating and cooling degree days as a percent of normal for the three months ended September 30, 2022 and 2021.

	2022	2021

Heating Degree Days	43.1%	5.8%
Cooling Degree Days	108.4%	132.7%

The following table summarizes the estimated effect on diluted earnings per share of the difference in retail kwh sales under actual weather conditions and expected retail kwh sales under normal weather conditions in 2022 and 2021, and between years.

	2022 vs Normal	2022 vs 2021	2021 vs Normal

Effect on Diluted Earnings Per Share	$0.01	$(0.02)	$0.03

Retail Revenues increased $23.7 million primarily due to the following:
•A $16.0 million increase in fuel recovery revenues due to increased production fuel and purchased power costs as described below.
•A $4.3 million increase in retail revenues from increased sales volumes from commercial and industrial customers, including the impact of a new commercial customer load in North Dakota.
•A $1.2 million decrease in consumption from the impact of unfavorable weather in the third quarter of 2022 compared to the same period last year.
Retail revenues in the third quarter of 2021 were negatively impacted by adjustments to our estimated interim rate refund.
Production Fuel costs increased $7.3 million primarily as a result of a 28% increase in fuel cost per kwh. Increased generation from our fuel-burning plants in the third quarter of 2022, as compared to the same period last year, also contributed to the increase in production fuel costs.
Purchased Power costs to serve retail customers increased $10.0 million due to a 45% increase in the price of purchased power per kwh, resulting from increased natural gas and market energy prices, and a 39% increase in the volume of purchased power due to increased customer demand.
Operating and Maintenance Expense increased $3.3 million primarily due to an increase in maintenance activities, including our planned outage at Coyote Station, maintenance at our wind farm facilities, and vegetation management, as well as increased transmission tariff expenses.

MANUFACTURING SEGMENT RESULTS
The following table summarizes Manufacturing segment operating results for the three months ended September 30, 2022 and 2021:

(in thousands)	2022	2021	$ change	% change

Operating Revenues	$98,767	$89,977	$8,790	9.8%
Cost of Products Sold (excluding depreciation)	77,764	70,148	7,616	10.9
Other Operating Expenses	8,627	10,161	(1,534)	(15.1)
Depreciation and Amortization	3,996	3,794	202	5.3
Operating Income	$8,380	$5,874	$2,506	42.7%
Operating Revenues increased $8.8 million primarily due to a 17% increase in sales volumes at BTD, partially offset by lower steel prices, which resulted in a $5.4 million decrease in material costs that are passed through to customers. Declines in scrap metal prices resulted in a $1.3 million decrease in scrap revenue. End market demand remains strong, however, supply chain disruptions experienced by our customers have continued to cause unpredictable shipments of our products to our customers. Increases in sales prices and volumes at T.O. Plastics, due to continued strong customer demand, also contributed to the segment increase in operating revenues.
Cost of Products Sold increased $7.6 million primarily due to higher sales volumes, as described above, as well as increased labor costs, partially offset by favorable cost absorption and decreased material costs related to lower steel prices.
Other Operating Expenses decreased $1.5 million primarily due to decreased incentive compensation costs based on current year financial performance relative to established targets.
PLASTICS SEGMENT RESULTS
The following table summarizes Plastics segment operating results for the three months ended September 30, 2022 and 2021:

(in thousands)	2022	2021	$ change	% change

Operating Revenues	$142,342	$107,542	$34,800	32.4%
Cost of Products Sold (excluding depreciation)	61,597	64,064	(2,467)	(3.9)
Other Operating Expenses	3,921	3,832	89	2.3
Depreciation and Amortization	1,023	1,099	(76)	(6.9)
Operating Income	$75,801	$38,547	$37,254	96.6%
Operating Revenues increased $34.8 million due to a 57% increase in the price per pound of PVC pipe sold, as sales prices remain high due to extraordinary market conditions. Demand for PVC pipe began to soften during the third quarter as customers started to consume high priced inventory instead of buying additional PVC pipe. Sales volumes for the quarter decreased 15% due to softening customer demand.
Cost of Products Sold decreased $2.5 million primarily due to decreased sales volumes, as described above, partially offset by increased PVC resin and other input material costs, which increased 14.5% due to the market conditions described above. Resin prices in the third quarter of 2022 increased compared to the same period in the previous year, but decreased compared to the second quarter of 2022.
CORPORATE COSTS
The following table summarizes Corporate operating results for the three months ended September 30, 2022 and 2021:

(in thousands)	2022	2021	$ change	% change

Other Operating Expenses	$3,976	$2,231	$1,745	78.2%
Depreciation and Amortization	28	48	(20)	(41.7)
Operating Loss	$4,004	$2,279	$1,725	75.7%
Other Operating Expenses increased $1.7 million primarily due to increased employee health care costs and increased professional service costs.

RESULTS OF OPERATIONS – YEAR TO DATE
CONSOLIDATED RESULTS
The following table summarizes consolidated operating results for the nine months ended September 30, 2022 and 2021:

(in thousands)	2022	2021	$ change	% change

Operating Revenues	$1,158,800	$863,612	$295,188	34.2%
Operating Expenses	823,302	685,063	138,239	20.2
Operating Income	335,498	178,549	156,949	87.9
Interest Charges	27,198	28,601	(1,403)	(4.9)
Nonservice Cost Components of Postretirement Benefits	(824)	1,511	(2,335)	(154.5)
Other Income	(802)	2,095	(2,897)	(138.3)
Income Before Income Taxes	308,322	150,532	157,790	104.8
Income Tax Expense	66,143	25,380	40,763	160.6
Net Income	$242,179	$125,152	$117,027	93.5%
Operating Revenues increased $295.2 million primarily due to higher PVC pipe prices within our Plastics segment and increased sales volumes and material costs, which resulted in higher sales prices, in our Manufacturing segment. Increased retail revenues within our Electric segment due to increased fuel recovery revenues, increased sales volumes from commercial and industrial customers, and favorable weather impacts also contributed to the higher operating revenues in 2022. See our segment disclosures below for additional discussion of items impacting operating revenues.
Operating Expenses increased $138.2 million due to increased expenses across all three of our operating segments. Operating expenses in our Electric segment increased primarily from higher purchased power costs due to an increase in the volume and cost of purchased power, increased production fuel costs, and higher operating and maintenance expenses, due to increased planned outage maintenance costs, increased labor costs related to various maintenance activities, and increased transmission tariff expenses. Operating expenses in our Manufacturing segment increased primarily due to higher material costs, largely driven by higher steel prices and higher sales volumes at BTD. Operating expenses in our Plastics segment increased primarily due to increased PVC resin and other input costs, partially offset by decreased sales volumes. See our segment disclosures below for additional discussion of items impacting operating expenses.
Interest Charges decreased $1.4 million due to a lowering of our average interest rate on our long-term debt as a result of refinancing activity in 2021 and 2022, and a decrease in our average short-term borrowings compared to the previous year.
Nonservice Cost Components of Postretirement Benefits decreased $2.3 million primarily due to the amortization of actuarial gains resulting from the increase in the discount rates used to measure our pension benefit and postretirement benefit liabilities as of December 31, 2021.
Other Income decreased $2.9 million primarily due to investment losses on our corporate-owned life insurance policies and other investments during the nine months ended September 30, 2022 compared to investment gains in the same period last year.
Income Tax Expense increased $40.8 million primarily due to increased income before income taxes. Our effective tax rate was 21.5% for the nine months ended September 30, 2022 and 16.9% for the same period in the previous year. The increase in our effective tax rate was driven by an increase in our income before income taxes without a corresponding increase in tax credits and other permanent differences that impact our effective tax rate. See Note 8 to our consolidated financial statements included in the report on Form 10-Q for additional information regarding factors impacting our effective tax rate.

ELECTRIC SEGMENT RESULTS
The following table summarizes Electric segment operating results for the nine months ended September 30, 2022 and 2021:

(in thousands)	2022	2021	$ change	% change

Retail Revenues	$347,419	$291,130	$56,289	19.3%
Transmission Services Revenues	37,409	37,085	324	0.9
Wholesale Revenues	13,196	14,711	(1,515)	(10.3)
Other Electric Revenues	6,088	5,703	385	6.8
Total Operating Revenues	404,112	348,629	55,483	15.9
Production Fuel	54,538	44,576	9,962	22.3
Purchased Power	64,604	40,273	24,331	60.4
Operating and Maintenance Expenses	126,460	114,615	11,845	10.3
Depreciation and Amortization	54,441	53,335	1,106	2.1
Property Taxes	13,304	13,136	168	1.3
Operating Income	$90,765	$82,694	$8,071	9.8%

	2022	2021	change	% change

Electric kilowatt-hour (kwh) Sales (in thousands)
Retail kwh Sales	4,076,769	3,511,730	565,039	16.1%
Wholesale kwh Sales – Company Generation	222,591	358,761	(136,170)	(38.0)
Heating Degree Days	4,559	3,614	945	26.1
Cooling Degree Days	530	700	(170)	(24.3)

The operating results of our Electric segment are impacted by fluctuations in weather conditions and the resulting demand for electricity for heating and cooling. The following table shows heating and cooling degree days as a percent of normal for the nine months ended September 30, 2022 and 2021.

	2022	2021

Heating Degree Days	114.0%	89.9%
Cooling Degree Days	113.7%	150.9%

The following table summarizes the estimated effect on diluted earnings per share of the difference in retail kwh sales under actual weather conditions and expected retail kwh sales under normal weather conditions in 2022 and 2021, and between years.

	2022 vs Normal	2022 vs 2021	2021 vs Normal

Effect on Diluted Earnings Per Share	$0.08	$0.06	$0.02

Retail Revenues increased $56.3 million primarily due to the following:
•A $35.0 million increase in fuel recovery revenues primarily due to increased purchased power and production fuel costs, as described below, and a decrease in credits provided to retail customers from decreased margins recognized on wholesale sales.
•A $11.5 million increase in retail revenues from increased sales volumes from commercial and industrial customers, including the impact of a new commercial customer load in North Dakota.
•A $4.1 million increase in interim rate revenue due to the finalization of the interim rate refund, as approved by the MPUC in the second quarter of 2022.
•A $3.0 million increase in revenues from the favorable impact of weather in the first nine months of 2022 compared to the same period last year.
Retail revenues also benefited from increased transmission, renewable and phase-in rider revenue in the first nine months of 2022. These increases were partially offset by a decrease in conservation improvement program (CIP) revenue as a result of decreased CIP spending and related cost recovery. Retail revenues in 2021 were negatively impacted by adjustments to our estimated interim rate refund.
Production Fuel costs increased $10.0 million due to a 32% increase in fuel cost per kwh, which was partially offset by a decrease in kwhs generated from our fuel-burning plants due to our planned outage at Coyote Station in 2022 and the retirement of Hoot Lake Plant in May 2021.
Purchased Power costs to serve retail customers increased $24.3 million due to a 44% increase in the volume of purchased power, resulting from the planned outage at Coyote Station, the retirement of Hoot Lake Plant and increased customer demand, and an 11% increase in the price of purchased power per kwh, resulting from increased natural gas and market energy prices.

Operating and Maintenance Expense increased $11.8 million, primarily due the following:
•Higher maintenance costs primarily arising from our planned outage at Coyote Station and increased maintenance costs at our wind generation assets.
•Increased transmission tariff expenses.
•Higher labor costs associated with increased maintenance activities, including vegetative management and other activities.
•Increased travel costs driven by higher fuel costs for our vehicle fleet and increased travel activities.
Partially offsetting these increases were lower CIP expenses compared to the previous year and a decrease in expenses from our Minnesota rate case compared to 2021.
MANUFACTURING SEGMENT RESULTS
The following table summarizes Manufacturing segment operating results for the nine months ended September 30, 2022 and 2021:

(in thousands)	2022	2021	$ change	% change

Operating Revenues	$306,921	$250,085	$56,836	22.7%
Cost of Products Sold (excluding depreciation)	242,440	189,183	53,257	28.2
Other Operating Expenses	27,363	28,109	(746)	(2.7)
Depreciation and Amortization	12,101	11,395	706	6.2
Operating Income	$25,017	$21,398	$3,619	16.9%
Operating Revenues increased $56.8 million primarily due to a $35.6 million increase in material costs at BTD, which are passed through to customers, as a result of higher steel prices. Steel prices have been highly volatile in 2022 and were higher on average compared to the previous year, which resulted in increased revenues as we sold through high-priced inventory. Operating revenues also increased due to a 7.6% increase in sales volumes and price increases related to inflationary costs being experienced across the business. Increases in sales prices and volumes at T.O. Plastics, primarily due to strong customer demand in the horticulture sector, also contributed to the increase in operating revenues.
Cost of Products Sold increased $53.3 million primarily due to higher material costs and sales volumes at BTD. The increase in material cost was largely driven by increased steel prices as mentioned above. Cost of products sold at BTD was positively impacted by favorable cost absorption in the first nine months of 2022 compared to the prior year. Increased sales volumes and material costs at T.O. Plastics also contributed to the increase in cost of products sold.
PLASTICS SEGMENT RESULTS
The following table summarizes Plastics segment operating results for the nine months ended September 30, 2022 and 2021:

(in thousands)	2022	2021	$ change	% change

Operating Revenues	$447,767	$264,898	$182,869	69.0%
Cost of Products Sold (excluding depreciation)	201,146	169,584	31,562	18.6
Other Operating Expenses	12,225	10,450	1,775	17.0
Depreciation and Amortization	3,173	3,200	(27)	(0.8)
Operating Income	$231,223	$81,664	$149,559	183.1%
Operating Revenues increased $182.9 million, primarily due to a 83% increase in the price per pound of PVC pipe sold. As discussed above, PVC pipe sale prices increased due to strong demand for PVC pipe products, limited PVC pipe inventories, and increases in the cost of resin. Resin and other material input supply constraints negatively impacted our production volumes, which coupled with low inventory levels, impacted sales volumes, which were down 7.5% compared to the previous year.
Cost of Products Sold increased $31.6 million primarily due to increased PVC resin and other input costs, which increased 29% due to the market conditions described above, partially offset by decreased sales volumes. Labor and overhead costs also increased from the previous year.
Other Operating Expenses increased $1.8 million primarily due to increased incentive compensation costs and sales commissions, which increased as a result of increased operating revenues and earnings compared to the previous year.
CORPORATE COSTS
The following table summarizes Corporate operating results for the nine months ended September 30, 2022 and 2021:

(in thousands)	2022	2021	$ change	% change

Other Operating Expenses	$11,393	$7,028	$4,365	62.1%
Depreciation and Amortization	114	179	(65)	(36.3)
Operating Loss	$11,507	$7,207	$4,300	59.7%
Other Operating Expenses increased $4.4 million primarily due to increased employee health care costs, increased professional service costs, increased incentive compensation costs based on the current year financial and operating performance, and increased travel costs.

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
On May 12, 2022, OTP's final rate case compliance filing was approved by the MPUC. The filing included final revenue calculations, rate design and resulting tariff revisions, along with a determination of the interim rate refund, which resulted in an increase in revenues during the second quarter of 2022 of $4.1 million. Final rates took effect on July 1, 2022, and interim rate refunds of $15.3 million were completed in the third quarter of 2022.
RATE RIDERS
The following table includes a summary of pending and recently concluded rate rider proceedings:

Recovery			Filing	Amount	Effective
Mechanism	Jurisdiction	Status	Date	(in millions)	Date	Notes

CIP - 2022	MN	Approved	04/01/22	$10.8	10/01/22	Includes recovery of energy conservation improvement costs as well as a demand side management financial incentive.
CIP - 2021	MN	Approved	04/01/21	9.4	12/01/21	Includes recovery of energy conservation improvement costs as well as a demand side management financial incentive.
TCR - 2021	MN	Approved	11/23/21	7.2	08/01/22	Includes recovery of two new transmission projects.
RRR - 2021	MN	Approved	12/06/21	7.0	08/01/22	Includes return on Hoot Lake Solar construction costs and costs associated with the acquisition of the Ashtabula III wind farm.
RRR - 2021	ND	Approved	03/07/21	11.8	04/01/21	Includes recovery of Merricourt investment and operating costs.
RRR - 2022	ND	Approved	01/05/22	7.8	04/01/22	Includes Merricourt recovery, the proposed purchase of Ashtabula III and credits related to deferred taxes and production tax credits.
TCR - 2022	ND	Requested	09/15/22	7.5	01/01/23	Includes recovery of three new transmission projects, one transmission rebuild project and six transmission projects related to extending the useful life of transmission assets.
TCR - 2021	ND	Approved	09/15/21	6.1	01/01/22	Includes recovery of three new transmission projects/programs.
TCR - 2020	ND	Approved	11/18/20	5.6	01/01/21	Includes recovery of eight new transmission projects.
GCR - 2021	ND	Approved	03/01/21	5.2	07/01/21	Includes recovery of Astoria Station, net of anticipated savings associated with the retirement of Hoot Lake Plant.
GCR - 2022	ND	Approved	03/01/22	3.3	07/01/22	Annual update to generation cost recovery rider.
AGI - 2022	ND	Requested	07/08/22	3.1	01/01/23	Includes recovery of the advanced metering infrastructure, outage management system and demand response projects.
PIR - 2022	SD	Approved	06/01/22	3.0	09/01/22	Includes recovery of the Ashtabula III wind farm purchase, Merricourt, Astoria Station, and the Advanced Grid Infrastructure project, as well as load growth credits.
TCR - 2020	SD	Approved	01/29/20	2.3	03/02/20	Annual update to transmission cost recovery rider.
TCR - 2022	SD	Approved	10/29/21	2.2	03/01/22	Annual update to transmission cost recovery rider.
TCR - 2021	SD	Approved	02/19/21	2.2	03/01/21	Includes recovery of two new transmission projects.

Energy Adjustment Rider: On October 20, 2022, OTP filed supplemental comments in the Minnesota 2023 Energy Adjustment Rider (EAR) docket. As part of this filing, OTP proposed to refund the Minnesota portion of capacity auction revenues (see below for further details) through this rider and proposed a mechanism to address load reallocation due to the impact of a recent load addition in North Dakota. The filing proposed an assessment in 2022 and 2023 to determine whether actual, weather normalized earnings, as measured based on ROE, including the crediting of capacity auction revenues, are above or below our authorized ROE in Minnesota (9.48%). Under our proposal, should OTP under or over earn its authorized ROE, an adjustment to recover amounts from, or refund amounts to, Minnesota customers would be effectuated through the EAR. OTP proposed three ROE ranges above or below the allowed ROE for which a surcharge or refund would be calculated, including a 20 basis point range in which no surcharge or refund would be assessed, a 21 to 100 basis point range in which 50% of the over or under earning in this range would be collected from or refunded to customers, and a range above 100 basis points in which 100% of the over or under earning in this range would be collected from or refunded to customers. Our proposal is still pending before the MPUC. Should our proposal be accepted without modification, as of September 30, 2022, we estimated no refund or surcharge would be assessed under the requested mechanism.
MISO CAPACITY AUCTION
OTP offered 88 megawatts of excess capacity into the annual MISO planning resource auction for the period June 2022 through May 2023. As a result of a capacity shortage in the MISO region, capacity prices cleared the auction at maximum pricing. As a result, the 88 megawatts of auctioned capacity will generate approximately $9.3 million of net capacity auction revenues over the twelve month period beginning in June 2022. Through September 30, 2022, OTP has received approximately $2.9 million of excess capacity auction revenues. We anticipate a portion of the capacity auction revenues will be used to mitigate customer rate increases or returned to customers through various mechanisms in each jurisdiction.
INTEGRATED RESOURCE PLAN
On September 1, 2021, OTP filed its 2022 Integrated Resource Plan (2022 IRP) concurrently with regulators in the three states where OTP operates, Minnesota, North Dakota and South Dakota. The 2022 IRP included OTP’s preferred plan for meeting customers’ anticipated capacity and energy needs while maintaining system reliability and low electric service rates.
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
On October 14, 2022, OTP submitted a supplemental filing to update its 2022 IRP, requesting the procedural schedule in Minnesota be amended to allow for additional time to update our resource modeling given significant changes in the energy industry since the original 2022 IRP filing, while maintaining the original procedural schedule as it relates to adding dual fuel capability at Astoria Station. Our original filing proposed fuel oil as the secondary on-site fuel at Astoria Station and our supplemental filing reflects revised cost estimates and liquified natural gas as the most cost-effective secondary fuel source. The recent changes which led to our request include FERC’s approval of MISO’s new seasonal resource adequacy construct, MISO’s proposal to significantly increase winter and spring planning reserve margins, and enactment of the Inflation Reduction Act. On November 1, 2022, the MPUC approved OTP's requested changes to the procedural schedule for the 2022 IRP. OTP plans to file an updated resource plan in March 2023, as approved under the amended schedule. In conjunction with the updated resource plan, OTP's preferred plan could change based on the results of the updated resource modeling incorporating the factors listed above, as well as other changes. A change to the preferred plan could ultimately impact the nature, timing and amount of future capital investments, as well as the potential for OTP's withdrawal from Coyote Station. A notice of the request submitted to the MPUC was also provided to the North Dakota Public Service Commission and South Dakota Public Utilities Commission.

LIQUIDITY
LIQUIDITY OVERVIEW
We believe our financial condition is strong and our cash and cash equivalents, other liquid assets, operating cash flows, existing lines of credit, access to capital markets and borrowing ability, because of investment-grade credit ratings, when taken together provide us ample liquidity to conduct our business operations, fund our short-term and long-term capital expenditure plans and satisfy our obligations as they become due. Our liquidity, including our operating cash flows and access to capital markets, can be impacted by macroeconomic factors outside of our control, including higher interest rates and debt capital costs and diminished credit availability. In addition, our liquidity could be impacted by non-

compliance with certain financial covenants under our various debt instruments. As of September 30, 2022, we were in compliance with all financial covenants (see the Financial Covenants section under Capital Resources below).
The following table presents the status of our lines of credit as of September 30, 2022 and December 31, 2021:

		2022			2021
(in thousands)	Borrowing Limit	Amount Outstanding	Letters of Credit	Amount Available	Amount Available

OTC Credit Agreement	$170,000	$—	$—	$170,000	$147,363
OTP Credit Agreement	170,000	—	9,919	160,081	88,315
Total	$340,000	$—	$9,919	$330,081	$235,678
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
CASH FLOWS
The following is a discussion of our cash flows for the nine months ended September 30, 2022 and 2021:

(in thousands)	2022	2021

Net Cash Provided by Operating Activities	$287,973	$154,752

Net Cash Provided by Operating Activities increased $133.2 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, due primarily to the $117.0 million increase in net income, largely due to increased earnings from our Plastics segment, and a lower level of working capital needs in the first nine months of 2022 compared to the prior year.

(in thousands)	2022	2021

Net Cash Used in Investing Activities	$127,556	$117,084

Net Cash Used in Investing Activities increased $10.5 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase in cash used in investing activities was primarily due to a higher amount of Electric segment capital investment compared to last year.

(in thousands)	2022	2021

Net Cash Used in Financing Activities	$88,967	$37,559

Net Cash Used in Financing Activities increased $51.4 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. Financing activities for the nine months ended September 30, 2022 included the issuance of $90.0 million of long-term debt at OTP, which was used to repay $30.0 million of long-term debt that matured in August 2022, to repay short-term borrowings, fund capital expenditures, and for other general corporate purposes. Financing activities for the nine months ended September 30, 2022, also included net repayments of short-term borrowings of $91.2 million and dividend payments of $51.6 million. Financing activities for the nine months ended September 30, 2021 included net proceeds from short-term borrowings of $16.9 million and dividend payments of $48.6 million.

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
We have updated our capital expenditure plans in our Electric segment in light of recent changes in the energy industry and recent regulatory actions, including FERC’s approval of MISO’s new seasonal resource adequacy construct, MISO’s proposal to significantly increase winter and spring planning reserve margins, MISO's approval of certain projects as part of its long-range transmission plan, and the enactment of the Inflation Reduction Act. The significant changes to our anticipated capital investments over the next five years include additional investment in multiple transmission projects, the modification of investments in wind generation, including the incorporation of wind repowering into our current capital investment plan, and a reduction in planned solar generation. The table below reflects these changes, as well as all other currently anticipated capital investments over the next five years in our Electric, Manufacturing, and Plastics segments.

The following provides a summary of actual capital expenditures for the year ended December 31, 2021, anticipated annual capital expenditures for the current year ending December 31, 2022, and anticipated capital expenditures for the next five years, along with electric utility average rate base and annual rate base growth:

(in millions)	2021	2022(1)	2023	2024	2025	2026	2027	Total 2023 - 2027

Electric Segment:
Renewables and Natural Gas Generation		$33	$88	$119	$88	$79	$10	$384
Technology and Infrastructure		9	33	30	6	5	1	75
Distribution Plant Replacements		40	33	37	38	38	43	189
Transmission (includes replacements)		38	34	36	46	87	78	281
Other		30	26	25	30	25	22	128
Total Electric Segment	$140	$150	$214	$247	$208	$234	$154	$1,057
Manufacturing and Plastics Segments	32	34	48	53	29	25	24	179
Total Capital Expenditures	$172	$184	$262	$300	$237	$259	$178	$1,236

Total Electric Utility Average Rate Base	$1,575	$1,620	$1,750	$1,850	$1,990	$2,110	$2,210
Annual Rate Base Growth		2.9%	8.0%	5.7%	7.6%	6.0%	4.7%
(1) Includes actual results for the nine months ended September 30, 2022, and anticipated capital expenditures for the fourth quarter of 2022.
CONTRACTUAL OBLIGATIONS
Our contractual obligations primarily include principal and interest payments due under our outstanding debt obligations, commitments to acquire coal, energy and capacity commitments, payments to meet our postretirement benefit obligations, and payment obligations under land easements and leasing arrangements.
On June 23, 2022, OTP exercised its option to acquire the Ashtabula III wind farm, a 62.4 megawatt wind farm located in eastern North Dakota, for $49.7 million, subject to certain closing adjustments. The purchase has received regulatory approval. We anticipate the transaction will close, subject to certain customary closing conditions, in January 2023.
Our contractual obligations as of December 31, 2021 are included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2021. Except for the Ashtabula III wind farm purchase described above, there were no material changes in our contractual obligations outside of the ordinary course of our business during the nine months ended September 30, 2022.
Off-Balance Sheet Arrangements
As of September 30, 2022, we have outstanding letters of credit totaling $13.0 million, a portion of which reduces our borrowing capacity under our lines of credit. No outstanding letters of credit are reflected in outstanding short-term debt on our consolidated balance sheets. We do not have any other off-balance sheet arrangements or any relationships with unconsolidated entities or financial partnerships that have, or are reasonably likely to have, a material current or future effect on our financial condition. These entities are often referred to as structured finance special purpose entities or variable interest entities, which are established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. We are not exposed to any financing, liquidity, market or credit risk that could arise if we had such relationships.
COMMON STOCK DIVIDENDS
We paid dividends to our common stockholders totaling $51.6 million, or $1.2375 per share, in the first nine months of 2022. The determination of the amount of future cash dividends to be paid will depend on, among other things, our financial condition, our actual or expected level of earnings and cash flows from operations, the level of our capital expenditures and our future business prospects. As a result of certain statutory limitations or regulatory or financing agreements, the amount of dividends we are allowed to pay could be restricted. See Note 10 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information. The decision to declare a dividend is reviewed quarterly by our Board of Directors.

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
On May 3, 2021, we filed a second registration statement with the SEC for the issuance of up to 1,500,000 common shares under an Automatic Dividend Reinvestment and Share Purchase Plan, which provides shareholders, retail customers of OTP and other interested investors methods of purchasing our common shares by reinvesting their dividends or making optional cash investments. Shares purchased under the plan may be newly issued common shares or common shares purchased on the open market. As of September 30, 2022, there were 1,287,774 shares available for purchase or issuance under the plan. The registration statement expires in May 2024.
SHORT-TERM DEBT
OTC and OTP are each party to a credit agreement (the OTC Credit Agreement and OTP Credit Agreement, respectively) which each provide for unsecured revolving lines of credit. The following is a summary of key provisions and borrowing information as of, and for the nine months ended, September 30, 2022:

(in thousands, except interest rates)	OTC Credit Agreement	OTP Credit Agreement

Borrowing Limit	$170,000	$170,000
Borrowing Limit if Accordion Exercised[1]	290,000	250,000
Amount Restricted Due to Outstanding Letters of Credit as of September 30, 2022	—	9,919
Amount Outstanding as of September 30, 2022	—	—
Average Amount Outstanding During the Nine Months Ended September 30, 2022	15,625	30,235
Maximum Amount Outstanding During the Nine Months Ended September 30, 2022	58,715	74,519
Interest Rate as of September 30, 2022	4.64%	4.39%
Maturity Date	September 30, 2026	September 30, 2026

[1]Each facility includes an accordion featuring allowing the borrower to increase the borrowing limit if certain terms and conditions are met.
On October 31, 2022, OTC entered into a Fifth Amended and Restated Credit Agreement and OTP entered into a Fourth Amended and Restated Credit Agreement, in each case amending and restating the previously existing credit agreements to extend the maturity date of each agreement from September 30, 2026 to October 29, 2027 and to replace LIBOR as a benchmark interest rate with the Secured Overnight Finance Rate (SOFR). The adoption of SOFR as a benchmark interest rate is in advance of the scheduled elimination of LIBOR as a benchmark interest rate on June 30, 2023. We do not expect this change in benchmark interest rates will have a material impact on our operating results or cash flows. No other significant terms or conditions, including borrowing capacity, credit spreads or financial covenants, were modified under these amendments and restatements.
LONG-TERM DEBT
As of September 30, 2022, we had $827.0 million of principal outstanding under long-term debt arrangements. These instruments generally provide for unsecured borrowings at fixed rates of interest with maturities ranging from 2026 to 2052. Pursuant to a Note Purchase Agreement executed in June 2021, OTP issued its Series 2022A Notes due May 20, 2052, in May 2022 for aggregate proceeds of $90.0 million, a portion of which was used to repay the $30.0 million Series 2007B Notes at their maturity in August 2022.
Note 6 to our consolidated financial statements included in this Quarterly Report on Form 10-Q includes additional information regarding these short-term and long-term debt instruments.
Financial Covenants
Certain of our short- and long-term debt agreements require OTC and OTP to maintain certain financial covenants. As of September 30, 2022, we were in compliance with these financial covenants as further described below:
OTC, under its financial covenants, may not permit its ratio of interest-bearing debt to total capitalization to exceed 0.60 to 1.00, may not permit its interest and dividend coverage ratio to be less than 1.50 to 1.00, and may not permit its priority indebtedness to exceed 10 percent of its total capitalization. As of September 30, 2022, OTC's interest-bearing debt to total capitalization was 0.41 to 1.00, OTC's interest and dividend coverage ratio was 11.37 to 1.00, and OTC had no priority indebtedness outstanding.
OTP, under its financial covenants, may not permit its ratio of debt to total capitalization to exceed 0.60 to 1.00, may not permit its interest and dividend coverage ratio to be less than 1.50 to 1.00, and may not permit its priority debt to exceed 20 percent of its total capitalization. As of September 30, 2022, OTP's interest-bearing debt to total capitalization was 0.45 to 1.00, OTP's interest and dividend coverage ratio was 3.65 to 1.00, and OTP had no priority indebtedness outstanding.

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
Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) as of September 30, 2022, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2022.
Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
10.1
—Fifth Amended And Restated Credit Agreement, dated as of October 31, 2022, by and between Otter Tail Corporation, as Borrower, and the banks named therein, with U.S. Bank National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Otter Tail Corporation on November 1, 2022)

10.2
—Fourth Amended And Restated Credit Agreement, dated as of October 31, 2022, by and between Otter Tail Power Company, as Borrower, and the banks named therein, with U.S. Bank National Association, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by Otter Tail Corporation on November 1, 2022)

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

Dated: November 2, 2022