Form 10-Q
period 2023-03-31
Otter Tail Corp
filed 2023-05-03
CIK 1466593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2023 or
☐    Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
41,710,621 Common Shares ($5 par value) as of April 28, 2023.

DEFINITIONS
The following abbreviations or acronyms are used in the text.

AMDT	Advanced Meter and Distribution Technology	MPUC	Minnesota Public Utilities Commission
ARP	Alternative Revenue Program	NDDEQ	North Dakota Department of Environmental Quality
BTD	BTD Manufacturing, Inc.	NDPSC	North Dakota Public Service Commission
CIP	Conservation Improvement Program	OTC	Otter Tail Corporation
EAR	Energy Adjustment Rider	OTP	Otter Tail Power Company
EITE	Energy Intensive, Trade Exposed Rider	PIR	Phase-In Rider
EPA	Environmental Protection Agency	PSLRA	Private Securities Litigation Reform Act of 1995
ESSRP	Executive Survivor and Supplemental Retirement Plan	PTC	Production Tax Credits
FERC	Federal Energy Regulatory Commission	PVC	Polyvinyl chloride
GCR	Generation Cost Recovery Rider	RHR	Regional Haze Rule
ISO	Independent System Operator	ROE	Return on equity
IRP	Integrated Resource Plan	RRR	Renewable Resource Rider
kwh	kilowatt-hour	SEC	Securities and Exchange Commission
Merricourt	Merricourt Wind Energy Center	T.O. Plastics	T.O. Plastics, Inc.
MISO	Midcontinent Independent System Operator, Inc.	TCR	Transmission Cost Recovery Rider

FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "PSLRA"). When used in this Form 10-Q and in future filings by Otter Tail Corporation (the "Company") with the Securities and Exchange Commission (SEC), in the Company’s press releases and in oral statements, words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” "future," "goal," “intend,” "likely," “may,” “outlook,” “plan,” “possible,” “potential,” "probable," "projected," “should,” "target," “will,” “would” or similar expressions are intended to identify forward-looking statements within the meaning of the PSLRA. Such statements are based on current expectations and assumptions and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. The Company’s risks and uncertainties include, among other things, uncertainty of future investments and capital expenditures, rate base levels and rate base growth, long-term investment risk, seasonal weather patterns and extreme weather events, counterparty credit risk, future business volumes with key customers, reductions in our credit ratings, our ability to access capital markets on favorable terms, assumptions and costs relating to funding our employee benefit plans, our subsidiaries’ ability to make dividend payments, cyber security threats or data breaches, the impact of government legislation and regulation including foreign trade policy and environmental, health and safety laws and regulations, the impact of climate change including compliance with legislative and regulatory changes to address climate change, operational and economic risks associated with our electric generating and manufacturing facilities, risks associated with energy markets, the availability and pricing of resource materials, inflation cost pressures, attracting and maintaining a qualified and stable workforce, expectations regarding regulatory proceedings, and changing macroeconomic and industry conditions. These and other risks and uncertainties are more fully described in our filings with the SEC, including our most recently filed Annual Report on Form 10-K. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information.
PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

OTTER TAIL CORPORATION
CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share data)	March 31, 2023	December 31, 2022

Assets
Current Assets
Cash and Cash Equivalents	$104,080	$118,996
Receivables, net of allowance for credit losses	175,442	144,393
Inventories	144,767	145,952
Regulatory Assets	16,566	24,999
Other Current Assets	13,510	18,412
Total Current Assets	454,365	452,752
Noncurrent Assets
Investments	58,058	54,845
Property, Plant and Equipment, net of accumulated depreciation	2,289,491	2,212,717
Regulatory Assets	97,179	94,655
Intangible Assets, net of accumulated amortization	7,668	7,943
Goodwill	37,572	37,572
Other Noncurrent Assets	43,077	41,177
Total Noncurrent Assets	2,533,045	2,448,909
Total Assets	$2,987,410	$2,901,661

Liabilities and Shareholders' Equity
Current Liabilities
Short-Term Debt	$60,854	$8,204
Accounts Payable	93,543	104,400
Accrued Salaries and Wages	20,149	32,327
Accrued Taxes	23,415	19,340
Regulatory Liabilities	20,526	17,300
Other Current Liabilities	43,977	56,065
Total Current Liabilities	262,464	237,636
Noncurrent Liabilities
Pension Benefit Liability	33,185	33,210
Other Postretirement Benefits Liability	47,469	46,977
Regulatory Liabilities	245,071	244,497
Deferred Income Taxes	230,393	221,302
Deferred Tax Credits	15,730	15,916
Other Noncurrent Liabilities	65,439	60,985
Total Noncurrent Liabilities	637,287	622,887
Commitments and Contingencies (Note 9)
Capitalization
Long-Term Debt	823,882	823,821
Shareholders' Equity
Common Shares: 50,000,000 shares authorized, $5 par value; 41,684,526 and 41,631,113 outstanding at March 31, 2023 and December 31, 2022	208,423	208,156
Additional Paid-In Capital	424,948	423,034
Retained Earnings	629,437	585,212
Accumulated Other Comprehensive Income	969	915
Total Shareholders' Equity	1,263,777	1,217,317
Total Capitalization	2,087,659	2,041,138
Total Liabilities and Shareholders' Equity	$2,987,410	$2,901,661
See accompanying notes to consolidated financial statements.

OTTER TAIL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended March 31,
(in thousands, except per-share amounts)	2023	2022

Operating Revenues
Electric	$151,909	$130,416
Product Sales	187,172	244,488
Total Operating Revenues	339,081	374,904
Operating Expenses
Electric Production Fuel	11,492	14,853
Electric Purchased Power	41,825	20,529
Electric Operating and Maintenance Expenses	45,549	44,278
Cost of Products Sold (excluding depreciation)	112,369	151,759
Other Nonelectric Expenses	18,699	17,206
Depreciation and Amortization	23,856	23,548
Electric Property Taxes	4,621	4,432
Total Operating Expenses	258,411	276,605
Operating Income	80,670	98,299
Other Income and (Expense)
Interest Expense	(9,415)	(8,948)
Nonservice Components of Postretirement Benefits	2,412	22
Other Income (Expense), net	2,118	260
Income Before Income Taxes	75,785	89,633
Income Tax Expense	13,304	17,630
Net Income	$62,481	$72,003

Weighted-Average Common Shares Outstanding:
Basic	41,632	41,548
Diluted	41,977	41,871
Earnings Per Share:
Basic	$1.50	$1.73
Diluted	$1.49	$1.72
See accompanying notes to consolidated financial statements.

OTTER TAIL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended March 31,
(in thousands)	2023	2022

Net Income	$62,481	$72,003
Other Comprehensive Income (Loss):
Unrealized Gain (Loss) on Available-for-Sale Securities, net of tax (expense) benefit of $(21) and $61	80	(231)
Pension and Other Postretirement Benefits, net of tax benefit of $9 and $67	(26)	(190)
Total Other Comprehensive Income (Loss)	54	(421)
Total Comprehensive Income	$62,535	$71,582
See accompanying notes to consolidated financial statements.

OTTER TAIL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)

(in thousands, except common shares outstanding)	Common Shares Outstanding	Par Value, Common Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity

Balance, December 31, 2022	41,631,113	$208,156	$423,034	$585,212	$915	$1,217,317
Stock Issued Under Share-Based Compensation Plans, net of shares withheld for employee taxes	53,413	267	(3,355)	—	—	(3,088)
Net Income	—	—	—	62,481	—	62,481
Other Comprehensive Income	—	—	—	—	54	54
Stock Compensation Expense	—	—	5,269	—	—	5,269
Common Dividends ($0.4375 per share)	—	—	—	(18,256)	—	(18,256)
Balance, March 31, 2023	41,684,526	$208,423	$424,948	$629,437	$969	$1,263,777

Balance, December 31, 2021	41,551,524	$207,758	$419,760	$369,783	$(6,524)	$990,777
Stock Issued Under Share-Based Compensation Plans, net of shares withheld for employee taxes	54,360	271	(3,215)	—	—	(2,944)
Net Income	—	—	—	72,003	—	72,003
Other Comprehensive Loss	—	—	—	—	(421)	(421)
Stock Compensation Expense	—	—	4,904	—	—	4,904
Common Dividends ($0.4125 per share)	—	—	—	(17,181)	—	(17,181)
Balance, March 31, 2022	41,605,884	$208,029	$421,449	$424,605	$(6,945)	$1,047,138
See accompanying notes to consolidated financial statements.

OTTER TAIL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended March 31,
(in thousands)	2023	2022

Operating Activities
Net Income	$62,481	$72,003
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	23,856	23,548
Deferred Tax Credits	(186)	(186)
Deferred Income Taxes	8,028	14,342
Discretionary Contribution to Pension Plan	—	(20,000)
Allowance for Equity Funds Used During Construction	(174)	(260)
Stock Compensation Expense	5,269	4,904
Other, Net	(1,562)	866
Changes in Operating Assets and Liabilities:
Receivables	(31,049)	(43,943)
Inventories	1,460	3,403
Regulatory Assets	7,147	4,468
Other Assets	5,278	3,729
Accounts Payable	(7,387)	(12,533)
Accrued and Other Liabilities	(19,617)	(7,859)
Regulatory Liabilities	4,420	2,812
Pension and Other Postretirement Benefits	(2,411)	122
Net Cash Provided by Operating Activities	55,553	45,416
Investing Activities
Capital Expenditures	(98,101)	(28,710)
Proceeds from Disposal of Noncurrent Assets	1,030	878
Cash Used for Investments and Other Assets	(3,308)	(3,617)
Net Cash Used in Investing Activities	(100,379)	(31,449)
Financing Activities
Net Borrowings on Short-Term Debt	52,650	6,608
Dividends Paid	(18,256)	(17,181)
Payments for Shares Withheld for Employee Tax Obligations	(3,088)	(2,942)
Other, net	(1,396)	(618)
Net Cash Provided by (Used in) Financing Activities	29,910	(14,133)
Net Change in Cash and Cash Equivalents	(14,916)	(166)
Cash and Cash Equivalents at Beginning of Period	118,996	1,537
Cash and Cash Equivalents at End of Period	$104,080	$1,371

Supplemental Disclosure of Noncash Investing Activities
Accrued Property, Plant and Equipment Additions	$10,346	$9,165
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
Basis of Presentation
The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the SEC for interim reporting. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles. In the opinion of management, we have included all adjustments, including normal recurring accruals, necessary for a fair presentation of the consolidated financial statements for the periods presented. The consolidated financial statements and condensed notes thereto should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Because of the seasonality of our businesses and other factors, the earnings for the three months ended March 31, 2023 should not be taken as an indication of earnings for all or any part of the balance of the current year or as an indication of earnings for future years.
Use of Estimates
We use estimates based on the best information available in recording transactions and balances resulting from business operations. As better information becomes available or actual amounts are known, the recorded estimates are revised. Consequently, operating results can be affected by revisions to prior accounting estimates.
Concentration of Deposits and Investments
The Company has financial instruments that potentially subject us to a concentration risk, including cash and cash equivalents held in deposit and money market accounts with various financial institutions. These deposits are guaranteed by the Federal Deposit Insurance Corporation up to an insurance limit of $250,000. Currently, our cash and cash equivalents significantly exceed federally insured levels.
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
Information for each segment and our unallocated corporate costs for the three months ended March 31, 2023 and 2022 are as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022

Operating Revenue
Electric	$151,909	$130,416
Manufacturing	106,782	104,957
Plastics	80,390	139,531
Total	$339,081	$374,904
Net Income (Loss)
Electric	$23,221	$19,233
Manufacturing	6,862	4,084
Plastics	33,686	50,846
Corporate	(1,288)	(2,160)
Total	$62,481	$72,003

The following provides the identifiable assets by segment and corporate assets as of March 31, 2023 and December 31, 2022:

(in thousands)	March 31, 2023	December 31, 2022

Identifiable Assets
Electric	$2,418,544	$2,351,961
Manufacturing	256,451	245,869
Plastics	149,256	126,318
Corporate	163,159	177,513
Total	$2,987,410	$2,901,661
3. Revenue
Presented below are our operating revenues to external customers, in total and by amounts arising from contracts with customers and alternative revenue program (ARP) arrangements, disaggregated by revenue source and segment for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(in thousands)	2023	2022

Operating Revenues
Electric Segment
Retail: Residential	$43,972	$40,561
Retail: Commercial and Industrial	90,489	71,171
Retail: Other	1,992	1,907
Total Retail	136,453	113,639
Transmission	12,107	12,556
Wholesale	1,838	2,463
Other	1,511	1,758
Total Electric Segment	151,909	130,416
Manufacturing Segment
Metal Parts and Tooling	90,068	89,573
Plastic Products and Tooling	14,142	12,445
Scrap Metal Sales	2,572	2,939
Total Manufacturing Segment	106,782	104,957
Plastics Segment
PVC Pipe	80,390	139,531
Total Operating Revenue	339,081	374,904
Less: Non-contract Revenues Included Above
Electric Segment - ARP Revenues	(1,210)	(2,460)
Total Operating Revenues from Contracts with Customers	$340,291	$377,364
4. Select Balance Sheet Information
Receivables and Allowance for Credit Losses
Receivables as of March 31, 2023 and December 31, 2022 are as follows:

(in thousands)	March 31, 2023	December 31, 2022

Receivables
Trade	$145,337	$112,126
Other	8,918	9,983
Unbilled Receivables	23,378	23,932
Total Receivables	177,633	146,041
Less: Allowance for Credit Losses	2,191	1,648
Receivables, net of allowance for credit losses	$175,442	$144,393

The following is a summary of activity in the allowance for credit losses for the three months ended March 31, 2023 and 2022:

(in thousands)	2023	2022

Beginning Balance, January 1	$1,648	$1,836
Additions Charged to Expense	737	210
Reductions for Amounts Written Off, Net of Recoveries	(194)	(259)
Ending Balance, March 31	$2,191	$1,787
Inventories
Inventories consist of the following as of March 31, 2023 and December 31, 2022:

(in thousands)	March 31, 2023	December 31, 2022

Raw Material, Fuel and Supplies	$73,860	$70,374
Work in Process	30,602	31,766
Finished Goods	40,305	43,812
Total Inventories	$144,767	$145,952
Investments
The following is a summary of our investments as of March 31, 2023 and December 31, 2022:

(in thousands)	March 31, 2023	December 31, 2022

Corporate-Owned Life Insurance Policies	$39,781	$38,991
Corporate and Government Debt Securities	8,971	8,761
Money Market Funds	2,148	1,560
Mutual Funds	7,128	5,503
Other Investments	30	30
Total Investments	$58,058	$54,845
The amount of unrealized gains and losses on debt securities as of March 31, 2023 and December 31, 2022 was not material and no unrealized losses were deemed to be other-than-temporary. In addition, the amount of unrealized gains and losses on marketable equity securities still held as of March 31, 2023 and December 31, 2022 was not material.
Property, Plant and Equipment
Major classes of property, plant and equipment as of March 31, 2023 and December 31, 2022 include:

(in thousands)	March 31, 2023	December 31, 2022

Electric Plant
Electric Plant in Service	$2,917,699	$2,844,379
Construction Work in Progress	128,328	113,932
Total Gross Electric Plant	3,046,027	2,958,311
Less Accumulated Depreciation and Amortization	876,330	859,988
Net Electric Plant	2,169,697	2,098,323
Nonelectric Property, Plant and Equipment
Nonelectric Property, Plant and Equipment in Service	295,548	293,928
Construction Work in Progress	22,840	15,170
Total Gross Nonelectric Property, Plant and Equipment	318,388	309,098
Less Accumulated Depreciation and Amortization	198,594	194,704
Net Nonelectric Property, Plant and Equipment	119,794	114,394
Net Property, Plant and Equipment	$2,289,491	$2,212,717
On January 3, 2023, we purchased the Ashtabula III wind farm, located in eastern North Dakota, which consists of 39 wind turbines and the related infrastructure, adding 62.4 megawatts of nameplate capacity to our owned generation assets. The total purchase price of the acquisition was $50.6 million. In addition to the acquired assets, we also recognized a $3.3 million asset retirement obligation liability associated with the wind farm and became party to the land easement agreements with the landowners of the wind farm.

5. Regulatory Matters
Regulatory Assets and Liabilities
The following presents our current and long-term regulatory assets and liabilities as of March 31, 2023 and December 31, 2022 and the period we expect to recover or refund such amounts:

	Period of	March 31, 2023		December 31, 2022
(in thousands)	Recovery/Refund	Current	Long-Term	Current	Long Term

Regulatory Assets
Pension and Other Postretirement Benefit Plans[1]	See Below	$—	$89,474	$—	$88,354
Alternative Revenue Program Riders[2]	Up to 2 years	3,705	3,272	5,679	2,508
Asset Retirement Obligations[1]	Asset lives	—	1,670	—	1,467
Deferred Income Taxes	Asset lives	—	729	—	—
ISO Cost Recovery Trackers[1]	Up to 2 years	432	201	575	314
Unrecovered Project Costs[1]	Up to 5 years	319	916	320	990
Deferred Rate Case Expenses[1]	Up to 3 years	377	660	377	754
Fuel Clause Adjustments[1]	Up to 1 year	11,361	—	10,893	—
Derivative Instruments[1]	Up to 1 year	347	—	7,130	—
Other[1]	Various	25	257	25	268
Total Regulatory Assets		$16,566	$97,179	$24,999	$94,655
Regulatory Liabilities
Deferred Income Taxes	Asset lives	$—	$130,429	$—	$131,480
Plant Removal Obligations	Asset lives	8,492	106,181	8,509	105,733
Fuel Clause Adjustments	Up to 1 year	3,654	—	365	—
Alternative Revenue Program Riders	Up to 1 year	2,326	—	2,504	—
North Dakota PTC Refunds	Asset lives	—	8,254	—	7,136
Pension and Other Postretirement Benefit Plans	Up to 1 year	5,589	—	5,589	—
Other	Various	465	207	333	148
Total Regulatory Liabilities		$20,526	$245,071	$17,300	$244,497

[1]Costs subject to recovery without a rate of return.
[2]Amount eligible for recovery includes an incentive or rate of return.
6. Short-Term and Long-Term Borrowings
The following is a summary of our outstanding short- and long-term borrowings by borrower, OTC or Otter Tail Power Company (OTP), as of March 31, 2023 and December 31, 2022:
Short-Term Debt
The following is a summary of our lines of credit as of March 31, 2023 and December 31, 2022:

		March 31, 2023			December 31, 2022
(in thousands)	Borrowing Limit	Amount Outstanding	Letters of Credit	Amount Available	Amount Available

OTC Credit Agreement	$170,000	$—	$—	$170,000	$170,000
OTP Credit Agreement	170,000	60,854	9,573	99,573	152,223
Total	$340,000	$60,854	$9,573	$269,573	$322,223

Long-Term Debt
The following is a summary of outstanding long-term debt by borrower as of March 31, 2023 and December 31, 2022:

				(in thousands)
Borrower	Debt Instrument	Rate	Maturity	March 31, 2023	December 31, 2022

OTC	Guaranteed Senior Notes	3.55%	12/15/26	$80,000	$80,000
OTP	Series 2007C Senior Unsecured Notes	6.37%	08/02/27	42,000	42,000
OTP	Series 2013A Senior Unsecured Notes	4.68%	02/27/29	60,000	60,000
OTP	Series 2019A Senior Unsecured Notes	3.07%	10/10/29	10,000	10,000
OTP	Series 2020A Senior Unsecured Notes	3.22%	02/25/30	10,000	10,000
OTP	Series 2020B Senior Unsecured Notes	3.22%	08/20/30	40,000	40,000
OTP	Series 2021A Senior Unsecured Notes	2.74%	11/29/31	40,000	40,000
OTP	Series 2007D Senior Unsecured Notes	6.47%	08/20/37	50,000	50,000
OTP	Series 2019B Senior Unsecured Notes	3.52%	10/10/39	26,000	26,000
OTP	Series 2020C Senior Unsecured Notes	3.62%	02/25/40	10,000	10,000
OTP	Series 2013B Senior Unsecured Notes	5.47%	02/27/44	90,000	90,000
OTP	Series 2018A Senior Unsecured Notes	4.07%	02/07/48	100,000	100,000
OTP	Series 2019C Senior Unsecured Notes	3.82%	10/10/49	64,000	64,000
OTP	Series 2020D Senior Unsecured Notes	3.92%	02/25/50	15,000	15,000
OTP	Series 2021B Senior Unsecured Notes	3.69%	11/29/51	100,000	100,000
OTP	Series 2022A Senior Unsecured Notes	3.77%	05/20/52	90,000	90,000
Total				$827,000	$827,000
Less:	Unamortized Long-Term Debt Issuance Costs			3,118	3,179
Total Long-Term Debt, Net of Unamortized Debt Issuance Costs				$823,882	$823,821
Financial Covenants
Certain of OTC's and OTP's short- and long-term debt agreements require the borrower, whether OTC or OTP, to maintain certain financial covenants, including a maximum debt to total capitalization ratio of 0.60 to 1.00, a minimum interest and dividend coverage ratio of 1.50 to 1.00, and a maximum level of priority indebtedness. As of March 31, 2023, OTC and OTP were in compliance with these financial covenants.
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
The following table includes the components of net periodic benefit cost (income) related to our defined benefit pension plans and other postretirement benefits for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	Pension Benefits (Pension Plan)		Pension Benefits (ESSRP)		Postretirement Benefits
(in thousands)	2023	2022	2023	2022	2023	2022

Service Cost	$925	$1,644	$18	$49	$153	$335
Interest Cost	4,109	3,086	314	335	669	510
Expected Return on Assets	(6,479)	(5,921)	—	—	—	—
Amortization of Prior Service Cost	—	—	—	—	(1,433)	(1,433)
Amortization of Net Actuarial Loss	—	1,966	—	142	—	766
Net Periodic Benefit Cost (Income)	$(1,445)	$775	$332	$526	$(611)	$178

The following table includes the impact of regulation on the recognition of periodic benefit cost (income) arising from pension and other postretirement benefits for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(in thousands)	2023	2022

Net Periodic Benefit Cost (Income)	$(1,724)	$1,479
Net Amount Amortized (Deferred) Due to the Effect of Regulation	408	527
Net Periodic Benefit Cost (Income) Recognized	$(1,316)	$2,006
We had no minimum funding requirements for our Pension Plan or any other postretirement benefit plans as of December 31, 2022. We did not make any contributions to our Pension Plan during the three months ended March 31, 2023. We made discretionary contributions to our Pension Plan of $20.0 million during the three months ended March 31, 2022.
8. Income Taxes
The reconciliation of the statutory federal income tax rate to our effective tax rate for each of the three months ended March 31, 2023 and 2022 is as follows:

	Three Months Ended
	2023		2022

Income Taxes at Federal Statutory Rate	$15,915	21.0%	$18,823	21.0%
Increases (Decreases) in Tax from:
State Taxes on Income, Net of Federal Tax	3,789	5.0	4,482	5.0
Production Tax Credits (PTCs)	(4,655)	(6.1)	(3,967)	(4.4)
Amortization of Excess Deferred Income Taxes	(798)	(1.1)	(1,177)	(1.3)
North Dakota Wind Tax Credit Amortization, Net of Federal Tax	(164)	(0.2)	(200)	(0.2)
Allowance for Equity Funds Used During Construction	(51)	(0.1)	(93)	(0.1)
Other, Net	(732)	(0.9)	(238)	(0.3)
Income Tax Expense / Effective Tax Rate	$13,304	17.6%	$17,630	19.7%
9. Commitments and Contingencies
Commitments
Land Easements. Since 2013, we had purchased the wind-generated electricity from the Ashtabula III wind farm pursuant to a power purchase agreement. That agreement granted us the option to purchase the wind farm and on January 3, 2023, we completed the purchase for $50.6 million. In connection with the purchase, we assumed 51 land easements, not classified as leases, which require annual payments. The remaining payments to be made under the easements total $4.2 million and the remaining terms of the agreements extend into 2034.
Contingencies
FERC Return on Equity (ROE). In November 2013 and February 2015, customers filed complaints with the Federal Energy Regulatory Commission (FERC) seeking to reduce the return on equity component of the transmission rates that Midcontinent Independent System Operator, Inc. (MISO) transmission owners, including OTP, may collect under the MISO tariff rate. FERC's most recent order, issued on November 19, 2020, adopted a revised ROE methodology and set the base ROE at 10.02% (10.52% with an adder) effective for the fifteen-month period from November 2013 to February 2015 and on a prospective basis beginning in September 2016. The order also dismissed any complaints covering the period from February 2015 to May 2016. On August 9, 2022, the U.S. Court of Appeals for the District of Columbia Circuit vacated the FERC order citing a lack of reasoned explanation by FERC in its adoption of its revised ROE methodology as outlined in its November 2020 order. The U.S. Court of Appeals remanded the matter to FERC to reopen the proceedings.
Significant uncertainty exists as to how FERC will proceed upon remand and there is no prescribed timeline under which FERC must act. We have deferred recognition and recorded a refund liability of $2.6 million as of March 31, 2023. This refund liability reflects our best estimate of amounts previously collected from customers under the MISO tariff rate that may be required to be refunded to customers once all regulatory and judicial proceedings are complete and a final ROE is established for the periods outlined above.
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
Coyote Station, OTP's jointly owned coal-fired power plant in North Dakota, is subject to assessment in the second implementation period under the North Dakota state implementation plan. The North Dakota Department of Environmental Quality (NDDEQ) submitted its state implementation plan to the EPA for approval in August, 2022. In its plan, the NDDEQ concluded it is not reasonable to require additional emission controls during this planning period. The EPA has previously expressed disagreement with the NDDEQ's recommendation to forgo additional emission controls and has indicated that such a plan is not likely to be accepted.
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
Self-Funding of Transmission Upgrades. The FERC has granted transmission owners within MISO the unilateral authority to determine the funding mechanism for interconnection transmission upgrades that are necessary to accommodate new generation facilities connecting to the electrical grid. Under existing FERC orders, transmission owners can unilaterally determine whether the generator pays the transmission owner in advance for the transmission upgrade or, alternatively, the transmission owner can elect to fund the upgrade and recover over time from the generator the cost of and a return on the upgrade investment (a self-funding). FERC’s orders granting transmission owners this unilateral funding authority has been judicially contested on the basis that transmission owners may be motivated to discriminate among generators in making funding determinations. In the most recent judicial proceedings, the petitioners argued to the U.S. Court of Appeals for the District of Columbia that FERC did not comply with a previous judicial order to fully develop a record regarding the risk of discrimination and the financial risk absorbed by transmission owners for generator-funded upgrades. On December 2, 2022, the Court of Appeals ruled in favor of the petitioners remanding the matter to FERC, instructing the agency to adequately explain the basis of its orders. The Court of Appeals decision did not vacate transmission owners’ unilateral funding authority.
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
Other Contingencies. We are party to litigation and regulatory matters arising in the normal course of business. We regularly analyze relevant information and, as necessary, estimate and record accrued liabilities for legal, regulatory enforcement and other matters in which a loss is probable of occurring and can be reasonably estimated. We believe the effect on our consolidated operating results, financial position and cash flows, if any, for the disposition of all matters pending as of March 31, 2023, other than those discussed above, will not be material.
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
On May 3, 2021, we filed a second registration statement with the SEC for the issuance of up to 1,500,000 common shares under an Automatic Dividend Reinvestment and a Share Purchase Plan, which provides shareholders, retail customers of OTP and other interested investors methods of purchasing our common shares, by reinvesting their dividends or making optional cash investments. Shares purchased under the plan may be newly issued common shares or common shares purchased on the open market. During the three months ended March 31, 2023, we issued 30,893 shares under this plan. We repurchased a sufficient number of shares on the open market to satisfy issuance under the plan; accordingly, no proceeds from the issuance were received. As of March 31, 2023, there were 1,220,100 shares available for purchase or issuance under the plan. The registration statement expires in May 2024.
Dividend Restrictions
OTC is a holding company with no significant operations of its own. The primary source of funds for payments of dividends to OTC's shareholders is from dividends paid or distributions made by OTC's subsidiaries. As a result of certain statutory limitations or regulatory or financing agreements, the amount of distributions allowed to be made by OTC's subsidiaries or the amount of dividends paid by OTC could be restricted. Both the OTC Credit Agreement and OTP Credit Agreement contain restrictions on the payment of cash dividends upon a default or event of default, including failure to maintain certain financial covenants. As of March 31, 2023, we were in compliance with these financial covenants.
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
The Minnesota Public Utilities Commission (MPUC) indirectly limits the amount of dividends OTP can pay to OTC by requiring an equity-to-total-capitalization ratio between 47.5% and 58.0% based on OTP’s capital structure petition effective by order of the MPUC on November 8, 2022. As of March 31, 2023, OTP’s equity-to-total-capitalization ratio, including short-term debt, was 53.3% and its net assets restricted from distribution totaled approximately $758.1 million. Under the MPUC order, total capitalization for OTP cannot exceed $1.8 billion.

11. Accumulated Other Comprehensive Income (Loss)
The following presents the changes in accumulated other comprehensive loss for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023				2022
(in thousands)	Pension and Other Postretirement Benefits		Net Unrealized Gains (Losses) on Available-for-Sale Securities	Total	Pension and Other Postretirement Benefits		Net Unrealized Gains (Losses) on Available-for-Sale Securities	Total
Balance, Beginning of Period	$1,334		$(419)	$915	$(6,537)		$13	$(6,524)
Other Comprehensive Income (Loss) Before Reclassifications, net of tax	—		80	80	—		(231)	(231)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(26)	(1)	—	(26)	(190)	(1)	—	(190)
Total Other Comprehensive Income (Loss)	(26)		80	54	(190)		(231)	(421)
Balance, End of Period	$1,308		$(339)	$969	$(6,727)		$(218)	$(6,945)
(1) Included in the computation of net periodic pension and other postretirement benefit costs. See Note 7.
12. Share-Based Payments
Stock Compensation Expense
Stock-based compensation expense arising from our employee stock purchase plan and share-based compensation plans recognized within operating expenses in the consolidated statements of income amounted to $5.3 million and $4.9 million for the three months ended March 31, 2023 and 2022, respectively.
Restricted Stock Awards. We grant restricted stock awards to members of our Board of Directors and restricted stock units to certain key employees. The awards vest, depending on award type and recipient, either ratably over periods of three or four years or cliff vest after four years. Vesting is accelerated in certain circumstances, including on retirement.
The following is a summary of stock award activity for the three months ended March 31, 2023:

	Shares	Weighted Average Grant-Date Fair Value

Nonvested, January 1, 2023	141,551	$49.83
Granted	17,900	64.65
Vested	(18,600)	50.94
Forfeited	—	—
Nonvested, March 31, 2023	140,851	$51.57
The fair value of vested awards was $1.2 million during the three months ended March 31, 2023 and 2022.
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
The grant date fair value of stock performance awards granted during the three months ended March 31, 2023 and 2022 was determined using a Monte Carlo fair value simulation model incorporating the following assumptions:

	2023	2022

Risk-free interest rate	4.15%	1.52%
Expected term (in years)	3.00	3.00
Expected volatility	34.00%	32.00%
Dividend yield	2.50%	2.90%

The risk-free interest rate was derived from yields on U.S. government bonds of a similar term. The expected term of the award is equal to the three-year performance period. Expected volatility was estimated based on actual historical volatility of our common stock. Dividend yield was estimated based on historic and future yield estimates.
The following is a summary of stock performance award activity for the three months ended March 31, 2023 (share amounts reflect awards at target):

	Shares	Weighted Average Grant-Date Fair Value

Nonvested, January 1, 2023	189,800	$45.95
Granted	59,400	61.97
Vested	(55,000)	47.79
Forfeited	—	—
Nonvested, March 31, 2023	194,200	$50.33
The fair value of vested awards was $5.3 million and $5.1 million during the three months ended March 31, 2023 and 2022, respectively.
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
The following includes the computation of the denominator for basic and diluted weighted-average shares outstanding for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(in thousands)	2023	2022

Weighted Average Common Shares Outstanding – Basic	41,632	41,548
Effect of Dilutive Securities:
Stock Performance Awards	241	219
Restricted Stock Awards	102	102
Employee Stock Purchase Plan Shares and Other	2	2
Dilutive Effect of Potential Common Shares	345	323
Weighted Average Common Shares Outstanding – Diluted	41,977	41,871
The number of shares excluded from diluted weighted-average common shares outstanding because such shares were anti-dilutive was not material for the three months ended March 31, 2023 and 2022.
14. Derivative Instruments
OTP enters into derivative instruments to manage its exposure to future market energy price variability and reduce volatility in prices for our retail customers. These derivative instruments are not designated as qualifying hedging transactions but provide for an economic hedge against future market energy price variability. The instruments are recorded at fair value on the consolidated balance sheets. In accordance with ratemaking and cost recovery processes, we recognize a regulatory asset or liability to defer losses or gains from derivative activity until settlement of the associated derivative instrument.
As of March 31, 2023, OTP had one outstanding pay-fixed, receive-variable swap agreement with an aggregate notional amount of 8,000 megawatt-hours of electricity, with a settlement date of December 31, 2023. As of March 31, 2023, the fair value of this derivative instrument was $0.3 million, which is included in other current liabilities, on the consolidated balance sheets. As of December 31, 2022, the fair value of these types of derivative contracts was $7.1 million, which is included in other current liabilities. During the three months ended March 31, 2023 and 2022, contracts matured and were settled in an aggregate amount of a $16.0 million loss and a $2.8 million gain, respectively. Gains and losses recognized on the settlement of derivative instruments are recorded in electric purchased power in the consolidated statements of income. Such settlement gains and losses are returned to or recovered from our electric customers through fuel recovery mechanisms in each state.

15. Fair Value Measurements
The following tables present our assets and liabilities measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 classified by the input method used to measure fair value:

(in thousands)	Level 1	Level 2	Level 3

March 31, 2023
Assets:
Investments:
Money Market Funds	$2,148	$—	$—
Mutual Funds	7,128	—	—
Corporate Debt Securities	—	1,450	—
Government-Backed and Government-Sponsored Enterprises’ Debt Securities	—	7,521	—
Total Assets	$9,276	$8,971	$—
Liabilities:
Derivative Instruments	$—	$347	$—
Total Liabilities	$—	$347	$—

December 31, 2022
Assets:
Investments:
Money Market Funds	$1,560	$—	$—
Mutual Funds	5,503	—	—
Corporate Debt Securities	—	1,434	—
Government-Backed and Government-Sponsored Enterprises’ Debt Securities	—	7,327	—
Total Assets	$7,063	$8,761	$—
Liabilities:
Derivative Instruments	—	7,130	—
Total Liabilities	$—	$7,130	$—
Level 1 fair value measurements are based on quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access at the measurement date.
The level 2 fair value measurements for government-backed and government-sponsored enterprises and corporate debt securities are determined based on valuations provided by a third-party pricing service which utilizes industry accepted valuation models and observable market inputs to determine valuation. Some valuations or model inputs used by the pricing service may be based on broker quotes.
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
The following reflects the carrying value and estimated fair value of these assets and liabilities as of March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Assets:
Cash and Cash Equivalents	$104,080	$104,080	$118,996	$118,996
Total	104,080	104,080	118,996	118,996
Liabilities:
Short-Term Debt	60,854	60,854	8,204	8,204
Long-Term Debt	823,882	702,129	823,821	681,615
Total	$884,736	$762,983	$832,025	$689,819

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
You should read the following discussion and analysis of our financial condition and results of operations together with our interim financial statements and the related notes appearing under Item 1 of this Quarterly Report on Form 10-Q, and our annual financial statements and the related notes along with the discussion and analysis of our financial condition and results of operations contained in our Annual Report on Form 10-K for the year ended December 31, 2022.
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
PVC PIPE SUPPLY AND DEMAND CONDITIONS
Extraordinary supply and demand conditions in the PVC industry beginning in 2021 have led to a significant expansion in operating margins and elevated earnings in our Plastics segment. Periodic disruptions in the supply of resin, the primary material input used in the manufacturing of PVC pipe, coupled with robust demand for resin, led to a significant increase in the cost of resin. Low industry volumes of PVC pipe and robust end market demand for the product led to a rapid and significant increase in sales prices for PVC pipe, significantly outpacing the increase in resin input costs, leading to widening margins within our Plastics segment.
Demand for PVC pipe began to soften in the second half of 2022 and continued through the first quarter of 2023 as distributors and contractors have reduced purchase volumes and inventory levels in response to changing market conditions. Resin prices have declined and stabilized at near historical levels but sales prices for PVC pipe remain elevated, continuing to produce expanded operating margins.
These unique market dynamics impacting our Plastics segment resulted in a significant increase in earnings in 2022 compared to prior periods. We currently expect earnings of our Plastics segment to remain elevated in 2023 compared to pre-2021 levels, but as the industry supply and demand conditions normalize, we expect segment earnings to normalize beginning in 2024.
STEEL PRICING
Volatility in the price of steel, a key material input to our Manufacturing segment, significantly impacted our operating results in 2022. Steel prices, which were highly volatile in 2022, were elevated at the beginning of 2022 but began to steadily decline at the end of the second quarter and returned to near historical levels by the end of the year. Elevated steel prices led to increased sales prices in 2022 for our products at BTD Manufacturing, Inc. (BTD), our metal fabrication business within our Manufacturing segment, as we passed along material cost increases to our customers. Scrap metal prices, which typically follow steel prices, were also elevated from historical levels in the first half of 2022, positively impacting our 2022 financial results. While steel and scrap metal prices began to increase late in the first quarter of 2023, pricing did not reach the level present in the first quarter of 2022, thereby impacting our comparative operating results.
The marketplace dynamics impacting both our Manufacturing and Plastics segments are fluid and subject to change and may impact our operating results prospectively.

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
CONSOLIDATED RESULTS
The following table summarizes consolidated operating results for the three months ended March 31, 2023 and 2022:

(in thousands)	2023	2022	$ change	% change

Operating Revenues	$339,081	$374,904	$(35,823)	(9.6)%
Operating Expenses	258,411	276,605	(18,194)	(6.6)
Operating Income	80,670	98,299	(17,629)	(17.9)
Interest Expense	(9,415)	(8,948)	(467)	5.2
Nonservice Components of Postretirement Benefits	2,412	22	2,390	n/m
Other Income (Expense)	2,118	260	1,858	714.6
Income Before Income Taxes	75,785	89,633	(13,848)	(15.4)
Income Tax Expense	13,304	17,630	(4,326)	(24.5)
Net Income	$62,481	$72,003	$(9,522)	(13.2)%
Operating Revenues decreased $35.8 million primarily due to decreased sales volumes within our Plastics segment and decreased sales prices in our Manufacturing segment. These decreases were partially offset by increased sales prices in our Plastics segment, increased sales volumes in our

Manufacturing segment and increased operating revenues within our Electric segment. PVC pipe sale volumes decreased as customer demand softened from the same period a year ago amid changing market conditions. Decreased sales prices in our Manufacturing segment were primarily due to decreased steel prices, which are passed through to customers. In our Electric segment, increased fuel recovery revenues, driven by higher purchased power costs and volumes, and increased commercial and industrial sales volumes, contributed to increased operating revenues. See our segment disclosures below for additional discussion of items impacting operating revenues.
Operating Expenses decreased $18.2 million primarily due to lower sales volumes in our Plastics segment and lower material costs in our Manufacturing segment. These decreases were partially offset by an increase in operating expenses in our Electric segment, due to higher purchased power costs and volumes. See our segment disclosures below for additional discussion of items impacting operating expenses.
Interest Expense increased $0.5 million due to increased interest rates on our short-term variable rate debt.
Nonservice Components of Postretirement Benefits increased $2.4 million, having a positive impact on net income, primarily due to a change in actuarial assumptions used to measure our pension benefit and postretirement benefit obligations, including an increase in the discount rate applied and an increase in the expected return on assets assumption.
Other Income increased $1.9 million primarily due to income earned on our short-term cash equivalent investments and gains on our corporate-owned life insurance policies during the first quarter of 2023 compared to investment losses in the same period of the previous year.
Income Tax Expense decreased $4.3 million primarily due to decreased income before income taxes. Our effective tax rate was 17.6% in the first quarter of 2023 and 19.7% in the first quarter of 2022. The decrease in our effective tax rate was driven by an increase in production tax credits from our wind generation assets in the current period. See Note 8 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding factors impacting our effective tax rate in 2023 and 2022.
ELECTRIC SEGMENT RESULTS
The following table summarizes Electric segment operating results for the three months ended March 31, 2023 and 2022:

(in thousands)	2023	2022	$ change	% change

Retail Revenues	$136,453	$113,639	$22,814	20.1%
Transmission Services Revenues	12,107	12,556	(449)	(3.6)
Wholesale Revenues	1,838	2,463	(625)	(25.4)
Other Electric Revenues	1,511	1,758	(247)	(14.1)
Total Operating Revenues	151,909	130,416	21,493	16.5
Production Fuel	11,492	14,853	(3,361)	(22.6)
Purchased Power	41,825	20,529	21,296	103.7
Operating and Maintenance Expenses	45,549	44,278	1,271	2.9
Depreciation and Amortization	18,326	18,382	(56)	(0.3)
Property Taxes	4,621	4,432	189	4.3
Operating Income	$30,096	$27,942	$2,154	7.7%

	2023	2022	change	% change

Electric kilowatt-hour (kwh) Sales (in thousands)
Retail kwh Sales	1,635,246	1,515,297	119,949	7.9%
Wholesale kwh Sales – Company Generation	61,854	66,187	(4,333)	(6.5)
Heating Degree Days	3,732	3,821	(89)	(2.3)

The operating results of our Electric segment are impacted by fluctuations in weather conditions and the resulting demand for electricity for heating. The following table shows heating degree days as a percent of normal for the three months ended March 31, 2023 and 2022.

	2023	2022

Heating Degree Days	108.2%	111.8%

The following table summarizes the estimated effect on diluted earnings per share of the difference in retail kwh sales under actual weather conditions and expected retail kwh sales under normal weather conditions in 2023 and 2022, and between years.

	2023 vs Normal	2023 vs 2022	2022 vs Normal

Effect on Diluted Earnings Per Share	$0.03	$(0.01)	$0.04

Retail Revenues increased $22.8 million primarily due to the following:
•A $16.5 million increase in fuel recovery revenues due to increased purchased power costs and volumes, partially offset by lower production fuel costs due to lower volumes, as described below.
•A $5.4 million increase in retail revenues from increased sales volumes from commercial and industrial customers, including the impact of a new commercial customer load in North Dakota that came online during the first quarter of 2022.
•A $1.4 million increase in renewable resource rider revenue, including recovery of costs related to our Hoot Lake Solar project and the acquisition of the Ashtabula III wind farm.
Retail revenues in the first quarter of 2023 were negatively impacted $0.6 million by unfavorable weather.
Production Fuel costs decreased $3.4 million primarily as a result of an outage at Big Stone Plant in the first quarter of 2023, which resulted in lower volumes of coal consumption.
Purchased Power costs to serve retail customers increased $21.3 million due to a 42% increase in the price of purchased power per kwh, primarily due to increased market energy costs, and a 43% increase in the volume of purchased power due to the outage at Big Stone Plant and increased customer demand.
Operating and Maintenance Expenses increased $1.3 million primarily due to an increase in maintenance activities, including the outage at Big Stone Plant and incremental costs associated with the Ashtabula III wind farm facility.
MANUFACTURING SEGMENT RESULTS
The following table summarizes Manufacturing segment operating results for the three months ended March 31, 2023 and 2022:

(in thousands)	2023	2022	$ change	% change

Operating Revenues	$106,782	$104,957	$1,825	1.7%
Cost of Products Sold (excluding depreciation)	82,227	86,161	(3,934)	(4.6)
Other Operating Expenses	10,578	8,847	1,731	19.6
Depreciation and Amortization	4,468	4,014	454	11.3
Operating Income	$9,509	$5,935	$3,574	60.2%
Operating Revenues increased $1.8 million due to increased sales volumes at BTD Manufacturing, our contract metal fabricator, as strong customer and end market demand in the Energy, Agriculture, Power Generation, and Construction markets contributed to a 19% increase in sales volumes. Sales price increases also contributed to the growth in operating revenues. These were implemented in response to labor and non-steel material cost inflation. Increased sales volumes and price increases were largely offset by a 21% decrease in material costs, which are passed through to customers, as steel prices have declined from the same time a year ago. Scrap revenues were lower in the first quarter due to lower scrap metal prices. Operating revenues at T.O. Plastics, our plastics thermoforming manufacturer, also increased compared to last year, primarily due to sales price increases.
Cost of Products Sold decreased $3.9 million primarily due to decreased material costs, as described above, largely offset by increased sales volumes, as well as increased labor and other production costs.
Other Operating Expenses increased $1.7 million due to variable costs associated with increased business activity and financial performance during the period.
PLASTICS SEGMENT RESULTS
The following table summarizes Plastics segment operating results for the three months ended March 31, 2023 and 2022:

(in thousands)	2023	2022	$ change	% change

Operating Revenues	$80,390	$139,531	$(59,141)	(42.4)%
Cost of Products Sold (excluding depreciation)	30,142	65,598	(35,456)	(54.1)
Other Operating Expenses	3,529	3,964	(435)	(11.0)
Depreciation and Amortization	1,036	1,107	(71)	(6.4)
Operating Income	$45,683	$68,862	$(23,179)	(33.7)%
Operating Revenues decreased $59.1 million due to a 46% decrease in sales volumes, partially offset by a 7% increase in the price per pound of PVC pipe sold compared to the same period last year. Sales volume decreases were attributable to distributor customer inventory management as distributors continue to closely manage their inventory levels amid changing market conditions, overall economic uncertainty, including uncertainty in the housing market, and the impact of unfavorable weather conditions during the first quarter of 2023. Sales prices declined from the fourth quarter of 2022 but remained elevated compared to pre-2021 levels.
Cost of Products Sold decreased $35.5 million primarily due to decreased sales volumes, as described above. PVC resin and other input material costs decreased 20% compared to the same period in the previous year as the unique supply and demand conditions which caused significant increases in resin costs have subsided and resin costs have stabilized.

CORPORATE COSTS
The following table summarizes Corporate operating results for the three months ended March 31, 2023 and 2022:

(in thousands)	2023	2022	$ change	% change

Other Operating Expenses	$4,592	$4,395	$197	4.5%
Depreciation and Amortization	26	45	(19)	(42.2)
Operating Loss	$4,618	$4,440	$178	4.0%

REGULATORY MATTERS
The following provides a summary of rate rider filings and other regulatory filings that have or are expected to have a material impact on our operating results, financial position or cash flows.
RATE RIDERS
The following table includes a summary of pending and recently concluded rate rider proceedings:

Recovery			Filing	Amount	Effective
Mechanism	Jurisdiction	Status	Date	(in millions)	Date	Description

RRR - 2022	MN	Requested	11/01/22	$17.5	07/01/23	Recovery of Hoot Lake Solar costs, Ashtabula III costs, and true up for PTCs from Merricourt.
CIP - 2022	MN	Approved	04/01/22	10.8	10/01/22	Recovery of energy conservation improvement costs as well as a demand side management financial incentive.
CIP - 2023	MN	Requested	04/03/23	9.7	10/01/23	Recovery of energy conservation improvement costs as well as a demand side management financial incentive.
TCR - 2021	MN	Approved	11/23/21	7.2	08/01/22	Recovery of transmission project costs.
RRR - 2021	MN	Approved	12/06/21	7.0	08/01/22	Recovery of Hoot Lake Solar and Ashtabula III costs.
EITE - 2023	MN	Requested	04/14/23	2.2	01/01/24	Biennial update to Energy-Intensive, Trade-Exposed rider.
TCR - 2023	MN	Requested	04/07/23	1.7	01/01/24	Recovery of transmission project costs.
EUIC - 2023	MN	Requested	03/20/23	1.3	07/01/23	Recovery of advanced metering infrastructure, outage management and demand response system projects.
RRR - 2023	ND	Approved	04/27/23	12.2	05/01/23	Recovery of Ashtabula III and other costs.
RRR - 2022	ND	Approved	01/05/22	7.8	04/01/22	Recovery of Merricourt costs, Ashtabula III costs, and deferred taxes and production tax credits.
TCR - 2022	ND	Approved	09/15/22	7.5	01/01/23	Recovery of transmission project costs.
TCR - 2021	ND	Approved	09/15/21	6.1	01/01/22	Recovery of transmission project costs.
GCR - 2022	ND	Approved	03/01/22	3.3	07/01/22	Annual update to generation cost recovery rider.
AMDT - 2022	ND	Approved	07/08/22	3.1	01/01/23	Recovery of advanced metering infrastructure, outage management system and demand response projects.
GCR - 2023	ND	Requested	03/03/23	2.2	07/01/23	Recovery of Astoria Station, net of anticipated savings associated with the retirement of Hoot Lake Plant.
PIR - 2022	SD	Approved	06/01/22	3.0	09/01/22	Recovery of Ashtabula III, Merricourt, Astoria Station, Advanced Grid Infrastructure project costs, and impact of load growth credits.
TCR - 2022	SD	Approved	11/01/22	3.0	03/01/23	Recovery of transmission project costs.
TCR - 2021	SD	Approved	10/29/21	2.2	03/01/22	Recovery of transmission project costs.

Renewable Resource Rider (RRR) and Energy Adjustment Rider (EAR): In December 2022, OTP filed an update to its North Dakota RRR. The update included, among other items, a request to modify load allocation factors in North Dakota given the large new load added in the state in 2022. In January 2023, OTP filed an update to its North Dakota EAR proposing to refund MISO planning resource auction revenues to North Dakota customers if the North Dakota Public Service Commission (NDPSC) approves the load allocation factor modification as filed in the RRR docket. In April 2023, the NDPSC denied the request to modify load allocation factors and approved the modification to the EAR allowing for planning resource auction revenues to be refunded to customers. OTP will begin incorporating the planning resource auction revenue refunds in May of 2023.
MISO PLANNING RESOURCE AUCTION
OTP offered 88-megawatts of excess capacity into the annual MISO planning resource auction for the period June, 2022 through May, 2023. As a result of a capacity shortage in the MISO region, capacity prices cleared the auction at maximum pricing. As a result, the 88-megawatts of auctioned capacity will generate approximately $9.3 million of net capacity auction revenues over the twelve-month period ending in May, 2023. The Minnesota and North Dakota allocated portion of net capacity auction revenues will be returned to customers through the FCA mechanism and EAR, respectively. The Minnesota and North Dakota commission have also each ruled that in future periods any capacity auction revenues or costs are to be passed on to customers.
INTEGRATED RESOURCE PLAN
On March 31, 2023, OTP submitted a supplemental resource plan filing to the MPUC, the NDPSC, and the South Dakota Public Utilities Commission. The supplemental filing updates OTP’s original 2022 Integrated Resource Plan (2022 IRP), which was filed on September 1, 2021. In the supplemental filing, OTP outlined its updated plan for meeting customers’ anticipated capacity and energy needs while maintaining system reliability and low electric service rates, in light of several changes that have occurred since the original filing, including significant winter and spring reserve planning margins adopted by MISO, tax credits made available for renewable energy projects under the Inflation Reduction Act, the enactment of the Clean Energy Bill in Minnesota, and recent volatility in energy and capacity markets.
The major requests in OTP's supplemental filing include:
•the addition of on-site liquefied natural gas fuel storage at our Astoria Station natural gas plant in 2026;
•the addition of approximately 200 megawatts of solar generation in 2027-2028;
•undertaking the initial steps necessary to add approximately 200 megawatts of wind generation in 2029; and
•a withdrawal from our 35 percent ownership interest in Coyote Station, a jointly-owned coal-fired generation plant, in the event we are required to make a major, non-routine capital investment in the plant.
Consistent with the original 2022 IRP, the supplemental filing proposes to, subject to regulatory approval, create a regulatory asset to recover costs related to any future withdrawal from Coyote Station. Should such a withdrawal occur, we anticipate the regulatory asset would include the net book value of the plant on the withdrawal date, anticipated decommissioning costs, and any costs incurred if the existing lignite sales agreement, under which Coyote Station acquires all of its lignite coal, must be terminated. As part of an economic analysis included in the filing, OTP developed an estimate of the reasonably foreseeable costs of withdrawing from Coyote Station, which was determined to be $68.5 million, assuming a withdrawal at the end of 2028. These costs may differ from actual results due to the uncertainty and timing of future events which could result in a withdrawal from Coyote Station.

LIQUIDITY
LIQUIDITY OVERVIEW
We believe our financial condition is strong and our cash and cash equivalents, other liquid assets, operating cash flows, existing lines of credit, access to capital markets and borrowing ability, because of investment-grade credit ratings, when taken together provide us ample liquidity to conduct our business operations, fund our short-term and long-term capital expenditure plans and satisfy our obligations as they become due. Our liquidity, including our operating cash flows and access to capital markets, could be impacted by macroeconomic factors outside of our control, including higher interest rates and debt capital costs and diminished credit availability. In addition, our liquidity could be impacted by non-compliance with certain financial covenants under our various debt instruments. As of March 31, 2023, we were in compliance with all financial covenants (see the Financial Covenants section under Capital Resources below).
The following table presents the status of our lines of credit as of March 31, 2023 and December 31, 2022:

		2023			2022
(in thousands)	Borrowing Limit	Amount Outstanding	Letters of Credit	Amount Available	Amount Available

OTC Credit Agreement	$170,000	$—	$—	$170,000	$170,000
OTP Credit Agreement	170,000	60,854	9,573	99,573	152,223
Total	$340,000	$60,854	$9,573	$269,573	$322,223
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

CASH FLOWS
The following is a discussion of our cash flows for the three months ended March 31, 2023 and 2022:

(in thousands)	2023	2022

Net Cash Provided by Operating Activities	$55,553	$45,416

Net Cash Provided by Operating Activities increased $10.1 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to the absence of a pension plan contribution in 2023 due to the plan's funded status, whereas a $20.0 million discretionary contribution was made in February 2022, as well as a lower level of working capital needs compared to the same period in the previous year.

(in thousands)	2023	2022

Net Cash Used in Investing Activities	$100,379	$31,449

Net Cash Used in Investing Activities increased $68.9 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase in cash used in investing activities was primarily due to a higher amount of Electric segment capital investment compared to last year, including the purchase of the Ashtabula III wind farm in January 2023 for $50.6 million.

(in thousands)	2023	2022

Net Cash Provided by (Used in) Financing Activities	$29,910	$(14,133)

Net Cash Provided by (Used in) Financing Activities increased $44.0 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. Financing activities for the three months ended March 31, 2023 included net proceeds from short-term borrowings of $52.7 million which were primarily used to fund the acquisition of Ashtabula III, and dividend payments of $18.3 million. Financing activities for the three months ended March 31, 2022 included net proceeds from short-term borrowings of $6.6 million and dividend payments of $17.2 million.

CAPITAL REQUIREMENTS
CAPITAL EXPENDITURES
We have a capital expenditure program for expanding, upgrading and improving our plants and operating equipment. Typical uses of cash for capital expenditures are investments in electric generation facilities and environmental upgrades, transmission and distribution lines, manufacturing facilities and upgrades, equipment used in the manufacturing process, and computer hardware and information systems. Our capital expenditure program is subject to review and regulatory approval and is revised in light of changes in demands for energy, technology, environmental laws, tax laws, regulatory changes, business expansion opportunities, the costs of labor, materials and equipment, and our financial condition.
We have increased our Electric segment five-year capital expenditure plan by approximately $45 million to incorporate the proposed capital investments through 2027 that are included in OTP's supplemental IRP filed on March 31, 2023.
The following provides a summary of actual capital expenditures for the year ended December 31, 2022, anticipated annual capital expenditures for the current year ending December 31, 2023, and the subsequent four years, along with electric utility average rate base and annual rate base growth:

(in millions)	2022	2023(1)	2024	2025	2026	2027	Total 2023 - 2027

Electric Segment:
Renewables and Natural Gas Generation		$88	$119	$88	$85	$49	$429
Technology and Infrastructure		33	30	6	5	1	75
Distribution Plant Replacements		33	37	38	38	43	189
Transmission (includes replacements)		34	36	46	87	78	281
Other		26	25	30	24	23	128
Total Electric Segment	$148	$214	$247	$208	$239	$194	$1,102
Manufacturing and Plastics Segments	23	48	53	29	25	24	179
Total Capital Expenditures	$171	$262	$300	$237	$264	$218	$1,281

Total Electric Utility Average Rate Base	$1,624	$1,748	$1,851	$1,990	$2,111	$2,230
Annual Rate Base Growth	3.1%	7.6%	5.9%	7.5%	6.1%	5.6%

(1) Includes actual results for the three months ended March 31, 2023, and anticipated capital expenditures for the remaining nine months of 2023.

CONTRACTUAL OBLIGATIONS
Our contractual obligations primarily include principal and interest payments due under our outstanding debt obligations, commitments to acquire coal, energy and capacity commitments, payments to meet our postretirement benefit obligations, and payment obligations under land easements and leasing arrangements.
Our contractual obligations as of December 31, 2022 are included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2022. Except for the obligations arising from new land easements assumed in connection with the purchase of Ashtabula III, there were no material changes in our contractual obligations outside of the ordinary course of our business during the three months ended March 31, 2023.
In connection with the purchase of the Ashtabula III wind farm in January 2023, we assumed 51 land easements not classified as leases, which require annual payments. The remaining payments to be made under the easements total $4.2 million and the remaining terms of the agreements extend into 2034.
COMMON STOCK DIVIDENDS
We paid dividends to our common stockholders totaling $18.3 million, or $0.4375 per share, in the first three months of 2023. The determination of the amount of future cash dividends to be paid will depend on, among other things, our financial condition, our actual or expected level of earnings and cash flows from operations, the level of our capital expenditures and our future business prospects. As a result of certain statutory limitations or regulatory or financing agreements, the amount of dividends we are allowed to pay could be restricted. See Note 10 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information. The decision to declare dividends is reviewed quarterly by our Board of Directors.

CAPITAL RESOURCES
Financial flexibility is provided by operating cash flows, unused lines of credit and access to capital markets and is aided by strong financial coverages and investment grade credit ratings. Debt financing will be required in the five-year period from 2023 through 2028 to refinance maturing debt and to finance our capital investments. Our financing plans are subject to change and are impacted by our planned level of capital investments, and decisions to reduce borrowings under our lines of credit, to refund or retire early any of our outstanding debt, to complete acquisitions, or to use capital for other corporate purposes.
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
On May 3, 2021, we filed a second registration statement with the SEC for the issuance of up to 1,500,000 common shares under an Automatic Dividend Reinvestment and Share Purchase Plan, which provides shareholders, retail customers of OTP and other interested investors methods of purchasing our common shares by reinvesting their dividends or making optional cash investments. Shares purchased under the plan may be newly issued common shares or common shares purchased on the open market. As of March 31, 2023, there were 1,220,100 shares available for purchase or issuance under the plan. The registration statement expires in May 2024.
SHORT-TERM DEBT
OTC and OTP are each party to a credit agreement (the OTC Credit Agreement and the OTP Credit Agreement, respectively) which each provide for unsecured revolving lines of credit. The following is a summary of key provisions and borrowing information as of, and for the three months ended, March 31, 2023:

(in thousands, except interest rates)	OTC Credit Agreement	OTP Credit Agreement

Borrowing Limit	$170,000	$170,000
Borrowing Limit if Accordion Exercised[1]	290,000	250,000
Amount Restricted Due to Outstanding Letters of Credit as of March 31, 2023	—	9,573
Amount Outstanding as of March 31, 2023	—	60,854
Average Amount Outstanding During the Three Months Ended March 31, 2023	—	51,226
Maximum Amount Outstanding During the Three Months Ended March 31, 2023	—	61,006
Interest Rate as of March 31, 2023	6.30%	6.01%
Maturity Date	October 29, 2027	October 29, 2027

[1]Each facility includes an accordion featuring allowing the borrower to increase the borrowing limit if certain terms and conditions are met.
LONG-TERM DEBT
As of March 31, 2023, we had $827.0 million of principal outstanding under long-term debt arrangements. These instruments generally provide for unsecured borrowings at fixed rates of interest with maturities ranging from 2026 to 2052. Note 6 to our consolidated financial statements included in this Quarterly Report on Form 10-Q includes additional information regarding these short-term and long-term debt instruments.

Financial Covenants
Certain of our short- and long-term debt agreements require OTC and OTP to maintain certain financial covenants. As of March 31, 2023, we were in compliance with these financial covenants as further described below:
OTC, under its financial covenants, may not permit its ratio of interest-bearing debt to total capitalization to exceed 0.60 to 1.00, may not permit its interest and dividend coverage ratio to be less than 1.50 to 1.00, and may not permit its priority indebtedness to exceed 10 percent of its total capitalization. As of March 31, 2023, OTC's interest-bearing debt to total capitalization was 0.412 to 1.00, OTC's interest and dividend coverage ratio was 10.62 to 1.00, and OTC had no priority indebtedness outstanding.
OTP, under its financial covenants, may not permit its ratio of interest-bearing debt to total capitalization to exceed 0.60 to 1.00, may not permit its interest and dividend coverage ratio to be less than 1.50 to 1.00, and may not permit its priority indebtedness to exceed 20 percent of its total capitalization. As of March 31, 2023, OTP's interest-bearing debt to total capitalization was 0.467 to 1.00, OTP's interest and dividend coverage ratio was 3.73 to 1.00, and OTP had no priority indebtedness outstanding.

CRITICAL ACCOUNTING POLICIES INVOLVING SIGNIFICANT ESTIMATES
The discussion and analysis of our results of operations are based on financial statements prepared in accordance with generally accepted accounting principles in the United States of America. Certain of our accounting policies require management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the preparation of our consolidated financial statements. We have disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 the critical accounting policies that affect our most significant estimates and assumptions used in preparing our consolidated financial statements. There have been no material changes to our critical accounting policies and estimates from those disclosed in the most recent Annual Report on Form 10-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk from those disclosed in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) as of March 31, 2023, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2023.
Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are the subject of various legal and regulatory proceedings in the ordinary course of our business. Such matters are subject to many uncertainties and to outcomes that are not predictable with assurance. We record a liability in our consolidated financial statements for costs related to claims, including future legal costs, settlements and judgments, where we have assessed that a loss is probable, and an amount can be reasonably estimated. Material proceedings are described under Note 9, Commitments and Contingencies, to the consolidated financial statements, and in Management's Discussion and Analysis of Financial Condition and Results of Operations, Regulatory Matters.

ITEM 1A.	RISK FACTORS
There have been no material changes from the risk factors disclosed in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Dated: May 3, 2023