Form 10-Q
period 2023-06-30
Otter Tail Corp
filed 2023-08-02
CIK 1466593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2023 or
☐    Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
41,710,521 Common Shares ($5 par value) as of July 28, 2023.

DEFINITIONS
The following abbreviations or acronyms are used in the text.

AMDT	Advanced Meter and Distribution Technology	MISO	Midcontinent Independent System Operator, Inc.
ARP	Alternative Revenue Program	MPUC	Minnesota Public Utilities Commission
BTD	BTD Manufacturing, Inc.	NDDEQ	North Dakota Department of Environmental Quality
CCS	Carbon Capture and Sequestration	OTC	Otter Tail Corporation
CIP	Conservation Improvement Program	OTP	Otter Tail Power Company
EGU	Electric Generating Units	PIR	Phase-In Rider
EITE	Energy Intensive, Trade Exposed Rider	PSLRA	Private Securities Litigation Reform Act of 1995
EPA	Environmental Protection Agency	PTC	Production Tax Credits
ESSRP	Executive Survivor and Supplemental Retirement Plan	PVC	Polyvinyl chloride
EUIC	Electric Utility Infrastructure Cost Recovery Rider	RHR	Regional Haze Rule
FERC	Federal Energy Regulatory Commission	ROE	Return on equity
GCR	Generation Cost Recovery Rider	RRR	Renewable Resource Rider
GHG	Greenhouse Gas	SEC	Securities and Exchange Commission
ISO	Independent System Operator	T.O. Plastics	T.O. Plastics, Inc.
kwh	kilowatt-hour	TCR	Transmission Cost Recovery Rider
Merricourt	Merricourt Wind Energy Center

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
PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

OTTER TAIL CORPORATION
CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share data)	June 30, 2023	December 31, 2022

Assets
Current Assets
Cash and Cash Equivalents	$150,578	$118,996
Receivables, net of allowance for credit losses	194,951	144,393
Inventories	144,441	145,952
Regulatory Assets	19,058	24,999
Other Current Assets	15,084	18,412
Total Current Assets	524,112	452,752
Noncurrent Assets
Investments	59,882	54,845
Property, Plant and Equipment, net of accumulated depreciation	2,316,246	2,212,717
Regulatory Assets	96,128	94,655
Intangible Assets, net of accumulated amortization	7,393	7,943
Goodwill	37,572	37,572
Other Noncurrent Assets	52,653	41,177
Total Noncurrent Assets	2,569,874	2,448,909
Total Assets	$3,093,986	$2,901,661

Liabilities and Shareholders' Equity
Current Liabilities
Short-Term Debt	$50,197	$8,204
Accounts Payable	104,661	104,400
Accrued Salaries and Wages	26,029	32,327
Accrued Taxes	31,900	19,340
Regulatory Liabilities	41,743	17,300
Other Current Liabilities	46,032	56,065
Total Current Liabilities	300,562	237,636
Noncurrent Liabilities
Pension Benefit Liability	33,198	33,210
Other Postretirement Benefits Liability	47,364	46,977
Regulatory Liabilities	245,935	244,497
Deferred Income Taxes	231,910	221,302
Deferred Tax Credits	15,544	15,916
Other Noncurrent Liabilities	67,093	60,985
Total Noncurrent Liabilities	641,044	622,887
Commitments and Contingencies (Note 9)
Capitalization
Long-Term Debt	823,941	823,821
Shareholders' Equity
Common Shares: 50,000,000 shares authorized, $5 par value; 41,710,521 and 41,631,113 outstanding at June 30, 2023 and December 31, 2022	208,553	208,156
Additional Paid-In Capital	425,867	423,034
Retained Earnings	693,138	585,212
Accumulated Other Comprehensive Income	881	915
Total Shareholders' Equity	1,328,439	1,217,317
Total Capitalization	2,152,380	2,041,138
Total Liabilities and Shareholders' Equity	$3,093,986	$2,901,661
See accompanying notes to consolidated financial statements.

OTTER TAIL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per-share amounts)	2023	2022	2023	2022

Operating Revenues
Electric	$113,763	$130,949	$265,671	$261,365
Product Sales	223,953	269,091	411,126	513,579
Total Operating Revenues	337,716	400,040	676,797	774,944
Operating Expenses
Electric Production Fuel	14,833	14,714	26,326	29,567
Electric Purchased Power	5,212	24,162	47,037	44,691
Electric Operating and Maintenance Expenses	45,522	42,379	91,070	86,659
Cost of Products Sold (excluding depreciation)	120,658	152,466	233,027	304,225
Other Nonelectric Expenses	16,870	17,252	35,568	34,457
Depreciation and Amortization	24,232	23,566	48,089	47,113
Electric Property Taxes	4,336	4,435	8,957	8,866
Total Operating Expenses	231,663	278,974	490,074	555,578
Operating Income	106,053	121,066	186,723	219,366
Other Income and (Expense)
Interest Expense	(9,696)	(8,991)	(19,111)	(17,939)
Nonservice Components of Postretirement Benefits	2,421	751	4,833	772
Other Income (Expense), net	3,253	(889)	5,370	(629)
Income Before Income Taxes	102,031	111,937	177,815	201,570
Income Tax Expense	20,062	26,000	33,365	43,630
Net Income	$81,969	$85,937	$144,450	$157,940

Weighted-Average Common Shares Outstanding:
Basic	41,678	41,597	41,655	41,573
Diluted	42,053	41,944	42,035	41,907
Earnings Per Share:
Basic	$1.97	$2.07	$3.47	$3.80
Diluted	$1.95	$2.05	$3.44	$3.77
See accompanying notes to consolidated financial statements.

OTTER TAIL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022

Net Income	$81,969	$85,937	$144,450	$157,940
Other Comprehensive Income (Loss):
Unrealized Gain (Loss) on Available-for-Sale Securities, net of tax (expense) benefit of $16, $20, $(5) and $81	(61)	(74)	19	(305)
Pension and Other Postretirement Benefits, net of tax benefit (expense) of $9, $(37), $19 and $29	(27)	106	(53)	(84)
Total Other Comprehensive Income (Loss)	(88)	32	(34)	(389)
Total Comprehensive Income	$81,881	$85,969	$144,416	$157,551
See accompanying notes to consolidated financial statements.

OTTER TAIL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)

(in thousands, except common shares outstanding)	Common Shares Outstanding	Par Value, Common Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity

Balance, March 31, 2023	41,684,526	$208,423	$424,948	$629,437	$969	$1,263,777
Stock Issued Under Share-Based Compensation Plans, net of shares withheld for employee taxes	25,995	130	(130)	—	—	—
Stock Issued Under Stock Purchase Plan, net of expenses	—	—	(167)	—	—	(167)
Net Income	—	—	—	81,969	—	81,969
Other Comprehensive Loss	—	—	—	—	(88)	(88)
Stock Compensation Expense	—	—	1,216	—	—	1,216
Common Dividends ($0.4375 per share)	—	—	—	(18,268)	—	(18,268)
Balance, June 30, 2023	41,710,521	$208,553	$425,867	$693,138	$881	$1,328,439

Balance, March 31, 2022	41,605,884	$208,029	$421,449	$424,605	$(6,945)	$1,047,138
Stock Issued Under Share-Based Compensation Plans, net of shares withheld for employee taxes	24,915	125	(105)	—	—	20
Net Income	—	—	—	85,937	—	85,937
Other Comprehensive Income	—	—	—	—	32	32
Stock Compensation Expense	—	—	607	—	—	607
Common Dividends ($0.4125 per share)	—	—	—	(17,191)	—	(17,191)
Balance, June 30, 2022	41,630,799	$208,154	$421,951	$493,351	$(6,913)	$1,116,543

Balance, December 31, 2022	41,631,113	$208,156	$423,034	$585,212	$915	$1,217,317
Stock Issued Under Share-Based Compensation Plans, net of shares withheld for employee taxes	79,408	397	(3,485)	—	—	(3,088)
Stock Issued Under Stock Purchase Plan, net of expenses	—	—	(166)	—	—	(166)
Net Income	—	—	—	144,450	—	144,450
Other Comprehensive Loss	—	—	—	—	(34)	(34)
Stock Compensation Expense	—	—	6,484	—	—	6,484
Common Dividends ($0.875 per share)	—	—	—	(36,524)	—	(36,524)
Balance, June 30, 2023	41,710,521	$208,553	$425,867	$693,138	$881	$1,328,439

Balance, December 31, 2021	41,551,524	$207,758	$419,760	$369,783	$(6,524)	$990,777
Stock Issued Under Share-Based Compensation Plans, net of shares withheld for employee taxes	79,275	396	(3,320)	—	—	(2,924)
Net Income	—	—	—	157,940	—	157,940
Other Comprehensive Loss	—	—	—	—	(389)	(389)
Stock Compensation Expense	—	—	5,511	—	—	5,511
Common Dividends ($0.825 per share)	—	—	—	(34,372)	—	(34,372)
Balance, June 30, 2022	41,630,799	$208,154	$421,951	$493,351	$(6,913)	$1,116,543
See accompanying notes to consolidated financial statements.

OTTER TAIL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended June 30,
(in thousands)	2023	2022

Operating Activities
Net Income	$144,450	$157,940
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	48,089	47,113
Deferred Tax Credits	(372)	(373)
Deferred Income Taxes	8,708	25,160
Discretionary Contribution to Pension Plan	—	(20,000)
Investment (Gains) Losses	(4,295)	4,440
Stock Compensation Expense	6,484	5,511
Other, Net	161	(164)
Changes in Operating Assets and Liabilities:
Receivables	(50,558)	(50,885)
Inventories	2,396	2,889
Regulatory Assets	7,320	5,604
Other Assets	3,561	3,240
Accounts Payable	1,037	1,933
Accrued and Other Liabilities	(4,271)	(3,394)
Regulatory Liabilities	27,169	(3,859)
Pension and Other Postretirement Benefits	(5,382)	475
Net Cash Provided by Operating Activities	184,497	175,630
Investing Activities
Capital Expenditures	(151,516)	(70,791)
Proceeds from Disposal of Noncurrent Assets	2,970	2,840
Cash Used for Investments and Other Assets	(5,079)	(5,944)
Net Cash Used in Investing Activities	(153,625)	(73,895)
Financing Activities
Net Borrowings (Repayments) of Short-Term Debt	41,993	(91,163)
Proceeds from Issuance of Long-Term Debt	—	90,000
Dividends Paid	(36,524)	(34,372)
Payments for Shares Withheld for Employee Tax Obligations	(3,088)	(2,942)
Other, net	(1,671)	(2,806)
Net Cash Provided by (Used in) Financing Activities	710	(41,283)
Net Change in Cash and Cash Equivalents	31,582	60,452
Cash and Cash Equivalents at Beginning of Period	118,996	1,537
Cash and Cash Equivalents at End of Period	$150,578	$61,989

Supplemental Disclosure of Noncash Investing Activities
Accrued Property, Plant and Equipment Additions	$13,149	$11,116
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
Because of the seasonality of our businesses and other factors, the earnings for the three and six months ended June 30, 2023 should not be taken as an indication of earnings for all or any part of the balance of the current year or as an indication of earnings for future years.
Use of Estimates
We use estimates based on the best information available in recording transactions and balances resulting from business operations. As better information becomes available or actual amounts are known, the recorded estimates are revised. Consequently, operating results can be affected by revisions to prior accounting estimates.
Reclassifications
Certain reclassifications of amounts previously reported have been made to the accompanying consolidated statements of cash flows to maintain consistency and comparability between periods presented. Other, net operating cash flows previously reported for the six months ended June 30, 2022, included $4.4 million of investment losses, which are presented separately in the current period, and excluded $0.6 million of allowance for equity funds used during construction, which were previously presented separately. The reclassifications had no impact on previously reported net cash provided by operating activities, net cash used in investing activities, net cash (used in) provided by financing activities, or cash and cash equivalents.
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
2. Segment Information
We classify our business into three segments, Electric, Manufacturing, and Plastics consistent with our business strategy, organizational structure and our internal reporting and review processes used by our chief operating decision maker to make decisions regarding allocation of resources, to assess operating performance and to make strategic decisions.
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

Information for each segment and our unallocated corporate costs for the three and six months ended June 30, 2023 and 2022 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022

Operating Revenue
Electric	$113,763	$130,949	$265,671	$261,365
Manufacturing	102,475	103,196	209,257	208,154
Plastics	121,478	165,895	201,869	305,425
Total	$337,716	$400,040	$676,797	$774,944
Net Income (Loss)
Electric	$19,634	$18,858	$42,854	$38,091
Manufacturing	5,969	7,555	12,831	11,639
Plastics	55,392	63,959	89,078	114,806
Corporate	974	(4,435)	(313)	(6,596)
Total	$81,969	$85,937	$144,450	$157,940
The following provides the identifiable assets by segment and corporate assets as of June 30, 2023 and December 31, 2022:

(in thousands)	June 30, 2023	December 31, 2022

Identifiable Assets
Electric	$2,446,293	$2,351,961
Manufacturing	260,050	245,869
Plastics	177,470	126,318
Corporate	210,173	177,513
Total	$3,093,986	$2,901,661
3. Revenue
Presented below are our operating revenues to external customers, in total and by amounts arising from contracts with customers and alternative revenue program (ARP) arrangements, disaggregated by revenue source and segment for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022

Operating Revenues
Electric Segment
Retail: Residential	$26,974	$33,011	$70,951	$73,743
Retail: Commercial and Industrial	64,989	78,521	155,474	149,527
Retail: Other	1,752	2,071	3,743	3,972
Total Retail	93,715	113,603	230,168	227,242
Transmission	14,829	11,697	26,936	24,254
Wholesale	2,670	3,537	4,508	6,000
Other	2,549	2,112	4,059	3,869
Total Electric Segment	113,763	130,949	265,671	261,365
Manufacturing Segment
Metal Parts and Tooling	89,396	88,296	179,463	177,869
Plastic Products and Tooling	10,068	11,416	24,211	23,860
Scrap Metal Sales	3,011	3,484	5,583	6,425
Total Manufacturing Segment	102,475	103,196	209,257	208,154
Plastics Segment
PVC Pipe	121,478	165,895	201,869	305,425
Total Operating Revenue	337,716	400,040	676,797	774,944
Less: Non-contract Revenues Included Above
Electric Segment - ARP Revenues	(334)	(4,928)	(1,545)	(7,388)
Total Operating Revenues from Contracts with Customers	$338,050	$404,968	$678,342	$782,332

4. Select Balance Sheet Information
Receivables and Allowance for Credit Losses
Receivables as of June 30, 2023 and December 31, 2022 are as follows:

(in thousands)	June 30, 2023	December 31, 2022

Receivables
Trade	$166,267	$112,126
Other	11,183	9,983
Unbilled Receivables	19,715	23,932
Total Receivables	197,165	146,041
Less: Allowance for Credit Losses	2,214	1,648
Receivables, net of allowance for credit losses	$194,951	$144,393
The following is a summary of activity in the allowance for credit losses for the six months ended June 30, 2023 and 2022:

(in thousands)	2023	2022

Beginning Balance, January 1	$1,648	$1,836
Additions Charged to Expense	1,001	382
Reductions for Amounts Written Off, Net of Recoveries	(435)	(461)
Ending Balance, June 30	$2,214	$1,757
Inventories
Inventories consist of the following as of June 30, 2023 and December 31, 2022:

(in thousands)	June 30, 2023	December 31, 2022

Raw Material, Fuel and Supplies	$73,314	$70,374
Work in Process	29,326	31,766
Finished Goods	41,801	43,812
Total Inventories	$144,441	$145,952
Investments
The following is a summary of our investments as of June 30, 2023 and December 31, 2022:

(in thousands)	June 30, 2023	December 31, 2022

Corporate-Owned Life Insurance Policies	$39,352	$38,991
Corporate and Government Debt Securities	8,926	8,761
Money Market Funds	4,069	1,560
Mutual Funds	7,505	5,503
Other Investments	30	30
Total Investments	$59,882	$54,845
The amount of unrealized gains and losses on debt securities as of June 30, 2023 and December 31, 2022 was not material and no unrealized losses were deemed to be other-than-temporary. In addition, the amount of unrealized gains and losses on marketable equity securities still held as of June 30, 2023 and December 31, 2022 was not material.

Property, Plant and Equipment
Major classes of property, plant and equipment as of June 30, 2023 and December 31, 2022 include:

(in thousands)	June 30, 2023	December 31, 2022

Electric Plant
Electric Plant in Service	$2,933,603	$2,844,379
Construction Work in Progress	141,249	113,932
Total Gross Electric Plant	3,074,852	2,958,311
Less Accumulated Depreciation and Amortization	888,374	859,988
Net Electric Plant	2,186,478	2,098,323
Nonelectric Property, Plant and Equipment
Nonelectric Property, Plant and Equipment in Service	297,908	293,928
Construction Work in Progress	34,147	15,170
Total Gross Nonelectric Property, Plant and Equipment	332,055	309,098
Less Accumulated Depreciation and Amortization	202,287	194,704
Net Nonelectric Property, Plant and Equipment	129,768	114,394
Net Property, Plant and Equipment	$2,316,246	$2,212,717
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
5. Regulatory Matters
Regulatory Assets and Liabilities
The following presents our current and long-term regulatory assets and liabilities as of June 30, 2023 and December 31, 2022 and the period we expect to recover or refund such amounts:

	Period of	June 30, 2023		December 31, 2022
(in thousands)	Recovery/Refund	Current	Long-Term	Current	Long-Term

Regulatory Assets
Pension and Other Postretirement Benefit Plans[1]	Various	$—	$90,602	$—	$88,354
Alternative Revenue Program Riders[2]	Up to 2 years	6,563	79	5,679	2,508
Asset Retirement Obligations[1]	Asset lives	—	2,327	—	1,467
Deferred Income Taxes	Asset lives	—	847	—	—
ISO Cost Recovery Trackers[1]	Up to 2 years	288	207	575	314
Unrecovered Project Costs[1]	Up to 4 years	349	1,048	320	990
Deferred Rate Case Expenses[1]	Up to 3 years	377	566	377	754
Fuel Clause Adjustments[1]	Up to 1 year	9,935	—	10,893	—
Derivative Instruments[1]	Up to 2 years	1,521	207	7,130	—
Other[1]	Various	25	245	25	268
Total Regulatory Assets		$19,058	$96,128	$24,999	$94,655
Regulatory Liabilities
Deferred Income Taxes	Asset lives	$—	$129,567	$—	$131,480
Plant Removal Obligations	Asset lives	8,474	106,393	8,509	105,733
Fuel Clause Adjustments	Up to 1 year	22,358	—	365	—
Alternative Revenue Program Riders	Up to 1 year	4,560	—	2,504	—
North Dakota PTC Refunds	Asset lives	—	9,512	—	7,136
Pension and Other Postretirement Benefit Plans	Up to 1 year	5,589	—	5,589	—
Other	Various	762	463	333	148
Total Regulatory Liabilities		$41,743	$245,935	$17,300	$244,497

[1]Costs subject to recovery without a rate of return.
[2]Amount eligible for recovery includes an incentive or rate of return.

6. Short-Term and Long-Term Borrowings
The following is a summary of our outstanding short- and long-term borrowings by borrower, OTC or Otter Tail Power Company (OTP), as of June 30, 2023 and December 31, 2022:
Short-Term Debt
The following is a summary of our lines of credit as of June 30, 2023 and December 31, 2022:

		June 30, 2023			December 31, 2022
(in thousands)	Borrowing Limit	Amount Outstanding	Letters of Credit	Amount Available	Amount Available

OTC Credit Agreement	$170,000	$—	$—	$170,000	$170,000
OTP Credit Agreement	170,000	50,197	9,573	110,230	152,223
Total	$340,000	$50,197	$9,573	$280,230	$322,223
Long-Term Debt
The following is a summary of outstanding long-term debt by borrower as of June 30, 2023 and December 31, 2022:

				(in thousands)
Borrower	Debt Instrument	Rate	Maturity	June 30, 2023	December 31, 2022

OTC	Guaranteed Senior Notes	3.55%	12/15/26	$80,000	$80,000
OTP	Series 2007C Senior Unsecured Notes	6.37%	08/02/27	42,000	42,000
OTP	Series 2013A Senior Unsecured Notes	4.68%	02/27/29	60,000	60,000
OTP	Series 2019A Senior Unsecured Notes	3.07%	10/10/29	10,000	10,000
OTP	Series 2020A Senior Unsecured Notes	3.22%	02/25/30	10,000	10,000
OTP	Series 2020B Senior Unsecured Notes	3.22%	08/20/30	40,000	40,000
OTP	Series 2021A Senior Unsecured Notes	2.74%	11/29/31	40,000	40,000
OTP	Series 2007D Senior Unsecured Notes	6.47%	08/20/37	50,000	50,000
OTP	Series 2019B Senior Unsecured Notes	3.52%	10/10/39	26,000	26,000
OTP	Series 2020C Senior Unsecured Notes	3.62%	02/25/40	10,000	10,000
OTP	Series 2013B Senior Unsecured Notes	5.47%	02/27/44	90,000	90,000
OTP	Series 2018A Senior Unsecured Notes	4.07%	02/07/48	100,000	100,000
OTP	Series 2019C Senior Unsecured Notes	3.82%	10/10/49	64,000	64,000
OTP	Series 2020D Senior Unsecured Notes	3.92%	02/25/50	15,000	15,000
OTP	Series 2021B Senior Unsecured Notes	3.69%	11/29/51	100,000	100,000
OTP	Series 2022A Senior Unsecured Notes	3.77%	05/20/52	90,000	90,000
Total				$827,000	$827,000
Less:	Unamortized Long-Term Debt Issuance Costs			3,059	3,179
Total Long-Term Debt, Net of Unamortized Debt Issuance Costs				$823,941	$823,821
Financial Covenants
Certain of OTC's and OTP's short- and long-term debt agreements require the borrower, whether OTC or OTP, to maintain certain financial covenants, including a maximum debt to total capitalization ratio of 0.60 to 1.00, a minimum interest and dividend coverage ratio of 1.50 to 1.00, and a maximum level of priority indebtedness. As of June 30, 2023, OTC and OTP were in compliance with these financial covenants.
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

The following table includes the components of net periodic benefit cost (income) related to our defined benefit pension plans and other postretirement benefits for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	Pension Benefits (Pension Plan)		Pension Benefits (ESSRP)		Postretirement Benefits
(in thousands)	2023	2022	2023	2022	2023	2022

Service Cost	$924	$1,644	$18	$49	$153	$334
Interest Cost	4,109	3,086	473	336	669	511
Expected Return on Assets	(6,478)	(5,921)	—	—	—	—
Amortization of Prior Service Cost	—	—	—	—	(1,434)	(1,434)
Amortization of Net Actuarial Loss	—	1,967	—	142	—	766
Net Periodic Benefit Cost (Income)	$(1,445)	$776	$491	$527	$(612)	$177

	Six Months Ended June 30,
	Pension Benefits (Pension Plan)		Pension Benefits (ESSRP)		Postretirement Benefits
(in thousands)	2023	2022	2023	2022	2023	2022

Service Cost	$1,849	$3,288	$36	$98	$306	$669
Interest Cost	8,218	6,172	945	671	1,338	1,021
Expected Return on Assets	(12,957)	(11,842)	—	—	—	—
Amortization of Prior Service Cost	—	—	—	—	(2,867)	(2,867)
Amortization of Net Actuarial Loss	—	3,933	—	284	—	1,532
Net Periodic Benefit Cost (Income)	$(2,890)	$1,551	$981	$1,053	$(1,223)	$355
The following table includes the impact of regulation on the recognition of periodic benefit cost (income) arising from pension and other postretirement benefits for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022

Net Periodic Benefit Cost (Income)	$(1,566)	$1,480	$(3,132)	$2,959
Net Amount Amortized (Deferred) Due to the Effect of Regulation	240	(204)	490	324
Net Periodic Benefit Cost (Income) Recognized	$(1,326)	$1,276	$(2,642)	$3,283
We had no minimum funding requirements for our Pension Plan or any other postretirement benefit plans as of December 31, 2022. We did not make any contributions to our Pension Plan during the six months ended June 30, 2023. We made a discretionary contribution to our Pension Plan of $20.0 million during the six months ended June 30, 2022.
8. Income Taxes
The reconciliation of the statutory federal income tax rate to our effective tax rate for each of the three and six months ended June 30, 2023 and 2022 is as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022

Income Taxes at Federal Statutory Rate	$21,426	21.0%	$23,507	21.0%	$37,341	21.0%	$42,330	21.0%
Increases (Decreases) in Tax from:
State Taxes on Income, Net of Federal Tax	5,104	5.0	5,596	5.0	8,893	5.0	10,078	5.0
Production Tax Credits (PTCs)	(4,574)	(4.5)	(4,719)	(4.2)	(9,229)	(5.2)	(8,686)	(4.3)
Amortization of Excess Deferred Income Taxes	(622)	(0.6)	99	—	(1,420)	(0.8)	(1,078)	(0.5)
North Dakota Wind Tax Credit Amortization, Net of Federal Tax	(146)	(0.1)	(155)	(0.1)	(310)	(0.2)	(355)	(0.2)
Corporate-Owned Life Insurance	(460)	(0.5)	965	0.8	(878)	(0.5)	1,142	0.6
Other, Net	(666)	(0.6)	707	0.7	(1,032)	(0.5)	199	—
Income Tax Expense / Effective Tax Rate	$20,062	19.7%	$26,000	23.2%	$33,365	18.8%	$43,630	21.6%

9. Commitments and Contingencies
Commitments
Land Easements. Since 2013, OTP had purchased the wind-generated electricity from the Ashtabula III wind farm pursuant to a power purchase agreement. That agreement granted us the option to purchase the wind farm and on January 3, 2023, we completed the purchase for $50.6 million. In connection with the purchase, we assumed 51 land easements, not classified as leases, which require annual payments. As of June 30, 2023, the remaining payments to be made under the easements total $4.1 million and the remaining terms of the agreements extend into 2034.
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
Significant uncertainty exists as to how FERC will proceed upon remand and there is no prescribed timeline under which FERC must act. We have deferred recognition and recorded a refund liability of $2.7 million as of June 30, 2023. This refund liability reflects our best estimate of amounts previously collected from customers under the MISO tariff rate that may be required to be refunded to customers once all regulatory and judicial proceedings are complete and a final ROE is established for the periods outlined above.
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
Other Contingencies. We are party to litigation and regulatory matters arising in the normal course of business. We regularly analyze relevant information and, as necessary, estimate and record accrued liabilities for legal, regulatory enforcement and other matters in which a loss is probable of occurring and can be reasonably estimated. We believe the effect on our consolidated operating results, financial position and cash flows, if any, for the disposition of all matters pending as of June 30, 2023, other than those discussed above, will not be material.

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
On May 3, 2021, we filed a second registration statement with the SEC for the issuance of up to 1,500,000 common shares under an Automatic Dividend Reinvestment and Share Purchase Plan, which provides shareholders, retail customers of OTP and other interested investors methods of purchasing our common shares, by reinvesting their dividends or making optional cash investments. Shares purchased under the plan may be newly issued common shares or common shares purchased on the open market. During the six months ended June 30, 2023, we issued 56,311 shares under this plan. We repurchased a sufficient number of shares on the open market to satisfy issuance under the plan; accordingly, no proceeds from the issuance were received. As of June 30, 2023, there were 1,194,682 shares available for purchase or issuance under the plan. The registration statement expires in May 2024.
Dividend Restrictions
OTC is a holding company with no significant operations of its own. The primary source of funds for payments of dividends to OTC's shareholders is from dividends paid or distributions made by OTC's subsidiaries. As a result of certain statutory limitations or regulatory or financing agreements, the amount of distributions allowed to be made by OTC's subsidiaries or the amount of dividends paid by OTC could be restricted. Both the OTC Credit Agreement and OTP Credit Agreement contain restrictions on the payment of cash dividends upon a default or event of default, including failure to maintain certain financial covenants. As of June 30, 2023, we were in compliance with these financial covenants.
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
The Minnesota Public Utilities Commission (MPUC) indirectly limits the amount of dividends OTP can pay to OTC by requiring an equity-to-total-capitalization ratio between 47.5% and 58.0% based on OTP’s capital structure petition effective by order of the MPUC on November 8, 2022. As of June 30, 2023, OTP’s equity-to-total-capitalization ratio, including short-term debt, was 53.8% and its net assets restricted from distribution totaled approximately $778.6 million. Under the MPUC order, total capitalization for OTP cannot exceed $1.8 billion.

11. Accumulated Other Comprehensive Income (Loss)
The following presents the changes in accumulated other comprehensive loss for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023					2022
(in thousands)	Pension and Other Postretirement Benefits		Net Unrealized Gains (Losses) on Available-for-Sale Securities		Total	Pension and Other Postretirement Benefits		Net Unrealized Gains (Losses) on Available-for-Sale Securities		Total
Balance, Beginning of Period	$1,308		$(339)		$969	$(6,727)		$(218)		$(6,945)
Other Comprehensive Loss Before Reclassifications, net of tax	—		(62)		(62)	—		(75)		(75)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(27)	(1)	1	(2)	(26)	106	(1)	1	(2)	107
Total Other Comprehensive Income (Loss)	(27)		(61)		(88)	106		(74)		32
Balance, End of Period	$1,281		$(400)		$881	$(6,621)		$(292)		$(6,913)

	Six Months Ended June 30,
	2023					2022
(in thousands)	Pension and Other Postretirement Benefits		Net Unrealized Gains (Losses) on Available-for-Sale Securities		Total	Pension and Other Postretirement Benefits		Net Unrealized Gains (Losses) on Available-for-Sale Securities		Total
Balance, Beginning of Period	$1,334		$(419)		$915	$(6,537)		$13		$(6,524)
Other Comprehensive Income (Loss) Before Reclassifications, net of tax	—		18		18	—		(306)		(306)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(53)	(1)	1	(2)	(52)	(84)	(1)	1	(2)	(83)
Total Other Comprehensive Income (Loss)	(53)		19		(34)	(84)		(305)		(389)
Balance, End of Period	$1,281		$(400)		$881	$(6,621)		$(292)		$(6,913)
(1) Included in the computation of net periodic pension and other postretirement benefit costs. See Note 7.
(2) Included in other income (expense), net on the accompanying consolidated statements of income.
12. Share-Based Payments
Stock Compensation Expense
Stock-based compensation expense arising from our employee stock purchase plan and share-based compensation plans recognized within operating expenses in the consolidated statements of income amounted to $1.2 million and $0.6 million for the three months ended June 30, 2023 and 2022, respectively, and $6.5 million and $5.5 million for the six months ended June 30, 2023 and 2022, respectively.
Restricted Stock Awards. We grant restricted stock awards to members of our Board of Directors and restricted stock units to certain key employees. The awards vest, depending on award type and recipient, either ratably over periods of three or four years or cliff vest after four years. Vesting is accelerated in certain circumstances, including on retirement.
The following is a summary of stock award activity for the six months ended June 30, 2023:

	Shares	Weighted-Average Grant-Date Fair Value

Nonvested, January 1, 2023	141,551	$49.83
Granted	55,205	68.03
Vested	(45,493)	50.02
Forfeited	(1,300)	50.00
Nonvested, June 30, 2023	149,963	$56.47
The fair value of vested awards was $3.1 million and $3.0 million during the six months ended June 30, 2023 and 2022.

Stock Performance Awards. Stock performance awards are granted to executive officers and certain other key employees. The awards vest at the end of a three-year performance period. The number of common shares awarded, if any, at the end of the performance period ranges from zero to 150% of the target amount based on two performance measures: i) total shareholder return relative to a peer group and ii) return on equity. Vesting of the awards is accelerated in certain circumstances, including on retirement. The number of common shares awarded on an accelerated vesting is based either on actual performance at the end of the performance period or the number of common shares earned at target.
The grant date fair value of stock performance awards granted during the six months ended June 30, 2023 and 2022 was determined using a Monte Carlo fair value simulation model incorporating the following assumptions:

	2023	2022

Risk-free interest rate	4.15%	1.52%
Expected term (in years)	3	3
Expected volatility	34.00%	32.00%
Dividend yield	2.50%	2.90%

The risk-free interest rate was derived from yields on U.S. government bonds of a similar term. The expected term of the award is equal to the three-year performance period. Expected volatility was estimated based on actual historical volatility of our common stock. Dividend yield was estimated based on historical and future yield estimates.
The following is a summary of stock performance award activity for the six months ended June 30, 2023 (share amounts reflect awards at target):

	Shares	Weighted-Average Grant-Date Fair Value

Nonvested, January 1, 2023	189,800	$45.95
Granted	59,400	61.97
Vested	(55,000)	47.79
Forfeited	—	—
Nonvested, June 30, 2023	194,200	$50.33
The fair value of vested awards was $5.3 million and $5.1 million during the six months ended June 30, 2023 and 2022, respectively.
13. Earnings Per Share
The numerator used in the calculation of both basic and diluted earnings per common share is net income. The denominator used in the calculation of basic earnings per common share is the weighted-average number of common shares outstanding during the period. The denominator used in the calculation of diluted earnings per common share is derived by adjusting basic shares outstanding for the dilutive effect of potential common shares outstanding, which consist of time and performance-based stock awards and employee stock purchase plan shares.
The following includes the computation of the denominator for basic and diluted weighted-average shares outstanding for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022

Weighted-Average Common Shares Outstanding – Basic	41,678	41,597	41,655	41,573
Effect of Dilutive Securities:
Stock Performance Awards	281	259	281	239
Restricted Stock Awards	92	85	97	94
Employee Stock Purchase Plan Shares and Other	2	3	2	1
Dilutive Effect of Potential Common Shares	375	347	380	334
Weighted-Average Common Shares Outstanding – Diluted	42,053	41,944	42,035	41,907
The number of shares excluded from diluted weighted-average common shares outstanding because such shares were anti-dilutive was not material for the three and six months ended June 30, 2023 and 2022.

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
As of June 30, 2023, OTP had multiple outstanding pay-fixed, receive-variable swap agreements with an aggregate notional amount of 195,400 megawatt-hours of electricity, with various settlement dates extending to December 31, 2024. As of June 30, 2023, the fair value of these derivative instruments was $1.7 million, of which $1.5 million is included in other current liabilities and $0.2 million is included in other noncurrent liabilities, on the consolidated balance sheets. As of December 31, 2022, the fair value of these types of derivative contracts was $7.1 million, which is included in other current liabilities. There were no contracts which matured during the three months ended June 30, 2023 or 2022. During the six months ended June 30, 2023 and 2022, contracts matured and were settled in an aggregate amount of a $16.0 million loss and a $2.8 million gain, respectively. Gains and losses recognized on the settlement of derivative instruments are recorded in electric purchased power in the consolidated statements of income. Such settlement gains and losses are returned to or recovered from our electric customers through fuel recovery mechanisms in each state.
15. Fair Value Measurements
The following tables present our assets and liabilities measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 classified by the input method used to measure fair value:

(in thousands)	Level 1	Level 2	Level 3

June 30, 2023
Assets:
Investments:
Money Market Funds	$4,069	$—	$—
Mutual Funds	7,505	—	—
Corporate Debt Securities	—	1,456	—
Government-Backed and Government-Sponsored Enterprises’ Debt Securities	—	7,470	—
Total Assets	$11,574	$8,926	$—
Liabilities:
Derivative Instruments	$—	$1,728	$—
Total Liabilities	$—	$1,728	$—

December 31, 2022
Assets:
Investments:
Money Market Funds	$1,560	$—	$—
Mutual Funds	5,503	—	—
Corporate Debt Securities	—	1,434	—
Government-Backed and Government-Sponsored Enterprises’ Debt Securities	—	7,327	—
Total Assets	$7,063	$8,761	$—
Liabilities:
Derivative Instruments	—	7,130	—
Total Liabilities	$—	$7,130	$—
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

The following reflects the carrying value and estimated fair value of these assets and liabilities as of June 30, 2023 and December 31, 2022:

	June 30, 2023		December 31, 2022
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Assets:
Cash and Cash Equivalents	$150,578	$150,578	$118,996	$118,996
Total	150,578	150,578	118,996	118,996
Liabilities:
Short-Term Debt	50,197	50,197	8,204	8,204
Long-Term Debt	823,941	698,831	823,821	681,615
Total	$874,138	$749,028	$832,025	$689,819

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
PVC PIPE SUPPLY AND DEMAND CONDITIONS
Extraordinary supply and demand conditions in the PVC industry beginning in 2021 have led to a significant expansion in operating margins and elevated earnings in our Plastics segment. Periodic disruptions in the supply of resin, the primary material input used in the manufacturing of PVC pipe, coupled with robust demand for resin, led to a significant increase in the cost of resin over the last two years. Low industry volumes of PVC pipe and robust end market demand for the product led to a rapid and significant increase in sales prices for PVC pipe, significantly outpacing the increase in resin input costs, leading to widening margins within our Plastics segment.
Demand for PVC pipe began to soften in the second half of 2022 and softening demand continued through the first half of 2023 as distributors and contractors have reduced purchase volumes in response to uncertain and competitive market conditions. Resin prices have declined over this time frame but sales prices for PVC pipe remain elevated, continuing to produce expanded operating margins.
These unique market dynamics impacting our Plastics segment resulted in a significant increase in earnings in 2022 compared to prior periods. We currently expect earnings of our Plastics segment to remain elevated in 2023 compared to pre-2021 levels, but as the industry supply and demand conditions normalize, we expect segment earnings to normalize in the last half of 2024.
STEEL PRICING
Volatility in the price of steel, a key material input to our Manufacturing segment, significantly impacted our operating results in the last two years. Steel prices were elevated at the beginning of 2022 but began to steadily decline at the end of the second quarter and returned to near historical levels by the end of the year. Elevated steel prices led to increased sales prices in 2022 for our products at BTD Manufacturing, Inc. (BTD), our metal fabrication business within our Manufacturing segment, as we passed along material cost increases to our customers. Steel prices in the first half of 2023 had significantly declined from the same period in the previous year, impacting our comparative operating results.
The marketplace dynamics impacting both our Manufacturing and Plastics segments are fluid and subject to change and may impact our operating results prospectively.

RESULTS OF OPERATIONS – QUARTER TO DATE
Provided below is a summary and discussion of our operating results on a consolidated basis followed by a discussion of the operating results of each of our segments: Electric, Manufacturing and Plastics. In addition to the segment results, we provide an overview of our Corporate costs. Our Corporate costs do not constitute a reportable segment, but rather consist of unallocated general corporate expenses, such as corporate staff and overhead costs, the results of our captive insurance company and other items excluded from the measurement of segment performance. Corporate costs are added to operating segment totals to reconcile to totals on our consolidated statements of income.
CONSOLIDATED RESULTS
The following table summarizes consolidated operating results for the three months ended June 30, 2023 and 2022:

(in thousands)	2023	2022	$ change	% change

Operating Revenues	$337,716	$400,040	$(62,324)	(15.6)%
Operating Expenses	231,663	278,974	(47,311)	(17.0)
Operating Income	106,053	121,066	(15,013)	(12.4)
Interest Expense	(9,696)	(8,991)	(705)	7.8
Nonservice Components of Postretirement Benefits	2,421	751	1,670	222.4
Other Income (Expense)	3,253	(889)	4,142	(465.9)
Income Before Income Taxes	102,031	111,937	(9,906)	(8.8)
Income Tax Expense	20,062	26,000	(5,938)	(22.8)
Net Income	$81,969	$85,937	$(3,968)	(4.6)%
Operating Revenues decreased $62.3 million primarily due to decreased sales volumes within our Plastics segment, decreased fuel recovery revenues in our Electric segment and decreased steel prices in our Manufacturing segment. These decreases were partially offset by increased transmission services revenue, increased rider revenue, and higher commercial and industrial sales in our Electric segment and increased sales volumes in our Manufacturing segment. In our Plastics segment, PVC pipe sale volumes decreased as customer demand softened from the same period a year ago amid changing market conditions. Decreased sales prices in our Manufacturing segment were primarily due to decreased steel prices, which are passed through to customers. In our Electric segment, decreased fuel recovery revenues were driven by lower purchased power costs and volumes. See our segment disclosures below for additional discussion of items impacting operating revenues.
Operating Expenses decreased $47.3 million primarily due to lower sales volumes in our Plastics segment, lower purchased power costs in our Electric segment and lower material costs in our Manufacturing segment, as discussed above. See our segment disclosures below for additional discussion of items impacting operating expenses.
Interest Expense increased $0.7 million due to increased interest rates on our short-term variable rate debt and a higher level of average borrowings.
Nonservice Components of Postretirement Benefits improved by $1.7 million, having a positive impact on net income, primarily due to a change in actuarial assumptions used to measure our pension benefit and postretirement benefit obligations, including an increase in the discount rate applied and an increase in the expected return on assets assumption.
Other Income increased $4.1 million primarily due to gains on our corporate-owned life insurance policies during the second quarter of 2023 compared to investment losses in the previous year and investment income earned on our short-term cash equivalent investments.
Income Tax Expense decreased $5.9 million primarily due to decreased income before income taxes. Our effective tax rate was 19.7% in the second quarter of 2023 and 23.2% in the second quarter of 2022. The decrease in our effective tax rate was primarily due to non-taxable gains on our corporate-owned life insurance policy investments. See Note 8 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding factors impacting our effective tax rate in 2023 and 2022.
ELECTRIC SEGMENT RESULTS
The following table summarizes Electric segment operating results for the three months ended June 30, 2023 and 2022:

(in thousands)	2023	2022	$ change	% change

Retail Revenues	$93,715	$113,603	$(19,888)	(17.5)%
Transmission Services Revenues	14,829	11,697	3,132	26.8
Wholesale Revenues	2,670	3,537	(867)	(24.5)
Other Electric Revenues	2,549	2,112	437	20.7
Total Operating Revenues	113,763	130,949	(17,186)	(13.1)
Production Fuel	14,833	14,714	119	0.8
Purchased Power	5,212	24,162	(18,950)	(78.4)
Operating and Maintenance Expenses	45,522	42,379	3,143	7.4
Depreciation and Amortization	18,672	18,390	282	1.5
Property Taxes	4,336	4,435	(99)	(2.2)
Operating Income	$25,188	$26,869	$(1,681)	(6.3)%

	2023	2022	change	% change

Electric kilowatt-hour (kwh) Sales (in thousands)
Retail kwh Sales	1,345,830	1,286,419	59,411	4.6%
Wholesale kwh Sales – Company Generation	87,032	56,514	30,518	54.0
Heating Degree Days	639	716	(77)	(10.8)
Cooling Degree Days	254	154	100	64.9

The operating results of our Electric segment are impacted by fluctuations in weather conditions and the resulting demand for electricity for heating and cooling. The following table shows heating degree days and cooling degree days as a percent of normal for the three months ended June 30, 2023 and 2022.

	2023	2022

Heating Degree Days	120.6%	135.1%
Cooling Degree Days	215.3%	129.4%

The following table summarizes the estimated effect on diluted earnings per share of the difference in retail kwh sales under actual weather conditions and expected retail kwh sales under normal weather conditions in 2023 and 2022, and between years.

	2023 vs Normal	2023 vs 2022	2022 vs Normal

Effect on Diluted Earnings Per Share	$0.04	$0.01	$0.03

Retail Revenues decreased $19.9 million primarily due to a $19.2 million decrease in fuel recovery revenues, due to decreased purchased power costs and volumes, as described below. Also, our Minnesota rate case was finalized in the second quarter of 2022, which included a determination of the final interim rate refund and resulted in an additional $4.1 million of retail revenue in the second quarter of 2022. These decreases, were partially offset by:
•A $1.6 million increase in retail revenues from increased sales volumes to commercial and industrial customers.
•A $2.1 million increase in renewable resource rider revenue, including recovery of costs related to our Hoot Lake Solar project and the Ashtabula III wind farm.
Transmission Services Revenue increased $3.1 million primarily due to increased sales volumes compared to same period in the prior year.
Purchased Power costs to serve retail customers decreased $19.0 million due to a 72% decrease in the price of purchased power per kwh, primarily due to decreased market energy costs, and a 23% decrease in the volume of purchased power, primarily due to the planned outage at Coyote Station in the second quarter of 2022, which resulted in higher purchase volumes last year, as well as the acquisition of the Ashtabula III wind farm in the current year. Prior to the acquisition of Ashtabula III, OTP purchased the wind generated electricity from the facility under the terms of a power purchase agreement.
Operating and Maintenance Expenses increased $3.1 million primarily due to increased labor costs, increased maintenance and transmission service activities at our wind farm facilities, including the incremental costs associated with the Ashtabula III facility that was purchased during the year, maintenance expenses related to an outage at Big Stone Plant, increased vegetative management expenses, and increased MISO tariff expenses. These increases were partially offset by decreased maintenance and other expenses related to Coyote Station, as the second quarter of 2022 includes costs associated with a planned outage at Coyote Station.
MANUFACTURING SEGMENT RESULTS
The following table summarizes Manufacturing segment operating results for the three months ended June 30, 2023 and 2022:

(in thousands)	2023	2022	$ change	% change

Operating Revenues	$102,475	$103,196	$(721)	(0.7)%
Cost of Products Sold (excluding depreciation)	79,154	78,515	639	0.8
Other Operating Expenses	10,470	9,890	580	5.9
Depreciation and Amortization	4,531	4,091	440	10.8
Operating Income	$8,320	$10,700	$(2,380)	(22.2)%
Operating Revenues decreased $0.7 million primarily due to decreased steel prices, which impacted revenues at BTD Manufacturing, as well as decreased sales volumes at T.O. Plastics. Steel prices declined compared to the second quarter of 2022, resulting in a 15% decrease in material costs, which are passed through to customers. The impact of decreased steel prices was offset by a 14% increase in sales volumes, driven by strong customer and end market demand in the construction, agriculture, and energy markets, as well as sales price increases which were implemented in response to labor and non-steel material cost inflation. Lower scrap metal prices also impacted operating revenues as scrap metal revenues decreased $0.5 million from the previous year. Operating revenues at T.O. Plastics decreased primarily due to decreased sales volumes of horticulture products in response to changing market conditions as order and delivery lead times began to normalize.
Cost of Products Sold increased $0.6 million primarily due to increased sales volumes, as described above, largely offset by decreased material costs, as well as unfavorable cost absorption at BTD. Increased labor costs and lower productivity contributed to unfavorable cost absorption and lower profit margins. The increase in labor costs and the lower level of productivity during the quarter resulted from increased incentives and overtime wages combined with increased staffing levels to meet higher business volumes and the time required for new employees to achieve peak productivity.
Other Operating Expenses increased $0.6 million primarily due to increased salaries, benefits, and other compensation costs.
PLASTICS SEGMENT RESULTS
The following table summarizes Plastics segment operating results for the three months ended June 30, 2023 and 2022:

(in thousands)	2023	2022	$ change	% change

Operating Revenues	$121,478	$165,895	$(44,417)	(26.8)%
Cost of Products Sold (excluding depreciation)	41,504	73,951	(32,447)	(43.9)
Other Operating Expenses	3,936	4,340	(404)	(9.3)
Depreciation and Amortization	1,003	1,043	(40)	(3.8)
Operating Income	$75,035	$86,561	$(11,526)	(13.3)%
Operating Revenues decreased $44.4 million primarily due to a 26% decrease in sales volumes compared to the same period last year. Sales volume decreases in the second quarter were driven by general end market softness and distributors continuing to manage inventory levels. Sales prices declined 1% from the second quarter of 2022 but remained elevated compared to pre-2021 levels.

Cost of Products Sold decreased $32.4 million due to decreased sales volumes, as described above, and decreased PVC resin costs. PVC resin and other input material costs decreased 37% compared to the same period in the previous year as the unique supply and demand conditions, which caused significant increases in resin costs, have subsided and resin costs have stabilized.
CORPORATE COSTS
The following table summarizes Corporate operating results for the three months ended June 30, 2023 and 2022:

(in thousands)	2023	2022	$ change	% change

Other Operating Expenses	$2,464	$3,022	$(558)	(18.5)%
Depreciation and Amortization	26	42	(16)	(38.1)
Operating Loss	$2,490	$3,064	$(574)	(18.7)%
Other Operating Expenses decreased $0.6 million primarily due to decreased employee benefit expenses related to decreases in our employee health insurance claim costs.

RESULTS OF OPERATIONS – YEAR TO DATE
CONSOLIDATED RESULTS
The following table summarizes consolidated operating results for the six months ended June 30, 2023 and 2022:

(in thousands)	2023	2022	$ change	% change

Operating Revenues	$676,797	$774,944	$(98,147)	(12.7)%
Operating Expenses	490,074	555,578	(65,504)	(11.8)
Operating Income	186,723	219,366	(32,643)	(14.9)
Interest Expense	(19,111)	(17,939)	(1,172)	6.5
Nonservice Components of Postretirement Benefits	4,833	772	4,061	526.0
Other Income (Expense)	5,370	(629)	5,999	(953.7)
Income Before Income Taxes	177,815	201,570	(23,755)	(11.8)
Income Tax Expense	33,365	43,630	(10,265)	(23.5)
Net Income	$144,450	$157,940	$(13,490)	(8.5)%
Operating Revenues decreased $98.1 million primarily due to lower sales volumes within our Plastics segment and decreased steel prices in our Manufacturing segment. These decreases were partially offset by increased sales volumes, due to strong customer demand, in our Manufacturing segment and increased retail and transmission services revenues, due to increased sales volumes and rider revenues, within our Electric segment. See our segment disclosures below for additional discussion of items impacting operating revenues.
Operating Expenses decreased $65.5 million primarily due to lower sales volumes within our Plastics segment, as discussed above. In addition to lower sales volumes, operating expenses in our Plastics segment also decreased due to decreased PVC resin and other input costs. Decreased operating expenses in our Manufacturing segment primarily due to lower material costs at BTD, driven by lower steel prices, were largely offset by higher sales volumes and increases in other operating expenses. Operating expenses in our Electric segment increased primarily due to higher labor costs, maintenance expenses related to an outage at Big Stone Plant, increased maintenance expenses associated with our wind generation assets, and increased vegetative management expenses. See our segment disclosures below for additional discussion of items impacting operating expenses.
Interest Expense increased $1.2 million due to increased interest rates on our short-term variable rate debt, partially offset by a lower level of average borrowings.
Nonservice Components of Postretirement Benefits improved by $4.1 million, having a positive impact on net income, primarily due to a change in actuarial assumptions used to measure our pension benefit and postretirement benefit obligations, including an increase in the discount rate applied and an increase in the expected return on assets assumption.
Other Income increased $6.0 million primarily due to gains on our corporate-owned life insurance policies during the second quarter of 2023 compared to investment losses in the same period of the previous year and investment income earned on our short-term cash equivalent investments.
Income Tax Expense decreased $10.3 million primarily due to decreased income before income taxes. Our effective tax rate was 18.8% for the six months ended June 30, 2023 and 21.6% for the same period in the previous year. The decrease in our effective tax rate was driven by non-taxable gains on our corporate-owned life insurance policy investments and an increase in production tax credits from our wind generation assets in the current period. See Note 8 to our consolidated financial statements included in the report on Form 10-Q for additional information regarding factors impacting our effective tax rate.

ELECTRIC SEGMENT RESULTS
The following table summarizes Electric segment operating results for the six months ended June 30, 2023 and 2022:

(in thousands)	2023	2022	$ change	% change

Retail Revenues	$230,168	$227,242	$2,926	1.3%
Transmission Services Revenues	26,936	24,254	2,682	11.1
Wholesale Revenues	4,508	6,000	(1,492)	(24.9)
Other Electric Revenues	4,059	3,869	190	4.9
Total Operating Revenues	265,671	261,365	4,306	1.6
Production Fuel	26,326	29,567	(3,241)	(11.0)
Purchased Power	47,037	44,691	2,346	5.2
Operating and Maintenance Expenses	91,070	86,659	4,411	5.1
Depreciation and Amortization	36,997	36,772	225	0.6
Property Taxes	8,957	8,866	91	1.0
Operating Income	$55,284	$54,810	$474	0.9%

	2023	2022	change	% change

Electric kilowatt-hour (kwh) Sales (in thousands)
Retail kwh Sales	2,981,076	2,801,716	179,360	6.4%
Wholesale kwh Sales – Company Generation	148,886	122,701	26,185	21.3
Heating Degree Days	4,371	4,537	(166)	(3.7)
Cooling Degree Days	254	154	100	64.9

The operating results of our Electric segment are impacted by fluctuations in weather conditions and the resulting demand for electricity for heating and cooling. The following table shows heating and cooling degree days as a percent of normal for the six months ended June 30, 2023 and 2022.

	2023	2022

Heating Degree Days	109.9%	114.9%
Cooling Degree Days	215.3%	129.4%

The following table summarizes the estimated effect on diluted earnings per share of the difference in retail kwh sales under actual weather conditions and expected retail kwh sales under normal weather conditions in 2023 and 2022, and between years.

	2023 vs Normal	2023 vs 2022	2022 vs Normal

Effect on Diluted Earnings Per Share	$0.07	$—	$0.07

Retail Revenues increased $2.9 million primarily due to the following:
•A $4.3 million increase in retail revenues from increased sales volumes from commercial and industrial customers, including the impact of a new commercial customer load in North Dakota that came online during the first quarter of 2022.
•A $3.4 million increase in renewable resource rider revenue, including recovery of costs related to our Hoot Lake Solar project and the Ashtabula III wind farm.
These increases were partially offset by a decrease in fuel recovery revenues, primarily due to decreased fuel and market energy costs, as described below. Also, our Minnesota rate case was finalized in the second quarter of 2022, which included a determination of the final interim rate refund and resulted in an additional $4.1 million of retail revenue in 2022.
Production Fuel costs decreased $3.2 million primarily due to a 10% decrease in fuel cost per kwh resulting from decreases in natural gas prices.
Purchased Power costs to serve retail customers increased $2.3 million due to a 13% increase in the volume of purchased power due to increased customer demand and favorable market energy prices, partially offset by a 7% decrease in the price of purchased power per kwh, resulting from decreased natural gas and market energy prices.
Operating and Maintenance Expense increased $4.4 million, primarily due to increased labor costs, maintenance expenses related to an outage at Big Stone Plant, increased maintenance and transmission service activities at our wind farm facilities, including the incremental costs associated with the Ashtabula III facility that was purchased during the year, increased vegetative management expenses, higher insurance expenses, and increased MISO tariff expenses. These increases were partially offset by decreased maintenance and other expenses related to Coyote Station, as the second quarter of 2022 included costs associated with a planned outage at the facility.

MANUFACTURING SEGMENT RESULTS
The following table summarizes Manufacturing segment operating results for the six months ended June 30, 2023 and 2022:

(in thousands)	2023	2022	$ change	% change

Operating Revenues	$209,257	$208,154	$1,103	0.5%
Cost of Products Sold (excluding depreciation)	161,381	164,676	(3,295)	(2.0)
Other Operating Expenses	21,047	18,736	2,311	12.3
Depreciation and Amortization	9,000	8,105	895	11.0
Operating Income	$17,829	$16,637	$1,192	7.2%
Operating Revenues increased $1.1 million primarily due to a 17% increase in sales volumes at BTD, as well as sales price increases which were implemented in response to labor and non-steel material cost inflation. Increased sales volumes and pricing were largely offset by a 18% decrease in material costs, which are passed through to customers, as a result of lower steel prices. Increased sales prices at T.O. Plastics, partially offset by a decrease in sales volumes of horticulture products, also contributed to the increase in operating revenues.
Cost of Products Sold decreased $3.3 million primarily due to lower material costs at BTD, as discussed above, largely offset by increased sales volumes and unfavorable cost absorption. Unfavorable cost absorption was primarily due to increased labor costs and lower productivity. The increase in labor costs and the lower level of productivity during the current year resulted from increased incentives and overtime wages combined with increased staffing levels to meet higher production volumes, and the time required for new employees to achieve peak productivity. Decreased sales volumes at T.O. Plastics, as discussed above, also contributed to the decrease in cost of products sold.
Other Operating Expenses increased $2.3 million due to variable costs associated with increased business activity and financial performance during the period.
PLASTICS SEGMENT RESULTS
The following table summarizes Plastics segment operating results for the six months ended June 30, 2023 and 2022:

(in thousands)	2023	2022	$ change	% change

Operating Revenues	$201,869	$305,425	$(103,556)	(33.9)%
Cost of Products Sold (excluding depreciation)	71,646	139,549	(67,903)	(48.7)
Other Operating Expenses	7,465	8,304	(839)	(10.1)
Depreciation and Amortization	2,040	2,150	(110)	(5.1)
Operating Income	$120,718	$155,422	$(34,704)	(22.3)%
Operating Revenues decreased $103.6 million, primarily due to a 36% decrease in sales volumes compared to the same period last year, partially offset by a 3% increase in sales price per pound of PVC pipe sold. Sales volume decreases continue to be attributable to distributor customer inventory management as distributors continue to closely manage their inventory levels and make strategic purchasing decisions amid uncertain and competitive market conditions.
Cost of Products Sold decreased $67.9 million due to decreased sales volumes, as discussed above, as well as a 30% decrease in PVC resin and other input costs.
CORPORATE COSTS
The following table summarizes Corporate operating results for the six months ended June 30, 2023 and 2022:

(in thousands)	2023	2022	$ change	% change

Other Operating Expenses	$7,056	$7,417	$(361)	(4.9)%
Depreciation and Amortization	52	86	(34)	(39.5)
Operating Loss	$7,108	$7,503	$(395)	(5.3)%
Other Operating Expenses decreased $0.4 million primarily due to decreased employee benefit expenses related to decreases in our employee health insurance claim costs.

REGULATORY MATTERS
The following provides a summary of rate rider filings and other regulatory filings that have or are expected to have a material impact on our operating results, financial position or cash flows.
RATE RIDERS
The following table includes a summary of pending and recently concluded rate rider proceedings:

Recovery			Filing	Amount	Effective
Mechanism	Jurisdiction	Status	Date	(in millions)	Date	Description

RRR - 2022	MN	Approved	11/01/22	$17.5	07/01/23	Recovery of Hoot Lake Solar costs, Ashtabula III costs, and true up for PTCs from Merricourt.
CIP - 2022	MN	Approved	04/01/22	10.8	10/01/22	Recovery of energy conservation improvement costs as well as a demand side management financial incentive.
CIP - 2023	MN	Approved	04/03/23	9.7	10/01/23	Recovery of energy conservation improvement costs as well as a demand side management financial incentive.
TCR - 2021	MN	Approved	11/23/21	7.2	08/01/22	Recovery of transmission project costs.
RRR - 2021	MN	Approved	12/06/21	7.0	08/01/22	Recovery of Hoot Lake Solar and Ashtabula III costs.
EITE - 2023	MN	Approved	04/14/23	2.2	01/01/24	Biennial update to Energy-Intensive, Trade-Exposed rider.
EUIC - 2023	MN	Requested	03/20/23	1.3	07/01/23	Recovery of advanced metering infrastructure, outage management and demand response system projects.
RRR - 2023	ND	Approved	12/30/22	12.2	05/01/23	Recovery of Merricourt, Ashtabula III and other costs.
RRR - 2022	ND	Approved	01/05/22	7.8	04/01/22	Recovery of Merricourt costs, Ashtabula III costs, and deferred taxes and production tax credits.
TCR - 2022	ND	Approved	09/15/22	7.5	01/01/23	Recovery of transmission project costs.
TCR - 2021	ND	Approved	09/15/21	6.1	01/01/22	Recovery of transmission project costs.
GCR - 2022	ND	Approved	03/01/22	3.3	07/01/22	Annual update to generation cost recovery rider.
AMDT - 2022	ND	Approved	07/08/22	3.1	01/01/23	Recovery of advanced metering infrastructure, outage management system and demand response projects.
GCR - 2023	ND	Approved	03/03/23	2.2	07/01/23	Recovery of Astoria Station, net of anticipated savings associated with the retirement of Hoot Lake Plant.
PIR - 2022	SD	Approved	06/01/22	3.0	09/01/22	Recovery of Ashtabula III, Merricourt, Astoria Station, Advanced Grid Infrastructure project costs, and impact of load growth credits.
TCR - 2022	SD	Approved	11/01/22	3.0	03/01/23	Recovery of transmission project costs.
PIR - 2023	SD	Requested	06/01/23	2.6	09/01/23	Recovery of Ashtabula III, Merricourt, Astoria Station, Advanced Grid Infrastructure project costs, and impact of load growth credits.
TCR - 2021	SD	Approved	10/29/21	2.2	03/01/22	Recovery of transmission project costs.

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
ENVIRONMENTAL REGULATION
Climate Change and Greenhouse Gas Regulation
In May 2023, the EPA proposed new regulations under Section 111 of the Clean Air Act to regulate greenhouse gas (GHG) emissions from existing and new fossil fuel-based electric generating units (EGU). The proposal provides requirements for different types of fossil fuel-based EGUs with various compliance dates.
For existing coal-fired steam generating units that were in operation before January 8, 2014 and that plan to operate past December 31, 2039, the proposal would (subject to certain exceptions) set emissions standards that reflect the use of carbon capture and sequestration (CCS) with 90% capture of carbon dioxide emissions beginning in 2030.
For existing coal-fired steam generating units that are scheduled to be retired between January 1, 2032 and December 31, 2039, the proposed rule would, in general, set emissions standards that reflect the use of co-firing 40% natural gas with coal beginning in 2030.
For existing coal-fired steam generating units that will either (a) retire by January 1, 2032, or (b) retire between 2032 and December 21, 2034 and will operate at a 20% annual capacity factor limit in the meantime, the proposed rule would simply require routine maintenance and no increase in emission rate.
The proposal also includes emission standards for existing large (greater than 300 mega-watt), frequently-used (those that operate at a capacity factor over 50%) natural gas combustion turbines, including the use of CCS or co-firing with low-GHG hydrogen. Under the proposed rule, each state must submit a plan to the EPA to implement standards that are at least as stringent as the EPA’s emission guidelines. The EPA is proposing to require states to submit their plans within 24 months of the effective date of the regulation.
We continue to review and evaluate the proposal and its impact, if adopted as proposed, on our EGUs and the potential impact to our operating results, financial condition and liquidity. Coyote Station and Big Stone Plant, our two co-owned coal-fired power plants, would be within the scope of the proposed regulations. We do not believe our combustion turbines would be within the scope of the regulation given their size and operating frequency.

LIQUIDITY
LIQUIDITY OVERVIEW
We believe our financial condition is strong and our cash and cash equivalents, other liquid assets, operating cash flows, existing lines of credit, access to capital markets and borrowing ability, because of investment-grade credit ratings, when taken together, provide us ample liquidity to conduct our business operations, fund our short-term and long-term capital expenditure plans and satisfy our obligations as they become due. Our liquidity, including our operating cash flows and access to capital markets, could be impacted by macroeconomic factors outside of our control, including higher interest rates and debt capital costs and diminished credit availability. In addition, our liquidity could be impacted by non-compliance with certain financial covenants under our various debt instruments. As of June 30, 2023, we were in compliance with all financial covenants (see the Financial Covenants section under Capital Resources below).
The following table presents the status of our lines of credit as of June 30, 2023 and December 31, 2022:

		2023			2022
(in thousands)	Borrowing Limit	Amount Outstanding	Letters of Credit	Amount Available	Amount Available

OTC Credit Agreement	$170,000	$—	$—	$170,000	$170,000
OTP Credit Agreement	170,000	50,197	9,573	110,230	152,223
Total	$340,000	$50,197	$9,573	$280,230	$322,223
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

CASH FLOWS
The following is a discussion of our cash flows for the six months ended June 30, 2023 and 2022:

(in thousands)	2023	2022

Net Cash Provided by Operating Activities	$184,497	$175,630

Net Cash Provided by Operating Activities increased $8.9 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily due to the absence of a pension plan contribution in 2023 due to the plan's funded status, whereas a $20.0 million discretionary contribution was made in February 2022, as well as increases to certain regulatory liabilities for fuel cost recovery due to increased customer collections that will be returned to customers in future periods. Increases to operating cash flows were partially offset by lower earnings and higher working capital.

(in thousands)	2023	2022

Net Cash Used in Investing Activities	$153,625	$73,895

Net Cash Used in Investing Activities increased $79.7 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increase in cash used in investing activities was primarily due to a higher amount of Electric segment capital investment compared to last year, including the purchase of the Ashtabula III wind farm for $50.6 million in January 2023. Capital expenditures in our Manufacturing and Plastics segments increased $14.0 million as a result of investments in additional equipment and a facility expansion project at our Plastics segment facility in Phoenix, Arizona.

(in thousands)	2023	2022

Net Cash Provided by (Used in) Financing Activities	$710	$(41,283)

Net Cash Provided by (Used in) Financing Activities increased $42.0 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. Financing activities for the six months ended June 30, 2023 included net proceeds from short-term borrowings of $42.0 million under the OTP credit agreement, which were primarily used to fund the acquisition of Ashtabula III and other capital investments, and dividend payments of $36.5 million. Financing activities for the six months ended June 30, 2022 included net repayments of short-term borrowings of $91.2 million, the issuance of $90.0 million of long-term debt, and dividend payments of $34.4 million.

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

Electric Segment
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

(1) Includes actual results for the six months ended June 30, 2023, and anticipated capital expenditures for the remaining six months of 2023.

CONTRACTUAL OBLIGATIONS
Our contractual obligations primarily include principal and interest payments due under our outstanding debt obligations, commitments to acquire coal, energy and capacity commitments, payments to meet our postretirement benefit obligations, and payment obligations under land easements and leasing arrangements.
Our contractual obligations as of December 31, 2022 are included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2022. Except for the obligations arising from new land easements assumed in connection with the purchase of Ashtabula III, there were no material changes in our contractual obligations outside of the ordinary course of business during the six months ended June 30, 2023.
In connection with the purchase of the Ashtabula III wind farm in January 2023, we assumed 51 land easements not classified as leases, which require annual payments. As of June 30, 2023, the remaining payments to be made under the easements were $4.1 million and the remaining terms of the agreements extend into 2034.
COMMON STOCK DIVIDENDS
We paid dividends to our common stockholders totaling $36.5 million, or $0.875 per share, in the first six months of 2023. The determination of the amount of future cash dividends to be paid will depend on, among other things, our financial condition, our actual or expected level of earnings and cash flows from operations, the level of our capital expenditures and our future business prospects. As a result of certain statutory limitations or regulatory or financing agreements, the amount of dividends we are allowed to pay could be restricted. See Note 10 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information. The decision to declare dividends is reviewed quarterly by our Board of Directors.

CAPITAL RESOURCES
Financial flexibility is provided by operating cash flows, unused lines of credit and access to capital markets, and is aided by strong financial coverages and investment grade credit ratings. Debt financing will be required in the five-year period from 2023 through 2028 to refinance maturing debt and to finance our capital investments. Our financing plans are subject to change and are impacted by our planned level of capital investments, and decisions to reduce borrowings under our lines of credit, to refund or retire early any of our outstanding debt, to complete acquisitions, or to use capital for other corporate purposes.
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
On May 3, 2021, we filed a second registration statement with the SEC for the issuance of up to 1,500,000 common shares under an Automatic Dividend Reinvestment and Share Purchase Plan, which provides shareholders, retail customers of OTP and other interested investors methods of purchasing our common shares by reinvesting their dividends or making optional cash investments. Shares purchased under the plan may be newly issued common shares or common shares purchased on the open market. As of June 30, 2023, there were 1,194,682 shares available for purchase or issuance under the plan. The registration statement expires in May 2024.
SHORT-TERM DEBT
OTC and OTP are each party to a credit agreement (the OTC Credit Agreement and the OTP Credit Agreement, respectively) which each provide for unsecured revolving lines of credit. The following is a summary of key provisions and borrowing information as of, and for the six months ended, June 30, 2023:

(in thousands, except interest rates)	OTC Credit Agreement	OTP Credit Agreement

Borrowing Limit	$170,000	$170,000
Borrowing Limit if Accordion Exercised[1]	290,000	250,000
Amount Restricted Due to Outstanding Letters of Credit as of June 30, 2023	—	9,573
Amount Outstanding as of June 30, 2023	—	50,197
Average Amount Outstanding During the Six Months Ended June 30, 2023	—	48,846
Maximum Amount Outstanding During the Six Months Ended June 30, 2023	—	61,006
Interest Rate as of June 30, 2023	6.64%	6.48%
Maturity Date	October 29, 2027	October 29, 2027

[1]Each facility includes an accordion featuring allowing the borrower to increase the borrowing limit if certain terms and conditions are met.
LONG-TERM DEBT
As of June 30, 2023, we had $827.0 million of principal outstanding under long-term debt arrangements. These instruments generally provide for unsecured borrowings at fixed rates of interest with maturities ranging from 2026 to 2052. Note 6 to our consolidated financial statements included in this Quarterly Report on Form 10-Q includes additional information regarding these short-term and long-term debt instruments.

Financial Covenants
Certain of our short- and long-term debt agreements require OTC and OTP to maintain certain financial covenants. As of June 30, 2023, we were in compliance with these financial covenants as further described below:
OTC, under its financial covenants, may not permit its ratio of interest-bearing debt to total capitalization to exceed 0.60 to 1.00, may not permit its interest and dividend coverage ratio to be less than 1.50 to 1.00, and may not permit its priority indebtedness to exceed 10 percent of its total capitalization. As of June 30, 2023, OTC's interest-bearing debt to total capitalization was 0.40 to 1.00, OTC's interest and dividend coverage ratio was 10.18 to 1.00, and OTC had no priority indebtedness outstanding.
OTP, under its financial covenants, may not permit its ratio of interest-bearing debt to total capitalization to exceed 0.60 to 1.00, may not permit its interest and dividend coverage ratio to be less than 1.50 to 1.00, and may not permit its priority indebtedness to exceed 20 percent of its total capitalization. As of June 30, 2023, OTP's interest-bearing debt to total capitalization was 0.46 to 1.00, OTP's interest and dividend coverage ratio was 3.65 to 1.00, and OTP had no priority indebtedness outstanding.

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
Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) as of June 30, 2023, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2023.
Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 5.	OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers. During the three months ended June 30, 2023, none of our directors or executive officers adopted, amended, or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 6.	EXHIBITS
The following Exhibits are filed as part of, or incorporated by reference into, this report.

No.	Description
10.1	—2023 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Otter Tail Corporation on April 19, 2023)
10.2	—Form of 2023 Restricted Stock Award Agreement for Directors (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by Otter Tail Corporation on April 19, 2023)
10.3	—Executive Annual Incentive Plan (incorporated by reference to Exhibit 10.3 to the Form 8-K filed by Otter Tail Corporation on April 19, 2023)
31.1	—Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	—Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.SCH	—Inline XBRL Taxonomy Extension Schema Document
101.CAL	—Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	—Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	—Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	—Inline XBRL Taxonomy Extension Definition Linkbase Document
104	—Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OTTER TAIL CORPORATION

By:	/s/ Kevin G. Moug
Kevin G. Moug Chief Financial Officer and Senior Vice President (duly authorized officer and principal financial officer)

Dated: August 2, 2023