Form 10-Q
period 2023-09-30
Otter Tail Corp
filed 2023-11-03
CIK 1466593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2023 or
☐    Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
41,710,521 Common Shares ($5 par value) as of October 27, 2023.

DEFINITIONS
The following abbreviations or acronyms are used in the text.

ARP	Alternative Revenue Program	MISO	Midcontinent Independent System Operator, Inc.
BTD	BTD Manufacturing, Inc.	MPUC	Minnesota Public Utilities Commission
CCS	Carbon Capture and Sequestration	NDDEQ	North Dakota Department of Environmental Quality
CIP	Conservation Improvement Program	NDPSC	North Dakota Public Service Commission
EGU	Electric Generating Units	OTC	Otter Tail Corporation
EITE	Energy Intensive, Trade Exposed Rider	OTP	Otter Tail Power Company
EPA	Environmental Protection Agency	PIR	Phase-In Rider
ESSRP	Executive Survivor and Supplemental Retirement Plan	PSLRA	Private Securities Litigation Reform Act of 1995
EUIC	Electric Utility Infrastructure Cost Recovery Rider	PTC	Production Tax Credits
FERC	Federal Energy Regulatory Commission	PVC	Polyvinyl chloride
GCR	Generation Cost Recovery Rider	RHR	Regional Haze Rule
GHG	Greenhouse Gas	ROE	Return on equity
ISO	Independent System Operator	RRR	Renewable Resource Rider
kwh	kilowatt-hour	SEC	Securities and Exchange Commission
MDT	Meter and Distribution Technology	T.O. Plastics	T.O. Plastics, Inc.
Merricourt	Merricourt Wind Energy Center	TCR	Transmission Cost Recovery Rider

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
PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

OTTER TAIL CORPORATION
CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share data)	September 30, 2023	December 31, 2022

Assets
Current Assets
Cash and Cash Equivalents	$189,214	$118,996
Receivables, net of allowance for credit losses	193,175	144,393
Inventories	142,007	145,952
Regulatory Assets	17,041	24,999
Other Current Assets	15,313	18,412
Total Current Assets	556,750	452,752
Noncurrent Assets
Investments	59,322	54,845
Property, Plant and Equipment, net of accumulated depreciation	2,387,260	2,212,717
Regulatory Assets	89,491	94,655
Intangible Assets, net of accumulated amortization	7,118	7,943
Goodwill	37,572	37,572
Other Noncurrent Assets	49,956	41,177
Total Noncurrent Assets	2,630,719	2,448,909
Total Assets	$3,187,469	$2,901,661

Liabilities and Shareholders' Equity
Current Liabilities
Short-Term Debt	$51,495	$8,204
Accounts Payable	103,118	104,400
Accrued Salaries and Wages	32,227	32,327
Accrued Taxes	50,495	19,340
Regulatory Liabilities	32,285	17,300
Other Current Liabilities	40,413	56,065
Total Current Liabilities	310,033	237,636
Noncurrent Liabilities
Pension Benefit Liability	33,083	33,210
Other Postretirement Benefits Liability	26,101	46,977
Regulatory Liabilities	275,809	244,497
Deferred Income Taxes	234,787	221,302
Deferred Tax Credits	15,358	15,916
Other Noncurrent Liabilities	65,371	60,985
Total Noncurrent Liabilities	650,509	622,887
Commitments and Contingencies (Note 9)
Capitalization
Long-Term Debt	823,998	823,821
Shareholders' Equity
Common Shares: 50,000,000 shares authorized, $5 par value; 41,710,521 and 41,631,113 outstanding at September 30, 2023 and December 31, 2022	208,553	208,156
Additional Paid-In Capital	426,358	423,034
Retained Earnings	766,844	585,212
Accumulated Other Comprehensive Income	1,174	915
Total Shareholders' Equity	1,402,929	1,217,317
Total Capitalization	2,226,927	2,041,138
Total Liabilities and Shareholders' Equity	$3,187,469	$2,901,661
See accompanying notes to consolidated financial statements.

OTTER TAIL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per-share amounts)	2023	2022	2023	2022

Operating Revenues
Electric	$130,326	$142,747	$395,997	$404,112
Product Sales	227,730	241,109	638,856	754,688
Total Operating Revenues	358,056	383,856	1,034,853	1,158,800
Operating Expenses
Electric Production Fuel	19,603	24,972	45,928	54,538
Electric Purchased Power	10,895	19,913	57,932	64,604
Electric Operating and Maintenance Expenses	43,534	39,799	134,604	126,460
Cost of Products Sold (excluding depreciation)	118,303	139,361	351,330	443,586
Other Nonelectric Expenses	15,863	16,524	51,433	50,981
Depreciation and Amortization	24,548	22,716	72,636	69,829
Electric Property Taxes	4,194	4,438	13,151	13,304
Total Operating Expenses	236,940	267,723	727,014	823,302
Operating Income	121,116	116,133	307,839	335,498
Other Income and (Expense)
Interest Expense	(9,175)	(9,259)	(28,285)	(27,198)
Nonservice Components of Postretirement Benefits	2,289	52	7,122	824
Other Income (Expense), net	2,471	(174)	7,841	(802)
Income Before Income Taxes	116,701	106,752	294,517	308,322
Income Tax Expense	24,727	22,513	58,093	66,143
Net Income	$91,974	$84,239	$236,424	$242,179

Weighted-Average Common Shares Outstanding:
Basic	41,680	41,600	41,663	41,582
Diluted	42,058	41,974	42,028	41,930
Earnings Per Share:
Basic	$2.21	$2.02	$5.67	$5.82
Diluted	$2.19	$2.01	$5.63	$5.78
See accompanying notes to consolidated financial statements.

OTTER TAIL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022

Net Income	$91,974	$84,239	$236,424	$242,179
Other Comprehensive Income (Loss):
Unrealized Gain (Loss) on Available-for-Sale Securities, net of tax (expense) benefit of $4, $46, $(1) and $127	(17)	(171)	2	(476)
Pension and Other Postretirement Benefits, net of tax expense of $108, $37, $90 and $8	310	106	257	22
Total Other Comprehensive Income (Loss)	293	(65)	259	(454)
Total Comprehensive Income	$92,267	$84,174	$236,683	$241,725
See accompanying notes to consolidated financial statements.

OTTER TAIL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)

(in thousands, except common shares outstanding)	Common Shares Outstanding	Par Value, Common Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity

Balance, June 30, 2023	41,710,521	$208,553	$425,867	$693,138	$881	$1,328,439
Net Income	—	—	—	91,974	—	91,974
Other Comprehensive Income	—	—	—	—	293	293
Stock Compensation Expense	—	—	491	—	—	491
Common Dividends ($0.4375 per share)	—	—	—	(18,268)	—	(18,268)
Balance, September 30, 2023	41,710,521	$208,553	$426,358	$766,844	$1,174	$1,402,929

Balance, June 30, 2022	41,630,799	$208,154	$421,951	$493,351	$(6,913)	$1,116,543
Stock Issued Under Share-Based Compensation Plans, net of shares withheld for employee taxes	153	1	(1)	—	—	—
Stock Issued Under Stock Purchase Plan, net of expenses	—	—	(132)	—	—	(132)
Net Income	—	—	—	84,239	—	84,239
Other Comprehensive Loss	—	—	—	—	(65)	(65)
Stock Compensation Expense	—	—	630	—	—	630
Common Dividends ($0.4125 per share)	—	—	—	(17,192)	—	(17,192)
Balance, September 30, 2022	41,630,952	$208,155	$422,448	$560,398	$(6,978)	$1,184,023

Balance, December 31, 2022	41,631,113	$208,156	$423,034	$585,212	$915	$1,217,317
Stock Issued Under Share-Based Compensation Plans, net of shares withheld for employee taxes	79,408	397	(3,485)	—	—	(3,088)
Stock Issued Under Stock Purchase Plan, net of expenses	—	—	(166)	—	—	(166)
Net Income	—	—	—	236,424	—	236,424
Other Comprehensive Income	—	—	—	—	259	259
Stock Compensation Expense	—	—	6,975	—	—	6,975
Common Dividends ($1.3125 per share)	—	—	—	(54,792)	—	(54,792)
Balance, September 30, 2023	41,710,521	$208,553	$426,358	$766,844	$1,174	$1,402,929

Balance, December 31, 2021	41,551,524	$207,758	$419,760	$369,783	$(6,524)	$990,777
Stock Issued Under Share-Based Compensation Plans, net of shares withheld for employee taxes	79,428	397	(3,321)	—	—	(2,924)
Stock Issued Under Stock Purchase Plan, net of expenses	—	—	(132)	—	—	(132)
Net Income	—	—	—	242,179	—	242,179
Other Comprehensive Loss	—	—	—	—	(454)	(454)
Stock Compensation Expense	—	—	6,141	—	—	6,141
Common Dividends ($1.2375 per share)	—	—	—	(51,564)	—	(51,564)
Balance, September 30, 2022	41,630,952	$208,155	$422,448	$560,398	$(6,978)	$1,184,023
See accompanying notes to consolidated financial statements.

OTTER TAIL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30,
(in thousands)	2023	2022

Operating Activities
Net Income	$236,424	$242,179
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	72,636	69,829
Deferred Tax Credits	(558)	(558)
Deferred Income Taxes	10,800	23,648
Discretionary Contribution to Pension Plan	—	(20,000)
Investment (Gains) Losses	(3,734)	5,406
Stock Compensation Expense	6,975	6,141
Other, Net	(164)	(867)
Changes in Operating Assets and Liabilities:
Receivables	(48,782)	(18,845)
Inventories	4,873	3,632
Regulatory Assets	8,387	170
Other Assets	3,899	1,789
Accounts Payable	(511)	(10,681)
Accrued and Other Liabilities	13,858	(13,970)
Regulatory Liabilities	21,601	(1,208)
Pension and Other Postretirement Benefits	(7,209)	1,308
Net Cash Provided by Operating Activities	318,495	287,973
Investing Activities
Capital Expenditures	(229,849)	(123,227)
Proceeds from Disposal of Noncurrent Assets	4,746	3,803
Cash Used for Investments and Other Assets	(6,915)	(8,132)
Net Cash Used in Investing Activities	(232,018)	(127,556)
Financing Activities
Net Borrowings (Repayments) of Short-Term Debt	43,292	(91,163)
Proceeds from Issuance of Long-Term Debt	—	90,000
Payments for Retirement of Long-Term Debt	—	(30,000)
Dividends Paid	(54,792)	(51,564)
Payments for Shares Withheld for Employee Tax Obligations	(3,088)	(2,942)
Other, net	(1,671)	(3,298)
Net Cash Used in Financing Activities	(16,259)	(88,967)
Net Change in Cash and Cash Equivalents	70,218	71,450
Cash and Cash Equivalents at Beginning of Period	118,996	1,537
Cash and Cash Equivalents at End of Period	$189,214	$72,987

Supplemental Disclosure of Noncash Investing Activities
Accrued Property, Plant and Equipment Additions	$13,154	$12,438
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
Because of the seasonality of our businesses and other factors, the earnings for the three and nine months ended September 30, 2023 should not be taken as an indication of earnings for all or any part of the balance of the current year or as an indication of earnings for future years.
Use of Estimates
We use estimates based on the best information available in recording transactions and balances resulting from business operations. As better information becomes available or actual amounts are known, the recorded estimates are revised. Consequently, operating results can be affected by revisions to prior accounting estimates.
Reclassifications
Certain reclassifications of amounts previously reported have been made to the accompanying consolidated statements of cash flows to maintain consistency and comparability between periods presented. Other, net operating cash flows previously reported for the nine months ended September 30, 2022, included $5.4 million of investment losses, which are presented separately in the current period, and excluded $0.9 million of allowance for equity funds used during construction, which were previously presented separately. The reclassifications had no impact on previously reported net cash provided by operating activities, net cash used in investing activities, net cash used in financing activities, or cash and cash equivalents.
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
2. Segment Information
The classification of our business into three segments, Electric, Manufacturing, and Plastics is consistent with our business strategy, organizational structure and our internal reporting and review processes used by our chief operating decision maker to make decisions regarding allocation of resources, to assess operating performance and to make strategic decisions.
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

Information for each segment and our unallocated corporate costs for the three and nine months ended September 30, 2023 and 2022 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022

Operating Revenue
Electric	$130,326	$142,747	$395,997	$404,112
Manufacturing	100,678	98,767	309,936	306,921
Plastics	127,052	142,342	328,920	447,767
Total	$358,056	$383,856	$1,034,853	$1,158,800
Net Income (Loss)
Electric	$24,565	$24,847	$67,420	$62,938
Manufacturing	7,446	6,219	20,276	17,858
Plastics	59,162	55,982	148,240	170,788
Corporate	801	(2,809)	488	(9,405)
Total	$91,974	$84,239	$236,424	$242,179
The following provides the identifiable assets by segment and corporate assets as of September 30, 2023 and December 31, 2022:

(in thousands)	September 30, 2023	December 31, 2022

Identifiable Assets
Electric	$2,489,682	$2,351,961
Manufacturing	261,044	245,869
Plastics	186,833	126,318
Corporate	249,910	177,513
Total	$3,187,469	$2,901,661

3. Revenue
Presented below are our operating revenues from external customers, in total and by amounts arising from contracts with customers and alternative revenue program (ARP) arrangements, disaggregated by revenue source and segment for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022

Operating Revenues
Electric Segment
Retail: Residential	$33,483	$35,122	$104,433	$108,883
Retail: Commercial and Industrial	75,044	83,022	230,517	232,532
Retail: Other	1,972	2,033	5,717	6,004
Total Retail	110,499	120,177	340,667	347,419
Transmission	13,670	13,156	40,606	37,409
Wholesale	4,752	7,196	9,260	13,196
Other	1,405	2,218	5,464	6,088
Total Electric Segment	130,326	142,747	395,997	404,112
Manufacturing Segment
Metal Parts and Tooling	89,518	84,054	268,981	261,923
Plastic Products and Tooling	8,847	12,723	33,059	36,584
Scrap Metal	2,313	1,990	7,896	8,414
Total Manufacturing Segment	100,678	98,767	309,936	306,921
Plastics Segment
PVC Pipe	127,052	142,342	328,920	447,767
Total Operating Revenue	358,056	383,856	1,034,853	1,158,800
Less: Non-contract Revenues Included Above
Electric Segment - ARP Revenues	(744)	(548)	(2,289)	(7,937)
Total Operating Revenues from Contracts with Customers	$358,800	$384,404	$1,037,142	$1,166,737
4. Select Balance Sheet Information
Receivables and Allowance for Credit Losses
Receivables as of September 30, 2023 and December 31, 2022 are as follows:

(in thousands)	September 30, 2023	December 31, 2022

Receivables
Trade	$171,745	$112,126
Other	7,738	9,983
Unbilled Receivables	15,679	23,932
Total Receivables	195,162	146,041
Less: Allowance for Credit Losses	1,987	1,648
Receivables, net of allowance for credit losses	$193,175	$144,393
The following is a summary of activity in the allowance for credit losses for the nine months ended September 30, 2023 and 2022:

(in thousands)	2023	2022

Beginning Balance, January 1	$1,648	$1,836
Additions Charged to Expense	1,176	518
Reductions for Amounts Written Off, Net of Recoveries	(837)	(806)
Ending Balance, September 30	$1,987	$1,548

Inventories
Inventories consist of the following as of September 30, 2023 and December 31, 2022:

(in thousands)	September 30, 2023	December 31, 2022

Raw Material, Fuel and Supplies	$72,657	$70,374
Work in Process	30,267	31,766
Finished Goods	39,083	43,812
Total Inventories	$142,007	$145,952
Investments
The following is a summary of our investments as of September 30, 2023 and December 31, 2022:

(in thousands)	September 30, 2023	December 31, 2022

Corporate-Owned Life Insurance Policies	$39,794	$38,991
Corporate and Government Debt Securities	8,986	8,761
Money Market Funds	3,223	1,560
Mutual Funds	7,289	5,503
Other Investments	30	30
Total Investments	$59,322	$54,845
The amount of unrealized gains and losses on debt securities as of September 30, 2023 and December 31, 2022 was not material and no unrealized losses were deemed to be other-than-temporary. In addition, the amount of unrealized gains and losses on marketable equity securities still held as of September 30, 2023 and December 31, 2022 was not material.
Property, Plant and Equipment
Major classes of property, plant and equipment as of September 30, 2023 and December 31, 2022 include:

(in thousands)	September 30, 2023	December 31, 2022

Electric Plant
Electric Plant in Service	$3,009,031	$2,844,379
Construction Work in Progress	129,810	113,932
Total Gross Electric Plant	3,138,841	2,958,311
Less Accumulated Depreciation and Amortization	889,136	859,988
Net Electric Plant	2,249,705	2,098,323
Nonelectric Property, Plant and Equipment
Nonelectric Property, Plant and Equipment in Service	303,641	293,928
Construction Work in Progress	39,885	15,170
Total Gross Nonelectric Property, Plant and Equipment	343,526	309,098
Less Accumulated Depreciation and Amortization	205,971	194,704
Net Nonelectric Property, Plant and Equipment	137,555	114,394
Net Property, Plant and Equipment	$2,387,260	$2,212,717
On January 3, 2023, we purchased the Ashtabula III wind farm, located in eastern North Dakota, which consists of 39 wind turbines and the related infrastructure, adding 62.4 megawatts of nameplate capacity to our owned generation assets. The total purchase price of the acquisition was $50.6 million.

5. Regulatory Matters
Regulatory Assets and Liabilities
The following presents our current and long-term regulatory assets and liabilities as of September 30, 2023 and December 31, 2022 and the period we expect to recover or refund such amounts:

	Period of	September 30, 2023		December 31, 2022
(in thousands)	Recovery/Refund	Current	Long-Term	Current	Long-Term

Regulatory Assets
Pension and Other Postretirement Benefit Plans[1]	Various	$—	$86,286	$—	$88,354
Alternative Revenue Program Riders[2]	Up to 2 years	5,780	118	5,679	2,508
Asset Retirement Obligations[1]	Asset lives	—	—	—	1,467
Deferred Income Taxes	Asset lives	—	931	—	—
ISO Cost Recovery Trackers[1]	Up to 2 years	144	260	575	314
Unrecovered Project Costs[1]	Up to 4 years	349	962	320	990
Deferred Rate Case Expenses[1]	Up to 3 years	377	471	377	754
Fuel Clause Adjustments[1]	Up to 1 year	9,141	—	10,893	—
Derivative Instruments[1]	Up to 2 years	1,225	228	7,130	—
Other[1]	Various	25	235	25	268
Total Regulatory Assets		$17,041	$89,491	$24,999	$94,655
Regulatory Liabilities
Deferred Income Taxes	Asset lives	$—	$128,886	$—	$131,480
Plant Removal Obligations	Asset lives	8,456	117,359	8,509	105,733
Fuel Clause Adjustments	Up to 1 year	12,217	—	365	—
Alternative Revenue Program Riders	Up to 1 year	8,426	—	2,504	—
North Dakota PTC Refunds	Asset lives	—	10,281	—	7,136
Pension and Other Postretirement Benefit Plans	Various	2,279	19,026	5,589	—
Other	Various	907	257	333	148
Total Regulatory Liabilities		$32,285	$275,809	$17,300	$244,497

[1]Costs subject to recovery without a rate of return.
[2]Amount eligible for recovery includes an incentive or rate of return.
6. Short-Term and Long-Term Borrowings
The following is a summary of our outstanding short- and long-term borrowings by borrower, OTC or Otter Tail Power Company (OTP), as of September 30, 2023 and December 31, 2022:
Short-Term Debt
The following is a summary of our lines of credit as of September 30, 2023 and December 31, 2022:

		September 30, 2023			December 31, 2022
(in thousands)	Borrowing Limit	Amount Outstanding	Letters of Credit	Amount Available	Amount Available

OTC Credit Agreement	$170,000	$—	$—	$170,000	$170,000
OTP Credit Agreement	170,000	51,495	9,573	108,932	152,223
Total	$340,000	$51,495	$9,573	$278,932	$322,223

Long-Term Debt
The following is a summary of outstanding long-term debt by borrower as of September 30, 2023 and December 31, 2022:

				(in thousands)
Borrower	Debt Instrument	Rate	Maturity	September 30, 2023	December 31, 2022

OTC	Guaranteed Senior Notes	3.55%	12/15/26	$80,000	$80,000
OTP	Series 2007C Senior Unsecured Notes	6.37%	08/02/27	42,000	42,000
OTP	Series 2013A Senior Unsecured Notes	4.68%	02/27/29	60,000	60,000
OTP	Series 2019A Senior Unsecured Notes	3.07%	10/10/29	10,000	10,000
OTP	Series 2020A Senior Unsecured Notes	3.22%	02/25/30	10,000	10,000
OTP	Series 2020B Senior Unsecured Notes	3.22%	08/20/30	40,000	40,000
OTP	Series 2021A Senior Unsecured Notes	2.74%	11/29/31	40,000	40,000
OTP	Series 2007D Senior Unsecured Notes	6.47%	08/20/37	50,000	50,000
OTP	Series 2019B Senior Unsecured Notes	3.52%	10/10/39	26,000	26,000
OTP	Series 2020C Senior Unsecured Notes	3.62%	02/25/40	10,000	10,000
OTP	Series 2013B Senior Unsecured Notes	5.47%	02/27/44	90,000	90,000
OTP	Series 2018A Senior Unsecured Notes	4.07%	02/07/48	100,000	100,000
OTP	Series 2019C Senior Unsecured Notes	3.82%	10/10/49	64,000	64,000
OTP	Series 2020D Senior Unsecured Notes	3.92%	02/25/50	15,000	15,000
OTP	Series 2021B Senior Unsecured Notes	3.69%	11/29/51	100,000	100,000
OTP	Series 2022A Senior Unsecured Notes	3.77%	05/20/52	90,000	90,000
Total				$827,000	$827,000
Less:	Unamortized Long-Term Debt Issuance Costs			3,002	3,179
Total Long-Term Debt, Net of Unamortized Debt Issuance Costs				$823,998	$823,821
Financial Covenants
Certain of OTC's and OTP's short- and long-term debt agreements require the borrower, whether OTC or OTP, to maintain certain financial covenants, including a maximum debt to total capitalization ratio of 0.60 to 1.00, a minimum interest and dividend coverage ratio of 1.50 to 1.00, and a maximum level of priority indebtedness. As of September 30, 2023, OTC and OTP were in compliance with these financial covenants.
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

The following table includes the components of net periodic benefit cost (income) related to our defined benefit pension plans and other postretirement benefits for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	Pension Benefits (Pension Plan)		Pension Benefits (ESSRP)		Postretirement Benefits
(in thousands)	2023	2022	2023	2022	2023	2022

Service Cost	$925	$1,644	$18	$48	$152	$335
Interest Cost	4,109	3,086	472	335	668	510
Expected Return on Assets	(6,479)	(5,921)	—	—	—	—
Amortization of Prior Service Cost	—	—	—	—	(1,433)	(1,433)
Amortization of Net Actuarial Loss	—	1,966	—	141	—	765
Net Periodic Benefit Cost (Income)	$(1,445)	$775	$490	$524	$(613)	$177

	Nine Months Ended September 30,
	Pension Benefits (Pension Plan)		Pension Benefits (ESSRP)		Postretirement Benefits
(in thousands)	2023	2022	2023	2022	2023	2022

Service Cost	$2,774	$4,932	$54	$146	$458	$1,004
Interest Cost	12,327	9,258	1,417	1,006	2,006	1,531
Expected Return on Assets	(19,436)	(17,763)	—	—	—	—
Amortization of Prior Service Cost	—	—	—	—	(4,300)	(4,300)
Amortization of Net Actuarial Loss	—	5,899	—	425	—	2,297
Net Periodic Benefit Cost (Income)	$(4,335)	$2,326	$1,471	$1,577	$(1,836)	$532
The following table includes the impact of regulation on the recognition of periodic benefit cost (income) arising from pension and other postretirement benefits for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022

Net Periodic Benefit Cost (Income)	$(1,568)	$1,476	$(4,700)	$4,435
Net Amount Amortized Due to the Effect of Regulation	374	499	864	823
Net Periodic Benefit Cost (Income) Recognized	$(1,194)	$1,975	$(3,836)	$5,258
We had no minimum funding requirements for our Pension Plan or any other postretirement benefit plans as of December 31, 2022. We did not make any contributions to our Pension Plan during the nine months ended September 30, 2023. We made a discretionary contribution to our Pension Plan of $20.0 million during the nine months ended September 30, 2022.
In the third quarter of 2023, the Company amended its postretirement healthcare plan to eliminate, for Medicare-eligible participants, the employer-sponsored group waiver medical plan and instead allow participants to select an individual medical plan through a private marketplace exchange. The Company will provide these plan participants with an annual reimbursement to subsidize their medical premiums. The effect of the plan amendment reduced the Company’s projected benefit obligation by $20.1 million as of September 30, 2023. The reduced benefit obligation included a $2.6 million reduction attributable to an increase in the discount rate used to measure the plan liability, which was 6.06%, compared to 5.52% at December 31, 2022. Beginning in October 2023, the $17.5 million of savings attributable to the plan change will be recognized as a reduction to expense over 4.8 years, the expected remaining service period to retirement-age eligibility for active participants.

8. Income Taxes
The reconciliation of the statutory federal income tax rate to our effective tax rate for each of the three and nine months ended September 30, 2023 and 2022 is as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022

Income Taxes at Federal Statutory Rate	$24,508	21.0%	$22,418	21.0%	$61,849	21.0%	$64,748	21.0%
Increases (Decreases) in Tax from:
State Taxes on Income, Net of Federal Tax	5,832	5.0	5,338	5.0	14,725	5.0	15,416	5.0
Production Tax Credits (PTCs)	(5,192)	(4.4)	(3,828)	(3.6)	(14,421)	(4.9)	(12,514)	(4.1)
Amortization of Excess Deferred Income Taxes	(741)	(0.6)	(955)	(0.9)	(2,161)	(0.7)	(2,033)	(0.7)
North Dakota Wind Tax Credit Amortization, Net of Federal Tax	(220)	(0.2)	(150)	(0.1)	(530)	(0.2)	(505)	(0.2)
Corporate-Owned Life Insurance	(120)	(0.1)	241	0.2	(998)	(0.3)	1,383	0.4
Other, Net	660	0.5	(551)	(0.5)	(371)	(0.2)	(352)	0.1
Income Tax Expense / Effective Tax Rate	$24,727	21.2%	$22,513	21.1%	$58,093	19.7%	$66,143	21.5%
9. Commitments and Contingencies
Commitments
Land Easements. Since 2013, OTP had purchased the wind-generated electricity from the Ashtabula III wind farm pursuant to a power purchase agreement. That agreement granted us the option to purchase the wind farm and on January 3, 2023, we completed the purchase for $50.6 million. In connection with the purchase, we assumed 51 land easements, not classified as leases, which require annual payments. As of September 30, 2023, the remaining payments to be made under the easements total $4.0 million and the commitment to make payments extends into 2034.
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
Significant uncertainty exists as to how FERC will proceed upon remand and there is no prescribed timeline under which FERC must act. We have deferred recognition and recorded a refund liability of $2.7 million as of September 30, 2023. This refund liability reflects our best estimate of amounts previously collected from customers under the MISO tariff rate that may be required to be refunded to customers once all regulatory and judicial proceedings are complete and a final ROE is established for the periods outlined above.
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

Self-Funding of Transmission Upgrades. The FERC has granted transmission owners within MISO the unilateral authority to determine the funding mechanism for interconnection transmission upgrades that are necessary to accommodate new generation facilities connecting to the electrical grid. Under existing FERC orders, transmission owners can unilaterally determine whether the generator pays the transmission owner in advance for the transmission upgrade or, alternatively, the transmission owner can elect to fund the upgrade and recover over time from the generator the cost of and a return on the upgrade investment (a self-funding). FERC’s orders granting transmission owners this unilateral funding authority have been judicially contested on the basis that transmission owners may be motivated to discriminate among generators in making funding determinations. In the most recent judicial proceedings, the petitioners argued to the U.S. Court of Appeals for the District of Columbia that FERC did not comply with a previous judicial order to fully develop a record regarding the risk of discrimination and the financial risk absorbed by transmission owners for generator-funded upgrades. On December 2, 2022, the Court of Appeals ruled in favor of the petitioners remanding the matter to FERC, instructing the agency to adequately explain the basis of its orders. The Court of Appeals decision did not vacate transmission owners’ unilateral funding authority.
OTP, as a transmission owner in MISO, has exercised its authority and elected to self-fund previous transmission upgrades necessary to accommodate new system generation. Under such an election, OTP is recovering the cost of the transmission upgrade and a return on that investment from the generator over a contractual period of time. Should FERC, on remand from the Court of Appeals, eliminate transmission owners’ unilateral funding authority on either a prospective or retrospective basis, our financial results would be impacted. We cannot at this time reasonably predict the outcome of this matter given the uncertainty as to how and when FERC may respond to the judicial remand.
Other Contingencies. We are party to litigation and regulatory matters arising in the normal course of business. We regularly analyze relevant information and, as necessary, estimate and record accrued liabilities for legal, regulatory enforcement and other matters in which a loss is probable of occurring and can be reasonably estimated. We believe the effect on our consolidated operating results, financial position and cash flows, if any, for the disposition of all matters pending as of September 30, 2023, other than those discussed above, will not be material.
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
On May 3, 2021, we filed a second registration statement with the SEC for the issuance of up to 1,500,000 common shares under an Automatic Dividend Reinvestment and Share Purchase Plan, which provides shareholders, retail customers of OTP and other interested investors methods of purchasing our common shares by reinvesting their dividends or making optional cash investments. Shares purchased under the plan may be newly issued common shares or common shares purchased on the open market. During the nine months ended September 30, 2023, we issued 81,374 shares under this plan. We repurchased a sufficient number of shares on the open market to satisfy issuance under the plan; accordingly, no proceeds from the issuance were received. As of September 30, 2023, there were 1,169,619 shares available for purchase or issuance under the plan. The registration statement expires in May 2024.
Dividend Restrictions
OTC is a holding company with no significant operations of its own. The primary source of funds for payments of dividends to OTC's shareholders is from dividends paid or distributions made by OTC's subsidiaries. As a result of certain statutory limitations or regulatory or financing agreements, the amount of distributions allowed to be made by OTC's subsidiaries or the amount of dividends paid by OTC could be restricted. Both the OTC Credit Agreement and the OTP Credit Agreement contain restrictions on the payment of cash dividends upon a default or event of default, including failure to maintain certain financial covenants. As of September 30, 2023, we were in compliance with these financial covenants.
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
The Minnesota Public Utilities Commission (MPUC) indirectly limits the amount of dividends OTP can pay to OTC by requiring an equity-to-total-capitalization ratio between 48.3% and 59.1% based on OTP’s capital structure petition effective by order of the MPUC on August 29, 2023. As of September 30, 2023, OTP’s equity-to-total-capitalization ratio, including short-term debt, was 55.0% and its net assets restricted from distribution totaled approximately $743.5 million. Under the MPUC order, total capitalization for OTP cannot exceed $2.0 billion.

11. Accumulated Other Comprehensive Income (Loss)
The following presents the changes in accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023					2022
(in thousands)	Pension and Other Postretirement Benefits		Net Unrealized Gains (Losses) on Available-for-Sale Securities		Total	Pension and Other Postretirement Benefits		Net Unrealized Gains (Losses) on Available-for-Sale Securities		Total
Balance, Beginning of Period	$1,281		$(400)		$881	$(6,621)		$(292)		$(6,913)
Other Comprehensive Loss Before Reclassifications, net of tax	(275)		(17)		(292)	—		(172)		(172)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	585	(1)	—	(2)	585	106	(1)	1	(2)	107
Total Other Comprehensive Income (Loss)	310		(17)		293	106		(171)		(65)
Balance, End of Period	$1,591		$(417)		$1,174	$(6,515)		$(463)		$(6,978)

	Nine Months Ended September 30,
	2023					2022
(in thousands)	Pension and Other Postretirement Benefits		Net Unrealized Gains (Losses) on Available-for-Sale Securities		Total	Pension and Other Postretirement Benefits		Net Unrealized Gains (Losses) on Available-for-Sale Securities		Total
Balance, Beginning of Period	$1,334		$(419)		$915	$(6,537)		$13		$(6,524)
Other Comprehensive Income (Loss) Before Reclassifications, net of tax	(275)		1		(274)	—		(477)		(477)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	532	(1)	1	(2)	533	22	(1)	1	(2)	23
Total Other Comprehensive Income (Loss)	257		2		259	22		(476)		(454)
Balance, End of Period	$1,591		$(417)		$1,174	$(6,515)		$(463)		$(6,978)
(1) Included in the computation of net periodic pension and other postretirement benefit costs. See Note 7.
(2) Included in other income (expense), net on the accompanying consolidated statements of income.
12. Share-Based Payments
Stock Compensation Expense
Stock-based compensation expense arising from our employee stock purchase plan and share-based compensation plans recognized within operating expenses in the consolidated statements of income amounted to $0.5 million and $0.6 million for the three months ended September 30, 2023 and 2022, and $7.0 million and $6.1 million for the nine months ended September 30, 2023 and 2022.
Restricted Stock Awards. We grant restricted stock awards to members of our Board of Directors and restricted stock units to executive officers and other certain key employees. The awards vest, depending on award type and recipient, either ratably over periods of three or four years or cliff vest after four years. Vesting is accelerated in certain circumstances, including on retirement.

The following is a summary of stock award activity for the nine months ended September 30, 2023:

	Shares	Weighted-Average Grant-Date Fair Value

Nonvested, January 1, 2023	141,551	$49.83
Granted	55,205	68.03
Vested	(45,493)	50.02
Forfeited	(2,350)	52.02
Nonvested, September 30, 2023	148,913	$56.48
The fair value of vested awards was $3.1 million and $3.0 million during the nine months ended September 30, 2023 and 2022.
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
The grant date fair value of stock performance awards granted during the nine months ended September 30, 2023 and 2022 was determined using a Monte Carlo fair value simulation model incorporating the following assumptions:

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
The following is a summary of stock performance award activity for the nine months ended September 30, 2023 (share amounts reflect awards at target):

	Shares	Weighted-Average Grant-Date Fair Value

Nonvested, January 1, 2023	189,800	$45.95
Granted	59,400	61.97
Vested	(55,000)	47.79
Forfeited	—	—
Nonvested, September 30, 2023	194,200	$50.33
The fair value of vested awards was $5.3 million and $5.1 million during the nine months ended September 30, 2023 and 2022, respectively.
13. Earnings Per Share
The numerator used in the calculation of both basic and diluted earnings per common share is net income. The denominator used in the calculation of basic earnings per common share is the weighted-average number of common shares outstanding during the period. The denominator used in the calculation of diluted earnings per common share is derived by adjusting basic shares outstanding for the dilutive effect of potential common shares outstanding, which consist of time- and performance-based stock awards and employee stock purchase plan shares.

The following includes the computation of the denominator for basic and diluted weighted-average shares outstanding for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022

Weighted-Average Common Shares Outstanding – Basic	41,680	41,600	41,663	41,582
Effect of Dilutive Securities:
Stock Performance Awards	277	276	266	251
Restricted Stock Awards	100	97	97	96
Employee Stock Purchase Plan Shares	1	1	2	1
Dilutive Effect of Potential Common Shares	378	374	365	348
Weighted-Average Common Shares Outstanding – Diluted	42,058	41,974	42,028	41,930
The number of shares excluded from diluted weighted-average common shares outstanding because such shares were anti-dilutive was not material for the three and nine months ended September 30, 2023 and 2022.
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
As of September 30, 2023, OTP had multiple outstanding pay-fixed, receive-variable swap agreements with an aggregate notional amount of 195,400 megawatt-hours of electricity, with various settlement dates extending to December 31, 2024. As of September 30, 2023, the fair value of these derivative instruments was $1.5 million, of which $1.2 million is included in other current liabilities and $0.3 million is included in other noncurrent liabilities on the consolidated balance sheets. As of December 31, 2022, the fair value of these types of derivative contracts was $7.1 million, which is included in other current liabilities. There were no contracts which matured during the three months ended September 30, 2023 or 2022. During the nine months ended September 30, 2023 and 2022, contracts matured and were settled in an aggregate amount of a $16.0 million loss and a $2.8 million gain, respectively. Gains and losses recognized on the settlement of derivative instruments are recorded in electric purchased power in the consolidated statements of income. Such settlement gains and losses are returned to or recovered from our electric customers through fuel recovery mechanisms in each state.

15. Fair Value Measurements
The following tables present our assets and liabilities measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 classified by the input method used to measure fair value:

(in thousands)	Level 1	Level 2	Level 3

September 30, 2023
Assets:
Investments:
Money Market Funds	$3,223	$—	$—
Mutual Funds	7,289	—	—
Corporate Debt Securities	—	1,498	—
Government-Backed and Government-Sponsored Enterprises’ Debt Securities	—	7,488	—
Total Assets	$10,512	$8,986	$—
Liabilities:
Derivative Instruments	$—	$1,452	$—
Total Liabilities	$—	$1,452	$—

December 31, 2022
Assets:
Investments:
Money Market Funds	$1,560	$—	$—
Mutual Funds	5,503	—	—
Corporate Debt Securities	—	1,434	—
Government-Backed and Government-Sponsored Enterprises’ Debt Securities	—	7,327	—
Total Assets	$7,063	$8,761	$—
Liabilities:
Derivative Instruments	—	7,130	—
Total Liabilities	$—	$7,130	$—
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
The following reflects the carrying value and estimated fair value of these assets and liabilities as of September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Assets:
Cash and Cash Equivalents	$189,214	$189,214	$118,996	$118,996
Total	189,214	189,214	118,996	118,996
Liabilities:
Short-Term Debt	51,495	51,495	8,204	8,204
Long-Term Debt	823,998	661,986	823,821	681,615
Total	$875,493	$713,481	$832,025	$689,819

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
PVC PIPE SUPPLY AND DEMAND CONDITIONS
Extraordinary supply and demand conditions in the PVC industry beginning in 2021 have led to a significant expansion in operating margins and elevated earnings in our Plastics segment. Periodic disruptions in the supply of resin, the primary material input used in the manufacturing of PVC pipe, coupled with robust demand for resin, led to a significant increase in the cost of resin during the 2021-2022 timeframe. Low industry volumes of PVC pipe and robust end market demand for the product led to a rapid and significant increase in sales prices for PVC pipe, significantly outpacing the increase in resin input costs, leading to increased operating margins within our Plastics segment.
Demand for PVC pipe began to soften in the second half of 2022, as distributors and contractors reduced purchase volumes in response to uncertain and competitive market conditions. Softening demand continued into 2023 but began to stabilize in the third quarter. Resin prices have declined from the previous year and although sales prices for PVC pipe have also declined, they have declined at a slower pace than resin prices, continuing to produce expanded operating margins from those experienced in years prior to 2021.
The unique market dynamics impacting our Plastics segment resulted in a significant increase in earnings in the last two years compared to historical levels. We currently expect earnings of our Plastics segment to remain elevated for the remainder of 2023 and into 2024 compared to pre-2021 levels. The marketplace dynamics impacting our Plastics segments are fluid and subject to change and may impact our operating results prospectively.

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
CONSOLIDATED RESULTS
The following table summarizes consolidated operating results for the three months ended September 30, 2023 and 2022:

(in thousands)	2023	2022	$ change	% change

Operating Revenues	$358,056	$383,856	$(25,800)	(6.7)%
Operating Expenses	236,940	267,723	(30,783)	(11.5)
Operating Income	121,116	116,133	4,983	4.3
Interest Expense	(9,175)	(9,259)	84	(0.9)
Nonservice Components of Postretirement Benefits	2,289	52	2,237	n/m
Other Income (Expense), net	2,471	(174)	2,645	n/m
Income Before Income Taxes	116,701	106,752	9,949	9.3
Income Tax Expense	24,727	22,513	2,214	9.8
Net Income	$91,974	$84,239	$7,735	9.2%
Operating Revenues decreased $25.8 million primarily due to decreased sales prices in our Plastics segment, decreased fuel recovery revenues in our Electric segment, and decreased steel prices in our Manufacturing segment. In our Plastics segment, sales prices declined as competitive pressures began to erode pricing from historic highs. In our Electric segment, decreased fuel recovery revenues were driven by lower purchased power and fuel costs arising from decreased market energy costs and natural gas prices. These decreases were partially offset by increased renewable rider revenue and higher commercial and industrial sales volumes in our Electric segment and increased sales volumes in our Manufacturing segment. See our segment disclosures below for additional discussion of items impacting operating revenues.
Operating Expenses decreased $30.8 million primarily due to lower PVC resin costs in our Plastics segment, lower purchased power and fuel costs in our Electric segment and lower material costs in our Manufacturing segment, as discussed above. See our segment disclosures below for additional discussion of items impacting operating expenses.

Nonservice Components of Postretirement Benefits improved by $2.2 million, having a positive impact on net income, primarily due to a change in actuarial assumptions used to measure our pension benefit and postretirement benefit obligations, including an increase in the discount rate applied and an increase in the expected return on assets assumption.
Other Income (Expense) increased $2.6 million, having a positive impact on net income, primarily due to additional investment income earned on our short-term cash equivalent investments.
Income Tax Expense increased $2.2 million primarily due to increased income before income taxes. Our effective tax rate was 21.2% in the third quarter of 2023 and 21.1% in the third quarter of 2022. See Note 8 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding factors impacting our effective tax rate in 2023 and 2022.
ELECTRIC SEGMENT RESULTS
The following table summarizes Electric segment operating results for the three months ended September 30, 2023 and 2022:

(in thousands)	2023	2022	$ change	% change

Retail Revenues	$110,499	$120,177	$(9,678)	(8.1)%
Transmission Services Revenues	13,670	13,156	514	3.9
Wholesale Revenues	4,752	7,196	(2,444)	(34.0)
Other Electric Revenues	1,405	2,218	(813)	(36.7)
Total Operating Revenues	130,326	142,747	(12,421)	(8.7)
Production Fuel	19,603	24,972	(5,369)	(21.5)
Purchased Power	10,895	19,913	(9,018)	(45.3)
Operating and Maintenance Expenses	43,534	39,799	3,735	9.4
Depreciation and Amortization	18,958	17,669	1,289	7.3
Property Taxes	4,194	4,438	(244)	(5.5)
Operating Income	$33,142	$35,956	$(2,814)	(7.8)%

	2023	2022	change	% change

Electric kilowatt-hour (kwh) Sales (in thousands)
Retail kwh Sales	1,300,324	1,275,051	25,273	2.0%
Wholesale kwh Sales – Company Generation	119,515	99,890	19,625	19.6
Heating Degree Days	3	22	(19)	(86.4)
Cooling Degree Days	317	376	(59)	(15.7)

The operating results of our Electric segment are impacted by fluctuations in weather conditions and the resulting demand for electricity for heating and cooling. The following table shows heating degree days and cooling degree days as a percent of normal for the three months ended September 30, 2023 and 2022.

	2023	2022

Heating Degree Days	6.3%	43.1%
Cooling Degree Days	92.2%	108.4%

The following table summarizes the estimated effect on diluted earnings per share of the difference in retail kwh sales under actual weather conditions and expected retail kwh sales under normal weather conditions in 2023 and 2022, and between years.

	2023 vs Normal	2023 vs 2022	2022 vs Normal

Effect on Diluted Earnings Per Share	$(0.01)	$(0.02)	$0.01

Retail Revenues decreased $9.7 million primarily due to the following:
•A $13.2 million decrease in fuel recovery revenues, primarily due to lower purchased power and fuel costs arising from decreased market energy costs and natural gas prices.
•A $1.1 million decrease in revenues from the unfavorable impact of weather compared to last year.
These decreases were partially offset by a $2.7 million increase in rider revenues, including recovery of costs related to our Hoot Lake Solar project and the Ashtabula III wind farm, and a $0.8 million increase in revenue due to increased sales volumes to commercial and industrial customers.
Wholesale Revenues decreased $2.4 million primarily due to a 45% decrease in wholesale electric prices driven by decreased fuel costs.
Production Fuel costs decreased $5.4 million primarily due to a 23% decrease in fuel cost per kwh resulting from decreases in natural gas prices.

Purchased Power costs to serve retail customers decreased $9.0 million due to a 46% decrease in the price of purchased power per kwh, primarily due to decreased market energy costs, as well as the acquisition of the Ashtabula III wind farm in the current year. Prior to the acquisition of Ashtabula III, OTP purchased the wind-generated electricity from the facility under the terms of a power purchase agreement.
Operating and Maintenance Expenses increased $3.7 million driven by strategic spending initiatives and higher labor costs, partially driven by additional employees and wage inflation, as well as an increase in insurance expenses.
MANUFACTURING SEGMENT RESULTS
The following table summarizes Manufacturing segment operating results for the three months ended September 30, 2023 and 2022:

(in thousands)	2023	2022	$ change	% change

Operating Revenues	$100,678	$98,767	$1,911	1.9%
Cost of Products Sold (excluding depreciation)	76,288	77,764	(1,476)	(1.9)
Other Operating Expenses	11,010	8,627	2,383	27.6
Depreciation and Amortization	4,551	3,996	555	13.9
Operating Income	$8,829	$8,380	$449	5.4%
Operating Revenues increased $1.9 million primarily due to an 8% increase in sales volumes at BTD Manufacturing driven by end market demand in the construction, recreational vehicle and power generation segments and incremental volumes from additional work with existing customers. Operating revenues also benefited from sales price increases implemented in response to labor and non-steel material cost inflation. Sales price increases and sales volume growth were partially offset by decreased steel prices, resulting in a 4% decrease in material costs, which are passed through to customers. Operating revenues at T.O. Plastics decreased primarily due to decreased sales volumes of horticulture products, as order and delivery lead times have normalized, and customers are working to reduce their inventory levels and return to more normal seasonal fluctuations.
Cost of Products Sold decreased $1.5 million primarily due to decreased steel prices and decreased sales volumes at T.O. Plastics, as described above. These decreases were partially offset by increased sales volumes at BTD.
Other Operating Expenses increased $2.4 million due to variable costs associated with increased business activity and financial performance during the period.
PLASTICS SEGMENT RESULTS
The following table summarizes Plastics segment operating results for the three months ended September 30, 2023 and 2022:

(in thousands)	2023	2022	$ change	% change

Operating Revenues	$127,052	$142,342	$(15,290)	(10.7)%
Cost of Products Sold (excluding depreciation)	42,015	61,597	(19,582)	(31.8)
Other Operating Expenses	3,906	3,921	(15)	(0.4)
Depreciation and Amortization	1,012	1,023	(11)	(1.1)
Operating Income	$80,119	$75,801	$4,318	5.7%
Operating Revenues decreased $15.3 million primarily due to an 11% decrease in sales prices compared to the same period last year. Sales prices have continued to decrease in the current year; however, they continue to remain elevated compared to pre-2021 levels. Sales volumes in the third quarter of 2023 were consistent with sales volumes during the same period last year.
Cost of Products Sold decreased $19.6 million primarily due to decreased PVC resin costs. PVC resin and other input material costs decreased 39% compared to the same period in the previous year as the unique supply and demand conditions, which caused significant increases in resin costs, have subsided and resin costs have stabilized.
CORPORATE COSTS
The following table summarizes Corporate operating results for the three months ended September 30, 2023 and 2022:

(in thousands)	2023	2022	$ change	% change

Other Operating Expenses	$947	$3,976	$(3,029)	(76.2)%
Depreciation and Amortization	27	28	(1)	(3.6)
Operating Loss	$974	$4,004	$(3,030)	(75.7)%
Other Operating Expenses decreased $3.0 million primarily due to decreased employee benefit expenses, including decreases in our employee health insurance claims costs.

RESULTS OF OPERATIONS – YEAR TO DATE
CONSOLIDATED RESULTS
The following table summarizes consolidated operating results for the nine months ended September 30, 2023 and 2022:

(in thousands)	2023	2022	$ change	% change

Operating Revenues	$1,034,853	$1,158,800	$(123,947)	(10.7)%
Operating Expenses	727,014	823,302	(96,288)	(11.7)
Operating Income	307,839	335,498	(27,659)	(8.2)
Interest Expense	(28,285)	(27,198)	(1,087)	4.0
Nonservice Components of Postretirement Benefits	7,122	824	6,298	n/m
Other Income (Expense), net	7,841	(802)	8,643	n/m
Income Before Income Taxes	294,517	308,322	(13,805)	(4.5)
Income Tax Expense	58,093	66,143	(8,050)	(12.2)
Net Income	$236,424	$242,179	$(5,755)	(2.4)%
Operating Revenues decreased $123.9 million primarily due to lower sales volumes within our Plastics segment, decreased steel prices in our Manufacturing segment, and decreased fuel recovery revenues in our Electric segment. In our Plastics segment, the decline in sales volumes is attributable to distributor customer inventory management as distributors have closely managed their inventory levels during the year and made strategic purchasing decisions amid uncertain and competitive market conditions. In our Electric segment, decreased fuel recovery revenues were driven by lower purchased power and fuel costs arising from decreased market energy costs and natural gas prices. These decreases were partially offset by increased sales volumes in our Manufacturing segment and increased renewable rider revenue and higher commercial and industrial sales volumes in our Electric segment. See our segment disclosures below for additional discussion of items impacting operating revenues.
Operating Expenses decreased $96.3 million primarily due to lower sales volumes within our Plastics segment, as discussed above. In addition to lower sales volumes, operating expenses in our Plastics segment also decreased due to decreased PVC resin and other input costs. Decreased operating expenses in our Manufacturing segment primarily due to lower material costs at BTD, driven by lower steel prices, were largely offset by higher sales volumes and increases in other operating expenses. Operating expenses in our Electric segment increased primarily due to higher labor costs, maintenance expenses related to an outage at Big Stone Plant, increased maintenance expenses associated with our wind generation assets, increased vegetative management expenses, and increased insurance expenses. See our segment disclosures below for additional discussion of items impacting operating expenses.
Interest Expense increased $1.1 million primarily due to increased interest rates on our short-term variable rate debt outstanding at OTP.
Nonservice Components of Postretirement Benefits improved by $6.3 million, having a positive impact on net income, primarily due to a change in actuarial assumptions used to measure our pension benefit and postretirement benefit obligations, including an increase in the discount rate applied and an increase in the expected return on assets assumption.
Other Income (Expense) increased $8.6 million, having a positive impact on net income, primarily due to gains on our corporate-owned life insurance policies during 2023 compared to investment losses in the previous year, and an increase in investment income earned on our short-term cash equivalent investments.
Income Tax Expense decreased $8.1 million primarily due to decreased income before income taxes. Our effective tax rate was 19.7% for the nine months ended September 30, 2023 and 21.5% for the same period in the previous year. The decrease in our effective tax rate was driven by non-taxable gains on our corporate-owned life insurance policy investments and an increase in production tax credits from our wind generation assets in the current period. See Note 8 to our consolidated financial statements included in the report on Form 10-Q for additional information regarding factors impacting our effective tax rate.

ELECTRIC SEGMENT RESULTS
The following table summarizes Electric segment operating results for the nine months ended September 30, 2023 and 2022:

(in thousands)	2023	2022	$ change	% change

Retail Revenues	$340,667	$347,419	$(6,752)	(1.9)%
Transmission Services Revenues	40,606	37,409	3,197	8.5
Wholesale Revenues	9,260	13,196	(3,936)	(29.8)
Other Electric Revenues	5,464	6,088	(624)	(10.2)
Total Operating Revenues	395,997	404,112	(8,115)	(2.0)
Production Fuel	45,928	54,538	(8,610)	(15.8)
Purchased Power	57,932	64,604	(6,672)	(10.3)
Operating and Maintenance Expenses	134,604	126,460	8,144	6.4
Depreciation and Amortization	55,955	54,441	1,514	2.8
Property Taxes	13,151	13,304	(153)	(1.2)
Operating Income	$88,427	$90,765	$(2,338)	(2.6)%

	2023	2022	change	% change

Electric kilowatt-hour (kwh) Sales (in thousands)
Retail kwh Sales	4,281,400	4,076,769	204,631	5.0%
Wholesale kwh Sales – Company Generation	268,401	222,591	45,810	20.6
Heating Degree Days	4,374	4,559	(185)	(4.1)
Cooling Degree Days	571	530	41	7.7

The operating results of our Electric segment are impacted by fluctuations in weather conditions and the resulting demand for electricity for heating and cooling. The following table shows heating and cooling degree days as a percent of normal for the nine months ended September 30, 2023 and 2022.

	2023	2022

Heating Degree Days	108.6%	114.0%
Cooling Degree Days	123.6%	113.7%

The following table summarizes the estimated effect on diluted earnings per share of the difference in retail kwh sales under actual weather conditions and expected retail kwh sales under normal weather conditions in 2023 and 2022, and between years.

	2023 vs Normal	2023 vs 2022	2022 vs Normal

Effect on Diluted Earnings Per Share	$0.06	$(0.02)	$0.08

Retail Revenues decreased $6.8 million primarily due to the following:
•A $15.9 million decrease in fuel recovery revenues, primarily due to lower purchased power and fuel costs arising from decreased market energy costs and natural gas prices.
•A $4.1 million decrease in revenues related to the impact of final interim rate refunds in the prior year. Our Minnesota rate case was finalized in May 2022, which included a determination of the final interim rate refund and resulted in additional retail revenue in 2022.
•A $0.8 million decrease in revenues from the unfavorable impact of weather compared to last year.
These decreases were partially offset by a $6.6 million increase in rider revenues, including recovery of costs related to our Hoot Lake Solar project and the Ashtabula III wind farm, a $5.2 million increase in revenue due to increased sales volumes to commercial and industrial customers, and the impact of decoupling and other factors.
Transmission Services Revenues increased $3.2 million primarily due to increased recovery of higher transmission costs and increased transmission investments.
Wholesale Revenues decreased $3.9 million primarily due to a 42% decrease in wholesale electric prices driven by decreased fuel costs.
Production Fuel costs decreased $8.6 million primarily due to a 16% decrease in fuel cost per kwh resulting from decreases in natural gas prices.
Purchased Power costs to serve retail customers decreased $6.7 million due to a 19% decrease in the price of purchased power per kwh, primarily due to decreased market energy costs, as well as the acquisition of the Ashtabula III wind farm in the current year. Prior to the acquisition of

Ashtabula III, OTP purchased the wind generated electricity from the facility under the terms of a power purchase agreement. These decreases were partially offset by an 11% increase in the volume of purchased power due to increased customer demand and favorable market energy prices.
Operating and Maintenance Expense increased $8.1 million, primarily due to increased labor costs, maintenance expenses related to an outage at Big Stone Plant, increased maintenance and transmission service expenses, including the incremental costs associated with the Ashtabula III facility that was purchased during the year, increased vegetative management expenses, higher insurance expenses, and increased MISO tariff expenses. These increases were partially offset by decreased maintenance and other expenses related to Coyote Station, as the comparable period in the prior year included costs associated with a planned outage at the facility.
MANUFACTURING SEGMENT RESULTS
The following table summarizes Manufacturing segment operating results for the nine months ended September 30, 2023 and 2022:

(in thousands)	2023	2022	$ change	% change

Operating Revenues	$309,936	$306,921	$3,015	1.0%
Cost of Products Sold (excluding depreciation)	237,670	242,440	(4,770)	(2.0)
Other Operating Expenses	32,058	27,363	4,695	17.2
Depreciation and Amortization	13,551	12,101	1,450	12.0
Operating Income	$26,657	$25,017	$1,640	6.6%
Operating Revenues increased $3.0 million primarily due to a 14% increase in sales volumes at BTD Manufacturing driven by end market demand in the construction, agriculture, recreational vehicle, and power generation segments and incremental volumes from additional work with existing customers. Operating revenues also benefited from sales price increases implemented in response to labor and non-steel material cost inflation. Sales price increases and sales volume growth were partially offset by decreased steel prices, resulting in a 13% decrease in material costs, which are passed through to customers. Operating revenues at T.O. Plastics decreased primarily due to decreased sales volumes of horticulture products, as order and delivery lead times have normalized and customers are working to reduce their inventory levels.
Cost of Products Sold decreased $4.8 million primarily due to decreased steel prices and decreased sales volumes at T.O. Plastics, as described above. These decreases were partially offset by increased sales volumes at BTD.
Other Operating Expenses increased $4.7 million due to variable costs associated with increased business activity and financial performance during the period.
PLASTICS SEGMENT RESULTS
The following table summarizes Plastics segment operating results for the nine months ended September 30, 2023 and 2022:

(in thousands)	2023	2022	$ change	% change

Operating Revenues	$328,920	$447,767	$(118,847)	(26.5)%
Cost of Products Sold (excluding depreciation)	113,660	201,146	(87,486)	(43.5)
Other Operating Expenses	11,372	12,225	(853)	(7.0)
Depreciation and Amortization	3,052	3,173	(121)	(3.8)
Operating Income	$200,836	$231,223	$(30,387)	(13.1)%
Operating Revenues decreased $118.8 million, primarily due to a 24% decrease in sales volumes compared to the same period last year, and a 3% decrease in sales price per pound of PVC pipe sold. The decrease in sales volumes in the first nine months of the year was the result of customer inventory management as these distributors closely managed their inventory levels and made strategic purchasing decisions amid uncertain and competitive market conditions. However, previous extraordinary market conditions continue to normalize, and the demand volatility experienced early in the year began to stabilize in the third quarter.
Cost of Products Sold decreased $87.5 million due to decreased sales volumes, as discussed above, as well as a 32% decrease in PVC resin and other input costs as the unique supply and demand conditions, which caused significant increases in resin costs, have subsided and resin costs have stabilized.
CORPORATE COSTS
The following table summarizes Corporate operating results for the nine months ended September 30, 2023 and 2022:

(in thousands)	2023	2022	$ change	% change

Other Operating Expenses	$8,003	$11,393	$(3,390)	(29.8)%
Depreciation and Amortization	78	114	(36)	(31.6)
Operating Loss	$8,081	$11,507	$(3,426)	(29.8)%
Other Operating Expenses decreased $3.4 million primarily due to decreased employee benefit expenses, including decreases in our employee health insurance claim costs.

REGULATORY MATTERS
The following provides a summary of rate rider filings and other regulatory filings that have or are expected to have a material impact on our operating results, financial position or cash flows.
GENERAL RATES
North Dakota Rate Case: On November 2, 2023, OTP filed a request with the North Dakota Public Service Commission (NDPSC) for an increase in revenue recoverable under general rates in North Dakota. In its filing, OTP requested a net increase in annual revenue of $17.4 million, or 8.4%, based on an allowed rate of return on rate base of 7.85% and an allowed rate of return on equity of 10.6% on an equity ratio of 53.5% of total capital. Through this proceeding, OTP has proposed changes to the mechanism of cost and investment recovery, with recovery moving from riders into base rates. The filing also includes a proposal to implement a sales adjustment mechanism to address potential significant load additions or losses. The filing included an interim rate request of a net increase in annual revenue of $12.4 million, or 6.0%. We anticipate interim rates will commence and rider rates will be adjusted to reflect the movement to interim rates on January 1, 2024.
RATE RIDERS
The following table includes a summary of pending and recently concluded rate rider proceedings:

Recovery			Filing	Amount	Effective
Mechanism	Jurisdiction	Status	Date	(in millions)	Date	Description

RRR - 2022	MN	Approved	11/01/22	$17.5	07/01/23	Recovery of Hoot Lake Solar costs, Ashtabula III costs, and true up for PTCs from Merricourt.
CIP - 2022	MN	Approved	04/01/22	10.8	10/01/22	Recovery of energy conservation improvement costs as well as a demand side management financial incentive.
CIP - 2023	MN	Approved	04/03/23	9.7	10/01/23	Recovery of energy conservation improvement costs as well as a demand side management financial incentive.
TCR - 2021	MN	Approved	11/23/21	7.2	08/01/22	Recovery of transmission project costs.
RRR - 2021	MN	Approved	12/06/21	7.0	08/01/22	Recovery of Hoot Lake Solar and Ashtabula III costs.
EITE - 2023	MN	Approved	04/14/23	2.2	01/01/24	Biennial update to Energy-Intensive, Trade-Exposed rider.
EUIC - 2023	MN	Requested	03/20/23	2.7	01/01/24	Recovery of advanced metering infrastructure, outage management and demand response system projects.
RRR - 2023	ND	Approved	12/30/22	12.2	05/01/23	Recovery of Merricourt, Ashtabula III and other costs.
RRR - 2022	ND	Approved	01/05/22	7.8	04/01/22	Recovery of Merricourt costs, Ashtabula III costs, and deferred taxes and production tax credits.
TCR - 2022	ND	Approved	09/15/22	7.5	01/01/23	Recovery of transmission project costs.
TCR - 2021	ND	Approved	09/15/21	6.1	01/01/22	Recovery of transmission project costs.
TCR - 2024	ND	Requested	11/02/23	4.5	01/01/24	Recovery of transmission project costs.
GCR - 2022	ND	Approved	03/01/22	3.3	07/01/22	Annual update to generation cost recovery rider.
MDT - 2022	ND	Approved	07/08/22	3.1	01/01/23	Recovery of advanced metering infrastructure, outage management system and demand response projects.
GCR - 2023	ND	Approved	03/03/23	2.2	07/01/23	Recovery of Astoria Station, net of anticipated savings associated with the retirement of Hoot Lake Plant.
RRR - 2024	ND	Requested	11/02/23	1.9	04/01/24	Recovery of wind repowering projects and production tax credits.
MDT - 2024	ND	Requested	11/02/23	1.3	01/01/24	Recovery of advanced metering infrastructure and demand response projects.
PIR - 2022	SD	Approved	06/01/22	3.0	09/01/22	Recovery of Ashtabula III, Merricourt, Astoria Station, Advanced Grid Infrastructure project costs, and impact of load growth credits.
TCR - 2022	SD	Approved	11/01/22	3.0	03/01/23	Recovery of transmission project costs.
TCR - 2023	SD	Requested	11/01/23	2.5	03/01/24	Recovery of transmission projects.
TCR - 2021	SD	Approved	10/29/21	2.2	03/01/22	Recovery of transmission project costs.
PIR - 2023	SD	Approved	06/01/23	1.8	09/01/23	Recovery of Ashtabula III, Merricourt, Astoria Station, Advanced Grid Infrastructure project costs, and impact of load growth credits.

INTEGRATED RESOURCE PLAN
On March 31, 2023, OTP submitted a supplemental resource plan filing to the MPUC, the NDPSC, and the South Dakota Public Utilities Commission. The supplemental filing updated OTP’s original 2022 Integrated Resource Plan (2022 IRP), which was filed on September 1, 2021. In the supplemental filing, OTP outlined its updated plan for meeting customers’ anticipated capacity and energy needs while maintaining system reliability and low electric service rates, in light of several changes that have occurred since the original filing, including significant winter and spring reserve planning margins adopted by MISO, tax credits made available for renewable energy projects under the Inflation Reduction Act, the enactment of the Clean Energy Bill in Minnesota, and recent volatility in energy and capacity markets.
The major requests in OTP's supplemental filing include:
•the addition of on-site liquefied natural gas fuel storage at our Astoria Station natural gas plant in 2026;
•the addition of approximately 200 megawatts of solar generation in 2027-2028;
•undertaking the initial steps necessary to add approximately 200 megawatts of wind generation in 2029; and
•a withdrawal from our 35 percent ownership interest in Coyote Station, a jointly owned coal-fired generation plant, in the event we are required to make a major, non-routine capital investment in the plant.
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
An informal hearing on the IRP before the NDPSC is scheduled to occur in November 2023, and a formal hearing on the IRP before the MPUC is expected to occur in early 2024.
ENVIRONMENTAL REGULATION
Climate Change and Greenhouse Gas Regulation: In May 2023, the EPA proposed new regulations under Section 111 of the Clean Air Act to regulate greenhouse gas (GHG) emissions from existing and new fossil fuel-based electric generating units (EGU). The proposal provides requirements for different types of fossil fuel-based EGUs with various compliance dates.
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
The proposal also includes emission standards for existing large (greater than 300 mega-watt), frequently used (those that operate at a capacity factor over 50%) natural gas combustion turbines, including the use of CCS or co-firing with low-GHG hydrogen. Under the proposed rule, each state must submit a plan to the EPA to implement standards that are at least as stringent as the EPA’s emission guidelines. The EPA is proposing to require states to submit their plans within 24 months of the effective date of the regulation.
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

LIQUIDITY
LIQUIDITY OVERVIEW
We believe our financial condition is strong and our cash and cash equivalents, other liquid assets, operating cash flows, existing lines of credit, access to capital markets and borrowing ability, because of investment-grade credit ratings, when taken together, provide us ample liquidity to conduct our business operations, fund our short-term and long-term capital expenditure plans and satisfy our obligations as they become due. Our liquidity, including our operating cash flows and access to capital markets, could be impacted by macroeconomic factors outside of our control, including higher interest rates and debt capital costs and diminished credit availability. In addition, our liquidity could be impacted by non-

compliance with certain financial covenants under our various debt instruments. As of September 30, 2023, we were in compliance with all financial covenants (see the Financial Covenants section under Capital Resources below).
The following table presents the status of our lines of credit as of September 30, 2023 and December 31, 2022:

		2023			2022
(in thousands)	Borrowing Limit	Amount Outstanding	Letters of Credit	Amount Available	Amount Available

OTC Credit Agreement	$170,000	$—	$—	$170,000	$170,000
OTP Credit Agreement	170,000	51,495	9,573	108,932	152,223
Total	$340,000	$51,495	$9,573	$278,932	$322,223
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
CASH FLOWS
The following is a discussion of our cash flows for the nine months ended September 30, 2023 and 2022:

(in thousands)	2023	2022

Net Cash Provided by Operating Activities	$318,495	$287,973

Net Cash Provided by Operating Activities increased $30.5 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily due to the absence of a pension plan contribution in 2023 due to the plan's funded status, whereas a $20.0 million discretionary contribution was made in February 2022, and the timing of customer collections of forecasted fuel costs that will be adjusted in future periods. These increases to operating cash flows were partially offset by lower earnings and higher working capital.

(in thousands)	2023	2022

Net Cash Used in Investing Activities	$232,018	$127,556

Net Cash Used in Investing Activities increased $104.5 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase in cash used in investing activities was primarily due to a higher amount of Electric segment capital investment compared to last year, including the purchase of the Ashtabula III wind farm for $50.6 million in January 2023, and investments in our Hoot Lake Solar facility and several wind repowering projects. Capital expenditures in our Manufacturing and Plastics segments increased $20.0 million as a result of investments in additional equipment and a facility expansion project at our Plastics segment facility in Phoenix, Arizona.

(in thousands)	2023	2022

Net Cash Used in Financing Activities	$16,259	$88,967

Net Cash Used in Financing Activities decreased $72.7 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. Financing activities for the nine months ended September 30, 2023 included net proceeds from short-term borrowings of $43.3 million under the OTP credit agreement, which were primarily used to fund Electric segment capital investments. Financing activities for the nine months ended September 30, 2023 also included dividend payments of $54.8 million. Financing activities for the nine months ended September 30, 2022 included net repayments of short-term borrowings of $91.2 million, the repayment of $30.0 million of long-term debt, the issuance of $90.0 million of long-term debt, and dividend payments of $51.6 million.

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

The following provides a summary of actual capital expenditures for the year ended December 31, 2022, anticipated annual capital expenditures for the current year ending December 31, 2023, and the subsequent four years, along with electric utility average rate base and annual rate base growth:

(in millions)	2022	2023(1)	2024	2025	2026	2027	Total 2023 - 2027

Electric Segment
Renewables and Natural Gas Generation		$106	$119	$88	$85	$49	$447
Technology and Infrastructure		21	30	6	5	1	63
Distribution Plant Replacements		42	37	38	38	43	198
Transmission (includes replacements)		52	36	46	87	78	299
Other		29	25	30	24	23	131
Total Electric Segment	$148	$250	$247	$208	$239	$194	$1,138
Manufacturing and Plastics Segments	23	50	53	29	25	24	181
Total Capital Expenditures	$171	$300	$300	$237	$264	$218	$1,319

Total Electric Utility Average Rate Base	$1,624	$1,746	$1,851	$1,990	$2,111	$2,230
Annual Rate Base Growth	3.1%	7.5%	6.0%	7.5%	6.1%	5.6%

(1) Includes actual results for the nine months ended September 30, 2023, and anticipated capital expenditures for the remaining three months of 2023.
CONTRACTUAL OBLIGATIONS
Our contractual obligations primarily include principal and interest payments due under our outstanding debt obligations, commitments to acquire coal, energy and capacity commitments, payments to meet our postretirement benefit obligations, and payment obligations under land easements and leasing arrangements.
Our contractual obligations as of December 31, 2022 are included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2022. Except for the obligations arising from new land easements assumed in connection with the purchase of Ashtabula III, there were no material changes in our contractual obligations outside of the ordinary course of business during the nine months ended September 30, 2023.
In connection with the purchase of the Ashtabula III wind farm in January 2023, we assumed 51 land easements not classified as leases, which require annual payments. As of September 30, 2023, the remaining payments to be made under the easements were $4.0 million and the remaining terms of the agreements extend into 2034.
COMMON STOCK DIVIDENDS
We paid dividends to our common stockholders totaling $54.8 million, or $1.313 per share, in the first nine months of 2023. The determination of the amount of future cash dividends to be paid will depend on, among other things, our financial condition, our actual or expected level of earnings and cash flows from operations, the level of our capital expenditures and our future business prospects. As a result of certain statutory limitations or regulatory or financing agreements, the amount of dividends we are allowed to pay could be restricted. See Note 10 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information. The decision to declare dividends is reviewed quarterly by our Board of Directors.

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
On May 3, 2021, we filed a second registration statement with the SEC for the issuance of up to 1,500,000 common shares under an Automatic Dividend Reinvestment and Share Purchase Plan, which provides shareholders, retail customers of OTP and other interested investors methods of purchasing our common shares by reinvesting their dividends or making optional cash investments. Shares purchased under the plan may be newly issued common shares or common shares purchased on the open market. As of September 30, 2023, there were 1,169,619 shares available for purchase or issuance under the plan. The registration statement expires in May 2024.

SHORT-TERM DEBT
OTC and OTP are each party to a credit agreement (the OTC Credit Agreement and the OTP Credit Agreement, respectively) which each provides for unsecured revolving lines of credit. The following is a summary of key provisions and borrowing information as of, and for the nine months ended, September 30, 2023:

(in thousands, except interest rates)	OTC Credit Agreement	OTP Credit Agreement

Borrowing Limit	$170,000	$170,000
Borrowing Limit if Accordion Exercised[1]	290,000	250,000
Amount Restricted Due to Outstanding Letters of Credit as of September 30, 2023	—	9,573
Amount Outstanding as of September 30, 2023	—	51,495
Average Amount Outstanding During the Nine Months Ended September 30, 2023	—	47,704
Maximum Amount Outstanding During the Nine Months Ended September 30, 2023	—	61,006
Interest Rate as of September 30, 2023	6.82%	6.53%
Maturity Date	October 29, 2027	October 29, 2027

[1]Each facility includes an accordion featuring allowing the borrower to increase the borrowing limit if certain terms and conditions are met.
LONG-TERM DEBT
As of September 30, 2023, we had $827.0 million of principal outstanding under long-term debt arrangements. These instruments generally provide for unsecured borrowings at fixed rates of interest with maturities ranging from 2026 to 2052. Note 6 to our consolidated financial statements included in this Quarterly Report on Form 10-Q includes additional information regarding these short-term and long-term debt instruments.
Financial Covenants
Certain of our short- and long-term debt agreements require OTC and OTP to maintain certain financial covenants. As of September 30, 2023, we were in compliance with these financial covenants as further described below:
OTC, under its financial covenants, may not permit its ratio of interest-bearing debt to total capitalization to exceed 0.60 to 1.00, may not permit its interest and dividend coverage ratio to be less than 1.50 to 1.00, and may not permit its priority indebtedness to exceed 10 percent of its total capitalization. As of September 30, 2023, OTC's interest-bearing debt to total capitalization was 0.38 to 1.00, OTC's interest and dividend coverage ratio was 10.47 to 1.00, and OTC had no priority indebtedness outstanding.
OTP, under its financial covenants, may not permit its ratio of interest-bearing debt to total capitalization to exceed 0.60 to 1.00, may not permit its interest and dividend coverage ratio to be less than 1.50 to 1.00, and may not permit its priority indebtedness to exceed 20 percent of its total capitalization. As of September 30, 2023, OTP's interest-bearing debt to total capitalization was 0.45 to 1.00, OTP's interest and dividend coverage ratio was 3.65 to 1.00, and OTP had no priority indebtedness outstanding.
Credit Ratings
The credit ratings of OTC and OTP as of September 30, 2023 are summarized below:

	Otter Tail Corporation			Otter Tail Power Company
	Moody's	Fitch	S&P	Moody's	Fitch	S&P

Corporate Credit/Long-Term Issuer Default Rating	Baa2	BBB	BBB	A3	BBB+	BBB+
Senior Unsecured Debt	n/a	BBB	n/a	n/a	A-	n/a
Outlook	Stable	Stable	Stable	Stable	Stable	Stable

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
Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) as of September 30, 2023, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2023.
Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Otter Tail Corporation common shares were made on the open market during the three months ended September 30, 2023, as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)

July 2023(1)	13,215	$79.34	$—	$—
August 2023	—	—	—	—
September 2023	—	—	—	—
Total	13,215	$79.34	$—	$—

(1) These purchases were made to satisfy obligations under our Employee Stock Purchase Plan as we elected to acquire shares in the open market to fulfill share issuances to plan participants.
(2) We do not have any publicly announced share repurchase plans or programs.

ITEM 5.	OTHER INFORMATION
Disclosure in Lieu of Current Reporting Furnished under Item 8.01 of Form 8-K. See “North Dakota Rate Case” under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report on Form 10-Q.
Securities Trading Plans of Directors and Executive Officers. During the three months ended September 30, 2023, none of our directors or executive officers adopted, amended, or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). Further, none of them adopted, amended or terminated any non-Rule 10b5-1 trading arrangement.

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

Dated: November 3, 2023