Form 10-K
period 2023-12-31
Otter Tail Corp
filed 2024-02-14
CIK 1466593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒    Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2023 or
☐    Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.   ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
As of June 30, 2023, the aggregate market value of common stock held by non-affiliates was $3,646,181,401.
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 41,710,521 Common Shares ($5 par value) as of January 31, 2024.
DOCUMENTS INCORPORATED BY REFERENCE
The Registrant's definitive Proxy Statement for its 2024 Annual Meeting of Shareholders is incorporated by reference into Part III of this Form 10-K.

DEFINITIONS
The following abbreviations or acronyms are used in the text.

AFUDC	Allowance for Funds Used During Construction	kwh	kilowatt-hour
AME	Available Maximum Energy	LSA	Lignite Sales Agreement
ARO	Asset Retirement Obligation	MDT	Metering and Distribution Technology
ARP	Alternative Revenue Program	MISO	Midcontinent Independent System Operator
ASC	Accounting Standards Codification	MW	Megawatt
BTD	BTD Manufacturing, Inc.	MPUC	Minnesota Public Utilities Commission
CCMC	Coyote Creek Mining Company, L.L.C.	NAV	Net Asset Value
CCS	Carbon Capture and Sequestration	NDDEQ	North Dakota Department of Environmental Quality
CDD	Cooling Degree Day	NDPSC	North Dakota Public Service Commission
CIS	Critical Security Controls	NERC	North American Electric Reliability Corporation
CO2	Carbon dioxide	Northern Pipe	Northern Pipe Products, Inc.
COSO	Committee of Sponsoring Organizations of the Treadway Commission	OTC	Otter Tail Corporation
ECO	Energy Conservation and Optimization Rider	OTP	Otter Tail Power Company
EEI	Edison Electric Institute	Paris Agreement	United Nations Framework Convention on Climate Change
EEP	Energy Efficiency Plan	PFAS	Polyfluoroalkyl substances
EGU	Electric Generating Unit	PIR	Phase-in Rider
EPA	Environmental Protection Agency	PSLRA	Private Securities Litigation Reform Act of 1995
ERISA	Employee Retirement Income Security Act of 1974	PTCs	Production tax credits
ESSRP	Executive Survivor and Supplemental Retirement Plan	PVC	Polyvinyl chloride
EUIC	Electric Utility Infrastructure Costs Rider	RHR	Regional Haze Rule
FASB	Financial Accounting Standards Board	ROE	Return on equity
FCA	Fuel Clause Adjustment	REC	Renewable Energy Certificate
FERC	Federal Energy Regulatory Commission	RRR	Renewable Resource Rider
FOB	Free on Board	SDPUC	South Dakota Public Utilities Commission
GCR	Generation Cost Recovery Rider	SEC	Securities and Exchange Commission
GHG	Greenhouse Gas	SIP	State implementation plan
HDD	Heating Degree Day	SOFR	Secured Overnight Financing Rate
ICSP	Information and Cybersecurity Program	T.O. Plastics	T.O. Plastics, Inc.
IRP	Integrated Resource Plan	TCR	Transmission Cost Recovery Rider
ITCs	Investment Tax Credits	TSR	Total Shareholder Return
kV	kiloVolt	VIE	Variable Interest Entity
kW	kiloWatt	Vinyltech	Vinyltech Corporation

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

FORWARD-LOOKING INFORMATION
This report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the PSLRA). When used in this Form 10-K and in future filings by the Company with the SEC, in the Company’s press releases and in oral statements, words such as “anticipate,” “believe,” "can,"“could,” “estimate,” “expect,” "future," "goal," “intend,” "likely," “may,” “outlook,” “plan,” “possible,” “potential,” "predict," "probable," "projected ," “should,” "target," “will,” “would” or similar expressions are intended to identify forward-looking statements within the meaning of the PSLRA. Such statements are based on current expectations and assumptions and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Such risks and uncertainties include the various factors set forth in Item 1A. Risk Factors of this report on Form 10-K and in our other SEC filings.

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
Electric includes the generation, purchase, transmission, distribution and sale of electric energy in western Minnesota, eastern North Dakota and northeastern South Dakota. Otter Tail Power (OTP), our largest operating subsidiary and primary business since 1907, serves more than 133,000 customers in more than 400 communities across a predominantly rural and agricultural service territory.
Manufacturing consists of businesses engaged in the following manufacturing activities: contract machining; metal parts stamping; fabrication and painting; and production of plastic thermoformed horticultural containers, life science and industrial packaging, material handling components and extruded raw material stock. These businesses have manufacturing facilities in Georgia, Illinois and Minnesota and sell products primarily in the United States.
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
INVESTMENT AND GROWTH STRATEGY
We maintain a moderate risk profile by investing in rate base growth opportunities in our Electric segment and organic growth opportunities in our Manufacturing and Plastics segments (collectively, our manufacturing platform). This strategy and risk profile are designed to provide a more predictable and growing earnings stream, support quality credit ratings, and provide for dividend payments.
Our long-term focus remains on executing our strategy to grow our business and achieving operational, commercial and talent excellence to strengthen our position in the markets we serve. Our long-term financial objectives include achieving a compounded annual growth rate in earnings per share in the range of 5 - 7%, with a long-term earnings mix of approximately 65% from our Electric segment and 35% from our manufacturing platform. We also are targeting an annual increase in our dividend to be in the range of 5 - 7%. We expect our earnings growth and cash flow generation to be driven by rate base investments in our Electric segment and from existing capacities and planned investments within our Manufacturing and Plastics segments.
Over the past three years, we delivered earnings growth well in excess of our 5 - 7% target due to unique industry conditions within the PVC pipe industry, which led to extraordinary revenue, earnings and cash flow growth in our Plastics Segment. We expect these industry conditions to gradually normalize over the course of 2024 and into 2025. As they do, we expect earnings and cash flow generation within our Plastics segment to moderate from current levels. Once these industry conditions have normalized, we expect to achieve our long-term financial objectives as outlined above.
We will continue to review our business portfolio to identify additional opportunities to improve our risk profile, enhance our credit metrics and generate additional sources of cash to support the organic growth opportunities in our Electric, Manufacturing, and Plastics segments. We will also evaluate opportunities to allocate capital to potential acquisitions. We are a committed long-term owner and do not acquire companies in pursuit of short-term gains. However, we will divest of businesses which no longer fit into our strategy and risk profile over the long term.
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

Our actual mix of earnings for the years ended December 31, 2023, 2022 and 2021 was as follows:
HUMAN CAPITAL
Our employees are a critical resource and an integral part of our success. We strive to provide an environment of opportunity and accountability where people are valued and empowered to do their best work. We are focused on the health and safety of our employees and creating a culture of inclusion, excellence and learning, and our executive annual incentive plan reflects those commitments. We monitor various metrics and objectives associated with i) employee safety, ii) workforce stability, iii) management and workforce demographics, including gender, racial and ethnic diversity, iv) leadership development and succession planning and v) productivity. We have established the following in furtherance of these efforts:
Safety - Safety is one of our core values. In managing our business, we focus on the safety of our employees and have implemented safety programs and management practices to promote a culture of safety. Safety is also a metric used and evaluated in determining annual incentive compensation. We continually monitor the Occupational Safety and Health Administration Total Recordable Incident Rate (number of work-related injuries per 100 employees for a one-year period) and Lost Time Incident Rate (number of employees who lost time due to work-related injuries per 100 employees for a one-year period). New cases are reported and evaluated for corrective action during monthly safety meetings attended by safety professionals at all locations. Our 2023 Total Recordable Incident Rate was 1.70, compared to 2.08 in 2022 and our Lost Time Incident Rate was 0.53 in 2023, compared to 0.49 in 2022.
Employee and Leadership Development, Succession Planning and Training Programs - We invest in training and professional development for various levels of employees, management and leaders throughout the Company to ensure all have the necessary training and skills to perform their work well, and to build enterprise-wide understanding of our culture, strategy and processes. Annual succession planning, individual development planning, mentoring, and supervisory and leadership development programs all play a role in ensuring a capable leadership team now and in the future. Our skill progression and technical training programs help to retain a stable and skilled workforce.
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
Human Rights - We are committed to the protection of our employee’s freedom of expression and freedom of organization and assembly.
Diversity, Equity, and Inclusion - We expect, and are committed to, diversity, equity and inclusion as part of who we are, what we value, and how we achieve individual, business and community success. We hold every employee accountable for their behavior in maintaining a workplace free of discrimination and harassment. We have implemented education initiatives for all employees, aimed at inclusive leadership and a respectful workplace, focused on identities and culture, unconscious bias, the power of diverse teams and culturally sensitive conversations. We have implemented initiatives to improve upon our demographic profile, including revised hiring processes and a commitment to diverse slates of interview candidates.
Code of Business Ethics - We require employees to complete training on several topics associated with our code of business ethics to reinforce our commitment to compliance with laws, regulations and values that guide who we are and how we do business.

As of December 31, 2023, we employed 2,655 full-time employees as shown in the table below:

Segment/Organization	Employees

Electric Segment
OTP (1)	790
Manufacturing Segment
BTD	1,458
T.O. Plastics	192
Segment Total	1,650
Plastics Segment
Northern Pipe	98
Vinyltech	80
Segment Total	178
Corporate	37
Total	2,655
(1) Includes all full-time employees of Otter Tail Power Company, including employees working at jointly owned facilities. Labor costs associated with employees working at jointly owned facilities are allocated to each of the co-owners based on their ownership interest.

At December 31, 2023, 378 employees of OTP were represented by local unions of the International Brotherhood of Electrical Workers under two separate collective bargaining agreements expiring on August 31, 2026 and October 31, 2026. OTP has not experienced any strike, work stoppage or strike vote, and considers its present relations with employees to be good. None of the employees of our other operating companies are represented by local unions.
The demographics of our workforce, including our Board of Directors, as of December 31, 2023 was as follows:

	% Female	% Racially and Ethnically Diverse

Board of Directors	36%	9%
CEO Direct Reports	33%	—%
Management	21%	4%
Non-Management Employees	15%	15%

ELECTRIC	Contribution to Operating Revenues: 39% (2023), 38% (2022), 40% (2021)
OTP, headquartered in Fergus Falls, Minnesota, is a vertically integrated, regulated utility with generation, transmission and distribution facilities to serve its more than 133,000 residential, commercial and industrial customers in a service area encompassing approximately 70,000 square miles of western Minnesota, eastern North Dakota and northeastern South Dakota.
CUSTOMERS
Our service territory is predominantly rural and agricultural and includes over 400 communities, most of which have populations of less than 10,000. While our customer base includes relatively few large customers, sales to commercial and industrial customers are significant, with two customers accounting for 21% of segment operating revenues for the year ended December 31, 2023 and 16% for the year ended December 31, 2022.
The following charts summarize our retail electric revenues by state and by customer segment for the years ended December 31, 2023 and 2022:

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
The following table presents our average retail rate per kilowatt-hour (kwh) by customer class and in total for the years ended December 31, 2023 and 2022:

Revenue per kwh	2023		2022

Residential	10.82	¢	10.99	¢
Commercial & Industrial	7.02	¢	7.54	¢
Total Retail	7.90	¢	8.41	¢
Wholesale electricity markets are competitive under the Federal Energy Regulatory Commission (FERC) open access transmission tariffs, which require utilities to provide nondiscriminatory access to all wholesale users. In addition, the FERC has established a competitive process for the construction and operation of certain new electric transmission facilities under federal regulation. Certain states have laws which provide the incumbent transmission owner the right of first refusal to construct and own new transmission facilities.
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

As of December 31, 2023, OTP’s wholly or jointly owned plants and facilities, as well as in place power purchase agreements, and their dependable kilowatt (kW) capacity were:

Capacity / Purchased Power in kW

Owned Generation:
Baseload Plants
Big Stone Plant(1)	256,900
Coyote Station(2)	148,400
Total Baseload Plants	405,300
Combustion Turbine and Small Diesel Units
Astoria Station	249,700
All Other	102,800
Total Combustion Turbine and Small Diesel Units	352,500
Owned Wind Facilities (rated at nameplate)
Merricourt	150,000
Ashtabula III	62,400
Luverne	49,500
Ashtabula	48,000
Langdon	40,500
Total Owned Wind Facilities	350,400
Hoot Lake Solar	49,900
Hydroelectric Facilities	2,600
Total Owned Generation Capacity	1,160,700
Power Purchase Agreements:
Purchased Wind Power (rated at nameplate and greater than 2,000 kW)
Edgeley	21,000
Langdon	19,500
Total Purchased Wind	40,500
Total Generating Capacity	1,201,200

(1) Reflects OTP's 53.9% ownership percentage of jointly owned facility.
(2) Reflects OTP's 35.0% ownership percentage of jointly owned facility.
The following charts summarize the percentage of our generating capacity by source, including owned and jointly owned facilities and through power purchase arrangements, as of December 31, 2023 and 2022:

Under Midcontinent Independent System Operator (MISO) requirements, OTP is required to provide sufficient capacity through wholly or jointly owned generating capacity or power purchase agreements to meet its monthly weather-normalized forecast demand, plus a reserve obligation. MISO operates under a seasonal resource adequacy construct in which generation resources are accredited and planning reserve margin requirements are implemented on a seasonal basis. Current planning reserve margin requirements range between 7.4% and 25.5%, depending on the season.

The following charts summarize the percentage of retail kwh sold by source during the years ended December 31, 2023 and 2022:

Capacity Additions
As part of our investment plan to meet our future energy needs, the following projects have been recently undertaken, completed, or acquired:
Ashtabula III Wind Farm is a 62-megawatt (MW) wind farm located in eastern North Dakota. The facility was purchased for approximately $50 million in January 2023. Prior to the purchase of the wind farm assets, we were purchasing the wind-generated electricity from the wind farm pursuant to a power purchase agreement.
Hoot Lake Solar is a 49-MW solar farm constructed on and around our Hoot Lake Plant property in Fergus Falls, Minnesota, with a total cost of approximately $60 million. The facility was placed into commercial operation in August 2023.
Wind Energy Facility Upgrades consisting of the replacement and upgrade of hubs, gearboxes, blades, generators and other components of our Ashtabula, Ashtabula III, Langdon and Luverne wind facilities at a total cost of approximately $230 million. Once complete, we expect the increased energy production from these facilities will be equivalent to an additional 40-MW of generation. We anticipate the repowering of our Langdon facility will be completed in 2024 and the remaining facilities to be completed in 2025. Once complete, the energy production from each of these facilities is eligible for production tax credits (PTCs) over a ten-year period. We expect these projects will lower customer costs through a combination of fuel savings and the tax credit benefits afforded to our customers.
ENERGY TRANSITION
OTP is committed to transitioning to a lower-carbon and increasingly clean energy future, while maintaining affordable and reliable electricity to serve our customers. We have developed the following goals in furtherance of our efforts to support the energy transition:
Own or purchase energy generation that is 55% renewable by 2030.
Reduce carbon emissions from owned generation resources 50% by 2030 from 2005 levels.
Reduce carbon emissions from owned generation resources 97% by 2050 from 2005 levels.
We have based these goals on our December 2023 supplemental Integrated Resource Plan (IRP) filing in Minnesota. While modified from our previously published goals, they reflect current market conditions, including the impact of higher natural gas prices, and higher than originally forecasted dispatch levels of our co-owned, coal-fired power plants.
We have undertaken numerous initiatives to reduce our carbon footprint and mitigate greenhouse gas (GHG) emissions in the process of generating electricity for our customers. Our recent initiatives include retiring the 140-MW coal-fired Hoot Lake Plant, adding the 150-MW Merricourt Wind Energy Center and the 49-MW Hoot Lake Solar facility to our resource mix and sponsoring energy conservation programs. We anticipate our Minnesota retail sales will be 80% carbon free by 2030, in compliance with Minnesota clean energy requirements.
From 2005 through 2023, we have reduced our carbon dioxide (CO2) emissions approximately 39% and increased the amount of renewable generation resources we own or purchase through power purchase agreements by approximately 420-MW. We currently own or contract energy generation that is 37% renewable.

The following chart depicts our energy resource mix, which is the electricity we used to serve our customers in 2005 and 2023, and the projected mix in 2030 and 2050. The amounts include energy generated from owned resources, procured through power purchase agreements and energy purchased in the wholesale market:
RESOURCE MATERIALS
Coal is the principal fuel burned at our jointly owned Big Stone and Coyote Station generating plants. Coyote Station, a mine-mouth facility, burns North Dakota lignite coal. Big Stone Plant burns western subbituminous coal transported by rail. We source coal for our coal-fired power plants through requirements contracts which do not include minimum purchase requirements but do require all coal necessary for the operation of the respective plant to be purchased from the counterparty. Our coal supply contracts for our Big Stone Plant and Coyote Station have expiration dates in 2024 and 2040, respectively.
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
Coal is transported to Big Stone Plant by rail and is provided under a common carrier rate which includes a mileage-based fuel surcharge.
We purchase natural gas for use at our combustion turbine facilities based on anticipated short-term resource needs. We procure natural gas from multiple vendors at spot prices in a liquid market primarily under firm delivery contracts.
TRANSMISSION AND DISTRIBUTION
Our transmission and distribution assets deliver energy from energy generation sources to our customers. In addition, we earn revenue from the transmission of electricity over our wholly or jointly owned transmission assets for others under approved rate tariffs. As of December 31, 2023, we were the sole or joint owner of approximately 14,000 miles of transmission and distribution lines.
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
Transmission Additions
In 2022, MISO approved several projects within the first tranche of its long-range transmission plan, which includes two new 345 kV transmission projects. OTP will have a varying level of ownership interest in these projects, which will be completed over several years and are at various stages of planning and development:
Jamestown-Ellendale includes the construction of a new 345 kV transmission line in southeastern North Dakota spanning approximately 95 miles from Jamestown, North Dakota to Ellendale, North Dakota. This project is in the initial stages of planning and development. This jointly owned project is expected to be completed in 2028 and our capital investment is estimated to be approximately $230 million.
Big Stone South-Alexandria-Big Oaks includes the construction of a new 345 kV transmission line in eastern South Dakota and western Minnesota and the addition of a second circuit to an existing 345 kV line in central Minnesota. The new transmission line will span approximately 100 miles between Big Stone, South Dakota and Alexandria, Minnesota. A second circuit will be added to the existing transmission line spanning from Alexandria, Minnesota to Big Oaks, Minnesota. This project is in the initial stages of planning and development. This jointly owned project is expected to be completed in 2031 and our capital investment is estimated to be approximately $190 million.
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
Review of fifteen-year Integrated Resource Plan.

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

In addition to base rates, which are established through periodic rate case proceedings within each state jurisdiction, there are other mechanisms for recovery of our capital investments and operating expenses between rate cases. The following table summarizes these recovery mechanisms:

Recovery Mechanism	Jurisdiction(s)	Additional Information

Fuel Clause Adjustment (FCA)	MN, ND, SD
Provides for periodic billing adjustments for changes in prudently incurred costs of fuel and purchased power. In North and South Dakota, fuel and purchased power costs are generally adjusted on a monthly basis. In Minnesota, fuel and purchased power costs are estimated on an annual basis and the accumulated difference between actual and estimated cost per kwh is refunded or recovered, subject to regulatory approval, in subsequent periods.

Transmission Cost Recovery Rider (TCR)	MN, ND, SD	Provides for the recovery of costs outside of a general rate case for investments in new or modified electric transmission assets and certain MISO transmission service and related costs.
Renewable Resource Rider (RRR)	MN, ND	Provides for the recovery of costs outside of a general rate case for investments in certain new renewable energy projects.
Energy Conservation and Optimization Rider (ECO)	MN
Under Minnesota law, OTP is required to save 1.75% of its gross retail energy revenues through the energy conservation and optimization program. Recovery of these costs outside of a general rate case occurs through the ECO rider.

Electric Utility Infrastructure Costs Rider (EUIC)	MN	Provides for the recovery of costs for investments made to replace or modify existing infrastructure if the replacement or modification conserves energy or uses energy more efficiently.
Metering and Distribution Technology Cost Recovery Rider (MDT)	ND	Provides for the recovery of costs for advanced metering infrastructure, outage management systems and demand response projects.
Generation Cost Recovery Rider (GCR)	ND	Provides for the recovery of costs outside of a general rate case for investments in new generation facilities.
Energy Efficiency Plan (EEP)	SD	Provides for the recovery of costs from energy efficiency investments.
Phase-In Rider (PIR)	SD	Provides for the recovery of costs outside of a general rate case for investments in new generation facilities and advanced grid infrastructure.

Resource Planning
Under Minnesota law, utilities are required to submit for approval by the Minnesota Public Utilities Commission (MPUC) a 15-year advance Integrated Resource Plan (IRP). An IRP is a set of resource options a utility could use to meet the service needs of its customers over the forecast period, including an explanation of the utility’s supply and demand circumstances, and the extent to which each resource option would be used to meet those service needs. The MPUC’s findings of fact and conclusions regarding IRPs are considered to be prima facie evidence, subject to rebuttal, in future rate reviews and other proceedings.
In 2021, the North Dakota Legislative Assembly enacted a provision requiring investor-owned electric utilities to submit an IRP to the North Dakota Public Service Commission (NDPSC) and granted the NDPSC the authority to adopt rules and regulations for the preparation and submission of IRPs. The NDPSC's rules and regulations were finalized and became effective on January 1, 2023. Under the finalized regulation, utilities are required to submit a 15-year advance IRP every three years.
Capital Structure Petition
Minnesota law requires an annual filing of a capital structure petition with the MPUC. In this filing the MPUC reviews and approves OTP's capital structure. Once approved, OTP may issue securities without further petition or approval, provided the issuance is consistent with the purposes and amounts set forth in the approved petition. OTP’s current capital structure approved by the MPUC on August 29, 2023, allows for an equity-to-total-capitalization ratio between 48.3% and 59.1%, with total capitalization not to exceed $1.958 billion.
Renewable Energy Standard
Minnesota has a renewable energy standard requiring utilities to generate or procure sufficient renewable generation such that the following percentages of total retail electric sales to Minnesota customers come from qualifying renewable sources: 25% by 2025 and 55% by 2035. Qualifying renewable sources are classified as wind, hydropower, hydrogen, and certain biomass generation. We met the current renewable sources requirements with a combination of owned renewable generation and purchases from renewable generation sources. Minnesota law also requires 1.5% of total Minnesota retail electric sales by public utilities to be supplied by solar energy. For a public utility with between 50,000 and 200,000 retail electric customers, such as OTP, at least 10% of the 1.5% requirement must be met by solar energy generated by or procured from solar photovoltaic devices with a nameplate capacity of 40 kW or less. We met the current solar requirement with a combination of owned solar generation and solar renewable energy certificate (REC) purchases. We plan to comply with the requirements of this standard in the future through a combination of our existing and projected renewable generation fleet and the purchase of RECs.
Minnesota Clean Energy Bill
In February 2023, Minnesota enacted the Clean Energy Bill, which requires electric utilities to generate or procure sufficient electricity from carbon-free resources, to provide retail customers in Minnesota with at least the following percentages of carbon-free electric energy: 80% by 2030, 90% by 2035, and 100% by 2040. Carbon-free resources include wind, solar, hydropower, and nuclear generation. To provide flexibility, the law allows electric utilities to use RECs to offset carbon emissions and for the MPUC to consider whether a regulated utility's requirement to meet established standards should be delayed due to affordability or reliability impacts. We expect to meet these requirements based on our existing and projected renewable generation fleet and the purchase of RECs.
ENVIRONMENTAL REGULATION
OTP is subject to stringent federal and state environmental standards and regulations regarding, among other things, air, water and solid waste pollution. OTP's facilities have been designed, constructed and, as necessary, updated to operate in compliance with applicable environmental regulations. However, new or amended laws and regulations or changes in interpretations of current laws and regulations may require additional pollution control equipment or emission reduction measures, and there can be no assurance that our facilities will remain economic to operate. Prudent expenditures incurred to comply with environmental regulations are eligible to be recovered in rates authorized by regulators in jurisdictions in which we operate; however, there can be no assurance that future costs will be authorized for recovery. Alternatively, additional pollution control equipment or other emission reduction measures may prove to be uneconomic, potentially leading to the exiting of a facility earlier than originally planned. As it relates to our jointly owned facilities, we may determine it is necessary to transfer, sell or otherwise divest of our ownership, or the ownership group may determine the early closure or repurposing of a facility is necessary.
Financial Impacts
For the five-year period ended December 31, 2023, OTP invested approximately $6.6 million in environmental control facilities, including $1.4 million in 2023. Our construction budget for the next five years includes approximately $7.5 million of capital investments in environmental control equipment. The timing and amount of our expenditures may change as the regulatory environment changes.
Emerging Regulation
The Environmental Protection Agency (EPA) adopted the Regional Haze Rule (RHR) in 1999 as an effort to improve visibility in national parks and wilderness areas. The RHR requires states, in coordination with the EPA and other governmental agencies, to develop and implement state implementation plans (SIPs) that work towards achieving natural visibility conditions by the year 2064; to set goals to ensure reasonable progress is being made; and periodically evaluate whether those goals and progress are on track or whether additional emission reductions are appropriate. The second RHR implementation period covers the years 2018-2028.
Coyote Station is subject to assessment in the second implementation period under the North Dakota SIP for the RHR. The North Dakota Department of Environmental Quality (NDDEQ) submitted its proposed RHR SIP to the EPA for approval in August 2022. In its plan, the NDDEQ concluded it is not reasonable to require additional emission controls during this planning period. The EPA submitted comments during the development of the SIP requesting NDDEQ to reassess its determination for Coyote Station. See Note 13 to our consolidated financial statements for additional information. At this time we are unable to predict the ultimate impact, however, there could be a cost of compliance which could have a material impact on our operating results, financial condition and liquidity.

In April 2023, the EPA released a proposal to tighten aspects of the Mercury and Air Toxics Standards, including the reduction of emissions limits for filterable particulate matter, and requiring the use of continuous emissions monitoring systems to demonstrate compliance. Until the EPA takes final action on this rulemaking, we are unable to predict the ultimate impact, however, there could be a cost of compliance which could have a material impact on our operating results, financial condition and liquidity.
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
In February 2021, the U.S. rejoined the United Nations Framework Convention on Climate Change (the Paris Agreement), which is a legally binding international treaty on climate change adopted by over 190 countries. The goal of the Paris Agreement is to limit the global temperature increase to well below 2° Celsius compared to pre-industrial levels and to pursue efforts to limit the temperature increase to 1.5° Celsius. The Biden Administration set goals of reducing GHG emissions by 50% to 52% from 2005 levels in 2030 and reaching 100% carbon pollution-free electricity by 2035 as part of the U.S. plan to achieve the goals under the Paris Agreement.
In February 2023, Minnesota enacted the Clean Energy Bill, which requires electric utilities to generate or procure sufficient electricity from carbon-free resources to provide retail customers in Minnesota with at least the following percentages of carbon-free electric energy: 80% by 2030, 90% by 2035, and 100% by 2040.
The implementation of climate change programs, such as the Paris Agreement, the Minnesota Clean Energy Bill, and other federal or state regulations targeting GHG emissions may have a significant impact on our utility business. Specific regulatory measures to address climate change continue to evolve.
In May 2023, the EPA proposed new regulations under Section 111 of the Clean Air Act to regulate GHG emissions from existing and new fossil fuel-based electric generating units (EGU). The proposal provides requirements for different types of fossil fuel-based EGUs with various compliance dates.
•For existing coal-fired steam generating units that were in operation before January 8, 2014 and that plan to operate past December 31, 2039, the proposal would (subject to certain exceptions) set emissions standards that reflect the use of carbon capture and sequestration (CCS) with 90% capture of CO2 emissions beginning in 2030.
•For existing coal-fired steam generating units that are scheduled to be retired between January 1, 2032 and December 31, 2039, the proposed rule would, in general, set emissions standards that reflect the use of co-firing 40% natural gas with coal beginning in 2030.
•For existing coal-fired steam generating units that will either (a) retire by January 1, 2032, or (b) retire between 2032 and December 21, 2034 and will operate at a 20% annual capacity factor limit in the meantime, the proposed rule would simply require routine maintenance and no increase in emission rate.
The proposal also includes emission standards for existing large (greater than 300 mega-watt), frequently used (those that operate at a capacity factor over 50%) natural gas combustion turbines, including which emission standard would reflect the use of CCS by 2035 or co-firing with low-GHG hydrogen at incremental portions in 2032 (30% of volume) and 2038 (96% of volume). Under the proposed rule, each state must submit a plan to the EPA to implement standards that are at least as stringent as the EPA’s emission guidelines, unless states demonstrate that due to remaining useful life and other factors, a facility cannot reasonably achieve the standards. The EPA is proposing to require states to submit their plans within 24 months of the effective date of the final regulation. This proposed rule has the potential to impact the emissions controls needed at OTP’s coal-fired power plants, which could have an impact on our operating results, financial condition and liquidity.
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

MANUFACTURING	Contribution to Operating Revenues: 30% (2023), 27% (2022), 28% (2021)
Manufacturing consists of businesses engaged in the following activities: contract machining, metal parts stamping, fabrication and painting, and production of plastic thermoformed horticultural containers, life science and industrial packaging, and material handling components and extruded raw material stock. The following is a brief description of each of these businesses:
BTD Manufacturing, Inc. (BTD), with facilities in Detroit Lakes and Lakeville, Minnesota, Washington, Illinois and Dawsonville, Georgia, provides metal fabrication services for custom machine parts and metal components through metal stamping, tool and die, machining, tube bending, welding and assembly.
T.O. Plastics, Inc. (T.O. Plastics), with facilities in Otsego and Clearwater, Minnesota, manufactures thermoformed plastics products, including its own line of horticulture containers and custom packaging products for the medical and industrial product markets.
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
No single customer or product of our Manufacturing segment businesses accounted for 10% or more of our consolidated operating revenues in 2023. However, two customers combined to account for 30% of segment operating revenues for the year ended December 31, 2023 and 40% for the year ended December 31, 2022.
COMPETITIVE CONDITIONS
We compete in a highly fragmented market with competition from both domestic and international entities. Our competitors vary in size, ranging from small companies focused on certain end markets or geographical area, to large companies with broad manufacturing capabilities and geographical reach. Competition can be geographically regionalized as customers procure products locally to manage cost and minimize logistical complexities. Certain competitors may have broader product lines, more manufacturing capacity, and greater distribution capabilities than we do.
We believe the principal competitive factors in our Manufacturing segment are product performance, quality, price, technical innovation, cost effectiveness, customer service and breadth of product line. We intend to continue to compete based on high quality products, innovative production technologies, cost-effective manufacturing techniques, close customer relations and support, and increasing product offerings.
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

PLASTICS	Contribution to Operating Revenues: 31% (2023), 35% (2022), 32% (2021)
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
PVC pipe is manufactured through an extrusion process, during which PVC compound (a dry powder-like substance) is introduced into an extrusion machine, where it is heated to a molten state and then forced through a sizing apparatus to produce the pipe. The newly extruded pipe is pulled through a series of water-cooling tanks, marked to identify the type of pipe and cut to finished lengths.
CUSTOMERS
PVC pipe products are marketed through a combination of independent sales representatives, company salespersons and customer service representatives. Customers for our PVC pipe products consist primarily of wholesalers and distributors, and the principal method for distribution of our products is by common carrier ground transportation. No single customer of the PVC pipe companies accounted for 10% or more of our consolidated operating revenues in 2023. However, two customers, both of which are distributors of PVC pipe, combined to account for 36% of segment operating revenues for the year ended December 31, 2023 and 46% for the year ended December 31, 2022.
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
We will continue to compete based on our high-quality products, cost-effective production techniques and close customer relations and support, including our responsiveness and reliability.

RESOURCE MATERIALS
PVC resins are acquired in bulk and shipped to our facilities by rail. There are four vendors from which we can source our PVC resin requirements. In 2023 we sourced all of our PVC resin from three vendors. Our contractual arrangements to acquire resin generally include estimated annual order quantities with no required minimum purchases, and include variable pricing based on market prices for resin. The supply of PVC resin may also be limited primarily due to manufacturing capacity and the limited availability of raw material components. Most U.S. resin production plants are located in the Gulf Coast region. These plants are subject to the risk of damage and production shutdowns because of exposure to hurricanes or other extreme weather events that occur in this part of the United States. The loss of a key vendor, or any interruption or delay in the supply of PVC resin could disrupt the ability of our Plastics segment businesses to manufacture products, cause customers to cancel orders or result in increased expenses for obtaining PVC resin from alternative sources, if such sources were available. We believe we have good relationships with our key raw material vendors.
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
Our business strategy includes major capital investments at our operating companies. These capital projects are planned years in advance of their in-service dates and are subject to various risks including: adverse changes in regulatory treatment or public policy; changes in commodity pricing or construction costs; delivery of critical materials; obtaining necessary permits and licenses; and other adverse conditions. Capital investments in our Electric segment require regulatory approval and are subject to the risks of not being granted timely approval or allowed to be fully recovered. In addition, our ability to construct and own utility assets may be impacted by regulatory requirements to competitively bid such investments, which could impact the amount and timing of our capital investments. A lack of direct ownership, or the inability to complete capital projects on budget and in a timely manner could impact our ability to achieve our strategic financial goals and could adversely impact our operating results and financial condition.
Weather impacts, including seasonal fluctuations, could adversely affect our operating results.
Our Electric segment business is seasonal and weather patterns have had an impact on our financial performance in the past and may again in the future. Demand for electricity is normally greater in the winter and summer months. Unusually mild summers and winters could have an adverse effect on our financial condition and results of operations. Our Plastics segment businesses can be affected by seasonal weather prohibiting or delaying construction projects at any time of the year in any geography, but specifically times of the year when frozen ground and cold temperatures in many parts of the country can delay construction projects, all of which can result in reduced customer demand and could have an adverse effect on our financial condition, operating results and liquidity.
We are subject to physical and transition risks associated with climate change and extreme weather events.
Longer term shifts in climate patterns may impact our customers' demand for electricity, interrupt our business operations and damage our facilities; reduce the availability of natural resources, such as water; and cause disruptions in our supply chains.
Climate change may increase the frequency and severity of extreme weather events, such as prolonged periods of extreme cold or heat, and natural disasters, such as severe snow and ice storms, tornadoes, flooding and wildfires. These acute events could result in the interruption of our business operations and damage to our facilities. An extreme weather event within our utility service area could directly affect our capital assets, causing disruption in service to customers, and result in reduced operating revenues and repair or replacement costs, due to downed wires and poles or damage to other operating equipment.
In the past, severe weather events in the Gulf Coast region of the U.S. have disrupted the supply of PVC resin, the primary material input of our Plastics segment businesses. As most U.S. PVC resin production plants are located in the Gulf Coast region, an area prone to seasonal hurricane activity and other extreme weather events, our access to PVC resin may be impacted by the volume and magnitude of hurricane and storm activity in this region, which could impact our Plastics segment businesses.
Increased risk of natural disasters, such as wildfires, could have financial consequences, including limiting our ability to secure sufficient insurance coverage, or lead to increased insurance cost. While we carry liability insurance, given an extreme event, if we were found to be liable for damages, amounts that exceed our coverage limit could negatively impact our financial condition, operating results and liquidity.
These risks may also negatively impact our credit ratings, which may limit our access to capital markets and increase our borrowing costs. In addition, to the extent investors view climate change, fossil fuel combustion and GHG emissions as a financial risk, our stock price or our ability to access capital markets on favorable terms and conditions could be adversely impacted.
We may experience transition risks in moving towards low carbon generation and manufacturing. For example, we may face challenges with the adoption of new technologies, meeting changing customer expectations and committing to voluntary GHG emissions reduction goals, as well as complying with evolving local, state or federal regulatory requirements intended to reduce GHG emissions.
The loss of, or significant reduction in revenue from, any of our key customers could have an adverse effect on our operating results.
While no single customer provided more than 10% of our consolidated operating revenues, each of our segments have customers which accounted for over 10% of the segment’s operating revenues. In 2023, two customers accounted for 21% of Electric segment revenues, two customers combined to account for 30% of Manufacturing segment operating revenues and two customers combined to account for 36% of Plastics segment operating revenues. The loss of any one of these customers or a significant decline in sales to these customers, would have a significant negative impact on the segment's financial condition and operating results, and could have a significant negative impact on the Company’s consolidated financial condition, operating results and liquidity.
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
Our businesses continue to be subject to additional and changing environmental, health and safety laws and regulations, and we could incur additional costs complying with requirements that are promulgated in the future. New laws or regulations or changes to existing laws and regulations in the future may result in disruptions to our business, changes in customer preferences, or changes in customer demand, which could adversely impact our financial condition, operating results and liquidity.
Recently, various federal and state agencies have heightened their scrutiny of per- and polyfluoroalkyl substances (PFAS), which are manufactured chemicals used in a variety of consumer and industrial products. Regulators have recently proposed additional chemicals be designated as hazardous substances, including a proposal to designate perfluorooctanesulfonic acid and perfluorooctanoic acid, two of the most common PFAS chemicals, as hazardous substances, which could have wide-ranging impacts on companies across various industries, including ours. We are investigating whether PFAS compounds are used in our manufacturing or operating processes that occur in our various businesses. At this time, we cannot predict the outcome or the severity of the impact, if any, of future laws or regulations enacted to address PFAS.
A cyber incident, security breach or system failure could adversely affect our business and operating results.
The operation of our business is dependent on the secure functioning of our computer hardware and software systems, as well as that of third-party service providers and vendors we use to electronically process certain of our business transactions. Information systems, both ours and those of third parties, are vulnerable to security breaches by computer hackers and cyber terrorists, and the negligent or intentional breach of established controls and procedures, or mismanagement of confidential information by employees. Cyber-attacks or other security breaches may also be perpetrated through the use of artificial intelligence, which could introduce additional complexity to such an attack or breach. While we employ a defense-in-depth strategy and regularly conduct cybersecurity assessments, we cannot be certain our information security systems and protocols and those of our vendors and other third parties are sufficient to withstand a cyber-attack or other security breach.
A major cyber incident could result in significant expenses to investigate and repair security breaches or system damage, and could lead to litigation, fines, other remedial action, heightened regulatory scrutiny and damage to our reputation. For example, we may be subject to liability under various federal, state and international disclosure laws and data protection laws. These laws are subject to change and expansion and may require additional operational changes and costs to comply.
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
As part of our business strategy, we continually assess our mix of businesses and potential strategic acquisitions or divestitures. This investment strategy is subject to various risks, including the ability to identify appropriate acquisition candidates, or successfully negotiate and finance any acquisitions. In addition, difficulties in integrating the operations, services, products and personnel of the acquired business, and the potential loss of key employees, customers and suppliers of the acquired business could adversely impact our financial condition and operating results.
FINANCIAL RISKS
We are subject to capital market and interest rate risks.
We rely on access to debt and equity capital markets as a source of liquidity to fund our investment initiatives, including rate base growth investments in our Electric segment and opportunities for investment, including acquisitions, in our Manufacturing and Plastics segments. Capital markets are impacted by global and domestic economic conditions, monetary policy, commodity prices, geopolitical events and other factors. If we are unable to access capital on acceptable terms and at reasonable costs, our ability to implement our business plans may be adversely affected. In addition, higher market interest rates on outstanding variable-rate, short-term indebtedness could also impact our operating results. In 2023, rising market interest rates caused the applicable rate of interest on our short-term indebtedness to increase significantly. However, the impact to our operating results was not significant due to our low level of outstanding borrowings on our short-term indebtedness. Our operating results could be impacted if we significantly increase our short-term borrowings or issue new long-term debt, and interest rates remain elevated or continue to increase.
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
Our provision for income taxes and tax obligations are impacted by various tax laws and regulations, including the availability of various tax credits, IRS tax policies such as tax normalization and, at times, the ability to carryforward net operating losses and tax credits. Changes in tax laws, regulations and interpretations could have an adverse effect on our financial condition and operating results. Tax law changes that reduce or eliminate production or investment tax credits (ITCs), or the ability to transfer or sell these credits, may impact the economics of constructing certain electric generation resources, which may impact our planned investments, and could adversely affect our financial condition and operating results.
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
Our financial condition, operating results and liquidity are significantly impacted by, and dependent upon, our ability to recover the costs associated with providing utility service and earn a return on our utility capital investments. There is no assurance that each state utility commission will judge our utility costs to have been prudently incurred or that rates will produce full recovery of such costs. In addition, changes in the federal or state regulatory framework could impair our ability to recover utility costs historically collected from our customers. Diverging public policy priorities across the jurisdictions we serve, and a lack of inter-jurisdictional consensus, may impact our ability to recover the cost of, and return on, our capital investments and our operating costs; it may impact our future capital investment opportunities; and may result in inefficiencies which could negatively impact our financial position, operating results and liquidity.
In addition to the recovery of our utility costs, our profitability is impacted by our authorized ROE, which can be impacted by macroeconomic factors such as interest rates. There can be no assurance that each state utility commission or the FERC will authorize a rate of return which allows us to achieve our financial goals. An adverse decision by one or more regulatory authorities or any prolonged delay in rendering a decision in a rate or other proceeding could adversely impact our financial condition, operating results and liquidity.

Inflationary cost pressures have increased the cost of constructing our utility assets and operating our utility business. There can be no assurance that our state regulatory commissions will authorize recovery of rising costs. Regulatory commissions may also limit future capital investments or the rate of return allowed on such investments in response to inflationary cost pressures and customer bill impacts. Such limitations could negatively impact our financial position, operating results and liquidity.
Our generating facilities are subject to risks that could result in early closure or the sale of our ownership interest.
Changes in operational or economic factors, environmental regulation or risks of litigation could result in the early closure or the sale of our interest in a generating facility. In the event of an early closure, a significant asset impairment charge could be required, and we would be obligated to pay for our share of the costs of closure of the generating facility, including costs associated with decommissioning, remediation, reclamation and restoration of the property, and any costs of terminating contracts associated with the generating facility, such as coal supply arrangements. In the event of a sale of our interest in a generating facility, we may not be able to negotiate the sale on favorable terms, which could result in the recognition of a loss on the sale and other potential liabilities. There can be no assurance that we would be authorized by any of our state utility commissions to recover any costs or losses associated with the early closure of or sale of our interest in a generating facility.
The loss of a major generating facility would require OTP to identify and obtain approval for other sources of generation for its customers, if available, and potentially expose us to higher purchased power costs. In addition, OTP may not be able to obtain timely regulatory approval for new generation resources to replace closed or sold facilities.
Our IRP, as revised in two supplemental filings in 2023, outlined our plan to withdraw from our 35% ownership interest in Coyote Station, a jointly owned coal-fired generation plant, in the event we are required to make a major, non-routine capital investment in the plant. In the event we were to withdraw from our ownership, we will seek to recover all costs related to the withdrawal from Coyote Station; however, there is a risk we may not be granted recovery of such costs. A full or partial denial of recovery of the costs of withdrawal could significantly impact our operating results, financial condition and liquidity.
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
Coyote Station, one of OTP's jointly owned coal-fired power plants, is subject to assessment under the second implementation period of RHR as part of the state of North Dakota's RHR SIP. We cannot predict with certainty the impact the SIP may have on our business until the plan has been approved or otherwise acted on by the EPA, including its potential implementation of an alternative federal implementation plan. However, significant emission control investments could be required. Alternatively, investments in emission control equipment may prove to be uneconomic and result in the early closure or the sale of, or withdrawal from, our interest in Coyote Station.
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
In 2021, the Biden Administration introduced new targets aimed at reducing economy-wide net GHG emissions by 50% to 52% from 2005 levels by 2030. In addition, the Administration set a goal to reach 100% carbon pollution-free electricity by 2035. As a part of achieving these targets, the EPA proposed new regulations in May 2023 under Section 111 of the Clean Air Act to regulate GHG emissions from existing and new fossil fuel-based EGUs. As detailed above, this proposal would require states to implement stringent emissions standards for most coal-fired steam generating units and certain larger natural gas combustion plants. Until the EPA takes final action on this rulemaking, we are unable to evaluate the precise impacts; however, the proposed rule has the potential to impact the emissions controls needed at OTP’s coal-fired power plants, which could have an impact on our operating results, financial condition and liquidity. The EPA may implement additional new regulations targeting power plants to support its aforementioned economy-wide GHG reduction goals, which could impose substantial costs on and impact the operations of our utility business, which may materially impact our financial condition, operating results and liquidity.
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
We are subject to an extensive legal and regulatory framework imposed under federal and state laws and regulatory agencies, including the FERC and the North American Electric Reliability Corporation (NERC). We could be subject to potential financial penalties for compliance violations. Our transmission systems and electric generation facilities are subject to the NERC mandatory reliability standards, including cybersecurity standards. If a serious reliability incident were to occur, it could have a material effect on our operations or financial results. Some states have the authority to impose substantial penalties in the event of non-compliance. We attempt to mitigate the risk of regulatory penalties through formal training. However, there is no guarantee our compliance program will be sufficient to ensure against violations.
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
Our generation, transmission, and distribution facilities are subject to operational risks which include circumstances that could result in injuries, loss of life, property damage, and fires.
The operation of our generation, transmission, and distribution facilities involves many risks including equipment failures, accidents and workforce safety matters, environmental damage, property damage, operator error, and the occurrence of catastrophic events such as fires, explosions and floods. Diminished availability or performance of those facilities could result in facility shutdowns, reduced customer satisfaction, reputational harm, and regulatory inquiries and fines.
Accidents, fires, explosions, catastrophic failures, general system damage or dysfunction, intentional acts of destruction, and other unplanned events related to our infrastructure would increase repair costs and may expose us to liability for personal injury, loss of life, and property damage. Fires alleged to have been caused by our transmission, distribution, or generation infrastructure, or that allegedly result from our contractors’ operating or maintenance practices, could also expose us to claims for fire suppression and clean-up costs, evacuation costs, fines and penalties, and liability for economic damages, personal injury, loss of life, property damage, and environmental pollution, whether based on claims of negligence, trespass, or otherwise. We maintain insurance coverage for such operating and event risks, but insurance coverage is subject to the terms and limitations of the available policies and may not be sufficient in amount to cover our ultimate liability. We may be unable to fully recover costs in excess of insurance through customer rates or regulatory mechanisms. If the amount of insurance is insufficient or otherwise unavailable, and if we are unable to fully recover in rates the costs of uninsured losses, our financial condition, operating results and liquidity could be materially affected.

We are subject to risks associated with the procurement and transportation of fuel to our coal and natural gas powered generation facilities.
We rely on a limited number of suppliers to provide coal and a limited number of service providers to transport coal and natural gas to our facilities. A counterparty's failure to perform their obligations may arise due to liquidity challenges or insolvency, operational deficiencies or other circumstances such as severe weather or natural disasters, which could impact our ability to provide service to our customers or require us to seek alternative sources for these products and services, if available. A prolonged failure to perform by one or more of our current suppliers or service providers could lead to increased costs or other consequences which could negatively impact our financial condition, operating results and liquidity.
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
Competition from domestic and foreign manufacturers could affect the revenues and earnings of our manufacturing businesses.
Our manufacturing businesses are subject to intense competition from domestic and foreign manufacturers, many of whom have broader product lines, greater distribution capabilities, greater capital resources, larger marketing, research and development personnel and facilities, and other capabilities. Our ability to compete on product performance, competitive pricing, technological innovation and customer service is critical to our ongoing success. If we are unable to compete in these and potentially other areas, our business and financial condition, operating results and liquidity could be adversely impacted.
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
•economic conditions in the markets in which our customers operate, the United States in particular, including recessionary periods such as a global economic downturn;
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
Our PVC pipe products, sold through distributors and wholesalers, are primarily used in municipal and rural water projects, wastewater projects, storm drainage systems and reclamation systems. External factors beyond our control can cause volatility in demand for our products and sales prices impacting our operating margins. These factors can magnify the impact of economic cycles on our business and results of operations. Examples of external factors include:
•general economic conditions including housing and construction markets which can be cyclical;
•increases in interest rates;
•severe weather and natural disasters;
•governmental regulation in the United States; and
•funding shortages for municipal water and wastewater projects.
Extraordinary industry supply and demand dynamics beginning in 2021 and continuing through 2023 led to a rapid and significant increase in sales prices for PVC pipe and led to a significant expansion in our operating margins. As industry conditions normalize, sales prices for PVC pipe are expected to moderate from current levels resulting in decreased operating margins prospectively. The pace and magnitude of the decline in product pricing could materially impact our operating results.
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
We rely on a limited number of vendors to supply the PVC resin used in our plastics businesses. In 2023, we sourced all of our PVC resin needs from three vendors. In addition, the supply of PVC resin may be limited primarily due to manufacturing capacity and the limited availability of raw material components. Most U.S. resin production plants are located in the Gulf Coast region. This could increase the risk of a shortage of resin in the event of a hurricane, other extreme weather events and other natural disasters in that region. The loss of a key vendor or any interruption or delay in the availability or supply of PVC resin could disrupt our ability to deliver our plastic products, cause customers to cancel orders or require us to incur additional expenses to obtain PVC resin from alternative sources, if such sources were available.
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
The effects of a major public health crisis, such as an epidemic or pandemic, and measures taken to reduce and slow the spread of the disease could adversely impact our business.
A future widespread outbreak of an infectious disease, which affects a large percentage of the population regionally, nationally, or globally could impact our business operations, including our employees, customers, construction contractors, suppliers and vendors, and could impact our operating results, financial condition and liquidity.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 1C.	CYBERSECURITY
CYBERSECURITY RISK
The operation of our businesses is dependent on the secure functioning of our computer infrastructure and digital information systems. Furthermore, all our businesses require us to collect and maintain sensitive customer data, as well as confidential employee and shareholder information, which is subject to electronic theft or loss. We also use third-party service providers to electronically process certain of our business transactions and perform certain cyber-related functions, such as system monitoring and critical infrastructure protection and maintenance. The confidentiality, integrity, and availability of information systems, both ours and those of our third-party service providers, are vulnerable to security breaches by computer hackers and cyber terrorists and the negligent or intentional breach of established controls and procedures or mismanagement of confidential information by employees. We may also be impacted by attacks and data security breaches of financial institutions, merchants or other business partners. As part of our utility operations, we own electric generation, transmission and distribution facilities that are part of an interconnected regional grid, the operation of which is dependent on information technology systems. Parties who wish to disrupt the U.S. bulk power system or our utility operations could view our computer systems, software or networks as attractive targets for cyber-attack. Although we have not historically experienced material cyber incidents, we and other utilities are subject to cyber-attacks of increasing frequency and sophistication, and any significant interruption or failure of our information systems or any significant breach of security due to cyber-attacks, hacking or internal security breaches, could adversely affect our business and our financial condition, operating results and liquidity.
RISK MANAGEMENT AND STRATEGY
Our cybersecurity policies and practices, which are based on the Center for Information Security (CIS) Critical Security Controls, are governed by our information and cybersecurity governance program. The CIS Critical Security Controls are a set of 18 cybersecurity-related controls which aid companies in designing an effective control environment and are viewed as best practices by organizations worldwide. A significant number of our cybersecurity policies and practices associated with our electric utility operations are also subject to regulation by multiple governmental and other agencies.
Our information and cybersecurity governance program is the foundation of our cybersecurity risk management strategy. The program includes policies which authorize and guide the development of procedures, standards, and guidelines for personnel activities, incident prevention and reporting, and compliance monitoring. Cybersecurity policies, procedures and controls are reviewed and approved by our Information and Cybersecurity Program (ICSP) group annually, with amendments made as deemed necessary for any updates for regulatory compliance and best practices, legal privacy protection and information protection, or to reflect current technology or new methods for ensuring secure business procedures.
We perform a corporate risk assessment annually, which includes specific consideration and assessment of cybersecurity risk. As part of our risk assessment process, we incorporate results from procedures performed by third-party consultants. We utilize third-party consultants to complete risk quantification analysis and perform penetration and vulnerability testing and monitoring, as well as overall cybersecurity control testing. Potential risks associated with the use of third-party service providers are monitored and managed through an established service provider management policy. Service providers must meet certain security requirements such as security incident or data breach notification and response protocols, data encryption requirements, and data disposal commitments.
In managing cybersecurity risk, we employ a defense-in-depth strategy and regularly monitor our cyber environment for potential new threats. Our strategy includes employee training and awareness on cybersecurity risks and related best practices, required password complexity, the use of multi-factor authentication, information security protocols, anti-virus and anti-ransomware software, a patch management program, the execution of tabletop exercises on a periodic basis, established policies and protocols for cyber incident response planning and reporting, and ongoing internal cybersecurity testing.
GOVERNANCE
At the management level, our cyber program is managed by our ICSP group. The ICSP group consists of Information Technology (IT) managers, IT security subject matter experts, and internal audit personnel and is led by our Vice President of IT who has more than 25 years of experience in IT, enterprise security, and cyber risk management, a Bachelor's degree of Science, CIS, Information Technology and Master's of Business, Information Systems, and holds Certified Information Systems Security Professional, Certified Information Security Manager, and Certified Data Privacy Solution Engineer designations. The ICSP group is in charge of developing, maintaining, and measuring compliance with the information and cybersecurity governance program, as well as monitoring cyber incidents and implementing mitigation measures as part of an evolving, dynamic external environment. Our approach to cybersecurity incident reporting and response planning is governed by our incident response plans established for each of our business units. The plans outline the processes related to detecting, assessing, investigating, mitigating, and remediating cyber incidents, as well the communication and reporting plan and the required personnel to be included in the process and communications.
Our cybersecurity risk management is integrated into our overall risk management system through our internal business risk management process. Our business risk management group works closely with our ICSP group to regularly assess and identify possible material risks from cybersecurity threats, including, but not limited to, financial, operations, reputational and regulatory impact to the Company, as well as impacts on our employees and customers. Their risk assessment results are reported to the Executive Risk Committee on a quarterly basis. The Executive Risk Committee, which is comprised of our executive officers, meets quarterly to identify and assess short-, medium- and long-term risks, and to ensure adequate mitigation strategies are implemented. During these meetings, the Executive Risk Committee reviews significant and emerging risks, including cybersecurity risks, and assesses the Company’s plans to mitigate or otherwise manage and monitor those risks.
Our Board of Directors provides oversight of our cybersecurity program through quarterly and annual risk review and cybersecurity reporting. On a quarterly basis, cybersecurity risk and mitigation strategies are reviewed as part of our business risk management group's reporting to the Board of Directors, which includes the reporting of significant business risks, including cybersecurity mitigation strategies employed to manage these risks, and a review of any emerging risks. Annually, our Vice President of IT provides an overview of our cybersecurity program to the Board of Directors, including a review of key strategies, emerging risks and a summary of key performance indicators. In addition, annually the Board of Directors reviews the results of our penetration and vulnerability testing.

ITEM 2.	PROPERTIES
The following provides a summary of our properties which are material to our operations, by segment, as of December 31, 2023.
ELECTRIC SEGMENT
The following reflects our wholly or jointly owned material electric generation facilities as of December 31, 2023:

Description	Location	Year Placed in Service	Fuel Type	Capacity - kW (Nameplate Rating)

Big Stone Plant(1)	Big Stone City, SD	1975	Subbituminous Coal	223,146
Coyote Station(2)	Beulah, ND	1981	Lignite Coal	144,900
Jamestown Combustion Turbines	Jamestown, ND	1975	Fuel Oil	48,108
Lake Preston Combustion Turbine	Lake Preston, SD	1978	Fuel Oil	24,100
Solway Combustion Turbine	Solway, MN	2003	Natural Gas/Fuel Oil	44,500
Astoria Station	Astoria, SD	2021	Natural Gas	245,000
Langdon Wind Energy Center	Cavalier County, ND	2007	Wind	40,500
Ashtabula Wind Energy Center	Barnes County, ND	2008	Wind	48,000
Luverne Wind Energy Center	Griggs and Steele Counties, ND	2009	Wind	49,500
Merricourt Wind Energy Center	McIntosh and Dickey Counties, ND	2020	Wind	150,000
Ashtabula III Wind Energy Center	Barnes County, ND	2023(3)	Wind	62,400
Hoot Lake Solar	Otter Tail County, MN	2023	Solar	49,900

(1) OTP holds a 53.9% joint ownership interest in this jointly owned facility. The nameplate capacity indicated reflects OTP's ownership percentage.
(2) OTP holds a 35.0% joint ownership interest in this jointly owned facility. The nameplate capacity indicated reflects OTP's ownership percentage.
(3) Originally placed in service in 2010 and owned by an unrelated third party. OTP acquired this facility in 2023.
In addition to our generation facilities, we wholly or jointly own transmission and distribution lines as of December 31, 2023 as follows:

Miles

Transmission
345 kV(3)	891
230 kV(4)	496
115 kV	961
Less than 115 kV	4,005
Distribution
Less than 115 kV	7,998

(3) As of December 31, 2023, OTP held a 14.2% ownership interest of 242 miles, a 4.8% ownership interest of 250 miles, and a 50.0% ownership interest of 234 miles of the 345 kV transmission lines, with the remaining miles being wholly owned.

(4) As of December 31, 2023, OTP held a 14.8% ownership interest of 70 miles of the 230 kV transmission lines, with the remaining miles being wholly owned.

MANUFACTURING AND PLASTICS SEGMENTS
The following reflects the material properties of our Manufacturing and Plastic segments as of December 31, 2023:

Segment/Location	Owned/Leased	Facility Type/Use	Approximate Square Feet

Manufacturing Segment
Washington, IL	Leased	Office/Manufacturing/Warehouse	217,508
Detroit Lakes, MN	Owned	Office/Manufacturing/Warehouse	353,812
Lakeville, MN	Leased	Office/Manufacturing/Warehouse	413,000
Dawsonville, GA	Owned	Office/Manufacturing/Warehouse	172,000
Buford, GA	Leased	Warehouse	71,357
Clearwater, MN	Owned	Office/Manufacturing/Warehouse	203,840
Otsego, MN	Leased	Manufacturing/Warehouse	86,400
Plastics Segment
Fargo, ND	Owned	Office/Manufacturing/Warehouse	122,441
Phoenix, AZ	Owned	Office/Manufacturing/Warehouse	87,336

We are currently undertaking an expansion project at our Georgia location which will add approximately 162,000 square feet of manufacturing and warehouse space, and will replace the warehouse facility that is currently being leased. We anticipate the project will be completed in 2025. We are also undertaking an expansion project at our Arizona location which will add approximately 65,000 square feet of manufacturing, warehouse, and office space. We anticipate the project will be completed in 2024.
We believe the facilities described above, along with the planned expansions, are adequate for our present business.

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

Name and Age	Date Elected to Office	Current Position

Charles S. MacFarlane (59)	04/13/15	President and Chief Executive Officer
Todd R. Wahlund (53)	01/01/24	Vice President, Chief Financial Officer
Timothy J. Rogelstad (57)	04/14/14	Senior Vice President, Electric Platform
John S. Abbott (65)	02/11/15	Senior Vice President, Manufacturing Platform
Jennifer O. Smestad (53)	01/01/18	Vice President, General Counsel and Corporate Secretary

Chuck MacFarlane has served as the Company’s President and Chief Executive Officer and as a member of the Company’s Board of Directors since April 13, 2015.
Todd Wahlund was appointed to succeed Kevin Moug, Chief Financial Officer and Senior Vice President, subsequent to Mr. Moug's retirement on December 31, 2023. Mr. Wahlund has served as Chief Financial Officer and Vice President since January 1, 2024, and previously served as Chief Financial Officer and Vice President, Finance for OTP from May 1, 2018 to December 31, 2023.
Timothy Rogelstad has served as President of OTP and Senior Vice President, Electric Platform of the Company since April 14, 2014.
John Abbott has served as Senior Vice President, Manufacturing Platform, since February 11, 2015.
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
Our common stock is traded on the Nasdaq Global Select Market under the Nasdaq symbol “OTTR”. As of December 31, 2023, there were 10,650 holders of record of our common stock.
We do not have a publicly announced stock repurchase program and we did not repurchase any equity securities during the quarter ended December 31, 2023.
PERFORMANCE GRAPH COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
This graph compares the cumulative total shareholder return on our common shares for the last five years with the cumulative return of the Nasdaq Stock Market Index and the Edison Electric Institute (EEI) Index over the same period (assuming the investment of $100 in each vehicle on December 31, 2018, and reinvestment of all dividends).

	2018	2019	2020	2021	2022	2023

OTTR	$100.00	$105.64	$90.88	$156.27	$133.22	$197.24
EEI	$100.00	$125.79	$124.33	$145.61	$147.29	$134.47
Nasdaq	$100.00	$131.17	$159.07	$200.26	$160.75	$203.23

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Our strategy includes investing in rate base growth opportunities in our Electric segment and capitalizing on organic growth opportunities in our Manufacturing and Plastics segments. Investments in our Electric segment are expected to produce increased earnings and cash flows, lower our overall risk, create a more predictable earnings stream, improve our credit quality and preserve our ability to fund our dividend. Our Electric segment is complemented by our Manufacturing and Plastics segment businesses, which we expect to contribute to earnings growth by capitalizing on market expansion opportunities and increasing utilization of existing capacities, along with planned investments to create additional capacity and increased efficiencies. Collectively, our mix of businesses is expected to contribute to the achievement of our long-term targeted annual growth in earnings per share of 5 - 7%.
2023 FINANCIAL RESULTS
In 2023, our diversified business model generated record financial results, producing net income of $294.2 million, or $7.00 per diluted share, an increase of 4% from $284.2 million, or $6.78 per diluted share, in 2022. Our financial results for the year were driven by earnings growth in our Electric and Manufacturing segments, as well as lower corporate costs, as we benefited from returns on our short-term investments funded by the significant cash flows our businesses have generated over the last three years. Our Plastics segment again produced extraordinary financial results as we continued to capitalize on favorable industry dynamics; however, earnings in this segment did decline modestly from the record level achieved in 2022. In 2023, we paid an annual dividend of $1.75 per share, or $73.1 million, completing our 85th consecutive year of dividend payments to our shareholders.
Our Electric segment produced earnings growth of 6% in 2023, from $80.0 million in 2022 to $84.4 million in 2023, primarily due to increased rider revenue, increased commercial and industrial sales, and lower pension and other postretirement benefit costs, partially offset by increased operating and maintenance expenses and the impact of unfavorable weather.
Our Manufacturing segment produced earnings growth of 2% in 2023, from $21.0 million in 2022 to $21.5 million in 2023, primarily due to increased sales volumes at our metal fabrication business driven by strong end market demand across several markets we serve, and incremental volumes from additional work with existing customers. Increased sales volumes at our metal fabrication business were partially offset by increased labor and overhead costs, as well as decreased horticulture product sales volumes at our plastic thermoforming business.
Our Plastics segment earnings declined 4%, from $195.4 million in 2022 to $187.7 million in 2023. We experienced an unprecedented level of earnings in 2022, resulting from extraordinary industry supply and demand dynamics. Industry dynamics have begun to moderate, but at a modest pace, as further described below. Our Plastics segment businesses continued to capitalize on these industry conditions in 2023, producing earnings significantly in excess of pre-2021 levels.
Our earnings mix in 2023 was 29% from our Electric segment and 71% from the combination of our Manufacturing and Plastics segments excluding unallocated corporate costs. Electric segment earnings as a percentage of our total earnings were less than our long-term target of 65% due to the unique market conditions occurring in the plastics industry.
PVC PIPE SUPPLY AND DEMAND CONDITIONS
Extraordinary supply and demand conditions in the PVC industry beginning in 2021 have led to a significant expansion in operating margins and elevated earnings in our Plastics segment over the past three years. Periodic disruptions in the supply of resin, the primary material input used in the manufacturing of PVC pipe, coupled with robust demand for resin, led to a significant increase in the cost of resin beginning in 2021. Low industry volumes of PVC pipe and robust end market demand for the product led to a rapid and significant increase in sales prices for PVC pipe, significantly outpacing the increase in resin input costs, leading to increased operating margins within our Plastics segment.
Demand for PVC pipe began to soften in the second half of 2022, as distributors and contractors reduced purchase volumes in response to uncertain and competitive market conditions. Softening demand continued through the first half of 2023, but sales volumes in the second half of the year exceeded those in the previous year. Resin prices have declined from the previous year and although sales prices for PVC pipe have also declined, they have declined at a slower pace than resin prices, continuing to produce expanded operating margins from those experienced in 2022.
The unique market dynamics impacting our Plastics segment resulted in a significant increase in earnings in the last three years compared to historical levels. We expect these market conditions to gradually normalize over the course of 2024 and into 2025. The marketplace dynamics impacting our Plastics segments are fluid and subject to change and may impact our operating results prospectively.

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
OTP generally bases its forecasted kwh sales and rates on expected consumption under a normal level of HDDs and CDDs over a given period of time in its service territory. Increased or decreased levels of consumption for certain customer classifications are attributed to deviation from the norms and are a significant factor influencing consumption of electricity across our service territory. We present HDDs and CDDs to provide an indication of the impact of weather on kwh sales, revenues and earnings relative to forecast, and on period-to-period results.
Utility Rate Base is the value of property on which a public utility is permitted to earn a specified rate of return in accordance with rules set by a regulatory agency. In general, rate base consists of the value of property used by the utility in providing service. Rate base can also include cash, working capital, materials and supplies, construction work in progress, deductions for accumulated provisions for depreciation, contributions in aid of construction, customer advances for construction, accumulated deferred income taxes, and, in some cases, accumulated deferred ITCs. We present actual and forecasted levels of utility rate base to provide an indication of expected investments on which we expect to earn future returns.

RESULTS OF OPERATIONS
For a comparison of fiscal year 2022 to 2021, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 15, 2023.
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
CONSOLIDATED RESULTS
The following table summarizes our consolidated results of operations for the years ended December 31, 2023 and 2022:

(in thousands)	2023	2022	$ change	% change

Operating Revenues	$1,349,166	$1,460,209	$(111,043)	(7.6)%
Operating Expenses	971,247	1,069,770	(98,523)	(9.2)
Operating Income	377,919	390,439	(12,520)	(3.2)
Interest Expense	(37,677)	(36,016)	(1,661)	4.6
Nonservice Components of Postretirement Benefits	10,597	1,075	9,522	n/m
Other Income	12,650	2,037	10,613	n/m
Income Before Income Taxes	363,489	357,535	5,954	1.7
Income Tax Expense	69,298	73,351	(4,053)	(5.5)
Net Income	$294,191	$284,184	$10,007	3.5%
Operating Revenues decreased $111.0 million on a consolidated basis in 2023. Electric segment operating revenues decreased 4% primarily due to decreased fuel recovery and wholesale revenues and the impact of unfavorable weather, partially offset by increased rider revenues and increased commercial and industrial sales. Manufacturing segment operating revenues increased 1% primarily due to higher sales volumes in our metal fabrication business. Plastics segment operating revenues decreased 18% due to a combination of decreased sales volumes and sales prices. See our segment disclosures below for additional discussion of items impacting operating revenues.
Operating Expenses decreased $98.5 million in 2023. Electric segment operating expenses decreased primarily due to decreased purchased power costs resulting from lower market energy prices and lower fuel costs due to decreased natural gas prices. Operating expenses in our Manufacturing segment increased primarily due to increased sales volumes in our metal fabrication business and an increase in certain variable compensation costs. Operating expenses in our Plastics segment decreased primarily due to lower sales volumes and decreased PVC resin costs. See our segment disclosures below for additional discussion of items impacting operating expenses.
Interest Expense increased $1.7 million in 2023 due to an increase in our average short-term borrowings, primarily used to fund capital investments in our Electric segment, and increased interest rates on our short-term borrowings.
Nonservice Components of Postretirement Benefits improved by $9.5 million in 2023, having a positive impact on net income, primarily due to a change in actuarial assumptions used to measure our pension benefit and postretirement benefit obligations, including an increase in the discount rate applied and an increase in the expected return on assets assumption.
Other Income increased $10.6 million in 2023 primarily due to an increase in investment income earned on our short-term cash equivalent investments and investment gains from our corporate-owned life insurance policies compared to investment losses in the previous year.
Income Tax Expense decreased $4.1 million in 2023 primarily due to an increase in PTCs produced by our wind and solar generation assets. Our effective tax rate was 19.1% in 2023 and 20.5% in 2022. See Note 12 to our consolidated financial statements included in this report on Form 10-K for additional information regarding factors impacting our effective tax rate.

ELECTRIC SEGMENT RESULTS
The following table summarizes the operating results of our Electric segment for the years ended December 31, 2023 and 2022:

(in thousands)	2023	2022	$ change	% change

Retail Sales Revenue	$455,840	$470,300	$(14,460)	(3.1)%
Transmission Services Revenues	52,555	52,213	342	0.7
Wholesale Revenues	12,459	18,539	(6,080)	(32.8)
Other Electric Revenues	7,505	8,647	(1,142)	(13.2)
Total Operating Revenue	528,359	549,699	(21,340)	(3.9)
Production Fuel	60,339	65,110	(4,771)	(7.3)
Purchased Power	78,292	100,281	(21,989)	(21.9)
Operating and Maintenance Expenses	191,263	181,378	9,885	5.4
Depreciation and Amortization	75,330	72,050	3,280	4.6
Property Taxes	16,614	17,742	(1,128)	(6.4)
Operating Income	$106,521	$113,138	$(6,617)	(5.8)%

Electric kwh Sales (in thousands)
Retail kwh Sales	5,772,215	5,592,368	179,847	3.2%
Wholesale kwh Sales	351,729	267,184	84,545	31.6
Heating Degree Days	6,259	7,122	(863)	(12.1)
Cooling Degree Days	590	531	59	11.1

Our Electric segment operating results are impacted by fluctuations in weather conditions and the resulting demand for electricity for heating and cooling. The following table presents heating and cooling degree days as a percent of normal for the years ended December 31, 2023 and 2022:

	2023	2022

Heating Degree Days	98.4%	112.5%
Cooling Degree Days	127.2%	113.5%

The following table summarizes the estimated effect on diluted earnings per share of the difference in retail sales under actual weather conditions and expected retail sales under normal weather conditions for the years ended December 31, 2023 and 2022, and between years:

	2023 vs Normal	2023 vs 2022	2022 vs Normal

Effect on Diluted Earnings Per Share	$0.02	$(0.09)	$0.11

Retail Revenues decreased $14.5 million primarily due to the following:
•A $26.2 million decrease in fuel recovery revenues, primarily due to lower purchased power and fuel costs arising from decreased market energy costs and natural gas prices, as described below.
•A $5.2 million decrease in revenues from the unfavorable impact of weather compared to last year.
•Our Minnesota rate case, which was finalized in 2022, included a determination of the final interim rate refund and resulted in an additional $4.1 million of retail revenue last year.
The decreases in retail revenues described above were partially offset by the following:
•    A $10.5 million increase in retail revenues from increased sales volumes from commercial and industrial customers, including the impact of a new commercial customer load in North Dakota added during 2022.
•    A $9.6 million increase in rider revenues, including recovery of our investment in the Ashtabula III wind farm, which we acquired in January 2023, and the recovery of our investment in Hoot Lake Solar, which was completed during the year, as well as operating costs associated with these facilities.
Wholesale Revenues decreased $6.1 million primarily due to a 49% decrease in wholesale electric prices driven by decreased fuel costs.
Production Fuel costs decreased $4.8 million due to a 17% decrease in fuel cost per kwh resulting from decreases in natural gas prices, partially offset by an increase in kwhs generated from our natural gas-burning plants.
Purchased Power costs to serve retail customers decreased $22.0 million due to a 14% decrease in the price of purchased power per kwh, primarily due to decreased market energy costs, as well as decreased purchase volumes due to the acquisition of the Ashtabula III wind farm and completion of our Hoot Lake Solar project in the current year. Prior to the acquisition of Ashtabula III, OTP purchased the wind generated electricity from the facility under the terms of a power purchase agreement.

Operating and Maintenance Expense increased $9.9 million primarily due to:
•A $3.9 million increase in labor and benefit costs partially due to increased health insurance costs, wage increases, and increased headcount.
•A $2.2 million increase in vegetative maintenance costs.
•A $1.9 million increase in insurance expense due in part to the addition of Ashtabula III and Hoot Lake Solar to our generation fleet during the year.
•A $1.3 million increase in maintenance related to the addition and operation of Ashtabula III.
These expense increases were partially offset by, among other items, decreased outage-related costs and travel costs compared to the previous year.
Depreciation and Amortization expense increased $3.3 million primarily due to the acquisition of Ashtabula III and continued investment in distribution facilities during the year.
MANUFACTURING SEGMENT RESULTS
The following table summarizes the operating results of our Manufacturing segment for the years ended December 31, 2023 and 2022:

(in thousands)	2023	2022	$ change	% change

Operating Revenues	$402,781	$397,983	$4,798	1.2%
Cost of Products Sold (excluding depreciation)	310,601	315,375	(4,774)	(1.5)
Selling, General, and Administrative Expenses	44,545	37,341	7,204	19.3
Depreciation and Amortization	18,495	16,202	2,293	14.2
Operating Income	$29,140	$29,065	$75	0.3%
Operating Revenues increased $4.8 million primarily due to the combination of the following:
•At BTD, operating revenues increased $12.5 million primarily due to a combination of higher sales volumes and increased pricing. Sales volumes increased 12% compared to the previous year due to strong end market demand in several segments, including the construction, industrial, and agricultural segments, and incremental volumes from additional work with existing customers. Sales price increases were implemented during the year in response to labor and non-steel material cost inflation. Sales price increases and sales volume growth were partially offset by decreased steel prices, resulting in an 11% decrease in material costs, which are passed through to customers.
•At T.O. Plastics, operating revenues decreased $7.7 million primarily due to lower sales volumes. Sales volumes decreased 19% primarily due to decreased sales of horticulture products, as order and delivery lead times for these products have normalized after volatility experienced in the previous year, and customers reduced their inventory levels and are beginning to return to normal seasonal buying patterns.
Cost of Products Sold decreased $4.8 million primarily due to the combination of the following:
•Cost of products sold at BTD increased $0.8 million primarily due to higher sales volumes, as discussed above. Cost of products sold also increased due to lower productivity and inflationary cost pressures which resulted in higher non-steel material, labor and overhead costs. The increase in labor costs and lower level of productivity was partially attributable to increased shift incentives and overtime wages combined with increased staffing levels to meet higher production volumes and the time required for new employees to achieve peak productivity. The impacts of higher sales volumes and increased labor and overhead costs were largely offset by decreased material costs, as discussed above.
•Cost of products sold at T.O. Plastics decreased $5.6 million primarily due to lower sales volumes of horticulture products, as discussed above.
Selling, General, and Administrative Expenses increased $7.2 million primarily due to increased employee compensation from an increase in headcount, inflationary cost pressure and variable compensation driven by current year financial performance.
Depreciation and Amortization increased $2.3 million due to capital expenditures during the year, which included investments in facility improvements and purchases of equipment.
PLASTICS SEGMENT RESULTS
The following table summarizes the operating results for our Plastics segment for the years ended December 31, 2023 and 2022:

(in thousands)	2023	2022	$ change	% change

Operating Revenues	$418,026	$512,527	$(94,501)	(18.4)%
Cost of Products Sold (excluding depreciation)	143,521	227,569	(84,048)	(36.9)
Selling, General, and Administrative Expenses	16,076	16,175	(99)	(0.6)
Depreciation and Amortization	4,027	4,205	(178)	(4.2)
Operating Income	$254,402	$264,578	$(10,176)	(3.8)%

Operating Revenues decreased $94.5 million primarily due to a 14% decrease in sales volumes. Sales volume decreases were attributable to softer end market demand coupled with distributor inventory management, as these customers reduced their inventory levels during the first half of the year after previously building higher inventory levels in response to market uncertainty and supply chain challenges. Operating revenue decreases were also the result of a 5% decrease in sales prices, as prices in 2023 decreased from record highs in 2022.
Cost of Products Sold decreased $84.0 million due to a 26% decrease in the cost per pound of PVC pipe sold, primarily due to lower resin costs, as well as the 14% decrease in sales volumes discussed above.
CORPORATE
The following table summarizes Corporate results of operations for the years ended December 31, 2023 and 2022:

(in thousands)	2023	2022	$ change	% change

Selling, General, and Administrative Expenses	$12,042	$16,202	$(4,160)	(25.7)%
Depreciation and Amortization	102	140	(38)	(27.1)
Operating Loss	$12,144	$16,342	$(4,198)	(25.7)%
Selling, General, and Administrative Expenses decreased $4.2 million primarily due to lower health care costs related to our self-funded health insurance program in 2023 compared to higher claim costs in 2022.

REGULATORY MATTERS
The following provides a summary of OTP's current and recent rate case filings, rate rider filings, and other regulatory filings that have or are expected to have a material impact on our operating results, financial position, or cash flows.
RATE CASES
The following includes a summary of electric rate cases as determined in OTP's most recent general rate case in each state:

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
North Dakota Rate Case: On November 2, 2023, OTP filed a request with the NDPSC for an increase in revenue recoverable under general rates in North Dakota. In its filing, OTP requested a net increase in annual revenue of $17.4 million, or 8.4%, based on an allowed rate of return on rate base of 7.85% and an allowed rate of return on equity of 10.6% on an equity ratio of 53.5% of total capital. Through this proceeding, OTP has proposed changes to the mechanism of cost and investment recovery, with recovery moving from riders into base rates. The filing also includes a proposal to implement a sales adjustment mechanism to address potential significant load additions or losses. The filing included an interim rate request of a net increase in annual revenue of $12.4 million, or 6.0%, which was approved by the NDPSC on December 13, 2023, and interim rates went into effect on January 1, 2024. These interim rate revenues, when collected, are subject to potential refund until the finalization of the rate case.

RATE RIDERS
The following table includes a summary of substantial pending and recently concluded rate rider proceedings:

Recovery			Filing	Amount	Effective
Mechanism	Jurisdiction	Status	Date	(in millions)	Date	Notes

RRR - 2023	MN	Approved	11/01/22	$17.5	07/01/23	Recovery of Hoot Lake Solar costs, Ashtabula III costs, and true up for PTCs from Merricourt.
ECO - 2023	MN	Approved	04/03/23	9.7	10/01/23	Recovery of energy conservation improvement costs as well as a demand side management financial incentive.
RRR - 2024	MN	Requested	12/04/23	8.0	07/01/24	Recovery of Hoot Lake Solar costs, Ashtabula III costs, wind upgrade project costs at our four owned wind facilities, and true up of PTCs for Merricourt.
RRR - 2023	ND	Approved	12/30/22	12.2	05/01/23	Recovery of Merricourt, Ashtabula III and other costs.
RRR - 2022	ND	Approved	01/05/22	7.8	04/01/22	Recovery of Merricourt costs, Ashtabula III costs, and deferred taxes and PTCs.
TCR - 2023	ND	Approved	09/15/22	7.5	01/01/23	Recovery of transmission project costs.
TCR - 2024	ND	Approved	11/02/23	4.5	01/01/24	Recovery of transmission project costs.
GCR - 2022	ND	Approved	03/01/22	3.3	07/01/22	Annual update to generation cost recovery rider.
MDT - 2023	ND	Approved	07/08/22	3.1	01/01/23	Recovery of advanced metering infrastructure, outage management system and demand response projects.
PIR - 2022	SD	Approved	06/01/22	3.0	09/01/22	Recovery of Ashtabula III, Merricourt, Astoria Station, Advanced Grid Infrastructure project costs, and impact of load growth credits.
TCR - 2023	SD	Approved	11/01/22	3.0	03/01/23	Recovery of transmission project costs.

RESOURCE PLANNING
On March 31, 2023, OTP submitted a supplemental resource plan filing to the MPUC, the NDPSC, and the South Dakota Public Utilities Commission (SDPUC). The supplemental filing updated OTP’s original 2022 Integrated Resource Plan (2022 IRP), which was filed on September 1, 2021. In the supplemental filing, OTP outlined its updated plan for meeting all customers’ anticipated capacity and energy needs while maintaining system reliability and low electric service rates in light of several changes that had occurred since the original filing, including significant winter and spring reserve planning margins adopted by MISO, tax credits made available for renewable energy projects under the Inflation Reduction Act, the enactment of the Clean Energy Bill in Minnesota, and volatility experienced in energy and capacity markets.
On December 15, 2023, OTP submitted a second supplemental resource plan filing to the MPUC outlining an updated plan specifically for meeting Minnesota customers’ anticipated capacity and energy needs while maintaining system reliability and low electric service rates. Based on feedback received on the preferred plan outlined in the March 31, 2023 supplemental filing and the inability to reach a consensus on certain aspects of the plan, the second supplemental filing includes a proposal to bifurcate OTP's resource planning by jurisdiction.
Under bifurcated resource planning, it is anticipated that OTP would develop two separate resource plans, one plan developed for Minnesota and a second developed for North Dakota and South Dakota. Each plan would be developed incorporating the assumption that all existing generation resources, except Hoot Lake Solar, would continue to be allocated to all jurisdictions using established jurisdictional allocators. Hoot Lake Solar is currently directly allocated to only Minnesota. As new generation resources are needed for each plan, those generation resources would be allocated to the jurisdiction that is needing the resource. To the extent a common generation resource is needed for both plans, that resource would be allocated using established jurisdictional allocators. This method of resource planning would diverge from OTP’s historical practice of planning on an integrated basis for all jurisdictions served.
With the proposal of bifurcated resource planning, the supplemental filing outlines OTP’s preferred plan for Minnesota only. The preferred plan in this supplemental filing includes:
•repowering four of our existing wind facilities in 2025;
•the addition of approximately 200 megawatts of solar generation in 2025;
•the addition of approximately 100 megawatts of wind generation in 2026;
•the addition of on-site liquefied natural gas fuel storage at our Astoria Station natural gas plant in 2027;
•the designation of Coyote Station, a jointly owned coal-fired generation plant, as an Available Maximum Emergency (AME) Resource beginning in 2029 and annually thereafter;
•a withdrawal from our 35 percent ownership interest in Coyote Station in the event we are required to make a major, non-routine capital investment in the plant; and
•the addition of approximately 50 megawatts of wind generation in 2032.
The preferred plan requests the MPUC issue an order requiring the Minnesota’s jurisdictionally allocated share of the generation from Coyote Station be designated as an AME Resource beginning March 1, 2029, subject to additional analysis to be performed by OTP. AME Resources are resources called on only in the event of a maximum generation event, such as in the cases of extreme heat, cold, or other extreme events. Designating Coyote Station as an AME Resource would allow us to retain Coyote Station’s capacity, thereby providing an important reliability benefit. This also helps ensure we remain compliant with market monitoring regulations and our contractual obligations to the co-owners of Coyote Station while advancing our compliance with Minnesota's carbon-free standard. The supplemental filing requests Minnesota customer rates continue to include the recovery of an allocated share of OTP’s costs associated with owning the plant, and a return on those costs, as well as the fixed costs of operating the plant. The variable cost of operating the plant, which consists primarily of variable fuel costs, would not be attributed to Minnesota customers, except when the plant is called upon to serve Minnesota customers in emergency situations.
The supplemental IRP filing made December 15, 2023 outlines our proposed resource plan for Minnesota. We anticipate filing future resource plans on a bifurcated basis in North Dakota and South Dakota.

LIQUIDITY
LIQUIDITY OVERVIEW
We believe our financial condition is strong and our cash, other liquid assets, operating cash flows, existing lines of credit, access to capital markets, and borrowing ability, because of investment-grade credit ratings, when taken together, provide us ample liquidity to conduct business operations and fund our capital expenditure program. Our liquidity, including our operating cash flows and access to capital markets, could be impacted by macroeconomic factors outside of our control. In addition, our liquidity could be impacted by non-compliance with covenants under our various debt instruments. As of December 31, 2023, we were in compliance with all debt covenants (see the Financial Covenant section under Capital Resources below).
The following table presents the status of our lines of credit as of December 31, 2023 and 2022:

		2023			2022
(in thousands)	Line Limit	Amount Outstanding	Letters of Credit	Amount Available	Amount Available

OTC Credit Agreement	$170,000	$—	$—	$170,000	$170,000
OTP Credit Agreement	170,000	81,422	9,132	79,446	152,223
Total	$340,000	$81,422	$9,132	$249,446	$322,223
OTC and OTP are each party to separate credit agreements (the OTC Credit Agreement and OTP Credit Agreement, respectively) which provide for unsecured revolving lines of credit. Should additional liquidity be needed, the OTC Credit Agreement includes an accordion feature allowing us to increase the amount available to $290 million, subject to certain terms and conditions. The OTP Credit Agreement also includes an accordion feature allowing OTP to increase that facility to $250 million, subject to certain terms and conditions.
As of December 31, 2023, we had $249.4 million of available liquidity under our credit facilities and $230.4 million of available cash and cash equivalents, resulting in total available liquidity of $479.8 million, compared to total available liquidity of $441.2 million as of December 31, 2022.
CASH FLOWS
The following is a discussion of our cash flows for the years ended December 31, 2023 and 2022:

(in thousands)	2023	2022

Net Cash Provided by Operating Activities	$404,499	$389,309

Net Cash Provided by Operating Activities increased $15.2 million primarily due to an increase in net income, the absence of any pension contribution in 2023 due to the plan's funded status, and the timing of customer collections of forecasted fuel costs, partially offset by increased working capital. Working capital increased primarily due to an increase in receivables in our Plastics segment, due to increased sales volumes in the fourth quarter of the current year, and a decrease in payables due to the timing of capital investment spending in our Electric segment and inventory purchases in our Plastics segment compared to last year.
Unique market dynamics experienced by our Plastics segment businesses in 2023 and 2022 resulted in a significant increase in our overall cash from operations compared to prior periods, and we do not expect cash from operations at these levels to continue in future years.

(in thousands)	2023	2022

Net Cash Used in Investing Activities	$289,287	$175,071

Net Cash Used in Investment Activities increased $114.2 million primarily due to a higher amount of Electric segment capital investment compared to last year, including the purchase of the Ashtabula III wind farm, investments in our Hoot Lake Solar facility and several wind repowering projects, transmission and distribution asset investments, and investments in new technology. Capital expenditures in our Manufacturing and Plastics segments increased $23.1 million as a result of investments in additional equipment and facility expansion projects at our Plastics segment facility in Arizona and our Manufacturing segment facility in Georgia.

(in thousands)	2023	2022

Net Cash Used in Financing Activities	$3,835	$96,779

Net Cash Used in Financing Activities decreased $92.9 million primarily due to increased short-term borrowings on our OTP credit facility, which were primarily used to fund capital expenditures in our Electric segment, including the acquisition of the Ashtabula III wind farm. Our financing activities in 2023 included net short-term borrowings of $73.2 million compared to net short-term repayments of $83.0 million in 2022. There was no change in our long-term debt in 2023. In 2022, OTP issued $60.0 million of long-term debt, net of retirements, which was primarily used to fund the repayment of short-term credit facility borrowings and fund capital expenditures. In 2023, we made dividend payments of $73.1 million compared to $68.8 million in 2022.

CAPITAL REQUIREMENTS
CAPITAL EXPENDITURES
Our capital expenditure plan includes investments in electric generation facilities, transmission and distribution lines, manufacturing facilities and upgrades, equipment used in the manufacturing process, and computer hardware and information systems. Our capital expenditure plan is subject to review and is revised in light of changes in demands for energy, technology, environmental laws, regulatory changes, business expansion opportunities, the costs of labor, materials and equipment and our financial condition.
The following provides a summary of capital expenditures for the years ended December 31, 2023 and 2022 for our Electric segment and non-electric businesses and anticipated capital expenditures for the five year period 2024 through 2028:

(in millions)	2022	2023	2024	2025	2026	2027	2028	Total

Electric Segment:
Renewables			$118	$93	$33	$113	$129	$486
Transmission			51	85	111	98	100	445
Distribution			38	39	36	38	39	190
Other			67	37	30	27	25	186
Total Electric Segment	148	241	274	254	210	276	293	1,307
Manufacturing and Plastics Segments	23	46	79	35	27	25	26	192
Total Capital Expenditures	$171	$287	$353	$289	$237	$301	$319	$1,499
CONTRACTUAL OBLIGATIONS
The following table summarizes our contractual obligations at December 31, 2023 and the effect these obligations are expected to have on our liquidity and cash flow in future periods.

(in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Debt Obligations	$908	$81	$80	$42	$705
Interest on Debt Obligations	602	35	70	62	435
Coal Contracts	485	24	49	52	360
Capacity and Energy Requirements	4	—	—	—	4
Postretirement Benefit Obligations	66	5	11	11	39
Other Purchase Obligations (including land easements)	79	6	9	5	59
Operating Lease Obligations	17	6	8	3	—
Total Contractual Cash Obligations	$2,161	$157	$227	$175	$1,602
Coal contract obligations are based on estimated coal consumption and costs for the delivery of coal to Coyote Station from Coyote Creek Mining Company (CCMC) under the Lignite Sales Agreement (LSA) that ends in 2040. Postretirement benefit obligations include estimated cash expenditures for the payment of retiree medical and life insurance benefits and supplemental pension benefits under our unfunded Executive Survivor and Supplemental Retirement Plan (ESSRP), but do not include amounts to fund our noncontributory funded pension plan, as we are not currently required to make any contributions to that plan.
COMMON STOCK DIVIDENDS
We paid dividends to our shareholders totaling $73.1 million, or $1.75 per share, in 2023. The determination of the amount of future cash dividends to be paid will depend on, among other things, our financial condition, level of earnings and cash flows from operations, our capital expenditure plan and our future business prospects. As a result of certain statutory limitations or regulatory or financing agreements, restrictions could occur on the amount of distributions allowed to be made by OTC subsidiaries to OTC. These intercompany distributions serve as the primary source of funding for dividends paid to our shareholders. See Note 14 to our consolidated financial statements included in this report on Form 10-K for additional information. The decision to declare a dividend is reviewed quarterly by our Board of Directors. On February 5, 2024, our Board of Directors increased the quarterly dividend from $0.4375 to $0.4675 per common share.

CAPITAL RESOURCES
Financial flexibility is provided by operating cash flows, borrowing capacity under our lines of credit, strong financial coverages, investment grade credit ratings and alternative financing arrangements such as leasing. Debt financing will be required in the five-year period from 2024 through 2028 to refinance maturing debt and to finance our capital investments within our Electric segment. Our financing plans are subject to change and are impacted by our planned level of capital investments, a decision to reduce borrowings under our lines of credit, to refund or retire early any of our presently outstanding debt, to complete acquisitions or for other corporate purposes.
REGISTRATION STATEMENTS
On May 3, 2021, we filed a shelf registration statement with the SEC under which we may offer for sale, from time to time, either separately or together in any combination, equity, debt or other securities described in the shelf registration statement. The registration statement expires in May 2024, at which time we anticipate filing a new shelf registration statement. No shares were issued pursuant to the registration statement in 2023.
On May 3, 2021, we filed a second registration statement with the SEC for the issuance of up to 1,500,000 common shares under an Automatic Dividend Reinvestment and Share Purchase Plan, which provides shareholders, retail customers of OTP and other interested investors a method of purchasing our common shares by reinvesting their dividends or making optional cash investments. Shares purchased under the plan may be new issue common shares or common shares purchased on the open market. The registration statement expires in May 2024, at which time we plan to file a new registration statement. In 2023, we issued 105,663 shares under the plan. All shares issued under the plan to date have been open market purchases and there have been no new issue shares, resulting in no proceeds received by the Company. As of December 31, 2023, 1,145,330 shares remained available for purchase or issuance under the plan.
SHORT-TERM DEBT
The OTC Credit Agreement and OTP Credit Agreement provide for unsecured revolving lines of credit. The agreements generally bear interest at the Secured Overnight Financing Rate (SOFR) plus an applicable credit spread, which is subject to adjustment based on the credit ratings of the issuer. The weighted-average interest rate on all outstanding borrowings as of December 31, 2023 and 2022 was 6.70% and 5.61%.
The following is a summary of key provisions and borrowing information as of and for the year ended December 31, 2023:

(in thousands, except interest rates)	OTC Credit Agreement	OTP Credit Agreement

Borrowing Limit	$170,000	$170,000
Borrowing Limit if Accordion Exercised[1]	290,000	250,000
Amount Restricted Due to Outstanding Letters of Credit at Year-End	—	9,132
Amount Outstanding at Year-End	—	81,422
Average Amount Outstanding During Year	—	50,883
Maximum Amount Outstanding During the Year	—	87,788
Interest Rate at Year-End	6.85%	6.70%
Expiration Date	October 29, 2027	October 29, 2027

[1]Each facility includes an accordion feature allowing the borrower to increase the borrowing limit if certain terms and conditions are met.
LONG-TERM DEBT
At December 31, 2023, we had $827.0 million of principal outstanding under long-term debt arrangements. Note 9 to our consolidated financial statements included in this report on Form 10-K includes information regarding these instruments. The agreements generally provide for unsecured borrowings at fixed rates of interest with maturities ranging from 2026 to 2052.
Financial Covenants
Certain of our short- and long-term debt agreements require OTC and OTP to maintain certain financial covenants. As of December 31, 2023, we were in compliance with these financial covenants as further described below:
OTC, under its financial covenants, may not permit its ratio of Interest-Bearing Debt to Total Capitalization to exceed 0.60 to 1.00, may not permit its Interest and Dividend Coverage Ratio to be less than 1.50 to 1.00, and may not permit its Priority Indebtedness to exceed 10% of our Total Capitalization. As of December 31, 2023, our Interest-Bearing Debt to Total Capitalization was 0.39 to 1.00, our Interest and Dividend Coverage Ratio was 10.85 to 1.00 and we had no Priority Indebtedness outstanding.
OTP, under its financial covenants, may not permit its ratio of Debt to Total Capitalization to exceed 0.60 to 1.00, may not permit its Interest and Dividend Coverage Ratio to be less than 1.50 to 1.00, and may not permit its Priority Debt to exceed 20% of its Total Capitalization. As of December 31, 2023, OTP's Interest-Bearing Debt to Total Capitalization was 0.46 to 1.00, its Interest and Dividend Coverage Ratio was 3.54 to 1.00 and it had no Priority Indebtedness outstanding.
None of our debt agreements include any provisions that would trigger an acceleration of the related debt as a result of changes in the credit rating levels assigned to the related obligor by rating agencies.

Credit Ratings
The credit ratings of OTC and OTP as of December 31, 2023 are summarized below:

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
We assess the probability of recovery of regulatory assets and the obligations arising from regulatory liabilities on a quarterly basis. Our probability estimates incorporate numerous factors, including recent rate making decisions, historical precedents for similar matters, the regulatory environments in which we operate and the impact these incurred costs may have on our customers. Changes in our assessments regarding the likelihood of recovery or settlement of our regulatory assets and liabilities may have a material impact on our operating results and financial position. Further, if we determine that all or a portion of our utility business no longer meets the criteria for continued application of regulatory accounting, or our regulators disallow recovery of a previously incurred cost or eliminate a regulatory liability, we would be required to remove the associated regulatory assets and liabilities from our consolidated balance sheets and recognize those amounts in the consolidated statement of income as an expense or income item, or in the consolidated statement of comprehensive income as a loss or gain item, in the period in which this accounting treatment is no longer applicable.
As of December 31, 2023 and 2022, we had regulatory assets of $111.8 million and $119.7 million and regulatory liabilities of $302.0 million and $261.8 million. If future recovery of amounts recorded as regulatory assets was no longer probable we would be required to recognize an expense or loss in the period in which recovery was deemed to no longer be probable.
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
At December 31, 2023, we set the discount rate used to measure our pension plan obligations at 5.57% and at 5.53% to measure postretirement healthcare obligations, a six and one basis point increase, respectively, from the estimates used at December 31, 2022. Our estimates used to determine benefit cost for 2023 included a discount rate of 5.51% for pension benefits and 5.52% for postretirement healthcare costs, a 248 and 251 basis point increase, respectively, from 2022 estimates. The 5.52% discount rate for postretirement healthcare costs was adjusted to 6.06% effective September 30, 2023, in connection with a remeasurement of our plan liability due to an amendment to the plan. The adjustment to 6.06% was a 305 basis point increase from the 2022 estimate. In addition, we estimated our assumed rate of return on pension assets to be 7.00% for 2023, a 70 basis point increase from our 2022 estimate.
The following table summarizes the impact on 2023 pension and postretirement costs for a 25 basis point increase or decrease, holding all other variables constant, on certain key assumptions:

(in thousands)	+0.25	-0.25

Pension Plan:
Discount Rate	$65	$(72)
Rate of Increase in Future Compensation	259	245
Long-Term Return on Plan Assets	(926)	926
Other Postretirement Benefits:
Discount Rate	13	3

For 2024, we expect pension and other postretirement benefit income to be $8.5 million compared to $9.5 million of income in 2023, due to the impacts of updated actuarial assumptions. See additional information at footnote 10 of the consolidated financial statements.
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
Estimating the fair value of a reporting unit under the quantitative impairment method requires significant judgments and estimates. We estimate the fair value of our reporting units primarily using an income approach, which includes a discounted cash flow methodology to arrive at a fair value estimate by determining the present value of projected future cash flows over a specified period plus a terminal value to reflect cash flows beyond the projection period. The discount rate applied to the estimated future cash flows reflects our estimate of the weighted-average cost of capital of comparable entities. To supplement our income approach, we reference various market indications of fair value, where available, and include fair value estimates using multiples derived from comparable enterprise values to earnings before interest, taxes, depreciation, and amortization (EBITDA), and, if available, comparable sales transactions for comparative peer companies.
Our discounted cash flow methodology incorporates significant estimates, which include assumptions of future operating results and cash flows, which are impacted by economic and industry conditions, the amount and timing of estimated capital expenditures, an estimated terminal growth rate and the selection of an appropriate weighted-average cost of capital, among others.
Our goodwill impairment testing performed in the fourth quarter of 2023 indicated no impairment was present for either reporting unit and the estimated fair value of each reporting unit substantially exceeded the respective carrying value. As part of our testing, we perform various sensitivity analyses to understand if our conclusions are sensitive to changes in certain assumptions. A 1% decrease in projected operating revenues, a one hundred basis point decrease in projected gross profit margins and a twenty five basis point increase in the discount rate would not lead to a goodwill impairment charge for either reporting unit.

We believe the estimates and assumptions used in our impairment assessments are reasonable and based on the best information available. However, these estimates and assumptions include an inherent degree of uncertainty. Significant adverse changes in our expectations for any of these estimates could result in an impairment charge in a future period which may materially impact our operating results and financial position.

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
OTP, where prudent, seeks to further manage its exposure to commodity price variability and reduce volatility in prices for its retail customers through the use of derivative instruments, primarily financial swap agreements. OTP does not engage in derivative and hedging activities for trading purposes. As of December 31, 2023, OTP was party to financial swap agreements with an aggregate notional amount of 187,400 megawatt-hours of electricity with various settlement dates throughout 2024. As of December 31, 2023, the aggregate fair value of these instruments was $4.2 million, reflected as a liability on our consolidated balance sheets. Holding other variables constant, a ten percent change in energy prices would have had an approximate $0.7 million impact on the fair value of these instruments.
Our Manufacturing segment businesses are exposed to market risk arising from changes in commodity prices for certain raw material inputs, including steel, aluminum, and polystyrene and other plastics resins. We manage commodity price risk by passing changes in the cost of these input materials through to our customers. If our efforts to manage commodity price risk are unsuccessful, the operating revenues and earnings of our Manufacturing segment could be impacted.
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
Interest Rate Risk
Our exposure to interest rate risk arises from our outstanding short-term debt which is subject to variable rates of interest based on benchmark interest rates, primarily SOFR, and our cash equivalent investments, which earn income at a rate that fluctuates daily, based on changes in U.S. treasury rates. As of December 31, 2023 and 2022, we had $81.4 million and $8.2 million of short-term debt outstanding. Holding other variables constant, a 100 basis point change in interest rates during 2023 would have had an approximate $0.5 million impact to interest expense in 2023 based on our average outstanding short-term debt during the year. As of December 31, 2023 and 2022, we had $219.7 million and $105.8 million invested in cash equivalent investments. Holding other variables constant, a 100 basis point change in the average interest rates during 2023 would have had an approximate $1.5 million impact to our investment income in 2023 based on our average outstanding investment balance during the year.
All of our outstanding long-term debt obligations as of December 31, 2023 and 2022 had fixed interest rates and were not subject to material interest rate risk. We manage our interest rate risk through the issuance of fixed-rate debt with varying maturities, by limiting the amount of variable interest rate debt and the utilization of short-term borrowings to allow flexibility in the timing and placement of long-term debt.
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
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Otter Tail Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Otter Tail Corporation and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
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
The Company is subject to regulation of rates and other matters by state and federal regulatory agencies (collectively, the “Commissions”), which have jurisdiction with respect to the rates of electric distribution companies in Minnesota, North Dakota and South Dakota. The Company assesses the probability of recovery of regulatory assets and the obligations arising from regulatory liabilities on a quarterly basis. Probability estimates incorporate numerous factors, including recent rate making decisions, historical precedents for similar matters, the regulatory environments in which the Company operates, and the impact that incurred costs may have on customers.
There is a risk that the Commissions will not approve full recovery of the costs of providing utility service or full recovery of all amounts invested in the utility business and a reasonable return on that investment. As a result, we identified the impact of rate regulation as a critical audit matter due to the significant judgments made by management to support its assertions about impacted account balances and disclosures and the high degree of subjectivity involved in assessing the impact of future regulatory orders on the financial statements. Management judgments include the recording of regulatory assets for certain costs which otherwise would be recognized in the statement of income or comprehensive income based on an expectation that the costs will be recovered in future rates and the recording of regulatory liabilities for certain credits which would otherwise be recognized in the statement of income or comprehensive income based on an expectation that the amount will be returned to customers in future rates. Given that management’s accounting judgements are based on assumptions about the outcome of future decisions by the Commissions, auditing these judgments required specialized knowledge of accounting for rate regulation and the rate setting process due to its inherent complexities.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the uncertainty of future decisions by the Commissions included the following, among others:
•We tested the effectiveness of management’s controls over the evaluation of the likelihood of (1) the recovery in future rates of costs incurred as regulatory assets, and (2) a refund or a future reduction in rates that should be reported as regulatory liabilities. We also tested the effectiveness of management’s controls over the initial recognition of amounts as regulatory assets or liabilities, the monitoring and evaluation of regulatory developments that may affect the likelihood of recovering costs in future rates or of a future reduction in rates, and the related disclosures in the notes to the financial statements.
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
•We obtained an analysis from management regarding probability of recovery for regulatory assets or refund or future reduction in rates for regulatory liabilities not yet addressed in a regulatory order to assess management’s assertion that amounts are probable of recovery or a future reduction in rates.

/s/ Deloitte & Touche LLP
Minneapolis, Minnesota
February 14, 2024
We have served as the Company's auditor since 1944.

OTTER TAIL CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except share data)	2023	2022

Assets
Current Assets
Cash and Cash Equivalents	$230,373	$118,996
Receivables, net of allowance for credit losses	157,143	144,393
Inventories	149,701	145,952
Regulatory Assets	16,127	24,999
Other Current Assets	16,826	18,412
Total Current Assets	570,170	452,752
Noncurrent Assets
Investments	62,516	54,845
Property, Plant and Equipment, net of accumulated depreciation	2,418,375	2,212,717
Regulatory Assets	95,715	94,655
Intangible Assets, net of accumulated amortization	6,843	7,943
Goodwill	37,572	37,572
Other Noncurrent Assets	51,377	41,177
Total Noncurrent Assets	2,672,398	2,448,909
Total Assets	$3,242,568	$2,901,661

Liabilities and Shareholders' Equity
Current Liabilities
Short-Term Debt	$81,422	$8,204
Accounts Payable	94,428	104,400
Accrued Salaries and Wages	38,134	32,327
Accrued Taxes	26,590	19,340
Regulatory Liabilities	25,408	17,300
Other Current Liabilities	43,775	56,065
Total Current Liabilities	309,757	237,636
Noncurrent Liabilities and Deferred Credits
Pension Benefit Liability	33,101	33,210
Other Postretirement Benefits Liability	27,676	46,977
Regulatory Liabilities	276,547	244,497
Deferred Income Taxes	237,273	221,302
Deferred Tax Credits	15,172	15,916
Other Noncurrent Liabilities	75,977	60,985
Total Noncurrent Liabilities and Deferred Credits	665,746	622,887
Commitments and Contingencies (Note 13)
Capitalization
Long-Term Debt	824,059	823,821
Shareholders' Equity
Common Stock: 50,000,000 shares authorized of $5 par value; 41,710,521 and 41,631,113 outstanding at December 31, 2023 and 2022	208,553	208,156
Additional Paid-In Capital	426,963	423,034
Retained Earnings	806,342	585,212
Accumulated Other Comprehensive Income	1,148	915
Total Shareholders' Equity	1,443,006	1,217,317
Total Capitalization	2,267,065	2,041,138
Total Liabilities and Shareholders' Equity	$3,242,568	$2,901,661
See accompanying notes to consolidated financial statements.

OTTER TAIL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(in thousands, except per-share amounts)	2023	2022	2021

Operating Revenues
Electric	$528,359	$549,699	$480,321
Product Sales	820,807	910,510	716,523
Total Operating Revenues	1,349,166	1,460,209	1,196,844
Operating Expenses
Electric Production Fuel	60,339	65,110	59,327
Electric Purchased Power	78,292	100,281	65,409
Electric Operating and Maintenance Expenses	191,263	181,378	159,669
Cost of Products Sold (excluding depreciation)	454,122	542,944	488,370
Nonelectric Selling, General, and Administrative Expenses	72,663	69,718	65,394
Depreciation and Amortization	97,954	92,597	91,358
Electric Property Taxes	16,614	17,742	17,609
Total Operating Expenses	971,247	1,069,770	947,136
Operating Income	377,919	390,439	249,708
Other Income and Expense
Interest Expense	(37,677)	(36,016)	(37,771)
Nonservice Cost Components of Postretirement Benefits	10,597	1,075	(2,016)
Other Income (Expense), net	12,650	2,037	2,900
Income Before Income Taxes	363,489	357,535	212,821
Income Tax Expense	69,298	73,351	36,052
Net Income	$294,191	$284,184	$176,769

Weighted-Average Common Shares Outstanding:
Basic	41,668	41,586	41,491
Diluted	42,039	41,931	41,818
Earnings Per Share:
Basic	$7.06	$6.83	$4.26
Diluted	$7.00	$6.78	$4.23
See accompanying notes to consolidated financial statements.

OTTER TAIL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
(in thousands)	2023	2022	2021

Net Income	$294,191	$284,184	$176,769
Other Comprehensive Income (Loss):
Unrealized Gain (Loss) on Available-for-Sale Securities, net of tax (expense) benefit of $(51), $115 and $52	192	(432)	(196)
Pension and Other Postretirement Benefit Plan, net of tax expense of $14, $2,769 and $766	41	7,871	2,179
Total Other Comprehensive Income	233	7,439	1,983
Total Comprehensive Income	$294,424	$291,623	$178,752
See accompanying notes to consolidated financial statements.

OTTER TAIL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(in thousands, except common stock outstanding)	Common Stock Outstanding	Par Value, Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity

Balance, December 31, 2020	41,469,879	$207,349	$414,246	$257,878	$(8,507)	$870,966
Stock Issued Under Dividend Reinvestment and Stock Purchase Plans, Net of Expenses	11,540	58	446	—	—	504
Stock Issued Under Share-Based Compensation Plans, Net of Shares Withheld for Employee Taxes	70,105	351	(1,840)	—	—	(1,489)
Net Income	—	—	—	176,769	—	176,769
Other Comprehensive Income	—	—	—	—	1,983	1,983
Stock Compensation Expense	—	—	6,908	—	—	6,908
Common Dividends ($1.56 per share)	—	—	—	(64,864)	—	(64,864)
Balance, December 31, 2021	41,551,524	$207,758	$419,760	$369,783	$(6,524)	$990,777
Employee Stock Purchase Plan Expenses	—	—	(219)	—	—	(219)
Stock Issued Under Share-Based Compensation Plans, Net of Shares Withheld for Employee Taxes	79,589	398	(3,321)	—	—	(2,923)
Net Income	—	—	—	284,184	—	284,184
Other Comprehensive Income	—	—	—	—	7,439	7,439
Stock Compensation Expense	—	—	6,814	—	—	6,814
Common Dividends ($1.65 per share)	—	—	—	(68,755)	—	(68,755)
Balance, December 31, 2022	41,631,113	$208,156	$423,034	$585,212	$915	$1,217,317
Employee Stock Purchase Plan Expenses	—	—	(339)	—	—	(339)
Stock Issued Under Share-Based Compensation Plans, Net of Shares Withheld for Employee Taxes	79,408	397	(3,485)	—	—	(3,088)
Net Income	—	—	—	294,191	—	294,191
Other Comprehensive Income	—	—	—	—	233	233
Stock Compensation Expense	—	—	7,753	—	—	7,753
Common Dividends ($1.75 per share)	—	—	—	(73,061)	—	(73,061)
Balance, December 31, 2023	41,710,521	$208,553	$426,963	$806,342	$1,148	$1,443,006
See accompanying notes to consolidated financial statements.

OTTER TAIL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in thousands)	2023	2022	2021

Operating Activities
Net Income	$294,191	$284,184	$176,769
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	97,954	92,597	91,358
Deferred Tax Credits	(744)	(745)	(744)
Deferred Income Taxes	13,508	32,424	28,896
Discretionary Contribution to Pension Plan	—	(20,000)	(10,000)
Investment (Gains) Losses	(7,222)	3,296	(4,524)
Stock Compensation Expense	7,753	6,814	6,908
Other, net	(423)	(1,473)	667
Changes in Operating Assets and Liabilities:
Receivables	(12,750)	30,560	(60,994)
Inventories	(2,450)	5,339	(54,313)
Regulatory Assets	12,479	(2,464)	(4,803)
Other Assets	2,817	(368)	(14,146)
Accounts Payable	(9,988)	(29,763)	38,734
Accrued and Other Liabilities	6	(5,490)	28,386
Regulatory Liabilities	20,973	(6,846)	1,948
Pension and Other Postretirement Benefits	(11,605)	1,244	7,101
Net Cash Provided by Operating Activities	404,499	389,309	231,243
Investing Activities
Capital Expenditures	(287,134)	(171,134)	(171,829)
Proceeds from Disposal of Noncurrent Assets	6,225	4,346	9,702
Purchases of Investments and Other Assets	(8,378)	(8,283)	(9,383)
Net Cash Used in Investing Activities	(289,287)	(175,071)	(171,510)
Financing Activities
Net Borrowings (Repayments) on Short-Term Debt	73,218	(82,959)	10,166
Proceeds from Issuance of Common Stock	—	—	696
Proceeds from Issuance of Long-Term Debt	—	90,000	140,000
Payments for Retirement of Long-Term Debt	—	(30,000)	(140,169)
Dividends Paid	(73,061)	(68,755)	(64,864)
Payments for Shares Withheld for Employee Tax Obligations	(3,088)	(2,942)	(1,507)
Other, net	(904)	(2,123)	(3,681)
Net Cash Used in Financing Activities	(3,835)	(96,779)	(59,359)
Net Change in Cash and Cash Equivalents	111,377	117,459	374
Cash and Cash Equivalents at Beginning of Period	118,996	1,537	1,163
Cash and Cash Equivalents at End of Period	$230,373	$118,996	$1,537

Supplemental Disclosures of Cash Flow Information
Cash Paid During the Year for:
Interest, net of amount capitalized	$36,956	$35,699	$36,881
Income Taxes	$46,284	$43,411	$8,445
Supplemental Disclosure of Noncash Investing Activities
Accrued Property, Plant and Equipment Additions	$13,001	$12,420	$12,081
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
Reclassifications
Certain reclassifications of amounts previously reported have been made to the accompanying consolidated statements of cash flows to maintain consistency and comparability between periods presented. Other, net operating cash flows previously reported for the years ended December 31, 2022 and 2021, included $3.3 million of investment losses and $4.5 million of investment gains, respectively, which are presented separately in the current year, and excluded $1.7 million and $0.8 million of allowance for equity funds used during construction (AFUDC), which were previously presented separately. The reclassifications had no impact on previously reported net cash provided by operating activities, net cash used in investing activities, net cash used in financing activities, or cash and cash equivalents. Certain prior period amounts related to deferred tax assets and deferred tax liabilities included in footnote 12 have been reclassified to conform to the current year presentation.
Regulatory Accounting
Our regulated electric utility company, Otter Tail Power Company (OTP), is subject to regulation of rates and other matters by state utility commissions in Minnesota, North Dakota and South Dakota and by the FERC for certain interstate operations. OTP accounts for the financial effects of regulation in accordance with accounting guidance for regulated operations. This guidance allows for the recording of a regulatory asset for certain costs which otherwise would be recognized in the statement of income or comprehensive income based on an expectation that the cost will be recovered in future rates. This guidance also requires the recording of a regulatory liability for certain credits which would otherwise be recognized in the statement of income or comprehensive income based on an expectation that the amount will be returned to customers in future rates. Amounts recorded as regulatory assets and regulatory liabilities are generally recognized in the statements of income at the time they are reflected in customer rates. In the event OTP ceases to meet the criteria to apply the guidance for regulated operations, the regulatory assets and liabilities that no longer meet such criteria would be removed from the consolidated balance sheets and included in the consolidated statement of income as an expense or income item, or in the consolidated statement of comprehensive income as a loss or gain item, in the period in which the application of this guidance ceases.
Cash Equivalents
We consider all highly liquid investments purchased with maturity dates of 90 days or less to be cash equivalents.
Concentration of Deposits
We hold deposits with financial institutions which potentially subject us to a concentration risk. These deposits are guaranteed by the Federal Deposit Insurance Corporation up to an insurance limit of $250,000. Currently, our cash deposits exceed federally insured levels.
Revenue from Contracts with Customers
Due to our diverse business operations, the recognition of revenue from contracts with customers depends on the product produced and sold or service performed. We recognize revenue from contracts with customers at prices that are fixed or determinable as evidenced by an agreement with the customer, when we have met our performance obligation under the contract and it is probable that we will collect the amount to which we are entitled in exchange for the goods or services transferred or to be transferred to the customer. Depending on the product produced and sold or service performed and the terms of the agreement with the customer, we recognize revenue either over time, in the case of delivery or transmission of electricity or related services or the production and storage of certain custom-made products, or at a point in time for the delivery of standardized products and other products made to customer specifications where the terms of the contract require transfer of the completed product. Provisions for sales returns, early payment discounts, and volume-based variable pricing incentives are recorded as reductions to revenue at the time revenue is recognized based on customer history, historical information and current trends. We include revenues received for shipping and handling in operating revenues. Expenses paid for shipping and handling are recorded as part of cost of products sold. Sales or other taxes collected from customers are excluded from operating revenues.

Electric Segment Revenues. Most Electric segment revenues are earned from the generation, transmission and sale of electricity to retail customers at rates approved by state regulatory commissions. OTP also earns revenue from the transmission of electricity for others over the transmission assets it owns separately, or jointly with other transmission service providers, under rate tariffs established by the independent transmission system operator and approved by the FERC. A third source of revenue for OTP comes from the generation and sale of electricity to wholesale customers at contract or market rates. Revenues from all these sources meet the criteria to be classified as revenue from contracts with customers and are recognized over time as energy is delivered or transmitted. Revenue is recognized based on the metered quantity of electricity delivered or transmitted at the applicable rates. For electricity delivered and consumed after a meter is read but prior to the end of the reporting period, OTP records revenue and an unbilled receivable based on estimates of the amount of energy delivered to the customer.
Manufacturing Segment Revenues. Our Manufacturing segment businesses earn revenue predominantly from the production and delivery of custom-made or standardized parts and products to customers across several industries and from the production and sale of tools and dies to other manufacturers. For the production and delivery of standardized products and other products made to customer specifications where the terms of the contract require transfer of the completed product, we have met our performance obligation and recognize revenue at the point in time when the product is shipped. At this point we have no further obligation to provide services related to such products. The shipping terms used in these transactions are free on board (FOB) shipping point.
Plastics Segment Revenues. Our Plastics segment businesses earn revenue predominantly from the sale and delivery of standardized PVC pipe products produced at their manufacturing facilities. Revenue from the sale of these products is recognized at the point in time when the product is shipped as there is no further obligation to provide services related to such products and the shipping terms are FOB shipping point. We have one customer within our Plastics segment for which we produce and store a product made to the customer’s specifications and design under a build and hold agreement. For sales to this customer, we recognize revenue as the custom-made product is produced, adjusting the amount of revenue for volume rebate variable pricing considerations we expect the customer will earn and applicable early payment discounts we expect the customer will take. Ownership of the pipe transfers to the customer prior to delivery and we are paid a negotiated fee for storage of the pipe. Revenue for storage of the pipe is recognized over time as the pipe is stored.
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
Inventories consist of the following as of December 31, 2023 and 2022:

(in thousands)	2023	2022

Finished Goods	$47,614	$43,812
Work in Process	26,354	31,766
Raw Material, Fuel and Supplies	75,733	70,374
Total Inventories	$149,701	$145,952

Investments
We invest in and hold, through rabbi trusts, corporate-owned life insurance policies to provide future funding for obligations under our supplemental pension plan and a nonqualified deferred compensation plan. The polices are recorded at cash surrender value and there are no restrictions on our ability to surrender the policies.
We hold debt, mutual fund, and money market fund investments either as investments within our captive insurance entity or to provide future funding for obligations under nonqualified deferred compensation plans. These investments are recorded at fair value. Debt securities are deemed to be available-for-sale securities, accordingly unrealized gains and losses are generally excluded from earnings and recognized in accumulated other comprehensive income. We evaluate whether declines in fair value of debt securities below the cost basis are other-than-temporary. Declines in fair value deemed to be other-than-temporary result in the recognition of unrealized losses, or a portion thereof, in earnings. Unrealized gains and losses on mutual and money market funds are recognized in earnings immediately.
The following is a summary of our investments at December 31, 2023 and 2022:

(in thousands)	2023	2022

Corporate-Owned Life Insurance Policies	$42,287	$38,991
Corporate and Government Debt Securities	9,303	8,761
Mutual Funds	7,771	5,503
Money Market Funds	3,125	1,560
Other Investments	30	30
Total Investments	$62,516	$54,845
The amount of unrealized gains and losses on debt securities as of December 31, 2023 and 2022 is not material and no unrealized losses were deemed to be other-than-temporary. In addition, the amount of unrealized gains and losses on marketable equity securities still held as of December 31, 2023 and 2022 is not material.
Property, Plant and Equipment
Electric plant is stated at original cost. The cost of additions includes contracted work, direct labor and materials, allocable overheads and AFUDC. The amount of interest capitalized to electric plant was $1.9 million in 2023, $0.9 million in 2022 and $0.6 million in 2021. The cost of depreciable units of property retired less salvage is charged to accumulated depreciation. Amounts recovered in rates for future removal costs are recorded as regulatory liabilities. Removal costs, when incurred, are charged against the regulatory liability. Maintenance, repairs and replacement of minor items are charged to operating expenses as incurred. The provisions for utility depreciation for financial reporting purposes are made on the straight-line method based on the estimated remaining service lives of the properties. Gains or losses on group asset dispositions are recorded to accumulated depreciation and impact current and future depreciation rates.
Property, plant and equipment of nonelectric operations are carried at historical cost and are depreciated on a straight-line basis over the assets’ estimated useful lives. The cost of additions includes contracted work, direct labor and materials, allocable overheads and capitalized interest. No interest was capitalized in 2023, 2022 or 2021. Maintenance and repairs are expensed as incurred. Gains or losses on asset dispositions are included in the determination of operating income.
The estimated service lives for rate-regulated electric assets and nonelectric assets are included below:

	Service Life Range
(years)	Low	High

Electric Assets:
Production Plant	21	114
Transmission Plant	51	75
Distribution Plant	10	70
General Plant	5	56
Nonelectric Assets:
Equipment	2	20
Buildings and Leasehold Improvements	2	40

Jointly Owned Facilities
OTP is a joint owner in two coal-fired steam-powered electric generation plants: Big Stone Plant near Big Stone City, South Dakota and Coyote Station near Beulah, North Dakota. OTP is also a joint owner, with other regional utilities, in five major transmission lines. OTP's interest in each jointly owned facility is reflected in the consolidated balance sheets on a pro-rata basis and OTP's share of direct revenue and expenses are included in operating revenues and expenses in the consolidated statements of income. Each participant in the jointly owned facilities finances their own investments.
Goodwill and Other Intangible Assets
Goodwill is recognized and initially measured as any excess of the acquisition-date consideration transferred in a business combination over amounts recognized for the net identifiable assets acquired. Goodwill is not amortized, but is tested for impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not result in an impairment of goodwill. Impairment testing is performed at the reporting unit level, which is defined as an operating segment or one level below an operating segment. We perform our impairment testing in the fourth quarter of each year and have identified three reporting units that carry a goodwill balance.
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
Cloud Computing Costs
We capitalize implementation costs incurred in cloud computing arrangements that are service contracts consistent with capitalized implementation costs incurred to develop or obtain internal-use software. Costs are amortized on a straight-line basis over the life of the associated contract. Capitalized implementation costs are amortized over periods up to ten years. Capitalized costs and related accumulated amortization are included in other noncurrent assets on the consolidated balance sheets. Below are the amounts of capitalized cost and related accumulated amortization as of December 31, 2023 and 2022:

(in thousands)	2023	2022

Cloud Computing Costs	$12,782	$9,024
Accumulated Amortization	$(1,505)	$(897)
Cloud Computing Costs, net	$11,277	$8,127
Amortization expense of capitalized implementation costs for each of the years ended December 31, 2023, 2022 and 2021 totaled $1.3 million, $1.4 million, and $0.5 million.
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
We have elected to account for transferable tax credits as a component of our income tax provision. We recognize the benefit of PTCs as a reduction of income tax expense in the period the credit is generated, which corresponds to the period the energy production occurs. We apply the deferral method of accounting for ITCs and state wind energy credits. Under this method, ITCs and state wind energy credits are amortized as a reduction to income tax expense over the estimated useful lives of the underlying property that gave rise to the credit.
Deferred Compensation Plans
The Company sponsors two nonqualified deferred compensation plans for the benefit of executive officers and other select employees. Each plan allows participants to defer a specified amount or percentage of base wages or incentive compensation into the plan, subject to certain limitations. The Company, at its discretion, may make employer contributions to either plan during any annual period. Participant and employer deferred amounts are segregated into one or more accounts chosen by the participant. Participants earn a return on deferred amounts based on notional investments in the segregated accounts. Participants can elect lump sum distributions or annual installments of deferred balances during the participant's employment or upon retirement. As of December 31, 2023 and 2022, our liability to participants under these deferred compensation plans was $24.6 million and $20.6 million. Company contributions to these plans were $1.2 million, $0.9 million and $1.1 million for the years ended December 31, 2023, 2022 and 2021. Gains or (losses) recognized due to changes in our payment obligations in connection with these plans amounted to ($3.3 million), $3.1 million, and ($2.2 million) for the years ended December 31, 2023, 2022 and 2021.
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
Related Parties
The Otter Tail Corporation Foundation and Otter Tail Power Company Foundation are independent not-for-profit charitable entities affiliated with the Company and are not included in the consolidated financial statements of Otter Tail Corporation. Contribution obligations to the two foundations totaling $5.5 million and $4.3 million were recognized as of December 31, 2023 and 2022. Cash contributions paid to the two foundations during the years ended December 31, 2023, 2022 and 2021 were $4.3 million, $4.5 million, and $3.8 million.
Variable Interest Entity
In October 2012, the Coyote Station owners, including OTP, entered into an LSA with Coyote Creek Mining Company, LLC, a subsidiary of The North American Coal Corporation, for the purchase of lignite coal to meet the coal supply requirements of Coyote Station for the period beginning in May 2016 and ending in December 2040. The price per ton paid by the Coyote Station owners under the LSA reflects the cost of production, along with an agreed upon profit and capital charge. CCMC was formed for the purpose of mining coal to meet the coal fuel supply requirements of Coyote Station from May 2016 through December 2040 and, based on the terms of the LSA, is considered a variable interest entity (VIE) due to the transfer of all operating and economic risk to the Coyote Station owners, as the agreement is structured so that the price of the coal would cover all costs of operations as well as future reclamation costs. The Coyote Station owners are required to buy certain assets of CCMC at book value should they terminate the contract prior to the end of the contract term and are providing a guarantee of the value of the equity of CCMC because the Coyote Station owners are required to buy the membership interests of CCMC at the end of the contract term at equity value. Under current accounting standards, the primary beneficiary of a VIE is required to include the assets, liabilities, results of operations and cash flows of the VIE in its consolidated financial statements. No single owner of Coyote Station owns a majority interest in Coyote Station and none, individually, has the power to direct the activities that most significantly impact CCMC. Therefore, none of the owners individually, including OTP, is considered the primary beneficiary of the VIE and the Company is not required to include CCMC in its consolidated financial statements.

If the LSA terminates prior to the expiration of its term or the production period terminates prior to December 31, 2040 and the Coyote Station owners purchase all of the outstanding membership interests of CCMC, the owners will satisfy or, if permitted by CCMC’s applicable lenders, assume all of CCMC’s obligations owed to CCMC’s lenders under its loans and leases. The Coyote Station owners have limited rights to assign their rights and obligations under the LSA without the consent of CCMC’s lenders during any period in which CCMC’s obligations to its lenders remain outstanding. In the event the contract is terminated prior to the end of the term due to certain events, OTP’s maximum loss exposure, as a result of its involvement with CCMC, could be as high as $40 million, or OTP’s 35% share of CCMC’s unrecovered costs as of December 31, 2023, if recovery of such a loss is denied by regulatory authorities.
Recent Accounting Pronouncements
Segment Reporting. In November 2023, the Financial Accounting Standards Board (FASB) issued amended authoritative guidance codified in Accounting Standards Codification (ASC) 280, Segment Reporting. The amended guidance expands annual and interim disclosure requirements for reportable segments, primarily through expanded disclosures about significant segment expenses. The updated standard is effective for our annual periods beginning in 2024 and interim periods beginning in the first quarter of fiscal 2025. Adoption of the amended guidance must be applied retrospectively to all prior periods presented in the financial statements. We are currently evaluating the impact that the updated standard will have on our financial statement disclosures.
Income Taxes. In December 2023, the FASB issued amended authoritative guidance codified in ASC 740, Income Taxes. The amended guidance requires additional disaggregated information in effective tax rate reconciliation disclosures and additional disaggregated information about income taxes paid. The updated standard is effective for our annual periods beginning in 2025. The amended guidance is to be applied on a prospective basis with the option to apply the standard retrospectively. We are currently evaluating the impact that the updated standard will have on our financial statement disclosures.
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
Certain assets, income and expenses are not allocated to our operating segments. Corporate operating results include items such as corporate staff and overhead costs, the results of our captive insurance company, gains or losses on our investments and returns on our cash equivalent investments. These items and others are excluded from the measurement of operating segment performance. Corporate assets consist primarily of cash, investments, prepaid expenses, and fixed assets. Corporate is not an operating segment, rather it is added to operating segment totals to reconcile to consolidated amounts.

Information for each segment and our unallocated corporate costs for the years ended December 31, 2023, 2022 and 2021 are as follows:

(in thousands)	2023	2022	2021

Operating Revenue
Electric	$528,359	$549,699	$480,321
Manufacturing	402,781	397,983	336,294
Plastics	418,026	512,527	380,229
Total	1,349,166	1,460,209	1,196,844
Depreciation and Amortization
Electric	75,330	72,050	71,343
Manufacturing	18,495	16,202	15,436
Plastics	4,027	4,205	4,354
Corporate	102	140	225
Total	97,954	92,597	91,358
Operating Income (Loss)
Electric	106,521	113,138	106,964
Manufacturing	29,140	29,065	24,114
Plastics	254,402	264,578	132,760
Corporate	(12,144)	(16,342)	(14,130)
Total	377,919	390,439	249,708
Interest Expense
Electric	33,864	31,950	33,043
Manufacturing	2,295	2,796	2,239
Plastics	602	585	587
Corporate	916	685	1,902
Total	37,677	36,016	37,771
Income Tax Expense (Benefit)
Electric	1,648	5,065	1,663
Manufacturing	5,390	5,321	4,704
Plastics	66,066	68,688	34,374
Corporate	(3,806)	(5,723)	(4,689)
Total	69,298	73,351	36,052
Net Income (Loss)
Electric	84,424	79,974	72,458
Manufacturing	21,454	20,950	17,186
Plastics	187,748	195,374	97,823
Corporate	565	(12,114)	(10,698)
Total	294,191	284,184	176,769
Capital Expenditures
Electric	240,695	147,869	140,031
Manufacturing	23,284	17,954	20,690
Plastics	23,029	5,245	11,040
Corporate	126	66	68
Total	$287,134	$171,134	$171,829
The following provides the identifiable assets by segment and corporate assets as of December 31, 2023 and 2022:

(in thousands)	2023	2022

Identifiable Assets
Electric	$2,533,831	$2,351,961
Manufacturing	251,343	245,869
Plastics	164,179	126,318
Corporate	293,215	177,513
Total	$3,242,568	$2,901,661

Concentrations
Our Plastics segment businesses use PVC resin as a critical component within their PVC pipe manufacturing process. There are a limited number of PVC resin suppliers in the U.S., and in 2023, we sourced all of our PVC resin needs from three vendors. Although there are a limited number of PVC resin suppliers, we believe that other suppliers could provide PVC resin on comparable terms. Additionally, most U.S. resin production plants are located in the Gulf Coast region. These plants are subject to the risk of damage and production shutdowns because of exposure to hurricanes or other extreme weather events that occur in this region. The loss of a key vendor, or any interruption or delay in the supply of PVC resin could cause production delays, a possible loss of sales, or result in increased costs to secure resin, all of which would adversely affect our operating results.
Entity-Wide Information
No single customer accounted for over 10% of our consolidated operating revenues for the years ended December 31, 2023, 2022 and 2021. All of our long-lived assets are located within the United States and substantially all of our operating revenues are from customers located within the United States.
3. Revenue
We present our operating revenues from external customers, in total and by amounts arising from contracts with customers and ARP arrangements, disaggregated by revenue source and segment for the years ended December 31, 2023, 2022 and 2021:

(in thousands)	2023	2022	2021

Operating Revenues
Electric Segment
Retail: Residential	$135,570	$143,888	$135,361
Retail: Commercial and Industrial	312,551	318,494	262,408
Retail: Other	7,719	7,918	7,715
Total Retail	455,840	470,300	405,484
Transmission	52,555	52,213	48,835
Wholesale	12,459	18,539	17,936
Other	7,505	8,647	8,066
Total Electric Segment	528,359	549,699	480,321
Manufacturing Segment
Metal Parts and Tooling	351,267	338,865	283,527
Plastic Products and Tooling	41,395	49,080	40,231
Scrap Metal	10,119	10,038	12,536
Total Manufacturing Segment	402,781	397,983	336,294
Plastics Segment
PVC Pipe	418,026	512,527	380,229
Total Operating Revenue	1,349,166	1,460,209	1,196,844
Less: Noncontract Revenues Included Above
Electric Segment - ARP Revenues	(4,310)	(9,266)	(791)
Total Operating Revenues from Contracts with Customers	$1,353,476	$1,469,475	$1,197,635
4. Receivables
Receivables as of December 31, 2023 and 2022 are as follows:

(in thousands)	2023	2022

Receivables
Trade	$129,257	$112,126
Other	9,084	9,983
Unbilled Receivables	21,324	23,932
Total Receivables	159,665	146,041
Less Allowance for Credit Losses	2,522	1,648
Receivables, net of allowance for credit losses	$157,143	$144,393

The following is a summary of activity in the allowance for credit losses for the years ended December 31, 2023 and 2022:

(in thousands)	2023	2022

Beginning Balance	$1,648	$1,836
Additions Charged to Expense	2,014	909
Reductions for Amounts Written Off, Net of Recoveries	(1,140)	(1,097)
Ending Balance	$2,522	$1,648
5. Regulatory Matters
Regulatory Assets and Liabilities
The following presents our current and long-term regulatory assets and liabilities as of December 31, 2023 and 2022 and the period we expect to recover or refund such amounts:

	Period of	2023		2022
(in thousands)	Recovery/Refund	Current	Long-Term	Current	Long-Term

Regulatory Assets
Pension and Other Postretirement Benefit Plans[1]	See below	$154	$86,134	$—	$88,354
Alternative Revenue Program Riders[2]	Up to 2 years	3,719	158	5,679	2,508
Asset Retirement Obligations[1]	Asset lives	—	87	—	1,467
Deferred Income Taxes	Asset lives	—	6,940	—	—
Fuel Clause Adjustments[1]	Up to 1 year	7,294	—	10,893	—
Derivative Instruments[1]	Up to 1 year	4,210	—	7,130	—
Other[1]	Various	750	2,396	1,297	2,326
Total Regulatory Assets		16,127	95,715	24,999	94,655
Regulatory Liabilities
Deferred Income Taxes	Asset lives	—	136,022	—	131,480
Plant Removal Obligations	Asset lives	—	117,030	8,509	105,733
Fuel Clause Adjustments	Up to 1 year	11,350	—	365	—
Alternative Revenue Program Riders	Up to 1 year	6,885	—	2,504	—
North Dakota PTC Refunds	Asset lives	—	12,011	—	7,136
Pension and Other Postretirement Benefit Plans	See below	6,138	11,307	5,589	—
Other	Various	1,035	177	333	148
Total Regulatory Liabilities		$25,408	$276,547	$17,300	$244,497

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
Fuel Clause Adjustments represent the under- or over-collection of fuel costs relative to the estimated cost of fuel included in customer rates, which will be collected from or returned to customers.
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
North Dakota PTC Refunds represent PTCs earned from the Merricourt Wind Energy Center. These amounts are being allocated to customers over the life of the asset.
Other regulatory assets and liabilities include other amounts that we expect to recover from, or return to, customers in future periods, such as the cost of abandoned projects, costs incurred in connection with recent rate cases, and other items.
North Dakota Rate Case
On November 2, 2023, OTP filed a request with the NDPSC for an increase in revenue recoverable under general rates in North Dakota. In its filing, OTP requested a net increase in annual revenue of $17.4 million, or 8.4%, based on an allowed rate of return on rate base of 7.85% and an allowed rate of return on equity of 10.6% on an equity ratio of 53.5% of total capital. Through this proceeding, OTP has proposed changes to the mechanism of cost and investment recovery, with recovery moving from riders into base rates. The filing also includes a proposal to implement a sales adjustment mechanism to address potential significant load additions or losses. The filing included an interim rate request of a net increase in annual revenue of $12.4 million, or 6.0%, which was approved by the NDPSC on December 13, 2023, and interim rates went into effect on January 1, 2024. These interim rate revenues, when collected, are subject to potential refund until the finalization of the rate case.
6. Property, Plant and Equipment
Major classes of property, plant and equipment as of December 31, 2023 and 2022 include:

(in thousands)	2023	2022

Electric Plant in Service
Production	$1,412,826	$1,343,097
Transmission	777,613	756,848
Distribution	654,704	612,716
General	144,738	131,718
Electric Plant in Service	2,989,881	2,844,379
Construction Work in Progress	137,212	113,932
Total Gross Electric Plant	3,127,093	2,958,311
Less Accumulated Depreciation and Amortization	851,148	859,988
Net Electric Plant	2,275,945	2,098,323
Nonelectric Property, Plant and Equipment
Equipment	233,571	218,770
Buildings and Leasehold Improvements	64,753	61,506
Land	13,600	13,652
Nonelectric Property, Plant and Equipment	311,924	293,928
Construction Work in Progress	38,062	15,170
Total Gross Nonelectric Property, Plant and Equipment	349,986	309,098
Less Accumulated Depreciation and Amortization	207,556	194,704
Net Nonelectric Property, Plant and Equipment	142,430	114,394
Net Property, Plant and Equipment	$2,418,375	$2,212,717
Depreciation expense for the years ended December 31, 2023, 2022 and 2021 totaled $90.8 million, $84.4 million and $85.8 million.

The following table provides OTP’s ownership percentages and amounts included in the December 31, 2023 and 2022 consolidated balance sheets for OTP’s share of each of these jointly owned facilities:

(dollars in thousands)	Ownership Percentage	Electric Plant in Service	Construction Work in Progress	Accumulated Depreciation	Net Plant

December 31, 2023
Big Stone Plant	53.9%	$341,683	$820	$(126,904)	$215,599
Coyote Station	35.0%	188,656	104	(115,306)	73,454
Big Stone South–Ellendale 345 kV line	50.0%	106,185	—	(7,181)	99,004
Fargo–Monticello 345 kV line	14.2%	78,184	—	(11,238)	66,946
Big Stone South–Brookings 345 kV line	50.0%	53,170	—	(5,207)	47,963
Brookings–Southeast Twin Cities 345 kV line	4.8%	26,409	83	(3,617)	22,875
Bemidji–Grand Rapids 230 kV line	14.8%	16,331	—	(3,568)	12,763
Jamestown– Ellendale 345 kV line	50.0%	—	1,121	—	1,121
Big Stone South–Alexandria 345 kV line	40.0%	—	555	—	555
Alexandria–Big Oaks 345 kV line	14.2%	—	343	—	343
December 31, 2022
Big Stone Plant	53.9%	$338,411	$557	$(118,044)	$220,924
Coyote Station	35.0%	183,461	2,315	(111,666)	74,110
Big Stone South–Ellendale 345 kV line	50.0%	106,185	—	(5,587)	100,598
Fargo–Monticello 345 kV line	14.2%	78,184	—	(10,095)	68,089
Big Stone South–Brookings 345 kV line	50.0%	53,041	—	(4,406)	48,635
Brookings–Southeast Twin Cities 345 kV line	4.8%	26,291	—	(3,211)	23,080
Bemidji–Grand Rapids 230 kV line	14.8%	16,331	—	(3,318)	13,013

7. Intangible Assets
The following table summarizes our goodwill by segment as of December 31, 2023 and 2022:

(in thousands)	2023	2022

Manufacturing	$18,270	$18,270
Plastics	19,302	19,302
Total Goodwill	$37,572	$37,572
Our annual goodwill impairment testing, performed in the fourth quarters of 2023 and 2022, indicated no impairment existed as of the test date.
The following table summarizes the components of our intangible assets at December 31, 2023 and 2022:

(in thousands)	Gross Amount	Accumulated Amortization	Net Carrying Amount

December 31, 2023
Customer Relationships	$22,491	$15,667	$6,824
Other	26	7	19
Total	22,517	15,674	6,843
December 31, 2022
Customer Relationships	22,491	14,568	7,923
Other	26	6	20
Total	$22,517	$14,574	$7,943

Amortization expense for these intangible assets for each of the years ended December 31, 2023, 2022 and 2021 totaled $1.1 million.
Annual amortization expense for these intangible assets for the next five years is:

(in thousands)	2024	2025	2026	2027	2028

Amortization Expense	$1,100	$1,100	$1,092	$1,090	$554

8. Leases
We lease rail cars, warehouse and office space, land, and certain office, manufacturing, material handling, and other equipment under varying terms and conditions. All leases are classified as operating leases.
The components of lease cost and lease cash flows for the years ended December 31, 2023, 2022, and 2021 are as follows:

(in thousands)	2023	2022	2021

Lease Cost
Operating Lease Cost	$6,309	$5,606	$5,298
Variable Lease Cost	1,433	1,386	1,020
Short-Term Lease Cost	2,525	1,517	1,465
Total Lease Cost	10,267	8,509	7,783

Lease Cash Flows
Operating Cash Flows from Operating Leases	$6,424	$5,592	$5,642

A summary of operating lease right-of-use lease assets and lease liabilities as of December 31, 2023 and 2022 is as follows:

(in thousands)	2023	2022

Right of Use Lease Assets[1]	$16,788	$18,610
Lease Liabilities
Current[2]	5,756	5,071
Long-Term[3]	11,258	13,876
Total Lease Liabilities	$17,014	$18,947

[1]Included in Other Noncurrent Assets in the consolidated balance sheets.
[2]Included in Other Current Liabilities in the consolidated balance sheets.
[3]Included in Other Noncurrent Liabilities in the consolidated balance sheets.
Operating lease assets obtained in exchange for new operating liabilities amounted to $3.6 million and $3.7 million for the years ended December 31, 2023 and 2022.
Maturities of lease liabilities as of December 31, 2023 for each of the next five years and in the aggregate thereafter are as follows:

(in thousands)	Operating Leases

2024	$6,473
2025	5,357
2026	3,068
2027	2,196
2028	1,059
Thereafter	368
Total Lease Payments	18,521
Less: Interest	1,507
Present Value of Lease Liabilities	$17,014
The weighted-average remaining lease term and the weighted-average discount rate as of December 31, 2023 and 2022 are as follows:

	2023	2022

Weighted-Average Remaining Lease Term (in years)	3.4	4.2
Weighted-Average Discount Rate	5.40%	4.73%

9. Short-Term and Long-Term Borrowings
The following is a summary of our outstanding short- and long-term borrowings by borrower, OTC or OTP, as of December 31, 2023 and 2022:

	2023			2022
(in thousands)	OTC	OTP	Total	OTC	OTP	Total

Short-Term Debt	$—	$81,422	$81,422	$—	$8,204	$8,204
Current Maturities of Long-Term Debt	—	—	—	—	—	—
Long-Term Debt, net of current maturities	79,849	744,210	824,059	79,798	744,023	823,821
Total	$79,849	$825,632	$905,481	$79,798	$752,227	$832,025
Short-Term Debt
The following is a summary of our lines of credit as of December 31, 2023 and 2022:

		2023			2022
(in thousands)	Line Limit	Amount Outstanding	Letters of Credit	Amount Available	Amount Available

OTC Credit Agreement	$170,000	$—	$—	$170,000	$170,000
OTP Credit Agreement	170,000	81,422	9,132	79,446	152,223
Total	$340,000	$81,422	$9,132	$249,446	$322,223
OTC is party to a Fifth Amended and Restated Credit Agreement (the OTC Credit Agreement) and OTP is party to a Fourth Amended and Restated Credit Agreement (the OTP Credit Agreement). The agreements both provide for $170.0 million unsecured revolving lines of credit to support operations, fund capital expenditures, refinance certain indebtedness and provide for the issuance of letters of credit in an aggregate amount not to exceed $40.0 million under the OTC Credit Agreement and $50.0 million under the OTP Credit Agreement. Each credit facility includes an accordion provision allowing the borrower to increase the borrowing capacity under the facility, subject to certain conditions, up to $290.0 million and $250.0 million under the OTC Credit Agreement and OTP Credit Agreement, respectively.
Borrowings under each credit facility are subject to a variable rate of interest on outstanding balances and a commitment fee is charged based on the average unused amount available to be drawn under the respective facility. The variable rate of interest to be charged is based on a benchmark interest rate, either SOFR or a Base Rate, as defined in the credit agreements, selected by the borrower at the time of an advance, subject to the conditions of each agreement, plus an applicable credit spread. The credit spread ranges from zero to 2.00%, depending on the benchmark interest rate selected, and is subject to adjustment based on the credit ratings of the relevant borrower. The weighted-average interest rate on all outstanding borrowings as of December 31, 2023 and 2022 was 6.70% and 5.61%.
Each credit facility contains a number of restrictions on the borrower, including restrictions on the ability to merge, sell assets, make investments, create or incur liens on assets, guarantee the obligations of any other party and engage in transactions with related parties. The agreements also require the borrower to maintain various financial covenants, as further described below. Each credit facility expires on October 29, 2027.

Long-Term Debt
The following is a summary of outstanding long-term debt by borrower as of December 31, 2023 and 2022:

				(in thousands)
Entity	Debt Instrument	Rate	Maturity	2023	2022

OTC	Guaranteed Senior Notes	3.55%	12/15/26	$80,000	$80,000
OTP	Series 2007C Senior Unsecured Notes	6.37%	08/02/27	42,000	42,000
OTP	Series 2013A Senior Unsecured Notes	4.68%	02/27/29	60,000	60,000
OTP	Series 2019A Senior Unsecured Notes	3.07%	10/10/29	10,000	10,000
OTP	Series 2020A Senior Unsecured Notes	3.22%	02/25/30	10,000	10,000
OTP	Series 2020B Senior Unsecured Notes	3.22%	08/20/30	40,000	40,000
OTP	Series 2021A Senior Unsecured Notes	2.74%	11/29/31	40,000	40,000
OTP	Series 2007D Senior Unsecured Notes	6.47%	08/20/37	50,000	50,000
OTP	Series 2019B Senior Unsecured Notes	3.52%	10/10/39	26,000	26,000
OTP	Series 2020C Senior Unsecured Notes	3.62%	02/25/40	10,000	10,000
OTP	Series 2013B Senior Unsecured Notes	5.47%	02/27/44	90,000	90,000
OTP	Series 2018A Senior Unsecured Notes	4.07%	02/07/48	100,000	100,000
OTP	Series 2019C Senior Unsecured Notes	3.82%	10/10/49	64,000	64,000
OTP	Series 2020D Senior Unsecured Notes	3.92%	02/25/50	15,000	15,000
OTP	Series 2021B Senior Unsecured Notes	3.69%	11/29/51	100,000	100,000
OTP	Series 2022A Senior Unsecured Notes	3.77%	05/20/52	90,000	90,000
Total				827,000	827,000
Less:	Unamortized Long-Term Debt Issuance Costs			2,941	3,179
Total Long-Term Debt Net of Unamortized Debt Issuance Costs				$824,059	$823,821
Our guaranteed and unsecured notes require the borrower to maintain various financial covenants, as further described below. These notes provide for prepayment options allowing for a full or partial prepayment at 100% of the principal amount so prepaid, together with unpaid accrued interest and a make-whole amount, as defined. These notes also include restrictions on the borrower, including its ability to merge, sell assets, create or incur liens on assets, guarantee the obligations of any other party and engage in transactions with related parties.
Aggregate maturities of long-term debt obligations at December 31, 2023 for each of the next five years are as follows:

(in thousands)	2024	2025	2026	2027	2028

Debt Maturities	$—	$—	$80,000	$42,000	$—

Financial Covenants
Certain of OTC's and OTP's short-term and long-term debt agreements require the borrower, whether OTC or OTP, to maintain certain financial covenants, including a maximum debt to total capitalization of 0.60 to 1.00, a minimum interest and dividend coverage ratio of 1.50 to 1.00, and a maximum level of priority indebtedness. As of December 31, 2023, OTC and OTP were in compliance with these financial covenants.
Guaranties
OTC's obligations under the terms of its Guaranteed Senior Notes are unconditionally and irrevocably guaranteed by its subsidiaries, Varistar Corporation, BTD Manufacturing, Inc., Northern Pipe Products, Inc., and Vinyltech Corporation.
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
The following table presents our target asset allocation permitted range along with the actual asset allocation as of December 31, 2023 and 2022:

	Permitted			Actual Allocation
Asset Class	Range			2023	2022

Return Enhancement	35	–	60%	48%	48%
Risk Management	40	–	80%	51	51
Alternatives	0	–	20%	1	1
Total				100%	100%
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
The following presents the fair value inputs classified within the fair value hierarchy used to measure Pension Plan assets at December 31, 2023 and 2022 and assets measured using the net asset value (NAV) practical expedient:

(in thousands)	Level 1	Level 2	Level 3	NAV	Total

December 31, 2023
Equity Funds	$127,159	$—	$—	$—	$127,159
Fixed Income Funds	167,604	—	—	—	167,604
Hybrid Funds	10,980	—	—	—	10,980
U.S. Treasury Securities	23,218	—	—	—	23,218
SEI Energy Debt Collective Fund	—	—	—	1,518	1,518
Total	328,961	—	—	1,518	330,479
December 31, 2022
Equity Funds	124,327	—	—	—	124,327
Fixed Income Funds	156,424	—	—	—	156,424
Hybrid Funds	9,756	—	—	—	9,756
U.S. Treasury Securities	19,587	—	—	—	19,587
SEI Energy Debt Collective Fund	—	—	—	3,703	3,703
Total	$310,094	$—	$—	$3,703	$313,797
The investments held by the SEI Energy Debt Collective Fund on December 31, 2023 and 2022 consist mainly of below investment grade high yield bonds and loans of U.S. energy companies which trade at a discount to fair value. Redemptions are allowed semi-annually with a 95-day notice period, subject to fund director consent and certain gate, holdback and suspension restrictions. Subscriptions are allowed monthly with a three-year lock up on subscriptions. The fund’s assets are valued in accordance with valuations reported by the fund’s sub-advisor or the fund’s underlying investments or other independent third-party sources, although SEI in its discretion may use other valuation methods, subject to compliance with ERISA, as applicable. On an annual basis, as determined by the investment manager in its sole discretion, an independent valuation agent is retained to provide a valuation of the illiquid assets of the fund and of any other asset of the fund.
Funded Status. The following table provides a reconciliation of the changes in the fair value of plan assets and the actuarially computed benefit obligation for the years ended December 31, 2023 and 2022 and the funded status of the plans as of December 31, 2023 and 2022:

	Pension Benefits (Pension Plan)		Pension Benefits (ESSRP)		Postretirement Benefits
(in thousands)	2023	2022	2023	2022	2023	2022

Change in Fair Value of Plan Assets:
Fair Value of Plan Assets at January 1	$313,797	$387,212	$—	$—	$—	$—
Actual Return on Plan Assets	34,196	(76,485)	—	—	—	—
Company Contributions	—	20,000	2,197	2,205	3,167	2,294
Benefit Payments	(17,514)	(16,930)	(2,197)	(2,205)	(8,900)	(8,173)
Participant Premium Payments	—	—	—	—	5,733	5,879
Fair Value of Plan Assets at December 31	330,479	313,797	—	—	—	—
Change in Benefit Obligation:
Benefit Obligation at January 1	308,055	416,697	35,624	46,840	49,947	69,311
Service Cost	3,698	6,576	72	195	565	1,338
Interest Cost	16,436	12,344	1,889	1,341	2,416	2,041
Benefit Payments	(17,514)	(16,930)	(2,197)	(2,205)	(8,900)	(8,172)
Participant Premium Payments	—	—	—	—	5,733	5,879
Plan Amendments	—	—	—	—	(17,493)	—
Actuarial (Gain) Loss	8,126	(110,632)	392	(10,547)	(2,123)	(20,450)
Benefit Obligation at December 31	318,801	308,055	35,780	35,624	30,145	49,947
Funded Status	$11,678	$5,742	$(35,780)	$(35,624)	$(30,145)	$(49,947)

Amounts Recognized in Consolidated Balance Sheets at December 31:
Noncurrent Assets	$11,678	$5,742	$—	$—	$—	$—
Current Liabilities	—	—	(2,679)	(2,414)	(2,469)	(2,970)
Noncurrent Liabilities and Deferred Credits	—	—	(33,101)	(33,210)	(27,676)	(46,977)
Net Asset (Liability)	$11,678	$5,742	$(35,780)	$(35,624)	$(30,145)	$(49,947)
The accumulated benefit obligation of our Pension Plan was $288.8 million and $283.2 million as of December 31, 2023 and 2022. The accumulated benefit obligation of our ESSRP was $35.8 million and $35.6 million as of December 31, 2023 and 2022.
In 2023, the Company amended its postretirement healthcare plan to eliminate, for Medicare-eligible participants, the employer-sponsored group waiver medical plan and instead allow participants to select an individual medical plan through a private marketplace exchange. The Company now provides these plan participants with an annual reimbursement to subsidize their medical premiums. The effect of the plan amendment reduced the Company’s projected benefit obligation by $20.1 million. The reduced benefit obligation included a $2.6 million reduction attributable to an increase in the discount rate used to measure the plan liability, which was 6.06% at the time of the amendment, compared to 5.52% used at December 31, 2022. The $17.5 million of savings attributable to the plan change is being recognized as a reduction to expense over 4.8 years, the expected remaining service period to retirement-age eligibility for active participants.

The following assumptions were used to determine benefit obligations as of December 31, 2023 and 2022:

	Pension Benefits (Pension Plan)		Pension Benefits (ESSRP)		Postretirement Benefits
	2023	2022	2023	2022	2023	2022

Discount Rate	5.57%	5.51%	5.53%	5.51%	5.53%	5.52%
Long-Term Rate of Compensation Increase	n/a	n/a	3.00%	3.00%	n/a	n/a
Participants up to Age 39(1)	4.50%	4.50%	n/a	n/a	n/a	n/a
Participants Ages 40 to 49(2)	4.50%	3.50%	n/a	n/a	n/a	n/a
Participants Age 50 and Older(3)	3.75%	2.75%	n/a	n/a	n/a	n/a
Healthcare Cost Immediate Trend Rate	n/a	n/a	n/a	n/a	6.97%	7.50%
Healthcare Cost Ultimate Trend Rate	n/a	n/a	n/a	n/a	4.00%	4.00%
Year the Rate Reaches the Ultimate Trend Rate	n/a	n/a	n/a	n/a	2048	2048

(1) Amount reflects rate of compensation increases for both union and non-union employees.
(2) Amount reflects rate of compensation increases for union employees. The rate of compensation increases for non-union employees is 3.50%.
(3) Amount reflects rate of compensation increases for union employees. The rate of compensation increases for non-union employees is 3.00%.
The measurement of the plan asset or benefit obligation recognized for our Pension Plan, ESSRP and postretirement healthcare benefit plan included the following significant actuarial adjustments:
•For the Pension Plan, an increase in the discount rate in 2023 and 2022 reduced our obligation by $2.2 million and $117.1 million. Changes in retirement rate, percentage married, spouse age, benefit election, benefit commencement age and wage assumptions increased our benefit obligation in 2023 by $7.9 million. Changes in plan participant census data increased our benefit obligation by $3.1 million in 2023. Actual returns on Pension Plan assets in 2023 were $34.2 million, compared to an expected return of $25.9 million, impacting our obligation by $8.3 million.
•For the ESSRP, an increase in the discount rate in 2023 and 2022 reduced our obligation by $0.1 million and $10.2 million.
•For the postretirement healthcare plan, a plan amendment during 2023, as described above, decreased our benefit obligation by $17.5 million. An increase in the discount rate in 2023 and 2022 reduced our obligation by $1.3 million and $17.9 million. Revised estimates of healthcare cost trends and participant contribution assumptions increased the benefit obligation by $1.1 million in 2023.
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
The following table lists the components of net periodic benefit cost of our defined benefit pension plans and other postretirement benefits for the years ended December 31, 2023, 2022 and 2021:

	Pension Benefits (Pension Plan)			Pension Benefits (ESSRP)			Postretirement Benefits
(in thousands)	2023	2022	2021	2023	2022	2021	2023	2022	2021

Service Cost	$3,698	$6,576	$7,462	$72	$195	$187	$565	$1,338	$1,722
Interest Cost	16,436	12,344	11,660	1,889	1,341	1,228	2,416	2,041	1,891
Expected Return on Assets	(25,914)	(23,684)	(22,359)	—	—	—	—	—	—
Amortization of Prior Service Cost	—	—	—	—	—	—	(6,649)	(5,733)	(5,733)
Amortization of Net Actuarial Loss	—	7,865	10,914	—	567	620	—	3,063	3,774
Net Periodic Benefit Cost	$(5,780)	$3,101	$7,677	$1,961	$2,103	$2,035	$(3,668)	$709	$1,654
The following table includes the impact of regulation on the recognition of periodic benefit cost arising from pension and other postretirement benefits for the years ended December 31, 2023, 2022 and 2021:

(in thousands)	2023	2022	2021

Net Periodic Benefit Cost	$(7,487)	$5,913	$11,366
Net Amount Amortized Due to the Effect of Regulation	1,225	1,121	21
Net Periodic Benefit Cost Recognized	$(6,262)	$7,034	$11,387
The following assumptions were used to determine net periodic benefit cost for the years ended December 31, 2023, 2022 and 2021:

	Pension Benefits (Pension Plan)			Pension Benefits (ESSRP)			Postretirement Benefits
	2023	2022	2021	2023	2022	2021	2023	2022	2021

Discount Rate	5.51%	3.03%	2.78%	5.51%	2.93%	2.61%	5.52%	3.01%	2.75%
Long-Term Rate of Return on Plan Assets	7.00%	6.30%	6.51%	n/a	n/a	n/a	n/a	n/a	n/a
Long-Term Rate of Compensation Increase	n/a	n/a	n/a	3.00%	3.00%	3.00%	n/a	n/a	n/a
Participants to Age 39	4.50%	4.50%	4.50%	n/a	n/a	n/a	n/a	n/a	n/a
Participants Ages 40 to 49	3.50%	3.50%	3.50%	n/a	n/a	n/a	n/a	n/a	n/a
Participants Age 50 and Older	2.75%	2.75%	2.75%	n/a	n/a	n/a	n/a	n/a	n/a

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
The following table presents the amounts not yet recognized as components of net periodic benefit cost as of December 31, 2023 and 2022:

	Pension Benefits (Pension Plan)		Pension Benefits (ESSRP)		Postretirement Benefits
(in thousands)	2023	2022	2023	2022	2023	2022

Regulatory Assets (Liabilities):
Unrecognized Prior Service Cost	$—	$—	$—	$—	$(18,845)	$(8,400)
Unrecognized Actuarial Loss	85,227	85,367	1,061	979	1,759	3,993
Net Regulatory Assets (Liabilities)	85,227	85,367	1,061	979	(17,086)	(4,407)
Accumulated Other Comprehensive Income (Loss):
Unrecognized Prior Service Cost	—	—	—	—	498	99
Unrecognized Actuarial Gain (Loss)	1,994	1,978	(1,403)	(1,093)	707	818
Total Accumulated Other Comprehensive Income (Loss)	$1,994	$1,978	$(1,403)	$(1,093)	$1,205	$917
Cash Flows. We did not make any contributions to our Pension Plan in 2023. We made discretionary contributions of $20.0 million and $10.0 million in 2022 and 2021. As of December 31, 2023, we had no minimum funding requirements for our Pension Plan. Contributions to our ESSRP and postretirement healthcare plan are equal to the benefits paid to plan participants.
The following reflects anticipated benefit payments to be paid in each of the next five years and in the aggregate for the five year period thereafter under our pension plans and postretirement healthcare plan:

(in thousands)	2024	2025	2026	2027	2028	2029-2033

Projected Pension Plan Benefit Payments	$18,851	$19,274	$19,828	$20,318	$20,882	$110,291
Projected ESSRP Benefit Payments	2,747	2,697	2,823	2,994	2,938	14,437
Projected Postretirement Benefit Payments	2,469	2,497	2,544	2,547	2,476	12,045
Total	$24,067	$24,468	$25,195	$25,859	$26,296	$136,773
401K Plan
We sponsor a 401K plan for the benefit of all corporate and subsidiary company employees. Contributions made to these plans totaled $7.8 million for 2023, $6.7 million for 2022 and $6.5 million for 2021.
11. Asset Retirement Obligations
We have recognized Asset Retirement Obligations (AROs) related to our coal-fired generation plants, natural gas combustion turbines, solar facility, and wind turbines. The cost of AROs include items such as site restoration, closure of ash pits, and removal of certain structures, generators, asbestos and storage tanks. We have other legal obligations associated with the retirement of a variety of other long-lived tangible assets used in electric operations where the estimated settlement costs are individually and collectively immaterial. We have no assets legally restricted for the settlement of any AROs. As of December 31, 2023 and 2022, $0.1 million and $2.7 million, respectively, was included in other current liabilities and $36.4 million and $22.5 million, respectively, was included in other noncurrent liabilities in the consolidated balance sheets related to AROs.

A reconciliation of the carrying amounts of AROs for the years ended December 31, 2023 and 2022 is as follows:

(in thousands)	2023	2022

Beginning Balance	$25,182	$24,191
New Obligations Recognized	4,506	—
Adjustments Due to Revisions in Cash Flow Estimates	8,394	—
Accrued Accretion	1,191	991
Settlements	(2,796)	—
Ending Balance	$36,477	$25,182
12. Income Taxes
Income before income taxes for the years ended December 31, 2023, 2022 and 2021 consists entirely of domestic earnings.
The provision for income taxes charged to income for the years ended December 31, 2023, 2022 and 2021 consisted of the following:

(in thousands)	2023	2022	2021

Current
Federal Income Taxes	$41,253	$31,949	$6,806
State Income Taxes	15,126	9,568	939
Deferred
Federal Income Taxes	9,832	22,480	18,180
State Income Taxes	3,676	9,943	10,716
Tax Credits
North Dakota Wind Tax Credit Amortization, Net of Federal Tax	(586)	(586)	(586)
Investment Tax Credit Amortization	(3)	(3)	(3)
Total	$69,298	$73,351	$36,052
The reconciliation of the statutory federal income tax rate to our effective tax rate for each of the years ended December 31, 2023, 2022 and 2021 is as follows:

	2023		2022		2021
Income Taxes at Federal Statutory Rate	$76,332	21.0%	$75,082	21.0%	$44,692	21.0%
Increases (Decreases) in Tax from:
State Taxes on Income, Net of Federal Tax	14,429	4.0	15,049	4.2	9,962	4.7
Production Tax Credits (PTCs)	(17,394)	(4.8)	(14,985)	(4.2)	(12,503)	(5.9)
Amortization of Excess Deferred Income Taxes	(2,205)	(0.6)	(1,625)	(0.5)	(4,262)	(2.0)
North Dakota Wind Tax Credit Amortization, Net of Federal Tax	(586)	(0.2)	(586)	(0.2)	(586)	(0.3)
Other, Net	(1,278)	(0.3)	416	0.2	(1,251)	(0.6)
Income Taxes at Effective Tax Rate	$69,298	19.1%	$73,351	20.5%	$36,052	16.9%
PTCs, North Dakota wind tax credits, and excess deferred income taxes related to the federal tax rate reduction in the 2017 Tax Cuts and Jobs Act are returned to customers as a reduction of the rates they are charged and result in a reduction of operating revenues.

Deferred tax assets and liabilities were composed of the following on December 31, 2023 and 2022:

(in thousands)	2023	2022

Deferred Tax Assets
Employee Benefits	$39,959	$39,216
Regulatory Liabilities	56,479	57,353
Tax Credit Carryforwards	21,836	20,209
Cost of Removal	32,993	37,360
Asset Retirement Obligations	9,494	6,557
Net Operating Loss Carryforward	2,336	1,853
Other	11,310	5,550
Total Deferred Tax Assets	174,407	168,098
Deferred Tax Liabilities
Differences Related to Property	(347,885)	(334,201)
Retirement Benefits Regulatory Asset	(22,458)	(22,789)
Pension Expense	(24,875)	(24,269)
Other	(16,462)	(8,141)
Total Deferred Tax Liabilities	(411,680)	(389,400)
Deferred Income Taxes	$(237,273)	$(221,302)
The following is a schedule of tax credits and tax net operating losses available as of December 31, 2023 and the respective periods of expiration:

(in thousands)	Amount	2024-2029	2030-2037	2038-2043

State Net Operating Losses	$2,336	$211	$2,125	$—
State Tax Credits	21,836	—	—	21,836

The following table summarizes the activity for unrecognized tax benefits for the years ended December 31, 2023, 2022 and 2021:

(in thousands)	2023	2022	2021

Balance on January 1	$923	$827	$771
Increases for tax positions taken during a prior period	596	44	11
Increases for tax positions taken during the current period	163	260	189
Decreases due to settlements with taxing authorities	—	—	—
Decreases as a result of a lapse of applicable statutes of limitations	(193)	(208)	(144)
Balance on December 31	$1,489	$923	$827
The balance of unrecognized tax benefits as of December 31, 2023 would reduce our effective tax rate if recognized. The total amount of unrecognized tax benefits as of December 31, 2023 is not expected to change significantly within the next 12 months. We classify interest and penalties on tax uncertainties as components of the provision for income taxes in the consolidated statements of income.
The Company and its subsidiaries file a consolidated U.S. federal income tax return and various state income tax returns. As of December 31, 2023, with limited exceptions, we are no longer subject to examinations by taxing authorities for tax years prior to 2020 for federal and North Dakota income taxes and prior to 2019 for Minnesota state income taxes.
13. Commitments and Contingencies
Commitments
Construction and Other Commitments. As of December 31, 2023, we had commitments under contracts for construction project materials, equipment, plant maintenance, and other services extending into 2046 which totaled approximately $17.1 million.
Electric Utility Capacity and Energy Requirements. OTP has commitments for the purchase of capacity and energy requirements under contractual agreements, including wind power purchase agreements extending into 2048. Generally, the terms of OTP's wind power purchase agreements require OTP to purchase all of the electricity generated by a particular wind farm and do not include fixed or minimum payments. The required payments are variable and the amounts due are determined based upon the amount of electricity generated. Capacity and energy requirement costs under these agreements totaled $5.6 million, $13.1 million and $11.5 million for the years ended December 31, 2023, 2022 and 2021.
Coal Purchase Commitments. OTP has contracts providing for the purchase and delivery of its coal requirements. OTP’s current coal purchase agreement with CCMC for Coyote Station expires December 31, 2040. All of Coyote Station’s coal requirements for the period covered must be purchased under this agreement. The agreement is structured so that the price of the coal covers all of CCMC's operating, financing, and future mine reclamation costs. In the table below we have estimated the future payments to be made under the terms of the agreement until its maturity. OTP has an agreement for the purchase of Big Stone Plant’s coal requirements through December 31, 2024. There is no fixed minimum purchase requirement, and no amounts for this agreement have been included in the table below; however, under this agreement all of Big Stone Plant’s coal requirements for the period covered must be purchased under this agreement. Coal purchase costs under these two agreements totaled $43.7 million, $45.1 million and $40.4 million for the years ended December 31, 2023, 2022 and 2021.
Land Easement Payments. OTP has commitments to make payments for land easements not classified as leases. The contractual terms of these easements are generally 99 years or do not have a stated maturity date, however, per the terms of the agreements, our requirement to make payment ends once we cease use of the land. As such, in the table below, we have included payments under these easements through the estimated useful lives of the facilities associated with the easement. The commitments under these arrangements extend into 2055 and total approximately $62.4 million. Land easement costs under these agreements totaled $1.8 million, $1.4 million and $1.3 million for the years ended December 31, 2023, 2022 and 2021.
Our future commitments as of December 31, 2023 were as follows:

(in thousands)	Construction Program and Other Commitments	Capacity and Energy Requirements	Coal Purchase Commitments	Land Easement Payments

2024	$4,374	$245	$24,691	$1,804
2025	4,051	217	24,593	1,840
2026	1,377	197	25,374	1,845
2027	594	197	25,786	1,882
2028	550	197	25,344	1,921
Beyond 2028	6,165	3,939	359,610	53,107
Total	$17,111	$4,992	$485,398	$62,399
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
Significant uncertainty exists as to how FERC will proceed on remand and there is no prescribed timeline under which FERC must act. We have deferred recognition and recorded a refund liability of $2.8 million as of December 31, 2023. This refund liability reflects our best estimate of amounts previously collected from customers under the MISO tariff rate that may be required to be refunded to customers once all regulatory and judicial proceedings are complete and a final ROE is established for the periods outlined above.
Regional Haze Rule (RHR). The RHR was adopted in an effort to improve visibility in national parks and wilderness areas. The RHR requires states, in coordination with the EPA and other governmental agencies, to develop and implement plans to achieve natural visibility conditions. The second RHR implementation period covers the years 2018-2028. States are required to submit a state implementation plan (SIP) to assess reasonable progress with the RHR and determine what additional emission reductions are appropriate, if any.
Coyote Station, OTP's jointly owned coal-fired power plant in North Dakota, is subject to assessment in the second implementation period under the North Dakota SIP. The NDDEQ submitted its SIP to the EPA for approval in August 2022. In its plan, the NDDEQ concluded it is not reasonable to require additional emission controls during this planning period. The EPA has previously expressed disagreement with the NDDEQ's recommendation to forgo additional emission controls and has indicated that such a plan is not likely to be accepted.
We cannot predict with certainty the impact the SIP may have on our business until the SIP has been approved or otherwise acted on by the EPA. However, significant emission control investments could be required and the recovery of such costs from customers would require regulatory approval. Alternatively, investments in emission control equipment may prove to be uneconomic and result in the early retirement or the sale of our interest in Coyote Station, subject to regulatory approval. We cannot estimate the ultimate financial effects such a retirement or sale may have on our consolidated operating results, financial position or cash flows, but such amounts could be material and the recovery of such costs in rates would be subject to regulatory approval.
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
Other Contingencies. We are party to litigation and regulatory enforcement matters arising in the normal course of business. We regularly analyze relevant information and, as necessary, estimate and record accrued liabilities for matters in which a loss is probable of occurring and can be reasonably estimated. We believe the effect on our consolidated operating results, financial position and cash flows, if any, for the disposition of all matters pending as of December 31, 2023 will not be material.
14. Stockholders' Equity
Capital Structure
In addition to authorized and outstanding common stock, the Company has 1,500,000 authorized no par value cumulative preferred shares and 1,000,000 authorized no par value cumulative preference shares. No cumulative preferred or cumulative preference shares were outstanding at December 31, 2023 or 2022.
Shelf Registrations
On May 3, 2021, upon the expiration of a prior shelf registration, we filed a shelf registration statement with the SEC under which we may offer for sale, from time to time, either separately or together in any combination, equity, debt or other securities described in the shelf registration statement. The registration statement expires in May 2024. No shares were issued pursuant to the shelf registration in 2023.
On May 3, 2021, upon the expiration of a prior shelf registration, we filed a registration statement with the SEC for the issuance of up to 1,500,000 common shares under an Automatic Dividend Reinvestment and Share Purchase Plan, which provides shareholders, retail customers of OTP and other interested investors a method of purchasing our common shares by reinvesting their dividends and/or making optional cash investments. Shares purchased under the plan may be new issue common shares or common shares purchased on the open market. In 2023, we issued 105,663 common shares under this program and no proceeds were received, as all shares issued were purchased on the open market. As of December 31, 2023, 1,145,330 shares remained available for purchase or issuance under the plan. The shelf registration for the plan expires in May 2024.
Dividend Restrictions
OTC is a holding company with no significant operations of its own. The primary source of funds for payments of dividends to our shareholders is from intercompany distributions made by OTC's subsidiaries to OTC. As a result of certain statutory limitations or regulatory or financing agreements, restrictions could occur on the amount of distributions allowed to be made by OTC's subsidiaries. Both the OTC Credit Agreement and OTP Credit Agreement contain restrictions on the payment of cash dividends upon a default or event of default, including failure to maintain certain financial covenants. As of December 31, 2023, we were in compliance with these financial covenants.
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
The MPUC indirectly limits the amount of dividends OTP can pay to OTC by requiring an equity-to-total-capitalization ratio between 48.3% and 59.1%, with total capitalization not to exceed $2.0 billion based on OTP’s capital structure requirements as of December 31, 2023. As of December 31, 2023, OTP’s equity-to-total-capitalization ratio including short-term debt was 54.2% and its net assets restricted from distribution totaled approximately $771.3 million.

15. Accumulated Other Comprehensive Income (Loss)
The Company's other comprehensive income (loss) consists of unamortized actuarial losses and prior service costs related to pension and other postretirement benefits and unrealized gains and losses on marketable securities classified as available-for-sale. The income tax expense or benefit associated with amounts reclassified from accumulated other comprehensive income (loss) and reflected in the consolidated statement of income are recognized in the same period as the amounts are reclassified.
The following table shows the changes in accumulated other comprehensive Income (loss) for the years ended December 31, 2023, 2022 and 2021:

(in thousands)	Pension and Other Postretirement Benefits		Net Unrealized Gain (Losses) on Available-for-Sale Securities		Total

Balance, December 31, 2020	$(8,716)		$209		$(8,507)
Other Comprehensive Income (Loss) Before Reclassifications, net of tax	1,638		(132)		1,506
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	541	(1)	(64)	(2)	477
Total Other Comprehensive Income (Loss)	2,179		(196)		1,983
Balance, December 31, 2021	(6,537)		13		(6,524)
Other Comprehensive Income (Loss) Before Reclassifications, net of tax	7,331		(433)		6,898
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	540	(1)	1	(2)	541
Total Other Comprehensive Income (Loss)	7,871		(432)		7,439
Balance, December 31, 2022	1,334		(419)		915
Other Comprehensive Income Before Reclassifications, net of tax	59		180		239
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(18)	(1)	12	(2)	(6)
Total Other Comprehensive Income	41		192		233
Balance, December 31, 2023	$1,375		$(227)		$1,148
(1) Included in the computation of net periodic pension and other postretirement benefit costs. See Note 10 for further information.
(2) Included in other income (expense), net on the accompanying consolidated statements of income.
16. Share-Based Payments
Employee Stock Purchase Plan
The 1999 Employee Stock Purchase Plan authorizes the issuance of 1,400,000 common shares, allowing eligible employees to purchase our common shares through payroll withholding at a discount of up to 15% off the market price at the end of each six-month purchase period. Employee withholding amounts may not be less than $10 or more than $2,000 per month, subject to certain limitations, as described in the plan. A plan participant may cease making payroll deductions at any time. A participant may not purchase more than 2,000 shares in a given six month purchase period under the plan and may not purchase more than $25,000 (fair market value) of common shares under the plan and all other purchase plans (if any) in a calendar year. A participant may withdraw from the plan at any time and elect to receive the balance of their contributions to the plan that have not yet been used to purchase shares. Shares purchased under the plan are automatically enrolled in the Company's dividend reinvestment plan. Shares purchased under the plan may not be assigned, transferred, pledged, or otherwise disposed, except for certain situations allowed by the plan, such as upon death, for a period of 18 months after purchase. At our discretion, shares purchased under the plan can be either new issue shares or shares purchased in the open market. The plan shall automatically terminate when all of the shares authorized under the plan have been issued.
We recognize the 15% discount to the fair market value of the purchased shares as stock-based compensation expense, which amounted to $0.3 million, $0.3 million and $0.2 million for the years ended December 31, 2023, 2022 and 2021. For the years ended December 31, 2023, 2022 and 2021 the amount of shares issued under the plan amounted to 26,348, 26,420 and 27,975 shares. As of December 31, 2023, there were 237,367 shares available for purchase under the plan.
Share-Based Compensation Plan
The 2023 Stock Incentive Plan, which was approved by our shareholders in April 2023, authorizes the issuance of 979,891 common shares, including 500,000 newly requested common shares, for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, performance awards and other stock-based awards. In addition, common shares subject to any outstanding awards under our prior stock incentive plans that are forfeited, canceled or reacquired by the Company will become available for re-issuance under the 2023 Stock Incentive Plan. As of December 31, 2023, 943,192 shares were available for issuance under the plan. The plan terminates on April 17, 2033.
We grant restricted stock awards to our employees and members of our Board of Directors and stock performance awards to our executive officers and certain other key employees as part of our long-term compensation and retention program. Stock-based compensation cost, recognized within operating expenses in the consolidated statements of income, amounted to $7.4 million, $6.6 million and $6.7 million for the years ended December 31, 2023, 2022 and 2021. The related income tax benefit recognized for these periods amounted to $1.6 million, $1.7 million and $1.8 million.

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
The following is a summary of restricted stock award activity for the year ended December 31, 2023:

	Shares	Weighted-Average Grant-Date Fair Value

Nonvested, Beginning of Year	141,551	$49.83
Granted	55,205	68.03
Vested	(45,493)	50.02
Forfeited	(2,350)	52.02
Nonvested, End of Year	148,913	$56.48
The weighted-average grant-date fair value of granted awards was $68.03, $59.95 and $43.55 during the years ended December 31, 2023, 2022 and 2021. The fair value of vested awards was $3.1 million, $3.0 million and $2.1 million during the years ended December 31, 2023, 2022 and 2021. As of December 31, 2023, there was $3.4 million of unrecognized compensation cost for unvested restricted stock awards to be recognized over a weighted-average period of 1.7 years.
Stock Performance Awards. Stock performance awards are granted to executive officers and certain other key employees. The awards vest at the end of a three-year performance period. The number of common shares awarded, if any, at the end of the performance period ranges from zero to 150% of the target amount based on two performance measures: i) total shareholder return relative to a peer group (TSR component) and ii) return on equity (ROE component). The awards have no voting or dividend rights during the vesting period. Vesting of the awards is accelerated in certain circumstances, including upon retirement. The amount of common shares awarded on an accelerated vesting is based on actual performance at the end of the performance period.
The grant-date fair value of the ROE component of the stock performance awards granted during the years ended December 31, 2023, 2022 and 2021 was determined using the grant date stock price and a discounted cash flow analysis to adjust for expected unearned dividends during the vesting period. The grant-date fair value of the TSR component of the stock performance awards granted during the years ended December 31, 2023, 2022 and 2021 was determined using a Monte Carlo fair value simulation model incorporating the following assumptions:

	2023	2022	2021

Risk-free interest rate	4.15%	1.52%	0.18%
Expected term (in years)	3.00	3.00	3.00
Expected volatility	34.00%	32.00%	32.00%
Dividend yield	2.50%	2.90%	3.60%

The risk-free interest rate was derived from yields on U.S. government bonds of a similar term. The expected term of the award is equal to the three-year performance period. Expected volatility was estimated based on actual historical volatility of our common stock over a five-year period. Dividend yield was estimated based on historic and future yield estimates.
The following is a summary of stock performance award activity for the year ended December 31, 2023 (share amounts reflect awards at target):

	Shares	Weighted-Average Grant-Date Fair Value

Nonvested, Beginning of Year	189,800	$45.95
Granted	59,400	61.97
Vested	(55,000)	47.79
Forfeited	—	—
Nonvested, End of Year	194,200	$50.33
The weighted-average grant-date fair value of granted awards was $61.97, $54.91 and $38.34 during the years ended December 31, 2023, 2022 and 2021. The fair value of vested awards was $5.3 million, $5.1 million and $2.5 million during the years ended December 31, 2023, 2022 and

2021. As of December 31, 2023, there was $0.4 million of unrecognized compensation cost of unvested stock performance awards to be recognized over a weighted-average period of 0.67 years.
17. Earnings Per Share
The numerator used in the calculation of both basic and diluted earnings per share is net income. The denominator used in the calculation of basic earnings per share is the weighted-average number of shares outstanding during the period. The denominator used in the calculation of diluted earnings per share is derived by adjusting basic shares outstanding for the dilutive effect of potential shares outstanding, which consist of shares associated with time and performance based stock awards and our employee stock purchase plan.
The following includes the computation of the denominator for basic and diluted weighted-average shares outstanding for the years ended December 31, 2023, 2022 and 2021:

(in thousands)	2023	2022	2021

Weighted Average Common Shares Outstanding – Basic	41,668	41,586	41,491
Effect of Dilutive Securities:
Stock Performance Awards	269	248	226
Restricted Stock Awards	100	95	87
Employee Stock Purchase Plan Shares and Other	2	2	14
Dilutive Effect of Potential Common Shares	371	345	327
Weighted Average Common Shares Outstanding – Diluted	42,039	41,931	41,818
The amount of shares excluded from diluted weighted-average common shares outstanding because such shares were anti-dilutive was not material for the years ended December 31, 2023, 2022 and 2021.
18. Derivative Instruments
OTP enters into derivative instruments to manage its exposure to future commodity price variability, specifically future wholesale energy and natural gas prices, and reduce volatility in prices for our retail electric customers. These derivative instruments are not designated as qualifying hedging transactions but provide for an economic hedge against future price variability. The instruments are recorded at fair value on the consolidated balance sheets, with changes in fair value recorded in the consolidated statements of income. However, in accordance with rate-making and cost recovery processes, we recognize a regulatory asset or liability to defer losses or gains from derivative activity until settlement of the associated derivative instrument.
As of December 31, 2023 and 2022 OTP had outstanding pay-fixed, receive-variable swap agreements with an aggregate notional amount of 187,400 and 295,000 megawatt-hours of electricity. The contracts outstanding as of December 31, 2023 had various settlement dates throughout 2024. As of December 31, 2023 and 2022, the fair value of these derivative instruments was $4.2 million and $7.1 million, which are included in other current liabilities on the consolidated balance sheets. During the years ended December 31, 2023 and 2022, contracts matured and were settled in an aggregate amount of a $16.5 million loss and a $1.0 million gain, respectively. Gains and losses recognized on the settlement of derivative instruments are returned to, or recovered from, our electric customers through fuel recovery mechanisms in each state. When recognized in the statement of income, these gains or losses are included in electric purchased power.

19. Fair Value Measurements
The following tables present our assets measured at fair value on a recurring basis as of December 31, 2023 and 2022 classified by the input method used to measure fair value:

	Level 1	Level 2	Level 3
December 31, 2023

Assets
Investments:
Money Market Funds	$3,125	$—	$—
Mutual Funds	7,771	—	—
Corporate Debt Securities	—	1,579	—
Government Debt Securities	—	7,724	—
Total Assets	10,896	9,303	—
Liabilities
Derivative Instruments	—	4,210	—
Total Liabilities	$—	$4,210	$—

December 31, 2022

Assets
Investments:
Money Market Funds	$1,560	$—	$—
Mutual Funds	5,503	—	—
Corporate Debt Securities	—	1,434	—
Government Debt Securities	—	7,327	—
Total Assets	$7,063	$8,761	$—
Liabilities
Derivative Instruments	—	7,130	—
Total Liabilities	$—	$7,130	$—
The level 2 fair value measurements for government and corporate debt securities are determined on the basis of valuations provided by a third-party pricing service which utilizes industry accepted valuation models and observable market inputs to determine valuation. Some valuations or model inputs used by the pricing service may be based on broker quotes.
The level 2 fair value measurements for derivative instruments are determined by using inputs such as forward electric commodity prices, adjusted for location differences. These inputs are observable in the marketplace throughout the full term of the instrument, can be derived from observable data, or are supported by observable levels at which transactions are executed in the marketplace.
In addition to assets recorded at fair value on a recurring basis, we also hold financial instruments that are not recorded at fair value in the consolidated balance sheets but for which disclosure of the fair value of these financial instruments is provided. The following reflects the carrying value and estimated fair value of these assets and liabilities as of December 31, 2023 and 2022:

	December 31, 2023		December 31, 2022
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Assets:
Cash and Cash Equivalents	$230,373	$230,373	$118,996	$118,996
Total	230,373	230,373	118,996	118,996
Liabilities:
Short-Term Debt	81,422	81,422	8,204	8,204
Long-Term Debt	824,059	710,839	823,821	681,615
Total	$905,481	$792,261	$832,025	$689,819

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
Evaluation of Disclosures Controls and Procedures. Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) as of December 31, 2023, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2023.
Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the fourth quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Management has completed its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013) to conduct the required assessment of the effectiveness of the Company’s internal control over financial reporting. Based on this assessment, management concluded that, as of December 31, 2023, the Company’s internal control over financial reporting was effective based on those criteria. The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has audited the Company’s consolidated financial statements included in this report on Form 10-K and issued an attestation report on the Company’s internal control over financial reporting.
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
The information required by this Item regarding Directors is incorporated by reference to the information under “Election of Directors” in the Company's definitive Proxy Statement for the 2024 Annual Meeting. The information regarding executive officers and family relationships is set forth in Item 3A of this report on Form 10-K. The information required by this Item regarding the Company’s procedures for recommending nominees to the board of directors is incorporated by reference to the information under “Corporate Governance – Director Nomination Process” in the Company’s definitive Proxy Statement for the 2024 Annual Meeting. The information required by this Item regarding the Audit Committee and the Company’s Audit Committee financial experts is incorporated by reference to the information under “Committees of the Board of Directors – Audit Committee” in the Company’s definitive Proxy Statement for the 2024 Annual Meeting.
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
The information required by this Item is incorporated by reference to the information under “Compensation Discussion and Analysis”, “Report of Compensation and Human Capital Management Committee”, “Executive Compensation”, “Pay Ratio Disclosure” and “Director Compensation” in the Company's definitive Proxy Statement for the 2024 Annual Meeting.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item regarding security ownership is incorporated by reference to the information under “Security Ownership of Certain Beneficial Owners” in the Company’s definitive Proxy Statement for the 2024 Annual Meeting.
The following table sets forth information as of December 31, 2023 about the Company’s common stock that may be issued under all its equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)		(b)	(c)

Equity compensation plans approved by security holders:
2023 Stock Incentive Plan	409,880	(1)	N/A	943,192	(2)
1999 Employee Stock Purchase Plan	—		N/A	237,367	(3)
Equity compensation plans not approved by security holders	—		—	—
Total	409,880		—	1,180,559
(1)Includes 89,100, 83,700 and 118,500 performance-based share awards, assuming a maximum payout, granted in 2023, 2022 and 2021, respectively, and 118,580 restricted stock units outstanding as of December 31, 2023.
(2)The 2023 Stock Incentive Plan provides for the issuance of any shares available under the plan in the form of restricted stock, restricted stock units, performance awards and other types of stock-based awards, in addition to the granting of options, warrants or stock appreciation rights.
(3)Shares to be issued based on employee’s election to participate in the plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference to the information under “Policy and Procedures Regarding Transactions with Related Persons”, “Election of Directors” and “Committees of the Board of Directors” in the Company’s definitive Proxy Statement for the 2024 Annual Meeting.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated by reference to the information under “Ratification of Independent Registered Public Accounting Firm – Fees” and “Ratification of Independent Registered Public Accounting Firm – Pre-Approval of Audit/Non-Audit Services Policy” in the Company’s definitive Proxy Statement for the 2024 Annual Meeting.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
1. Financial Statements
2. Financial Statement Schedules
Schedule I - Condensed Financial Information of Registrant
Schedule II - Valuation and Qualifying Accounts and Reserves

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
OTTER TAIL CORPORATION (PARENT COMPANY)
CONDENSED BALANCE SHEETS

	December 31,
(in thousands)	2023	2022

Assets
Current Assets
Cash and Cash Equivalents	$228,137	$119,246
Accounts Receivable from Subsidiaries	2,555	3,278
Interest Receivable from Subsidiaries	117	117
Other	977	1,045
Total Current Assets	231,786	123,686
Investments in Subsidiaries	1,725,584	1,463,998
Notes Receivable from Subsidiaries	78,900	78,900
Deferred Income Taxes	65,244	64,802
Other Assets	50,795	43,779
Total Assets	$2,152,309	$1,775,165

Liabilities and Stockholders' Equity
Current Liabilities
Accounts Payable to Subsidiaries	$7	$7
Notes Payable to Subsidiaries	568,672	420,363
Other	15,320	15,994
Total Current Liabilities	583,999	436,364
Other Noncurrent Liabilities	45,455	41,686
Commitments and Contingencies
Capitalization
Long-Term Debt	79,849	79,798
Common Stockholders' Equity	1,443,006	1,217,317
Total Capitalization	1,522,855	1,297,115
Total Liabilities and Stockholders' Equity	$2,152,309	$1,775,165
See accompanying notes to condensed financial statements.

OTTER TAIL CORPORATION (PARENT COMPANY)
CONDENSED STATEMENTS OF INCOME

	Years Ended December 31,
(in thousands)	2023	2022	2021

Income
Equity Income in Earnings of Subsidiaries	$294,467	$296,833	$188,375
Interest Income from Subsidiaries	2,898	3,382	2,826
Other Income	10,496	466	1,290
Total Income	307,861	300,681	192,491
Expense
Nonelectric Selling, General, and Administrative Expenses	12,816	17,269	14,825
Interest Expense	3,813	4,066	4,727
Interest Expense from Subsidiaries	6	5	3
Nonservice Cost Components of Postretirement Benefits	1,063	1,023	1,097
Total Expense	17,698	22,363	20,652
Income Before Income Taxes	290,163	278,318	171,839
Income Tax Benefit	4,028	5,866	4,930
Net Income	$294,191	$284,184	$176,769
See accompanying notes to condensed financial statements.

OTTER TAIL CORPORATION (PARENT COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in thousands)	2023	2022	2021

Cash Flows from Operating Activities
Net Cash Provided by Operating Activities	$77,139	$28,807	$60,695
Cash Flows from Investing Activities
Investment in Subsidiaries	(40,000)	(50,000)	—
Debt Repaid by Subsidiaries	—	—	169
Other, net	(68)	(1,695)	(884)
Net Cash Used in Investing Activities	(40,068)	(51,695)	(715)
Cash Flows from Financing Activities
Net (Repayments) Borrowings on Short-Term Debt	—	(22,637)	(42,529)
Borrowings from Subsidiaries	148,308	236,926	49,085
Proceeds from Issuance of Common Stock	—	—	696
Payments for Shares Withheld for Employee Tax Obligations	(3,088)	(2,942)	(1,507)
Payments for Retirement of Long-Term Debt	—	—	(169)
Dividends Paid	(73,061)	(68,755)	(64,864)
Other, net	(339)	(461)	(689)
Net Cash Provided by (Used in) Financing Activities	71,820	142,131	(59,977)
Net Change in Cash and Cash Equivalents	108,891	119,243	3
Cash and Cash Equivalents at Beginning of Period	119,246	3	—
Cash and Cash Equivalents at End of Period	$228,137	$119,246	$3

See accompanying notes to condensed financial statements.

OTTER TAIL CORPORATION (PARENT COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Incorporated by Reference
OTC’s consolidated statements of comprehensive income and common shareholders’ equity in Part II, Item 8 are incorporated by reference.
Basis of Presentation
The condensed financial information of OTC is presented to comply with Rule 12-04 of Regulation S-X. The unconsolidated condensed financial statements do not reflect all of the information and notes normally included with financial statements prepared in accordance with generally accepted accounting principles. Therefore, these condensed financial statements should be read with the consolidated financial statements and related notes included in this report on Form 10-K.
OTC’s investments in subsidiaries are presented under the equity method of accounting. Under this method, the assets and liabilities of subsidiaries are not consolidated. The investments in net assets of the subsidiaries are recorded in the balance sheets. The income from operations of the subsidiaries is reported on a net basis as equity income in earnings of subsidiaries.
Related Party Transactions
Outstanding receivables from and payables to OTC's subsidiaries as of December 31, 2023 and 2022 are as follows:

(in thousands)	Accounts Receivable	Interest Receivable	Long-Term Notes Receivable	Accounts Payable	Current Notes Payable

December 31, 2023
Otter Tail Power Company	$2,415	$—	$—	$7	$—
Northern Pipe Products, Inc.	—	7	5,000	—	56,917
Vinyltech Corporation	14	17	11,500	—	98,016
BTD Manufacturing, Inc.	—	78	52,000	—	6,291
T.O. Plastics, Inc.	36	15	10,400	—	980
Varistar Corporation	—	—	—	—	406,468
Otter Tail Assurance Limited	90	—	—	—	—
	$2,555	$117	$78,900	$7	$568,672
December 31, 2022
Otter Tail Power Company	$3,016	$—	$—	$7	$—
Northern Pipe Products, Inc.	—	7	5,000	—	77,182
Vinyltech Corporation	—	18	11,500	—	90,425
BTD Manufacturing, Inc.	—	77	52,000	—	693
T.O. Plastics, Inc.	20	15	10,400	—	5,855
Varistar Corporation	—	—	—	—	246,208
Otter Tail Assurance Limited	242	—	—	—	—
	$3,278	$117	$78,900	$7	$420,363
Dividends
Dividends paid to OTC (the Parent) from its subsidiaries were as follows:

(in thousands)	2023	2022	2021

Cash Dividends Paid to Parent by Subsidiaries	$72,982	$68,680	$64,790

See OTC’s notes to consolidated financial statements in Part II, Item 8 for other disclosures.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
OTTER TAIL CORPORATION
Below is a summary of activity within valuation and qualifying accounts for the years ended December 31, 2023, 2022 and 2021:

(in thousands)	Balance, January 1	Charged to Cost and Expenses	Deductions [1,2]	Balance, December 31

Allowance for Credit Losses
2023	$1,648	$2,014	$(1,140)	$2,522
2022	1,836	909	(1,097)	1,648
2021	3,215	93	(1,472)	1,836
Deferred Tax Asset Valuation Allowance
2023	$—	$—	$—	$—
2022	—	—	—	—
2021	800	—	(800)	—

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

10.13.0	Deferred Compensation Plan for Directors (2003 Restatement).*

No.	Description
10.13.1	First Amendment of Deferred Compensation Plan for Directors (2003 Restatement), as Amended.*
10.13.2	Second Amendment of Deferred Compensation Plan for Directors (2003 Restatement), as Amended.*
10.14	Executive Survivor and Supplemental Retirement Plan (2020 Restatement).*
10.15	Nonqualified Retirement Plan (2021 Restatement).*
10.16	1999 Employee Stock Purchase Plan, As Amended (2016).
10.17	2014 Stock Incentive Plan
10.18	2023 Executive Annual Incentive Plan.*
10.19	Otter Tail Corporation Executive Restoration Plus Plan, 2020 Restatement.*
10.20	Summary of Non-Employee Director Compensation (2023).*
10.21	Change in Control Severance Agreement, Chuck MacFarlane, dated February 24, 2012.*
10.22	Change in Control Severance Agreement, Timothy Rogelstad, dated April 14, 2014.*
10.23	Change in Control Severance Agreement, Paul Knutson, dated December 17, 2012.*
10.24	Change in Control Severance Agreement, John Abbott, dated April 13, 2015.*
10.25	Change in Control Severance Agreement, Todd Wahlund, dated January 1, 2024.*
10.26	Change in Control Severance Agreement, Jennifer Smestad, dated January 1, 2018.*
10.27	Form of Change in Control Severance Agreement (2023)*
10.28	Otter Tail Corporation Executive Severance Plan (2024).*
10.29	Form of 2023 Restricted Stock Award Agreements for Directors
10.30	2023 Stock Incentive Plan
10.31	Form of 2023 Executive Performance Share Award Agreement (Executives)
10.32	Form of 2023 Restricted Stock Unit Award Agreement (Executives)
10.33	Consulting Agreement, Kevin G. Moug, dated January 8, 2024*
21	Subsidiaries of Registrant.
23	Consent of Deloitte & Touche LLP.
24	Power of Attorney.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Incentive Compensation Recovery Policy
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

OTTER TAIL CORPORATION

By:	/s/ Todd R. Wahlund
Todd R. Wahlund Vice President and Chief Financial Officer (authorized officer and principal financial officer)

Dated: February 14, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:
Signature and Title

Charles S. MacFarlane	)
President and Chief Executive Officer	)
(principal executive officer) and Director	)
)
Todd R. Wahlund	)
Vice President and Chief Financial Officer	)
(principal financial and accounting officer))
	)	By	/s/ Charles S. MacFarlane
Nathan I. Partain	)		Charles S. MacFarlane
Chairman of the Board and Director	)		Pro Se and Attorney-in-Fact
	)		Dated: February 14, 2024
Karen M. Bohn, Director	)
)
Jeanne H. Crain, Director	)
)
John D. Erickson, Director	)
)
Steven L. Fritze, Director	)
)
Kathryn O. Johnson, Director	)
)
Michael E. LeBeau, Director	)
)
Mary E. Ludford, Director	)
)
Thomas J. Webb, Director	)