Form 10-Q
period 2024-03-31
Otter Tail Corp
filed 2024-05-08
CIK 1466593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2024 or
☐    Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
41,814,425 Common Shares ($5 par value) as of April 30, 2024.

DEFINITIONS
The following abbreviations or acronyms are used in the text.

AME	Available Maximum Emergency	MISO	Midcontinent Independent System Operator, Inc.
ARP	Alternative Revenue Program	MPUC	Minnesota Public Utilities Commission
BTD	BTD Manufacturing, Inc.	NDDEQ	North Dakota Department of Environmental Quality
CCS	Carbon Capture and Sequestration	NDPSC	North Dakota Public Service Commission
ECO	Energy Conservation and Optimization Rider	OTC	Otter Tail Corporation
EGU	Electric Generating Units	OTP	Otter Tail Power Company
EPA	Environmental Protection Agency	PIR	Phase-In Rider
ESSRP	Executive Survivor and Supplemental Retirement Plan	PSLRA	Private Securities Litigation Reform Act of 1995
EUIC	Electric Utility Infrastructure Costs Rider	PTC	Production Tax Credits
FERC	Federal Energy Regulatory Commission	PVC	Polyvinyl chloride
GCR	Generation Cost Recovery Rider	RHR	Regional Haze Rule
GHG	Greenhouse Gas	ROE	Return on equity
IRP	Integrated Resource Plan	RRR	Renewable Resource Rider
ISO	Independent System Operator	SEC	Securities and Exchange Commission
kwh	kilowatt-hour	T.O. Plastics	T.O. Plastics, Inc.
MDT	Meter and Distribution Technology	TCR	Transmission Cost Recovery Rider
Merricourt	Merricourt Wind Energy Center

FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "PSLRA"). When used in this Form 10-Q and in future filings by Otter Tail Corporation (the "Company") with the Securities and Exchange Commission ("SEC"), in the Company’s press releases and in oral statements, words such as “anticipate,” “believe,” “can," "could,” “estimate,” “expect,” "future," "goal," “intend,” "likely," “may,” “outlook,” “plan,” “possible,” “potential,” "predict," "probable," "projected," “should,” "target," “will,” “would” or similar expressions are intended to identify forward-looking statements within the meaning of the PSLRA. Such statements are based on current expectations and assumptions and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. The Company’s risks and uncertainties include, among other things, uncertainty of future investments and capital expenditures, rate base levels and rate base growth, long-term investment risk, seasonal weather patterns and extreme weather events, counterparty credit risk, future business volumes with key customers, reductions in our credit ratings, our ability to access capital markets on favorable terms, assumptions and costs relating to funding our employee benefit plans, our subsidiaries’ ability to make dividend payments, cyber security threats or data breaches, the impact of government legislation and regulation including foreign trade policy and environmental, health and safety laws and regulations, the impact of climate change including compliance with legislative and regulatory changes to address climate change, operational and economic risks associated with our electric generating and manufacturing facilities, risks associated with energy markets, the availability and pricing of resource materials, inflation cost pressures, attracting and maintaining a qualified and stable workforce, expectations regarding regulatory proceedings, including state utility commission approval of resource plans, assigned service areas, the siting and construction of major facilities, capital structure, and allowed customer rates, and changing macroeconomic and industry conditions that impact demand for our products, pricing and margins. These and other risks and uncertainties are more fully described in our filings with the SEC, including our most recently filed Annual Report on Form 10-K. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information.
PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

OTTER TAIL CORPORATION
CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share data)	March 31, 2024	December 31, 2023

Assets
Current Assets
Cash and Cash Equivalents	$238,158	$230,373
Receivables, net of allowance for credit losses	195,674	157,143
Inventories	148,194	149,701
Regulatory Assets	9,175	16,127
Other Current Assets	16,742	16,826
Total Current Assets	607,943	570,170
Noncurrent Assets
Investments	66,110	62,516
Property, Plant and Equipment, net of accumulated depreciation	2,459,189	2,418,375
Regulatory Assets	96,682	95,715
Intangible Assets, net of accumulated amortization	6,568	6,843
Goodwill	37,572	37,572
Other Noncurrent Assets	51,968	51,377
Total Noncurrent Assets	2,718,089	2,672,398
Total Assets	$3,326,032	$3,242,568

Liabilities and Shareholders' Equity
Current Liabilities
Short-Term Debt	$—	$81,422
Accounts Payable	92,170	94,428
Accrued Salaries and Wages	21,922	38,134
Accrued Taxes	26,486	26,590
Regulatory Liabilities	33,513	25,408
Other Current Liabilities	34,383	43,775
Total Current Liabilities	208,474	309,757
Noncurrent Liabilities
Pension Benefit Liability	32,945	33,101
Other Postretirement Benefits Liability	27,501	27,676
Regulatory Liabilities	277,056	276,547
Deferred Income Taxes	246,560	237,273
Deferred Tax Credits	14,985	15,172
Other Noncurrent Liabilities	77,511	75,977
Total Noncurrent Liabilities	676,558	665,746
Commitments and Contingencies (Note 9)
Capitalization
Long-Term Debt	943,536	824,059
Shareholders' Equity
Common Shares: 50,000,000 shares authorized, $5 par value; 41,783,750 and 41,710,521 outstanding at March 31, 2024 and December 31, 2023	208,918	208,553
Additional Paid-In Capital	426,358	426,963
Retained Earnings	861,127	806,342
Accumulated Other Comprehensive Income	1,061	1,148
Total Shareholders' Equity	1,497,464	1,443,006
Total Capitalization	2,441,000	2,267,065
Total Liabilities and Shareholders' Equity	$3,326,032	$3,242,568
See accompanying condensed notes to consolidated financial statements.

OTTER TAIL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended March 31,
(in thousands, except per-share amounts)	2024	2023

Operating Revenues
Electric	$141,488	$151,909
Product Sales	205,580	187,172
Total Operating Revenues	347,068	339,081
Operating Expenses
Electric Production Fuel	17,694	11,492
Electric Purchased Power	22,521	41,825
Electric Operating and Maintenance Expenses	47,977	45,549
Cost of Products Sold (excluding depreciation)	114,723	112,369
Nonelectric Selling, General, and Administrative Expenses	18,914	18,699
Depreciation and Amortization	25,897	23,856
Electric Property Taxes	4,367	4,621
Total Operating Expenses	252,093	258,411
Operating Income	94,975	80,670
Other Income and (Expense)
Interest Expense	(9,850)	(9,415)
Nonservice Components of Postretirement Benefits	2,442	2,412
Other Income (Expense), net	4,579	2,118
Income Before Income Taxes	92,146	75,785
Income Tax Expense	17,808	13,304
Net Income	$74,338	$62,481

Weighted-Average Common Shares Outstanding:
Basic	41,724	41,632
Diluted	42,033	41,977
Earnings Per Share:
Basic	$1.78	$1.50
Diluted	$1.77	$1.49
See accompanying condensed notes to consolidated financial statements.

OTTER TAIL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended March 31,
(in thousands)	2024	2023

Net Income	$74,338	$62,481
Other Comprehensive Income (Loss):
Unrealized Gain (Loss) on Available-for-Sale Securities, net of tax benefit (expense) of $3, and $(21)	(13)	80
Pension and Other Postretirement Benefits, net of tax benefit of $26, and $9	(74)	(26)
Total Other Comprehensive Income (Loss)	(87)	54
Total Comprehensive Income	$74,251	$62,535
See accompanying condensed notes to consolidated financial statements.

OTTER TAIL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)

(in thousands, except common shares outstanding)	Common Shares Outstanding	Par Value, Common Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity

Balance, December 31, 2023	41,710,521	$208,553	$426,963	$806,342	$1,148	$1,443,006
Stock Issued Under Share-Based Compensation Plans, net of shares withheld for employee taxes	73,229	365	(6,119)	—	—	(5,754)
Net Income	—	—	—	74,338	—	74,338
Other Comprehensive Loss	—	—	—	—	(87)	(87)
Stock Compensation Expense	—	—	5,514	—	—	5,514
Common Dividends ($0.4675 per share)	—	—	—	(19,553)	—	(19,553)
Balance, March 31, 2024	41,783,750	$208,918	$426,358	$861,127	$1,061	$1,497,464

Balance, December 31, 2022	41,631,113	$208,156	$423,034	$585,212	$915	$1,217,317
Stock Issued Under Share-Based Compensation Plans, net of shares withheld for employee taxes	53,413	267	(3,355)	—	—	(3,088)
Net Income	—	—	—	62,481	—	62,481
Other Comprehensive Income	—	—	—	—	54	54
Stock Compensation Expense	—	—	5,269	—	—	5,269
Common Dividends ($0.4375 per share)	—	—	—	(18,256)	—	(18,256)
Balance, March 31, 2023	41,684,526	$208,423	$424,948	$629,437	$969	$1,263,777
See accompanying condensed notes to consolidated financial statements.

OTTER TAIL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended March 31,
(in thousands)	2024	2023

Operating Activities
Net Income	$74,338	$62,481
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	25,897	23,856
Deferred Tax Credits	(187)	(186)
Deferred Income Taxes	7,859	8,028
Investment Gains	(2,385)	(1,829)
Stock Compensation Expense	5,514	5,269
Other, Net	(874)	93
Changes in Operating Assets and Liabilities:
Receivables	(38,531)	(31,049)
Inventories	1,920	1,460
Regulatory Assets	7,338	7,147
Other Assets	537	5,278
Accounts Payable	8,195	(7,387)
Accrued and Other Liabilities	(24,372)	(19,617)
Regulatory Liabilities	9,365	4,420
Pension and Other Postretirement Benefits	(2,701)	(2,411)
Net Cash Provided by Operating Activities	71,913	55,553
Investing Activities
Capital Expenditures	(74,044)	(98,101)
Proceeds from Disposal of Noncurrent Assets	2,499	1,030
Cash Used for Investments and Other Assets	(4,331)	(3,308)
Net Cash Used in Investing Activities	(75,876)	(100,379)
Financing Activities
Net Borrowings (Repayments) of Short-Term Debt	(81,422)	52,650
Proceeds from Issuance of Long-Term Debt	120,000	—
Dividends Paid	(19,553)	(18,256)
Payments for Shares Withheld for Employee Tax Obligations	(5,754)	(3,088)
Other, net	(1,523)	(1,396)
Net Cash Provided by Financing Activities	11,748	29,910
Net Change in Cash and Cash Equivalents	7,785	(14,916)
Cash and Cash Equivalents at Beginning of Period	230,373	118,996
Cash and Cash Equivalents at End of Period	$238,158	$104,080

Supplemental Disclosure of Noncash Investing Activities
Accrued Property, Plant and Equipment Additions	$7,667	$10,346
See accompanying condensed notes to consolidated financial statements

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
Basis of Presentation
The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the SEC for interim reporting. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles. In the opinion of management, we have included all adjustments, including normal recurring accruals, necessary for a fair presentation of the consolidated financial statements for the periods presented. The consolidated financial statements and condensed notes thereto should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Because of the seasonality of our businesses and other factors, the earnings for the three months ended March 31, 2024 should not be taken as an indication of earnings for all or any part of the balance of the current year or as an indication of earnings for future years.
Use of Estimates
We use estimates based on the best information available in recording transactions and balances resulting from business operations. As better information becomes available or actual amounts are known, the recorded estimates are revised. Consequently, operating results can be affected by revisions to prior accounting estimates.
Reclassifications
Certain reclassifications of amounts previously reported have been made to the accompanying consolidated statements of cash flows to maintain consistency and comparability between periods presented. Other, net operating cash flows previously reported for the three months ended March 31, 2023, included $1.8 million of investment gains, which are presented separately in the current period, and excluded $0.2 million of allowance for equity funds used during construction, which were previously presented separately. The reclassifications had no impact on previously reported net cash provided by operating activities, net cash used in investing activities, net cash used in financing activities, or cash and cash equivalents.
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
2. Segment Information
The classification of our business into three segments, Electric, Manufacturing and Plastics, is consistent with our business strategy, organizational structure and our internal reporting and review processes used by our chief operating decision maker to make decisions regarding allocation of resources, to assess operating performance and to make strategic decisions.
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
Information for each segment and our unallocated corporate costs for the three months ended March 31, 2024 and 2023 are as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023

Operating Revenue
Electric	$141,488	$151,909
Manufacturing	99,380	106,782
Plastics	106,200	80,390
Total	$347,068	$339,081
Net Income (Loss)
Electric	$22,470	$23,221
Manufacturing	5,261	6,862
Plastics	46,740	33,686
Corporate	(133)	(1,288)
Total	$74,338	$62,481
The following provides the identifiable assets by segment and corporate assets as of March 31, 2024 and December 31, 2023:

(in thousands)	March 31, 2024	December 31, 2023

Identifiable Assets
Electric	$2,586,318	$2,533,831
Manufacturing	263,408	251,343
Plastics	190,218	164,179
Corporate	286,088	293,215
Total	$3,326,032	$3,242,568

3. Revenue
Presented below are our operating revenues from external customers, in total and by amounts arising from contracts with customers and alternative revenue program (ARP) arrangements, disaggregated by revenue source and segment for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(in thousands)	2024	2023

Operating Revenues
Electric Segment
Retail: Residential	$39,457	$43,972
Retail: Commercial and Industrial	83,028	90,489
Retail: Other	2,004	1,992
Total Retail	124,489	136,453
Transmission	12,214	12,107
Wholesale	3,465	1,838
Other	1,320	1,511
Total Electric Segment	141,488	151,909
Manufacturing Segment
Metal Parts and Tooling	87,915	90,068
Plastic Products and Tooling	8,986	14,142
Scrap Metal	2,479	2,572
Total Manufacturing Segment	99,380	106,782
Plastics Segment
PVC Pipe	106,200	80,390
Total Operating Revenue	347,068	339,081
Less: Non-contract Revenues Included Above
Electric Segment - ARP Revenues	(173)	(1,210)
Total Operating Revenues from Contracts with Customers	$347,241	$340,291
4. Select Balance Sheet Information
Receivables and Allowance for Credit Losses
Receivables as of March 31, 2024 and December 31, 2023 are as follows:

(in thousands)	March 31, 2024	December 31, 2023

Receivables
Trade	$165,717	$129,257
Other	8,909	9,084
Unbilled Receivables	23,066	21,324
Total Receivables	197,692	159,665
Less: Allowance for Credit Losses	2,018	2,522
Receivables, net of allowance for credit losses	$195,674	$157,143
The following is a summary of activity in the allowance for credit losses for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(in thousands)	2024	2023

Beginning Balance, January 1	$2,522	$1,648
Additions Charged to Expense	272	737
Reductions for Amounts Written Off, Net of Recoveries	(776)	(194)
Ending Balance, March 31	$2,018	$2,191

Inventories
Inventories consist of the following as of March 31, 2024 and December 31, 2023:

(in thousands)	March 31, 2024	December 31, 2023

Raw Material, Fuel and Supplies	$75,058	$75,733
Work in Process	28,621	26,354
Finished Goods	44,515	47,614
Total Inventories	$148,194	$149,701
Investments
The following is a summary of our investments as of March 31, 2024 and December 31, 2023:

(in thousands)	March 31, 2024	December 31, 2023

Short-term Investments
Corporate and Government Debt Securities	$467	$—
Long-term Investments
Corporate-Owned Life Insurance Policies	43,980	42,287
Corporate and Government Debt Securities	9,035	9,303
Money Market Funds	3,337	3,125
Mutual Funds	9,728	7,771
Other Investments	30	30
Total Long-term Investments	66,110	62,516
Total Investments	$66,577	$62,516
The amount of unrealized gains and losses on debt securities as of March 31, 2024 and December 31, 2023 was not material and no unrealized losses were deemed to be other-than-temporary. In addition, the amount of unrealized gains and losses on marketable equity securities still held as of March 31, 2024 and December 31, 2023 was not material.
Property, Plant and Equipment
Major classes of property, plant and equipment as of March 31, 2024 and December 31, 2023 include:

(in thousands)	March 31, 2024	December 31, 2023

Electric Plant
Electric Plant in Service	$3,030,848	$2,989,881
Construction Work in Progress	143,505	137,212
Total Gross Electric Plant	3,174,353	3,127,093
Less Accumulated Depreciation and Amortization	864,826	851,148
Net Electric Plant	2,309,527	2,275,945
Nonelectric Property, Plant and Equipment
Nonelectric Property, Plant and Equipment in Service	322,912	311,924
Construction Work in Progress	38,237	38,062
Total Gross Nonelectric Property, Plant and Equipment	361,149	349,986
Less Accumulated Depreciation and Amortization	211,487	207,556
Net Nonelectric Property, Plant and Equipment	149,662	142,430
Net Property, Plant and Equipment	$2,459,189	$2,418,375

5. Regulatory Matters
Regulatory Assets and Liabilities
The following presents our current and long-term regulatory assets and liabilities as of March 31, 2024 and December 31, 2023 and the period we expect to recover or refund such amounts:

	Period of	March 31, 2024		December 31, 2023
(in thousands)	Recovery/Refund	Current	Long-Term	Current	Long-Term

Regulatory Assets
Pension and Other Postretirement Benefit Plans[1]	Various	$154	$87,630	$154	$86,134
Alternative Revenue Program Riders[2]	Up to 2 years	3,501	203	3,719	158
Asset Retirement Obligations[1]	Asset lives	—	107	—	87
Deferred Income Taxes	Asset lives	—	7,154	—	6,940
Fuel Clause Adjustments[1]	Up to 1 year	4,075	—	7,294	—
Derivative Instruments[1]	Up to 1 year	248	—	4,210	—
Other[1]	Various	1,197	1,588	750	2,396
Total Regulatory Assets		$9,175	$96,682	$16,127	$95,715
Regulatory Liabilities
Deferred Income Taxes	Asset lives	$—	$134,779	$—	$136,022
Plant Removal Obligations	Asset lives	—	117,220	—	117,030
Fuel Clause Adjustments	Up to 1 year	16,011	—	11,350	—
Alternative Revenue Program Riders	Up to 1 year	10,291	—	6,885	—
North Dakota PTC Refunds	Asset lives	—	13,175	—	12,011
Pension and Other Postretirement Benefit Plans	Various	6,138	11,608	6,138	11,307
Other	Various	1,073	274	1,035	177
Total Regulatory Liabilities		$33,513	$277,056	$25,408	$276,547

[1]Costs subject to recovery without a rate of return.
[2]Amounts eligible for recovery includes an incentive or rate of return.

6. Short-Term and Long-Term Borrowings
The following is a summary of our outstanding short- and long-term borrowings by borrower, OTC or OTP, as of March 31, 2024 and December 31, 2023:
Short-Term Debt
The following is a summary of our lines of credit as of March 31, 2024 and December 31, 2023:

		March 31, 2024			December 31, 2023
(in thousands)	Borrowing Limit	Amount Outstanding	Letters of Credit	Amount Available	Amount Available

OTC Credit Agreement	$170,000	$—	$—	$170,000	$170,000
OTP Credit Agreement	170,000	—	9,132	160,868	79,446
Total	$340,000	$—	$9,132	$330,868	$249,446

Long-Term Debt
The following is a summary of outstanding long-term debt by borrower as of March 31, 2024 and December 31, 2023:

				(in thousands)
Borrower	Debt Instrument	Rate	Maturity	March 31, 2024	December 31, 2023

OTC	Guaranteed Senior Notes	3.55%	12/15/26	$80,000	$80,000
OTP	Series 2007C Senior Unsecured Notes	6.37%	08/02/27	42,000	42,000
OTP	Series 2013A Senior Unsecured Notes	4.68%	02/27/29	60,000	60,000
OTP	Series 2019A Senior Unsecured Notes	3.07%	10/10/29	10,000	10,000
OTP	Series 2020A Senior Unsecured Notes	3.22%	02/25/30	10,000	10,000
OTP	Series 2020B Senior Unsecured Notes	3.22%	08/20/30	40,000	40,000
OTP	Series 2021A Senior Unsecured Notes	2.74%	11/29/31	40,000	40,000
OTP	Series 2024A Senior Unsecured Notes	5.48%	04/01/34	60,000	—
OTP	Series 2007D Senior Unsecured Notes	6.47%	08/20/37	50,000	50,000
OTP	Series 2019B Senior Unsecured Notes	3.52%	10/10/39	26,000	26,000
OTP	Series 2020C Senior Unsecured Notes	3.62%	02/25/40	10,000	10,000
OTP	Series 2013B Senior Unsecured Notes	5.47%	02/27/44	90,000	90,000
OTP	Series 2018A Senior Unsecured Notes	4.07%	02/07/48	100,000	100,000
OTP	Series 2019C Senior Unsecured Notes	3.82%	10/10/49	64,000	64,000
OTP	Series 2020D Senior Unsecured Notes	3.92%	02/25/50	15,000	15,000
OTP	Series 2021B Senior Unsecured Notes	3.69%	11/29/51	100,000	100,000
OTP	Series 2022A Senior Unsecured Notes	3.77%	05/20/52	90,000	90,000
OTP	Series 2024B Senior Unsecured Notes	5.77%	04/01/54	60,000	—
Total				$947,000	$827,000
Less:	Unamortized Long-Term Debt Issuance Costs			3,464	2,941
Total Long-Term Debt, Net of Unamortized Debt Issuance Costs				$943,536	$824,059
On March 28, 2024, OTP entered into a Note Purchase Agreement pursuant to which OTP issued, in a private placement transaction, $120.0 million of senior unsecured notes consisting of (a) $60.0 million of 5.48% Series 2024A Senior Unsecured Notes due April 1, 2034, and (b) $60.0 million of 5.77% Series 2024B Senior Unsecured Notes due April 1, 2054.
Per the terms of the agreement, OTP may prepay all or any part of the notes (in an amount not less than 10% of the aggregate principal amount of the notes then outstanding in the case of a partial prepayment) at 100% of the principal amount so prepaid, together with unpaid accrued interest and a make-whole amount, as defined in the agreement; provided that no default or event of default exists under the agreement. Any prepayment made by the Company of all of the Series 2024A Notes then outstanding on or after January 1, 2034, or the Series 2024B Notes then outstanding on or after October 1, 2053, will be made without any make-whole amount. Consistent with other borrowings, the agreement contains a number of restrictions on the business of OTP, including restrictions on OTP’s ability to merge, sell substantially all assets, create or incur liens on assets, guarantee the obligations of any other party, and engage in certain transactions with affiliates.
Financial Covenants
Certain of OTC's and OTP's short- and long-term debt agreements require the borrower, whether OTC or OTP, to maintain certain financial covenants, including a maximum debt to total capitalization ratio of 0.60 to 1.00, a minimum interest and dividend coverage ratio of 1.50 to 1.00, and a maximum level of priority indebtedness. As of March 31, 2024, OTC and OTP were in compliance with these financial covenants.
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

The following table includes the components of net periodic benefit cost (income) related to our defined benefit pension plans and other postretirement benefits for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	Pension Benefits (Pension Plan)		Pension Benefits (ESSRP)		Postretirement Benefits
(in thousands)	2024	2023	2024	2023	2024	2023

Service Cost	$972	$925	$—	$18	$123	$153
Interest Cost	4,297	4,109	474	314	400	669
Expected Return on Assets	(6,380)	(6,479)	—	—	—	—
Amortization of Prior Service Cost	—	—	—	—	(1,576)	(1,433)
Amortization of Net Actuarial Loss	40	—	—	—	—	—
Net Periodic Benefit Cost (Income)	$(1,071)	$(1,445)	$474	$332	$(1,053)	$(611)
The following table includes the impact of regulation on the recognition of periodic benefit cost (income) arising from pension and other postretirement benefits for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(in thousands)	2024	2023

Net Periodic Benefit Cost (Income)	$(1,650)	$(1,724)
Net Amount Amortized Due to the Effect of Regulation	303	408
Net Periodic Benefit Cost (Income) Recognized	$(1,347)	$(1,316)
We had no minimum funding requirements for our Pension Plan or any other postretirement benefit plans as of December 31, 2023. We did not make any contributions to our Pension Plan during the three months ended March 31, 2024 and 2023.
8. Income Taxes
The Company's effective tax rate was 19.3% and 17.6% for each of the three months ended March 31, 2024 and 2023. These rates differed from the federal statutory rate of 21% primarily due to the impact of production tax credits associated with the energy generation of our wind and solar assets, partially offset by state taxes.
9. Commitments and Contingencies
Contingencies
FERC Return on Equity (ROE). In November 2013 and February 2015, customers filed complaints with the Federal Energy Regulatory Commission (FERC) seeking to reduce the ROE component of the transmission rates that MISO transmission owners, including OTP, may collect under the MISO tariff rate. FERC's most recent order, issued on November 19, 2020, adopted a revised ROE methodology and set the base ROE at 10.02% (10.52% with an adder) effective for the fifteen-month period from November 2013 to February 2015 and on a prospective basis beginning in September 2016. The order also dismissed any complaints covering the period from February 2015 to May 2016. On August 9, 2022, the U.S. Court of Appeals for the District of Columbia Circuit vacated the FERC order citing a lack of reasoned explanation by FERC in its adoption of its revised ROE methodology as outlined in its November 2020 order. The U.S. Court of Appeals remanded the matter to FERC to reopen the proceedings.
Significant uncertainty exists as to how FERC will proceed upon remand and there is no prescribed timeline under which FERC must act. As a result, we have deferred recognition of certain revenues and had a refund liability of $2.8 million as of March 31, 2024, which is included in other current liabilities on the consolidated balance sheet. This refund liability reflects our best estimate of amounts previously collected from customers under the MISO tariff rate that may be required to be refunded to customers once all regulatory and judicial proceedings are complete and a final ROE is established for the periods outlined above.
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
In June 2023, a coalition of environmental organizations filed a lawsuit against the EPA for failing to enforce the RHR. In response, the EPA proposed, through a consent decree filed in the U.S. District Court for the District of Columbia in March 2024, a timeline for it to act on 34 outstanding state implementation plans. Under the proposed consent decree the EPA would approve, deny, partially approve or issue a federal implementation plan at assigned dates between 2024 and 2026, including a final decision on the North Dakota state implementation plan by November 2024.
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
Other Contingencies. We are party to litigation and regulatory matters arising in the normal course of business. We regularly analyze relevant information and, as necessary, estimate and record accrued liabilities for legal, regulatory enforcement and other matters in which a loss is probable of occurring and can be reasonably estimated. We believe the effect on our consolidated operating results, financial position and cash flows, if any, for the disposition of all matters pending as of March 31, 2024, other than those discussed above, will not be material.
10. Stockholders' Equity
Registration Statements
On May 3, 2024, we filed a shelf registration statement with the SEC under which we may offer for sale, from time to time, either separately or together in any combination, equity, debt or other securities described in the shelf registration statement. No new debt or equity has been issued pursuant to the registration statement. The registration statement expires in May 2027.
On May 3, 2024, we filed a second registration statement with the SEC for the issuance of up to 1,500,000 common shares under an Automatic Dividend Reinvestment and Share Purchase Plan, which provides shareholders, retail customers of OTP and other interested investors methods of purchasing our common shares by reinvesting their dividends or making optional cash investments. Shares purchased under the plan may be newly issued common shares or common shares purchased on the open market. The registration statement expires in May 2027.
Dividend Restrictions
OTC is a holding company with no significant operations of its own. The primary source of funds for payments of dividends to OTC's shareholders is from dividends paid or distributions made by OTC's subsidiaries. As a result of certain statutory limitations or regulatory or financing agreements, the amount of distributions allowed to be made by OTC's subsidiaries or the amount of dividends paid by OTC could be restricted. Both the OTC Credit Agreement and the OTP Credit Agreement contain restrictions on the payment of cash dividends upon a default or event of default, including failure to maintain certain financial covenants. As of March 31, 2024, we were in compliance with these financial covenants.
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
The Minnesota Public Utilities Commission (MPUC) indirectly limits the amount of dividends OTP can pay to OTC by requiring an equity-to-total-capitalization ratio between 48.3% and 59.1% based on OTP’s current capital structure requirements. As of March 31, 2024, OTP’s equity-to-total-capitalization ratio, including short-term debt, was 53.2% and its net assets restricted from distribution totaled approximately $807 million. Under the MPUC order, total capitalization for OTP cannot exceed $2.0 billion.
11. Accumulated Other Comprehensive Income (Loss)
The following presents the changes in accumulated other comprehensive income (loss) for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024					2023
(in thousands)	Pension and Other Postretirement Benefits		Net Unrealized Gains (Losses) on Available-for-Sale Securities		Total	Pension and Other Postretirement Benefits		Net Unrealized Gains (Losses) on Available-for-Sale Securities	Total

Balance, Beginning of Period	$1,375		$(227)		$1,148	$1,334		$(419)	$915
Other Comprehensive (Loss) Income Before Reclassifications, net of tax	—		(24)		(24)	—		80	80
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(74)	(1)	11	(2)	(63)	(26)	(1)	—	(26)
Total Other Comprehensive Income (Loss)	(74)		(13)		(87)	(26)		80	54
Balance, End of Period	$1,301		$(240)		$1,061	$1,308		$(339)	$969

(1) Included in the computation of net periodic pension and other postretirement benefit costs. See Note 7.
(2) Included in other income (expense), net on the accompanying consolidated statements of income.
12. Share-Based Payments
Stock Compensation Expense
Stock-based compensation expense arising from our employee stock purchase plan and share-based compensation plans recognized within operating expenses in the consolidated statements of income amounted to $5.5 million and $5.3 million for the three months ended March 31, 2024 and 2023.
Restricted Stock Awards. Restricted stock awards are granted to executive officers and other key employees and members of the Company's Board of Directors. The awards vest, depending on award recipient, either ratably over a period of three or four years or cliff vest after four years. Vesting is accelerated in certain circumstances, including upon retirement.

The following is a summary of stock award activity for the three months ended March 31, 2024:

	Shares	Weighted-Average Grant-Date Fair Value

Nonvested, January 1, 2024	148,913	$56.48
Granted	18,175	90.67
Vested	(16,283)	55.02
Forfeited	—	—
Nonvested, March 31, 2024	150,805	$60.76
The fair value of vested awards was $1.5 million and $1.2 million during the three months ended March 31, 2024 and 2023.
Stock Performance Awards. Stock performance awards are granted to executive officers and certain other key employees. The awards vest at the end of a three-year performance period. The number of common shares awarded, if any, at the end of the performance period ranges from zero to 150% of the target amount based on two performance measures: i) total shareholder return relative to a peer group and ii) ROE. Vesting of the awards is accelerated in certain circumstances, including on retirement. The number of common shares awarded on an accelerated vesting is based on actual performance at the end of the performance period.
The grant date fair value of stock performance awards granted during the three months ended March 31, 2024 and 2023 was determined using a Monte Carlo fair value simulation model incorporating the following assumptions:

	2024	2023

Risk-free interest rate	4.16%	4.15%
Expected term (in years)	3	3
Expected volatility	35.10%	34.00%
Dividend yield	2.40%	2.50%

The risk-free interest rate was derived from yields on U.S. government bonds of a similar term. The expected term of the award is equal to the three-year performance period. Expected volatility was estimated based on actual historical volatility of our common stock. Dividend yield was estimated based on historical and future yield estimates.
The following is a summary of stock performance award activity for the three months ended March 31, 2024 (share amounts reflect awards at target):

	Shares	Weighted-Average Grant-Date Fair Value

Nonvested, January 1, 2024	194,200	$50.33
Granted	43,400	94.45
Vested	(79,000)	38.34
Forfeited	—	—
Nonvested, March 31, 2024	158,600	$68.37
The fair value of vested awards was $11.1 million and $5.3 million during the three months ended March 31, 2024 and 2023, respectively.
13. Earnings Per Share
The numerator used in the calculation of both basic and diluted earnings per share is net income. The denominator used in the calculation of basic earnings per share is the weighted-average number of shares outstanding during the period. The denominator used in the calculation of diluted earnings per share is derived by adjusting basic shares outstanding for the dilutive effect of potential shares outstanding, which consist of time- and performance-based stock awards and employee stock purchase plan shares.

The following includes the computation of the denominator for basic and diluted weighted-average shares outstanding for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(in thousands)	2024	2023

Weighted-Average Common Shares Outstanding – Basic	41,724	41,632
Effect of Dilutive Securities:
Stock Performance Awards	196	241
Restricted Stock Awards	111	102
Employee Stock Purchase Plan	2	2
Dilutive Effect of Potential Common Shares	309	345
Weighted-Average Common Shares Outstanding – Diluted	42,033	41,977
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
As of March 31, 2024, OTP had multiple outstanding pay-fixed, receive-variable swap agreements with an aggregate notional amount of 54,000 megawatt-hours of electricity, with settlement dates extending to December 31, 2024. As of March 31, 2024, the fair value of these derivative instruments was $0.2 million, which is included in other current liabilities on the consolidated balance sheets. As of December 31, 2023, the fair value of these derivative instruments was $4.2 million, which is included in other current liabilities. During the three months ended March 31, 2024 and 2023, contracts matured and were settled in an aggregate amount of a $2.7 million loss and a $16.0 million loss, respectively. Gains and losses recognized on the settlement of derivative instruments are returned to, or recovered from, our electric customers through fuel recovery mechanisms in each state. When recognized in the consolidated statements of income, these gains or losses are included in electric purchased power.

15. Fair Value Measurements
The following tables present our assets and liabilities measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 classified by the input method used to measure fair value:

(in thousands)	Level 1	Level 2	Level 3

March 31, 2024

Assets:
Investments:
Money Market Funds	$3,337	$—	$—
Mutual Funds	9,728	—	—
Corporate Debt Securities	—	1,580	—
Government-Backed and Government-Sponsored Enterprises’ Debt Securities	—	7,922	—
Total Assets	$13,065	$9,502	$—
Liabilities:
Derivative Instruments	$—	$248	$—
Total Liabilities	$—	$248	$—

December 31, 2023

Assets:
Investments:
Money Market Funds	$3,125	$—	$—
Mutual Funds	7,771	—	—
Corporate Debt Securities	—	1,579	—
Government-Backed and Government-Sponsored Enterprises’ Debt Securities	—	7,724	—
Total Assets	$10,896	$9,303	$—
Liabilities:
Derivative Instruments	—	4,210	—
Total Liabilities	$—	$4,210	$—
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

The following reflects the carrying value and estimated fair value of these assets and liabilities as of March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Assets:
Cash and Cash Equivalents	$238,158	$238,158	$230,373	$230,373
Total	238,158	238,158	230,373	230,373
Liabilities:
Short-Term Debt	—	—	81,422	81,422
Long-Term Debt	943,536	820,840	824,059	710,839
Total	$943,536	$820,840	$905,481	$792,261

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
You should read the following discussion and analysis of our financial condition and results of operations together with our interim financial statements and the related notes appearing under Item 1 of this Quarterly Report on Form 10-Q, and our annual financial statements and the related notes along with the discussion and analysis of our financial condition and results of operations contained in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
CONSOLIDATED RESULTS
The following table summarizes consolidated operating results for the three months ended March 31, 2024 and 2023:

(in thousands)	2024	2023	$ change	% change

Operating Revenues	$347,068	$339,081	$7,987	2.4%
Operating Expenses	252,093	258,411	(6,318)	(2.4)
Operating Income	94,975	80,670	14,305	17.7
Interest Expense	(9,850)	(9,415)	(435)	4.6
Nonservice Components of Postretirement Benefits	2,442	2,412	30	1.2
Other Income (Expense), net	4,579	2,118	2,461	116.2
Income Before Income Taxes	92,146	75,785	16,361	21.6
Income Tax Expense	17,808	13,304	4,504	33.9
Net Income	$74,338	$62,481	$11,857	19.0%
Operating Revenues increased $8.0 million primarily due to increased sales volumes in our Plastics segment driven by strong distributor and end market demand, partially offset by decreased sales volumes in our Manufacturing segment, and decreased retail revenues in our Electric segment driven by decreased fuel recovery revenues and the impact of unfavorable weather. See our segment disclosures below for additional discussion of items impacting operating revenues.
Operating Expenses decreased $6.3 million primarily due to decreased sales volumes in our Manufacturing segment, lower purchased power costs in our Electric segment and lower material costs in our Plastics segment. See our segment disclosures below for additional discussion of items impacting operating expenses.
Other Income (Expense) increased $2.5 million, primarily due to increased investment income earned on our short-term cash equivalent investments due to an increase in the cash available for investment and an increase in interest rates.
Income Tax Expense increased $4.5 million compared to the same period last year. Our effective tax rate was 19.3% in the first quarter of 2024 and 17.6% in the first quarter of 2023. The increase in our effective tax rate was primarily due to an increase in our income before taxes.

ELECTRIC SEGMENT RESULTS
The following table summarizes Electric segment operating results for the three months ended March 31, 2024 and 2023:

(in thousands)	2024	2023	$ change	% change

Retail Revenues	$124,489	$136,453	$(11,964)	(8.8)%
Transmission Services Revenues	12,214	12,107	107	0.9
Wholesale Revenues	3,465	1,838	1,627	88.5
Other Electric Revenues	1,320	1,511	(191)	(12.6)
Total Operating Revenues	141,488	151,909	(10,421)	(6.9)
Production Fuel	17,694	11,492	6,202	54.0
Purchased Power	22,521	41,825	(19,304)	(46.2)
Operating and Maintenance Expenses	47,977	45,549	2,428	5.3
Depreciation and Amortization	19,887	18,326	1,561	8.5
Property Taxes	4,367	4,621	(254)	(5.5)
Operating Income	$29,042	$30,096	$(1,054)	(3.5)%

	2024	2023	change	% change

Electric kilowatt-hour (kwh) Sales (in thousands)
Retail kwh Sales	1,580,851	1,635,246	(54,395)	(3.3)%
Wholesale kwh Sales – Company Generation	81,085	61,854	19,231	31.1
Heating Degree Days	2,913	3,732	(819)	(21.9)

The operating results of our Electric segment are impacted by fluctuations in weather conditions and the resulting demand for electricity for heating and cooling. The following table shows heating degree days as a percent of normal for the three months ended March 31, 2024 and 2023. There were no cooling degree days in our service territory during the three months ended March 31, 2024 and 2023.

	2024	2023

Heating Degree Days	84.4%	108.2%

The following table summarizes the estimated effect on diluted earnings per share of the difference in retail kwh sales under actual weather conditions and expected retail kwh sales under normal weather conditions in 2024 and 2023, and between years.

	2024 vs Normal	2024 vs 2023	2023 vs Normal

Effect on Diluted Earnings Per Share	$(0.06)	$(0.09)	$0.03

Retail Revenues decreased $12.0 million primarily due to the following:
•A $14.3 million decrease in fuel recovery revenues, primarily due to lower purchased power volumes driven by increased company generation and the unseasonably warm weather in much of our service territory.
•A $5.5 million decrease in revenues from the unfavorable impact of weather compared to last year.
The decreases in retail revenues described above were partially offset by the following:
•A $3.3 million increase in rider revenue, which included the recovery of costs of our wind repowering projects and other rate base investments.
•A $2.2 million increase in new retail revenues, net of an estimated refund, from an interim rate increase in North Dakota effective January 1, 2024, in connection with OTP's North Dakota rate case filed in November 2023.
•A $1.4 million increase in retail revenues due to increased sales volumes from commercial and industrial customers driven by additional demand.
Wholesale Revenues increased $1.6 million primarily due to a 44% increase in wholesale electric prices and a 31% increase in wholesale kwh sales.
Production Fuel costs increased $6.2 million primarily due to an increase in the generation from our coal-fired and natural gas facilities compared to the same period last year, partially due to an outage at Big Stone Plant in the first quarter of 2023.

Purchased Power costs to serve retail customers decreased $19.3 million primarily due to a 42% decrease in the amount of kwh purchased driven by lower customer demand resulting from unfavorable weather as well as an increase in purchased power in the first quarter of 2023 due to the outage at Big Stone Plant.
Operating and Maintenance Expenses increased $2.4 million primarily due to higher labor costs, driven by the hiring of additional employees, wage inflation, and increased employee retirement benefits, as well as an increase in health insurance-related costs.
MANUFACTURING SEGMENT RESULTS
The following table summarizes Manufacturing segment operating results for the three months ended March 31, 2024 and 2023:

(in thousands)	2024	2023	$ change	% change

Operating Revenues	$99,380	$106,782	$(7,402)	(6.9)%
Cost of Products Sold (excluding depreciation)	76,913	82,227	(5,314)	(6.5)
Nonelectric Selling, General, and Administrative Expenses	10,142	10,578	(436)	(4.1)
Depreciation and Amortization	4,912	4,468	444	9.9
Operating Income	$7,413	$9,509	$(2,096)	(22.0)%
Operating Revenues decreased $7.4 million primarily due to decreased sales volumes at both of our manufacturing businesses. T.O. Plastics, our plastics thermoforming manufacturer, experienced a 35% decrease in sales volumes compared to the same period last year, primarily attributable to decreased sales of horticulture products as customers continue to reduce inventory levels and aim to return to more normal seasonal inventory stocking levels. BTD Manufacturing, our contract metal fabricator, experienced a 5% decrease in sales volumes compared to the same period last year. Sales volumes declined primarily in the lawn and garden and energy end markets, while demand remained relatively strong in other segments, including the recreational vehicle, agriculture, and industrial end markets.
Cost of Products Sold decreased $5.3 million primarily due to decreased sales volumes, as described above. The impacts of lower sales volumes were partially offset by reduced leverage of fixed manufacturing costs resulting from decreased production and sales volumes at T.O. Plastics.
PLASTICS SEGMENT RESULTS
The following table summarizes Plastics segment operating results for the three months ended March 31, 2024 and 2023:

(in thousands)	2024	2023	$ change	% change

Operating Revenues	$106,200	$80,390	$25,810	32.1%
Cost of Products Sold (excluding depreciation)	37,810	30,142	7,668	25.4
Nonelectric Selling, General, and Administrative Expenses	4,010	3,529	481	13.6
Depreciation and Amortization	1,075	1,036	39	3.8
Operating Income	$63,305	$45,683	$17,622	38.6%
Operating Revenues increased $25.8 million primarily due to a 56% increase in sales volumes driven by customer sales volume growth and strong distributor and end market demand. Sales volumes in the first quarter of 2023 were significantly impacted by distributor destocking efforts as distributors managed inventory levels amid uncertain market conditions. Increased sales volumes in the first quarter of 2024 were partially offset by a 15% decrease in sales prices compared to the same period last year. As market dynamics have begun to normalize, sales prices have declined at a modest pace after peaking in mid-2022.
Cost of Products Sold increased $7.7 million primarily due to increased sales volumes, as discussed above. The impact of increased sales volumes was partially offset by decreased PVC resin costs. PVC resin and other input material costs decreased 27% compared to the same period in the previous year as the unique supply and demand conditions, which caused significant volatility and increases in resin costs, have subsided and resin costs have stabilized.
CORPORATE COSTS
The following table summarizes Corporate operating results for the three months ended March 31, 2024 and 2023:

(in thousands)	2024	2023	$ change	% change

Nonelectric Selling, General, and Administrative Expenses	$4,762	$4,592	$170	3.7%
Depreciation and Amortization	23	26	(3)	(11.5)
Operating Loss	$4,785	$4,618	$167	3.6%

REGULATORY MATTERS
The following provides a summary of rate rider filings and other regulatory filings that have or are expected to have a material impact on our operating results, financial position or cash flows.
GENERAL RATES
North Dakota Rate Case
On November 2, 2023, OTP filed a request with the North Dakota Public Service Commission (NDPSC) for an increase in revenue recoverable under general rates in North Dakota. In its filing, OTP requested a net increase in annual revenue of $17.4 million, or 8.4%, based on an allowed rate of return on rate base of 7.85% and an allowed rate of return on equity of 10.6% on an equity ratio of 53.5% of total capital. Through this proceeding, OTP has proposed changes to the mechanism of cost and investment recovery, with recovery moving from riders into base rates. The filing also includes a proposal to implement a sales adjustment mechanism to address potential significant load additions or losses. The filing included an interim rate request of a net increase in annual revenue of $12.4 million, or 6.0%, which was approved by the NDPSC on December 13, 2023. Interim rates went into effect on January 1, 2024, and are subject to potential refund until the finalization of the rate case. An evidentiary hearing before the NDPSC has been scheduled for July 29, 2024, and we anticipate the final outcome of the case will occur in the third quarter of 2024.
RATE RIDERS
The following table includes a summary of pending and recently concluded rate rider proceedings with a significant revenue impact:

Recovery			Filing	Amount	Effective
Mechanism	Jurisdiction	Status	Date	(in millions)	Date	Notes

RRR - 2023	MN	Approved	11/01/22	$17.5	07/01/23	Recovery of Hoot Lake Solar costs, Ashtabula III costs, and true up for PTCs from Merricourt.
ECO - 2023	MN	Approved	04/03/23	9.7	10/01/23	Recovery of energy conservation improvement costs as well as a demand side management financial incentive.
ECO - 2024	MN	Requested	04/01/24	8.8	10/01/24	Recovery of energy conservation improvement costs as well as a demand side management financial incentive.
RRR - 2024	MN	Requested	12/04/23	8.0	07/01/24	Recovery of Hoot Lake Solar costs, Ashtabula III costs, wind upgrade project costs at our four owned wind facilities, and true up of PTCs for Merricourt.
EUIC - 2025	MN	Requested	05/03/24	4.6	01/01/25	Recovery of advanced metering infrastructure, outage management system, geographic information system, and demand response projects.
RRR - 2023	ND	Approved	12/30/22	12.2	05/01/23	Recovery of Merricourt, Ashtabula III and other costs.
RRR - 2022	ND	Approved	01/05/22	7.8	04/01/22	Recovery of Merricourt costs, Ashtabula III costs, and deferred taxes and PTCs.
TCR - 2023	ND	Approved	09/15/22	7.5	01/01/23	Recovery of transmission project costs.
TCR - 2024	ND	Approved	11/02/23	4.5	01/01/24	Recovery of transmission project costs.
MDT - 2023	ND	Approved	07/08/22	3.1	01/01/23	Recovery of advanced metering infrastructure, outage management system and demand response projects.
PIR - 2022	SD	Approved	06/01/22	3.0	09/01/22	Recovery of Ashtabula III, Merricourt, Astoria Station, Advanced Grid Infrastructure project costs, and impact of load growth credits.
TCR - 2023	SD	Approved	11/01/22	3.0	03/01/23	Recovery of transmission project costs.

RESOURCE PLANNING
In 2021, OTP filed its 2022 Integrated Resource Plan (IRP) with regulators in the three states where OTP operates, Minnesota, North Dakota, and South Dakota. The IRP included OTP’s preferred plan for meeting customers’ anticipated capacity and energy needs while maintaining system reliability and low electric service rates. Through two supplemental filings in 2023, the IRP was modified and updated in response to regulatory developments, changing market conditions, and comments received from intervenors. In the latest supplemental filing, made only in Minnesota, OTP proposed to prospectively plan to serve its Minnesota customers with current legacy resources allocated to all jurisdictions consistent with past practice and certain new resources dedicated to and recovered solely from Minnesota customers and, as the need arises, to serve its other jurisdictions with new resources dedicated to and recovered from those jurisdictions. With the proposal of separated resource planning by jurisdiction, the most recent supplemental filing outlined OTP’s preferred plan for Minnesota only.
On April 2, 2024, OTP, the Minnesota Department of Commerce - Division of Energy Resources, the International Union of Operating Engineers Local 49, the North Central States Regional Council of Carpenters, and the Laborers’ International Union of North America

entered into a settlement agreement to resolve all issues among the parties and recommend a decision to the MPUC to resolve the contested matters in the IRP. The terms of the settlement agreement outline the parties’ recommendation that the MPUC resolve the IRP and approve, among other items, the following:
–Approve the following renewable resource additions directly assigned to Minnesota customers, giving reasonable preference to projects located in Minnesota:
–200 to 300 megawatts of solar generation by November 1, 2027, or as soon as practicable thereafter;
–150 to 200 megawatts of wind generation by December 31, 2029, or as soon as practicable thereafter;
–Approve the proposal to add on-site liquefied natural gas storage at the Astoria Station natural gas plant;
–Approve the proposal to operate the Minnesota allocated share of the jointly owned Coyote Station coal-fired plant as an Available Maximum Emergency (AME) resource as soon as March 1, 2026, with the costs and benefits of designating and operating Coyote Station as an AME resource borne by customers in Minnesota;
–Authorize OTP to begin the process of withdrawing from the Minnesota allocated share of Coyote Station if a material, non-routine capital investment in the plant is required; and
–Require OTP to file its next Minnesota resource plan no later than May 15, 2026, in which OTP must develop a plan assuming the withdrawal from the Minnesota allocated share of Coyote Station as of December 31, 2031; provided that additional plans for consideration may be presented as well.
Other parties to the Minnesota IRP proceeding have not joined the settlement. The regulatory process is ongoing and the MPUC is not bound by this settlement and may accept, modify or deny the recommendations included in the settlement. Neither the settlement agreement nor OTP’s Minnesota preferred plan had been approved by the MPUC as of the date of this filing. A hearing before the MPUC has been scheduled for May 28, 2024.
ENVIRONMENTAL REGULATION
In April 2024, the EPA finalized new regulations under Section 111 of the Clean Air Act to regulate GHG emissions from existing and new fossil fuel-based power plants. The final rule establishes subcategories for new combustion turbines and existing coal-fired power plants to achieve certain CO2 emission reduction levels based on the respective subcategory. For existing coal-fired power plants the applicable subcategory is based upon the date at which the plant will cease operations.
We continue to review and evaluate the final regulations and their impact on our power plants and the potential impact to our operating results, financial condition and liquidity. Coyote Station and Big Stone Plant, our two co-owned coal-fired power plants, are within the scope of the regulations but we do not believe our combustion turbines would be within the scope of the final regulation.
In April 2024, the EPA also finalized regulations to strengthen and update Mercury and Air Toxics Standards (MATS) for coal-fired power plants, tightening the emission standard for toxic metals and finalizing a reduction standard for mercury from existing lignite-fired sources. The EPA also published a final rule under the Clean Water Act to reduce pollutants discharged through wastewater from coal-fired power plants and a final rule requiring the safe management of coal ash at inactive facilities, including requirements for ongoing monitoring and closure and post-closure care.
We continue to review and evaluate these final regulations, and their impact our operations, which could have a material impact on our operating results, financial condition and liquidity.

LIQUIDITY
LIQUIDITY OVERVIEW
We believe our financial condition is strong and our cash and cash equivalents, other liquid assets, operating cash flows, existing lines of credit, access to capital markets and borrowing ability, because of investment-grade credit ratings, when taken together, provide us ample liquidity to conduct our business operations, fund our short-term and long-term capital expenditure plans and satisfy our obligations as they become due. Our liquidity, including our operating cash flows and access to capital markets, could be impacted by macroeconomic factors outside of our control, including higher interest rates and debt capital costs and diminished credit availability. In addition, our liquidity could be impacted by non-compliance with certain financial covenants under our various debt instruments. As of March 31, 2024, we were in compliance with all financial covenants (see the Financial Covenants section under Capital Resources below).
The following table presents the status of our lines of credit as of March 31, 2024 and December 31, 2023:

		2024			2023
(in thousands)	Borrowing Limit	Amount Outstanding	Letters of Credit	Amount Available	Amount Available

OTC Credit Agreement	$170,000	$—	$—	$170,000	$170,000
OTP Credit Agreement	170,000	—	9,132	160,868	79,446
Total	$340,000	$—	$9,132	$330,868	$249,446
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
As of March 31, 2024, we had $330.9 million of available liquidity under our credit facilities and $238.2 million of available cash and cash equivalents, resulting in total available liquidity of $569.1 million, compared to total available liquidity of $373.7 million as of March 31, 2023.
CASH FLOWS
The following is a discussion of our cash flows for the three months ended March 31, 2024 and 2023:

(in thousands)	2024	2023

Net Cash Provided by Operating Activities	$71,913	$55,553

Net Cash Provided by Operating Activities increased $16.4 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily due to an increase in net income driven by increased earnings from our Plastics segment.

(in thousands)	2024	2023

Net Cash Used in Investing Activities	$75,876	$100,379

Net Cash Used in Investing Activities decreased $24.5 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The decrease in cash used in investing activities was primarily due to a lower amount of Electric segment capital investment compared to last year, due to the purchase of the Ashtabula III wind farm for $50.6 million in January 2023.

(in thousands)	2024	2023

Net Cash Provided by Financing Activities	$11,748	$29,910

Net Cash Provided by Financing Activities decreased $18.2 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. Financing activities for the three months ended March 31, 2024 included the issuance of $120.0 million of long-term debt at OTP, the proceeds of which were used to repay short-term borrowings of $81.4 million under the OTP credit agreement, fund Electric segment construction expenditures, and support operating activities. Financing activities for the three months ended March 31, 2024 also included dividend payments of $19.6 million. Financing activities for the three months ended March 31, 2023 included net short-term borrowings of $52.7 million and dividend payments of $18.3 million.

CAPITAL REQUIREMENTS
CAPITAL EXPENDITURES
Our capital expenditure plan includes investments in electric generation facilities, transmission and distribution lines, manufacturing facilities and upgrades, equipment used in the manufacturing process, and computer hardware and information systems. Our capital expenditure plan is subject to review and is revised in light of changes in demands for energy, technology, environmental laws, regulatory changes, business expansion opportunities, the costs of labor, materials and equipment and our financial condition. Refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of our Form 10-K for the year ended December 31, 2023 for our capital expenditure plans for the five year period from 2024 through 2028.
CONTRACTUAL OBLIGATIONS
Our contractual obligations primarily include principal and interest payments due under our outstanding debt obligations, commitments to acquire coal, energy and capacity commitments, payments to meet our postretirement benefit obligations, and payment obligations under land easements and leasing arrangements.
Our contractual obligations as of December 31, 2023 are included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2023. There were no material changes in our contractual obligations outside of the ordinary course of business during the three months ended March 31, 2024.
COMMON STOCK DIVIDENDS
We paid dividends to our common stockholders totaling $19.6 million, or $0.4675 per share, in the first three months of 2024. The determination of the amount of future cash dividends to be paid will depend on, among other things, our financial condition, our actual or expected level of earnings and cash flows from operations, the level of our capital expenditures and our future business prospects. As a result of certain statutory limitations or regulatory or financing agreements, the amount of dividends we are allowed to pay could be restricted. See Note 10 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information. The decision to declare dividends is reviewed quarterly by our Board of Directors.

CAPITAL RESOURCES
Financial flexibility is provided by operating cash flows, unused lines of credit and access to capital markets, and is aided by strong financial coverages and investment grade credit ratings. Debt financing will be required in the next five-years to refinance maturing debt and to finance our capital investments. Our financing plans are subject to change and are impacted by our planned level of capital investments, and decisions to reduce borrowings under our lines of credit, to refund or retire early any of our outstanding debt, to complete acquisitions, or to use capital for other corporate purposes.
REGISTRATION STATEMENTS
On May 3, 2024 we filed two registration statements with the SEC, replacing two previously filed registration statements upon their expiration. The first statement, a shelf registration, allows us to offer for sale, from time to time, either separately or together in any combination, equity, debt or other securities described in the registration statement. No new debt or equity has been issued pursuant to the registration statement. The second registration statement allows for the issuance of up to 1,500,000 common shares under our Automatic Dividend Reinvestment and Share Purchase Plan, which provides our common shareholders, retail customers of OTP and other interested investors a method of purchasing our common shares by reinvesting their dividends and/or making optional cash investments. Shares purchased under the plan may be newly issued common shares or common shares purchased on the open market. Both registration statements expire in May 2027.
SHORT-TERM DEBT
OTC and OTP are each party to a credit agreement (the OTC Credit Agreement and the OTP Credit Agreement, respectively) which each provides for unsecured revolving lines of credit. The following is a summary of key provisions and borrowing information as of, and for the three months ended, March 31, 2024:

(in thousands, except interest rates)	OTC Credit Agreement	OTP Credit Agreement

Borrowing Limit	$170,000	$170,000
Borrowing Limit if Accordion Exercised[1]	290,000	250,000
Amount Restricted Due to Outstanding Letters of Credit as of March 31, 2024	—	9,132
Amount Outstanding as of March 31, 2024	—	—
Average Amount Outstanding During the Three Months Ended March 31, 2024	—	78,678
Maximum Amount Outstanding During the Three Months Ended March 31, 2024	—	102,024
Interest Rate as of March 31, 2024	6.83%	6.58%
Maturity Date	October 29, 2027	October 29, 2027

[1]Each facility includes an accordion featuring allowing the borrower to increase the borrowing limit if certain terms and conditions are met.

LONG-TERM DEBT
In March 2024, OTP entered into a Note Purchase Agreement pursuant to which OTP issued, in a private placement transaction, $120.0 million of senior unsecured notes consisting of (a) $60.0 million of 5.48% Series 2024A Senior Unsecured Notes due April 1, 2034, and (b) $60.0 million of 5.77% Series 2024B Senior Unsecured Notes due April 1, 2054. The proceeds of the notes were used to repay existing short-term borrowings, fund capital expenditures, and for general corporate purposes.
As of March 31, 2024, we had $947.0 million of principal outstanding under long-term debt arrangements. These instruments generally provide for unsecured borrowings at fixed rates of interest with maturities ranging from 2026 to 2054. Note 6 to our consolidated financial statements included in this Quarterly Report on Form 10-Q includes additional information regarding these short-term and long-term debt instruments.
Financial Covenants
Certain of our short- and long-term debt agreements require OTC and OTP to maintain certain financial covenants. As of March 31, 2024, we were in compliance with these financial covenants as further described below:
OTC, under its financial covenants, may not permit its ratio of interest-bearing debt to total capitalization to exceed 0.60 to 1.00, may not permit its interest and dividend coverage ratio to be less than 1.50 to 1.00, and may not permit its priority indebtedness to exceed 10 percent of its total capitalization. As of March 31, 2024, OTC's interest-bearing debt to total capitalization was 0.39 to 1.00, OTC's interest and dividend coverage ratio was 11.18 to 1.00, and OTC had no priority indebtedness outstanding.
OTP, under its financial covenants, may not permit its ratio of interest-bearing debt to total capitalization to exceed 0.60 to 1.00, may not permit its interest and dividend coverage ratio to be less than 1.50 to 1.00, and may not permit its priority indebtedness to exceed 20 percent of its total capitalization. As of March 31, 2024, OTP's interest-bearing debt to total capitalization was 0.47 to 1.00, OTP's interest and dividend coverage ratio was 3.48 to 1.00, and OTP had no priority indebtedness outstanding.

CRITICAL ACCOUNTING POLICIES INVOLVING SIGNIFICANT ESTIMATES
The discussion and analysis of our results of operations are based on financial statements prepared in accordance with generally accepted accounting principles in the United States of America. Certain of our accounting policies require management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the preparation of our consolidated financial statements. We have disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023 the critical accounting policies that affect our most significant estimates and assumptions used in preparing our consolidated financial statements. There have been no material changes to our critical accounting policies and estimates from those disclosed in the most recent Annual Report on Form 10-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk from those disclosed in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) as of March 31, 2024, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2024.
Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
There have been no material changes from the risk factors disclosed in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2023, except for the risk factor below.
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
In April 2024, the EPA finalized new regulations under Section 111 of the Clean Air Act to regulate GHG emissions from existing and new fossil fuel-based power plants. The new regulations require existing coal-fired power plants to achieve certain CO2 emissions reduction levels, with the amount of reduction dependent upon the remaining operating life of the facility. The new regulation has the potential to materially impact the operations of our coal-fired power plants, which could have a material impact on our operating results, financial condition and liquidity.
In addition to complying with legislation and regulation, we could be subject to litigation related to climate change. If we were subjected to such litigation, the costs of such litigation could be significant and an adverse outcome could require substantial capital expenditures, changes in operations and possible payment of penalties or damages which could affect our financial condition, operating results and liquidity if the costs are not recoverable in rates or covered by insurance.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Otter Tail Corporation common shares were made on the open market during the three months ended March 31, 2024, as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(3)

January 2024(1)	13,133	$85.61	$—	$—
February 2024(2)	3,010	94.87	—	—
March 2024	—	—	—	—
Total	16,143	$87.34	$—	$—

(1) These purchases were made to satisfy obligations under our Employee Stock Purchase Plan as we elected to acquire shares in the open market to fulfill share issuances to plan participants.
(2) These purchases were made in connection with our Employee Stock Ownership Plan as we elected to acquire shares in the open market to fulfill share contributions to the plan.
(3) We do not have any publicly announced share repurchase plans or programs.

ITEM 5.	OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers. On February 22, 2024, Paul Knutson, the Company’s Vice President, Human Resources, entered into a written plan in accordance with Rule 10b5-1 under the Exchange Act, for the sale of shares of the Company’s common stock. The plan was entered into during an open trading window in accordance with the Company’s policies regarding transactions in the Company’s securities and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The plan provides for the potential sale of up to 4,000 shares of the Company’s common stock between May 24, 2024 and December 31, 2024.

ITEM 6.	EXHIBITS
The following Exhibits are filed as part of, or incorporated by reference into, this report.

No.	Description

10.1
Note Purchase Agreement dated as of March 28, 2024 between Otter Tail Power and the Purchasers named therein (incorporated by reference to Exhibit 4.1 to the Form 8-K filed by Otter Tail Corporation on April 2, 2024)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OTTER TAIL CORPORATION

By:	/s/ Todd R. Wahlund
Todd R. Wahlund Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)

Dated: May 8, 2024