Form 10-Q
period 2024-06-30
Otter Tail Corp
filed 2024-08-07
CIK 1466593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2024 or
☐    Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
41,827,967 Common Shares ($5 par value) as of July 31, 2024.

DEFINITIONS
The following abbreviations or acronyms are used in the text.

ADP	Advanced Determination of Prudence	MISO	Midcontinent Independent System Operator, Inc.
AME	Available Maximum Emergency	NDDEQ	North Dakota Department of Environmental Quality
ARO	Asset Retirement Obligation	NDPSC	North Dakota Public Service Commission
ARP	Alternative Revenue Program	OTC	Otter Tail Corporation
BTD	BTD Manufacturing, Inc.	OTP	Otter Tail Power Company
CCR	Coal Combustion Residual	PIR	Phase-In Rider
CO2	Carbon Dioxide	PSLRA	Private Securities Litigation Reform Act of 1995
ECO	Energy Conservation and Optimization Rider	PTC	Production Tax Credits
EPA	Environmental Protection Agency	PVC	Polyvinyl chloride
ESSRP	Executive Survivor and Supplemental Retirement Plan	RHR	Regional Haze Rule
EUIC	Electric Utility Infrastructure Costs Rider	ROE	Return on equity
FERC	Federal Energy Regulatory Commission	RRR	Renewable Resource Rider
GHG	Greenhouse Gas	RTO	Regional Transmission Organizations
IRP	Integrated Resource Plan	SEC	Securities and Exchange Commission
kwh	kilowatt-hour	T.O. Plastics	T.O. Plastics, Inc.
MDT	Meter and Distribution Technology	TCR	Transmission Cost Recovery Rider
Merricourt	Merricourt Wind Energy Center

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
PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

OTTER TAIL CORPORATION
CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share data)	June 30, 2024	December 31, 2023

Assets
Current Assets
Cash and Cash Equivalents	$230,672	$230,373
Receivables, net of allowance for credit losses	191,946	157,143
Inventories	161,787	149,701
Regulatory Assets	8,172	16,127
Other Current Assets	21,551	16,826
Total Current Assets	614,128	570,170
Noncurrent Assets
Investments	117,062	62,516
Property, Plant and Equipment, net of accumulated depreciation	2,538,841	2,418,375
Regulatory Assets	95,605	95,715
Intangible Assets, net of accumulated amortization	6,293	6,843
Goodwill	37,572	37,572
Other Noncurrent Assets	51,282	51,377
Total Noncurrent Assets	2,846,655	2,672,398
Total Assets	$3,460,783	$3,242,568

Liabilities and Shareholders' Equity
Current Liabilities
Short-Term Debt	$12,809	$81,422
Accounts Payable	126,926	94,428
Accrued Salaries and Wages	25,972	38,134
Accrued Taxes	20,608	26,590
Regulatory Liabilities	45,183	25,408
Other Current Liabilities	39,454	43,775
Total Current Liabilities	270,952	309,757
Noncurrent Liabilities
Pension Benefit Liability	32,781	33,101
Other Postretirement Benefits Liability	27,759	27,676
Regulatory Liabilities	275,068	276,547
Deferred Income Taxes	249,489	237,273
Deferred Tax Credits	14,799	15,172
Other Noncurrent Liabilities	80,691	75,977
Total Noncurrent Liabilities	680,587	665,746
Commitments and Contingencies (Note 10)
Capitalization
Long-Term Debt	943,592	824,059
Shareholders' Equity
Common Shares: 50,000,000 shares authorized, $5 par value; 41,814,425 and 41,710,521 outstanding at June 30, 2024 and December 31, 2023	209,072	208,553
Additional Paid-In Capital	427,264	426,963
Retained Earnings	928,553	806,342
Accumulated Other Comprehensive Income	763	1,148
Total Shareholders' Equity	1,565,652	1,443,006
Total Capitalization	2,509,244	2,267,065
Total Liabilities and Shareholders' Equity	$3,460,783	$3,242,568
See accompanying condensed notes to consolidated financial statements.

OTTER TAIL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per-share amounts)	2024	2023	2024	2023

Operating Revenues
Electric	$112,828	$113,763	$254,317	$265,671
Product Sales	229,508	223,953	435,087	411,126
Total Operating Revenues	342,336	337,716	689,404	676,797
Operating Expenses
Electric Production Fuel	12,324	14,833	30,018	26,326
Electric Purchased Power	9,249	5,212	31,771	47,037
Electric Operating and Maintenance Expenses	44,652	45,522	92,630	91,070
Cost of Products Sold (excluding depreciation)	116,795	120,658	231,518	233,027
Nonelectric Selling, General, and Administrative Expenses	18,154	16,870	37,067	35,568
Depreciation and Amortization	26,632	24,232	52,528	48,089
Electric Property Taxes	3,619	4,336	7,986	8,957
Total Operating Expenses	231,425	231,663	483,518	490,074
Operating Income	110,911	106,053	205,886	186,723
Other Income and (Expense)
Interest Expense	(10,202)	(9,696)	(20,052)	(19,111)
Nonservice Components of Postretirement Benefits	2,388	2,421	4,830	4,833
Other Income (Expense), net	4,490	3,253	9,069	5,370
Income Before Income Taxes	107,587	102,031	199,733	177,815
Income Tax Expense	20,592	20,062	38,400	33,365
Net Income	$86,995	$81,969	$161,333	$144,450

Weighted-Average Common Shares Outstanding:
Basic	41,784	41,678	41,754	41,655
Diluted	42,068	42,053	42,051	42,035
Earnings Per Share:
Basic	$2.08	$1.97	$3.86	$3.47
Diluted	$2.07	$1.95	$3.84	$3.44
See accompanying condensed notes to consolidated financial statements.

OTTER TAIL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023

Net Income	$86,995	$81,969	$161,333	$144,450
Other Comprehensive Loss:
Unrealized Gain (Loss) on Available-for-Sale Securities, net of tax benefit (expense) of $71, $16, $74 and $(5)	(269)	(61)	(282)	19
Pension and Other Postretirement Benefits, net of tax benefit of $10, $9, $36 and $19	(29)	(27)	(103)	(53)
Total Other Comprehensive Loss	(298)	(88)	(385)	(34)
Total Comprehensive Income	$86,697	$81,881	$160,948	$144,416
See accompanying condensed notes to consolidated financial statements.

OTTER TAIL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)

(in thousands, except common shares outstanding)	Common Shares Outstanding	Par Value, Common Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity

Balance, March 31, 2024	41,783,750	$208,918	$426,358	$861,127	$1,061	$1,497,464
Stock Issued Under Share-Based Compensation Plans, net of shares withheld for employee taxes	30,675	154	(154)	—	—	—
Stock Issued Under Stock Purchase Plan, net of expenses	—	—	(250)	—	—	(250)
Net Income	—	—	—	86,995	—	86,995
Other Comprehensive Loss	—	—	—	—	(298)	(298)
Stock Compensation Expense	—	—	1,310	—	—	1,310
Common Dividends ($0.4675 per share)	—	—	—	(19,569)	—	(19,569)
Balance, June 30, 2024	41,814,425	$209,072	$427,264	$928,553	$763	$1,565,652

Balance, March 31, 2023	41,684,526	$208,423	$424,948	$629,437	$969	$1,263,777
Stock Issued Under Share-Based Compensation Plans, net of shares withheld for employee taxes	25,995	130	(130)	—	—	—
Stock Issued Under Stock Purchase Plan, net of expenses	—	—	(167)	—	—	(167)
Net Income	—	—	—	81,969	—	81,969
Other Comprehensive Loss	—	—	—	—	(88)	(88)
Stock Compensation Expense	—	—	1,216	—	—	1,216
Common Dividends ($0.4375 per share)	—	—	—	(18,268)	—	(18,268)
Balance, June 30, 2023	41,710,521	$208,553	$425,867	$693,138	$881	$1,328,439

Balance, December 31, 2023	41,710,521	$208,553	$426,963	$806,342	$1,148	$1,443,006
Stock Issued Under Share-Based Compensation Plans, net of shares withheld for employee taxes	103,904	519	(6,272)	—	—	(5,753)
Stock Issued Under Stock Purchase Plan, net of expenses	—	—	(251)	—	—	(251)
Net Income	—	—	—	161,333	—	161,333
Other Comprehensive Loss	—	—	—	—	(385)	(385)
Stock Compensation Expense	—	—	6,824	—	—	6,824
Common Dividends ($0.9350 per share)	—	—	—	(39,122)	—	(39,122)
Balance, June 30, 2024	41,814,425	$209,072	$427,264	$928,553	$763	$1,565,652

Balance, December 31, 2022	41,631,113	$208,156	$423,034	$585,212	$915	$1,217,317
Stock Issued Under Share-Based Compensation Plans, net of shares withheld for employee taxes	79,408	397	(3,485)	—	—	(3,088)
Stock Issued Under Stock Purchase Plan, net of expenses	—	—	(166)	—	—	(166)
Net Income	—	—	—	144,450	—	144,450
Other Comprehensive Loss	—	—	—	—	(34)	(34)
Stock Compensation Expense	—	—	6,484	—	—	6,484
Common Dividends ($0.8750 per share)	—	—	—	(36,524)	—	(36,524)
Balance, June 30, 2023	41,710,521	$208,553	$425,867	$693,138	$881	$1,328,439
See accompanying condensed notes to consolidated financial statements.

OTTER TAIL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended June 30,
(in thousands)	2024	2023

Operating Activities
Net Income	$161,333	$144,450
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	52,528	48,089
Deferred Tax Credits	(372)	(372)
Deferred Income Taxes	9,492	8,708
Investment Gains	(3,111)	(4,295)
Stock Compensation Expense	6,824	6,484
Other, Net	(1,251)	161
Changes in Operating Assets and Liabilities:
Receivables	(34,803)	(50,558)
Inventories	(11,551)	2,396
Regulatory Assets	7,361	7,320
Other Assets	(3,951)	3,561
Accounts Payable	41,239	1,037
Accrued and Other Liabilities	(19,312)	(4,271)
Regulatory Liabilities	23,863	27,169
Pension and Other Postretirement Benefits	(4,828)	(5,382)
Net Cash Provided by Operating Activities	223,461	184,497
Investing Activities
Capital Expenditures	(175,528)	(151,516)
Proceeds from Disposal of Noncurrent Assets	5,124	2,970
Cash Used for Investments and Other Assets	(57,661)	(5,079)
Net Cash Used in Investing Activities	(228,065)	(153,625)
Financing Activities
Net Borrowings (Repayments) of Short-Term Debt	(68,612)	41,993
Proceeds from Issuance of Long-Term Debt	120,000	—
Dividends Paid	(39,122)	(36,524)
Payments for Shares Withheld for Employee Tax Obligations	(5,753)	(3,088)
Other, net	(1,610)	(1,671)
Net Cash Provided by Financing Activities	4,903	710
Net Change in Cash and Cash Equivalents	299	31,582
Cash and Cash Equivalents at Beginning of Period	230,373	118,996
Cash and Cash Equivalents at End of Period	$230,672	$150,578

Supplemental Disclosure of Noncash Investing Activities
Accrued Property, Plant and Equipment Additions	$9,198	$13,149
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
Because of the seasonality of our businesses and other factors, the earnings for the three and six months ended June 30, 2024 should not be taken as an indication of earnings for all or any part of the balance of the current year or as an indication of earnings for future years.
Use of Estimates
We use estimates based on the best information available in recording transactions and balances resulting from business operations. As better information becomes available or actual amounts are known, the recorded estimates are revised. Consequently, operating results can be affected by revisions to prior accounting estimates.
Recent Accounting Pronouncements
Segment Reporting. In November 2023, the Financial Accounting Standards Board (FASB) issued amended authoritative guidance codified in Accounting Standards Codification (ASC) 280, Segment Reporting. The amended guidance expands annual and interim disclosure requirements for reportable segments, primarily through expanded disclosures about significant segment expenses. The updated standard is effective for our annual periods beginning in 2024 and interim periods beginning in the first quarter of fiscal year 2025. Adoption of the amended guidance must be applied retrospectively to all prior periods presented in the financial statements. Beginning with the filing of our 2024 Form 10-K, we will provide the additional disclosures required by the updated standard, including the disclosure of additional expense details for each of our identified reportable segments.
Income Taxes. In December 2023, the FASB issued amended authoritative guidance codified in ASC 740, Income Taxes. The amended guidance requires additional disaggregated information in effective tax rate reconciliation disclosures and additional disaggregated information about income taxes paid. The updated standard is effective for our annual periods beginning in 2025. The amended guidance is to be applied on a prospective basis with the option to apply the standard retrospectively. We anticipate adopting the updated standard in our Form 10-K for the year ended December 31, 2025 and electing to apply the standard on a retrospective basis for all periods presented.
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

Information for each segment and our unallocated corporate costs for the three and six months ended June 30, 2024 and 2023 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023

Operating Revenue
Electric	$112,828	$113,763	$254,317	$265,671
Manufacturing	96,684	102,475	196,065	209,257
Plastics	132,824	121,478	239,022	201,869
Total	$342,336	$337,716	$689,404	$676,797
Net Income (Loss)
Electric	$18,485	$19,634	$40,956	$42,854
Manufacturing	6,835	5,969	12,096	12,831
Plastics	60,612	55,392	107,350	89,078
Corporate	1,063	974	931	(313)
Total	$86,995	$81,969	$161,333	$144,450
The following provides the identifiable assets by segment and corporate assets as of June 30, 2024 and December 31, 2023:

(in thousands)	June 30, 2024	December 31, 2023

Identifiable Assets
Electric	$2,634,116	$2,533,831
Manufacturing	261,219	251,343
Plastics	215,795	164,179
Corporate	349,653	293,215
Total	$3,460,783	$3,242,568

3. Revenue
Presented below are our operating revenues from external customers, in total and by amounts arising from contracts with customers and alternative revenue program (ARP) arrangements, disaggregated by revenue source and segment for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023

Operating Revenues
Electric Segment
Retail: Residential	$26,369	$26,974	$65,824	$70,951
Retail: Commercial and Industrial	68,191	64,989	151,221	155,474
Retail: Other	1,822	1,752	3,826	3,743
Total Retail	96,382	93,715	220,871	230,168
Transmission	12,440	14,829	24,654	26,936
Wholesale	1,669	2,670	5,134	4,508
Other	2,337	2,549	3,658	4,059
Total Electric Segment	112,828	113,763	254,317	265,671
Manufacturing Segment
Metal Parts and Tooling	88,152	89,396	176,067	179,463
Plastic Products and Tooling	6,467	10,068	15,453	24,211
Scrap Metal	2,065	3,011	4,545	5,583
Total Manufacturing Segment	96,684	102,475	196,065	209,257
Plastics Segment
PVC Pipe	132,824	121,478	239,022	201,869
Total Operating Revenue	342,336	337,716	689,404	676,797
Less: Non-contract Revenues Included Above
Electric Segment - ARP Revenues	(62)	(334)	(234)	(1,545)
Total Operating Revenues from Contracts with Customers	$342,398	$338,050	$689,638	$678,342
4. Select Balance Sheet Information
Receivables and Allowance for Credit Losses
Receivables as of June 30, 2024 and December 31, 2023 are as follows:

(in thousands)	June 30, 2024	December 31, 2023

Receivables
Trade	$164,098	$129,257
Other	9,725	9,084
Unbilled Receivables	20,149	21,324
Total Receivables	193,972	159,665
Less: Allowance for Credit Losses	2,026	2,522
Receivables, net of allowance for credit losses	$191,946	$157,143
The following is a summary of activity in the allowance for credit losses for the six months ended June 30, 2024 and 2023:

(in thousands)	2024	2023

Beginning Balance, January 1	$2,522	$1,648
Additions Charged to Expense	471	1,001
Reductions for Amounts Written Off, Net of Recoveries	(967)	(435)
Ending Balance, June 30	$2,026	$2,214

Inventories
Inventories consist of the following as of June 30, 2024 and December 31, 2023:

(in thousands)	June 30, 2024	December 31, 2023

Raw Material, Fuel and Supplies	$85,795	$75,733
Work in Process	27,435	26,354
Finished Goods	48,557	47,614
Total Inventories	$161,787	$149,701
Investments
The following is a summary of our investments as of June 30, 2024 and December 31, 2023:

(in thousands)	June 30, 2024	December 31, 2023

Short-term Investments
Government Debt Securities	$469	$—
Corporate Debt Securities	590	—
Total Short-term Investments	$1,059	$—
Long-term Investments
Corporate-Owned Life Insurance Policies	$44,534	$42,287
Government Debt Securities	58,749	7,724
Corporate Debt Securities	1,025	1,579
Money Market Funds	2,606	3,125
Mutual Funds	10,121	7,771
Other Investments	27	30
Total Long-term Investments	117,062	62,516
Total Investments	$118,121	$62,516
The amount of unrealized gains and losses on debt securities as of June 30, 2024 and December 31, 2023 was not material and no unrealized losses were deemed to be other-than-temporary. In addition, the amount of unrealized gains and losses on marketable equity securities still held as of June 30, 2024 and December 31, 2023 was not material.
Property, Plant and Equipment
Major classes of property, plant and equipment as of June 30, 2024 and December 31, 2023 include:

(in thousands)	June 30, 2024	December 31, 2023

Electric Plant
Electric Plant in Service	$3,055,265	$2,989,881
Construction Work in Progress	199,338	137,212
Total Gross Electric Plant	3,254,603	3,127,093
Less Accumulated Depreciation and Amortization	879,268	851,148
Net Electric Plant	2,375,335	2,275,945
Nonelectric Property, Plant and Equipment
Nonelectric Property, Plant and Equipment in Service	325,067	311,924
Construction Work in Progress	54,054	38,062
Total Gross Nonelectric Property, Plant and Equipment	379,121	349,986
Less Accumulated Depreciation and Amortization	215,615	207,556
Net Nonelectric Property, Plant and Equipment	163,506	142,430
Net Property, Plant and Equipment	$2,538,841	$2,418,375

5. Regulatory Matters
Regulatory Assets and Liabilities
The following presents our current and long-term regulatory assets and liabilities as of June 30, 2024 and December 31, 2023 and the period we expect to recover or refund such amounts:

	Period of	June 30, 2024		December 31, 2023
(in thousands)	Recovery/Refund	Current	Long-Term	Current	Long-Term

Regulatory Assets
Pension and Other Postretirement Benefit Plans[1]	Various	$154	$86,057	$154	$86,134
Alternative Revenue Program Riders[2]	Up to 2 years	3,548	95	3,719	158
Deferred Income Taxes	Asset lives	—	7,187	—	6,940
Fuel Clause Adjustments[1]	Up to 1 year	1,663	—	7,294	—
Derivative Instruments[1]	Up to 2 years	1,516	462	4,210	—
Other[1]	Various	1,291	1,804	750	2,483
Total Regulatory Assets		$8,172	$95,605	$16,127	$95,715
Regulatory Liabilities
Deferred Income Taxes	Asset lives	$—	$133,412	$—	$136,022
Plant Removal Obligations	Asset lives	—	117,499	—	117,030
Fuel Clause Adjustments	Up to 1 year	24,055	—	11,350	—
Alternative Revenue Program Riders	Up to 1 year	13,879	—	6,885	—
North Dakota PTC Refunds	Asset lives	—	14,612	—	12,011
Pension and Other Postretirement Benefit Plans	Various	6,138	8,894	6,138	11,307
Other	Various	1,111	651	1,035	177
Total Regulatory Liabilities		$45,183	$275,068	$25,408	$276,547

[1]Costs subject to recovery without a rate of return.
[2]Amounts eligible for recovery includes an incentive or rate of return.
6. Asset Retirement Obligations
We have recognized Asset Retirement Obligations (AROs) related to our coal-fired generation plants, natural gas combustion turbines, solar facility and wind turbines. The cost of AROs include items such as site restoration, closure of ash pits and removal of certain structures, generators, asbestos and storage tanks. We have other legal obligations associated with the retirement of a variety of other long-lived tangible assets used in electric operations where the estimated settlement costs are individually and collectively immaterial. We have no assets legally restricted for the settlement of any AROs.
As of June 30, 2024 and December 31, 2023, $0.1 million and $0.1 million, respectively, was included in other current liabilities and $38.4 million and $36.4 million, respectively, was included in other noncurrent liabilities in the consolidated balance sheets related to AROs.
Coal Combustion Residual Regulations
In May 2024, the EPA published a final rule amending coal combustion residual (CCR) regulations which introduces new requirements for the management of coal ash at active coal-fired power plants and inactive coal-fired power plants with a legacy surface impoundment. The regulations impose new requirements including groundwater monitoring, closure standards, post-closure care obligations, and potential remediation activities.
As of June 30, 2024, we have not recognized an ARO for any liabilities which may be incurred because of the EPA’s final CCR rule as we cannot reasonably estimate the fair value of such a liability. We continue to review and assess the complex regulation to determine whether and to what extent, if any, our facilities will be impacted. Specifically, we are evaluating certain definitional matters within the regulation to determine the boundaries of an active facility and the closure standards at an active facility. In addition, we are evaluating whether existing equivalent regulatory authority is present for any of our facilities which may reduce or eliminate compliance obligations.
If it is determined that any of our facilities are impacted and new requirements are imposed by the regulation, we will recognize an ARO as soon as we are able to reasonably estimate the fair value of the liability.

7. Short-Term and Long-Term Borrowings
The following is a summary of our outstanding short- and long-term borrowings by borrower, OTC or OTP, as of June 30, 2024 and December 31, 2023:
Short-Term Debt
The following is a summary of our lines of credit as of June 30, 2024 and December 31, 2023:

		June 30, 2024			December 31, 2023
(in thousands)	Borrowing Limit	Amount Outstanding	Letters of Credit	Amount Available	Amount Available

OTC Credit Agreement	$170,000	$—	$—	$170,000	$170,000
OTP Credit Agreement	170,000	12,809	9,132	148,059	79,446
Total	$340,000	$12,809	$9,132	$318,059	$249,446
Long-Term Debt
The following is a summary of outstanding long-term debt by borrower as of June 30, 2024 and December 31, 2023:

				(in thousands)
Borrower	Debt Instrument	Rate	Maturity	June 30, 2024	December 31, 2023

OTC	Guaranteed Senior Notes	3.55%	12/15/26	$80,000	$80,000
OTP	Series 2007C Senior Unsecured Notes	6.37%	08/02/27	42,000	42,000
OTP	Series 2013A Senior Unsecured Notes	4.68%	02/27/29	60,000	60,000
OTP	Series 2019A Senior Unsecured Notes	3.07%	10/10/29	10,000	10,000
OTP	Series 2020A Senior Unsecured Notes	3.22%	02/25/30	10,000	10,000
OTP	Series 2020B Senior Unsecured Notes	3.22%	08/20/30	40,000	40,000
OTP	Series 2021A Senior Unsecured Notes	2.74%	11/29/31	40,000	40,000
OTP	Series 2024A Senior Unsecured Notes	5.48%	04/01/34	60,000	—
OTP	Series 2007D Senior Unsecured Notes	6.47%	08/20/37	50,000	50,000
OTP	Series 2019B Senior Unsecured Notes	3.52%	10/10/39	26,000	26,000
OTP	Series 2020C Senior Unsecured Notes	3.62%	02/25/40	10,000	10,000
OTP	Series 2013B Senior Unsecured Notes	5.47%	02/27/44	90,000	90,000
OTP	Series 2018A Senior Unsecured Notes	4.07%	02/07/48	100,000	100,000
OTP	Series 2019C Senior Unsecured Notes	3.82%	10/10/49	64,000	64,000
OTP	Series 2020D Senior Unsecured Notes	3.92%	02/25/50	15,000	15,000
OTP	Series 2021B Senior Unsecured Notes	3.69%	11/29/51	100,000	100,000
OTP	Series 2022A Senior Unsecured Notes	3.77%	05/20/52	90,000	90,000
OTP	Series 2024B Senior Unsecured Notes	5.77%	04/01/54	60,000	—
Total				$947,000	$827,000
Less:	Unamortized Long-Term Debt Issuance Costs			3,408	2,941
Total Long-Term Debt, Net of Unamortized Debt Issuance Costs				$943,592	$824,059
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
Financial Covenants
Certain of OTC's and OTP's short- and long-term debt agreements require the borrower, whether OTC or OTP, to maintain certain financial covenants, including a maximum debt to total capitalization ratio of 0.60 to 1.00, a minimum interest and dividend coverage ratio of 1.50 to 1.00, and a maximum level of priority indebtedness. As of June 30, 2024, OTC and OTP were in compliance with these financial covenants.
8. Employee Postretirement Benefits
Pension Plan and Other Postretirement Benefits
The Company sponsors a noncontributory funded pension plan (the "Pension Plan"), an unfunded, nonqualified Executive Survivor and Supplemental Retirement Plan (the "ESSRP"), both accounted for as defined benefit pension plans, and a postretirement healthcare plan accounted for as an other postretirement benefit plan.
The following tables include the components of net periodic benefit cost (income) related to our defined benefit pension plans and other postretirement benefits for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	Pension Benefits (Pension Plan)		Pension Benefits (ESSRP)		Postretirement Benefits
(in thousands)	2024	2023	2024	2023	2024	2023

Service Cost	$971	$924	$—	$18	$122	$153
Interest Cost	4,297	4,109	474	473	400	669
Expected Return on Assets	(6,379)	(6,478)	—	—	—	—
Amortization of Prior Service Cost	—	—	—	—	(1,575)	(1,434)
Amortization of Net Actuarial Loss	39	—	—	—	—	—
Net Periodic Benefit Cost (Income)	$(1,072)	$(1,445)	$474	$491	$(1,053)	$(612)

	Six Months Ended June 30,
	Pension Benefits (Pension Plan)		Pension Benefits (ESSRP)		Postretirement Benefits
(in thousands)	2024	2023	2024	2023	2024	2023

Service Cost	$1,943	$1,849	$—	$36	$245	$306
Interest Cost	8,594	8,218	948	945	800	1,338
Expected Return on Assets	(12,759)	(12,957)	—	—	—	—
Amortization of Prior Service Cost	—	—	—	—	(3,151)	(2,867)
Amortization of Net Actuarial Loss	79	—	—	—	—	—
Net Periodic Benefit Cost (Income)	$(2,143)	$(2,890)	$948	$981	$(2,106)	$(1,223)
The following table includes the impact of regulation on the recognition of periodic benefit cost (income) arising from pension and other postretirement benefits for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023

Net Periodic Benefit Cost (Income)	$(1,651)	$(1,566)	$(3,301)	$(3,132)
Net Amount Amortized Due to the Effect of Regulation	356	240	659	490
Net Periodic Benefit Cost (Income) Recognized	$(1,295)	$(1,326)	$(2,642)	$(2,642)
We had no minimum funding requirements for our Pension Plan or any other postretirement benefit plans as of December 31, 2023. We did not make any contributions to our Pension Plan during the six months ended June 30, 2024 and 2023.

9. Income Taxes
The Company's effective tax rate was 19.2%, and 19.7% for the three months ended June 30, 2024 and 2023 and 19.2% and 18.8% for the six months ended June 30, 2024 and 2023. These rates differed from the federal statutory rate of 21% primarily due to the impact of production tax credits (PTCs) associated with the energy generation of our wind and solar assets, partially offset by state taxes.
10. Commitments and Contingencies
Contingencies
FERC Return on Equity (ROE). In November 2013 and February 2015, customers filed complaints with the Federal Energy Regulatory Commission (FERC) seeking to reduce the ROE component of the transmission rates that MISO transmission owners, including OTP, may collect under the MISO tariff rate. FERC's most recent order, issued on November 19, 2020, adopted a revised ROE methodology and set the base ROE at 10.02% (10.52% with an adder) effective for the fifteen-month period from November 2013 to February 2015 and on a prospective basis beginning in September 2016. The order also dismissed any complaints covering the period from February 2015 to May 2016. On August 9, 2022, the U.S. Court of Appeals for the District of Columbia Circuit vacated the FERC order citing a lack of reasoned explanation by FERC in its adoption of its revised ROE methodology as outlined in its November 2020 order and remanded the matter to FERC to reopen the proceedings. In July 2024, FERC counsel indicated that the FERC plans to act within 120 days on the U.S. Court of Appeals remand and that the expectation is there will be no further briefings on the matter; rather, FERC intends to issue an order based on the record developed to date to resolve the ROE matter and remand proceedings.
Although FERC has indicated they will act on the remand before the end of the year, uncertainty remains as to what specific actions FERC will take in their final order. As a result, we have continued to defer recognition of certain revenues and recognize a refund liability related to this matter. The balance of the recorded refund liability was $2.9 million as of June 30, 2024, which is included in other current liabilities on the consolidated balance sheets. This refund liability reflects our best estimate of amounts previously collected from customers under the MISO tariff rate that may be required to be refunded to customers once all regulatory and judicial proceedings are complete and a final ROE is established for the periods outlined above.
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
In June 2023, a coalition of environmental organizations filed a lawsuit against the EPA for failing to enforce the RHR. In response, the EPA proposed, through a consent decree filed in the U.S. District Court for the District of Columbia in March 2024, a timeline for it to act on 34 outstanding state implementation plans. Under the consent decree, which was issued on July 12, 2024, the EPA would approve, deny, partially approve or issue a federal implementation plan at assigned dates between 2024 and 2026, including a final decision on the North Dakota state implementation plan by November 2024.
In July 2024, the EPA published its proposed rule for North Dakota’s state implementation plan, in which the EPA proposed to approve certain aspects of the state implementation plan and disapprove of other aspects of the plan. The EPA proposes to find that North Dakota failed to submit a long-term strategy that includes enforceable emissions limitations, compliance schedules, and other measures necessary to make reasonable progress on national visibility goals. Specific to Coyote Station, the EPA contends North Dakota relied on non-statutory visibility modeling to reject the installation of emission controls. The EPA also proposes to find the North Dakota plan does not adequately demonstrate that existing limits for NOx and SO2 at Coyote Station are sufficient to ensure progress towards the national visibility goals. The proposed rule remains subject to a 30-day comment period. We continue to anticipate final EPA action by November 2024.
We cannot predict with certainty the final resolution of regional haze compliance in North Dakota and specifically the impact, if any, on the operations of Coyote Station. However, significant emission control investments could be required and the recovery of such costs from customers would require regulatory approval. Alternatively, investments in emission control equipment may prove to be uneconomic and result in the early retirement, or sale, of our interest in Coyote Station, which would be subject to regulatory approval. We cannot estimate the ultimate financial effects such a retirement or sale may have on our consolidated operating results, financial position or cash flows, but such amounts could be material and the recovery of such costs in rates would be subject to regulatory approval.
Self-Funding of Transmission Upgrades for Generator Interconnections. The FERC has granted transmission owners within MISO the unilateral authority to determine the funding mechanism for interconnection transmission upgrades that are necessary to accommodate new generation facilities connecting to the electrical grid. Under existing FERC orders, transmission owners can unilaterally determine whether the generator pays the transmission owner in advance for the transmission upgrade or, alternatively, the transmission owner can elect to fund the upgrade and recover over time from the generator the cost of and a return on the upgrade investment (a self-funding). FERC’s orders granting transmission owners this unilateral funding authority have been judicially contested on the basis that transmission owners may be motivated to discriminate among generators in making funding determinations. In the most recent judicial proceedings, the petitioners argued to the U.S. Court of Appeals for the District of Columbia that FERC did not comply with a previous judicial order to fully develop a record regarding the risk of discrimination and the financial risk absorbed by transmission owners for generator-funded upgrades. In December 2022, the Court of Appeals ruled in favor of the petitioners remanding the matter to FERC, instructing the agency to adequately explain the basis of its orders. The Court of Appeals decision did not vacate transmission owners’ unilateral funding authority.
On June 13, 2024, FERC issued an Order to Show Cause proceeding against four Regional Transmission Organizations (RTOs), including MISO. Within its order, FERC indicates that the transmission tariffs of the RTOs appear to be unjust, unreasonable, and unduly discriminatory or preferential because they allow transmission owners to unilaterally elect transmission owner self-funding, which may increase costs, impose barriers to transmission interconnection and result in undue discrimination among interconnection customers.
The order requires each RTO to submit filings to either 1) show cause as to why the transmission tariff remains just and reasonable and not duly discriminatory or preferential, or 2) to explain what changes to the tariff it believes would remedy the identified concerns. The RTO filings are due 90 days after the order was issued and interested entities may file within 30 days thereafter to address the RTOs filings. The order also stipulates that if no final decision is reached by the conclusion of a 180-day period from the issuance of the order, FERC shall state the reasons why it did not act and provide its best estimate when it expects to issue a decision. FERC contemporaneously issued an order suspending the pending remand on the related case.
On July 15, 2024, a group of utilities, not including OTP, submitted to FERC a request for rehearing of the order on the basis of the legal and statutory authority of the order. In the alternative, the utilities also requested FERC rescind or withdraw the order.
OTP, as a transmission owner in MISO, has exercised its authority and elected to self-fund previous transmission upgrades necessary to accommodate new system generation. Under such an election, OTP is recovering the cost of the transmission upgrade and a return on that investment from the generator over a contractual period of time. Should the resolution of this matter eliminate transmission owners’ unilateral funding authority on either a prospective or retrospective basis, our financial results would be impacted. We cannot at this time reasonably predict the outcome of this matter given the uncertainty as to how FERC may ultimately decide on the matter after RTO's filings in response to the Order to Show Cause.
Other Contingencies. We are party to litigation and regulatory matters arising in the normal course of business. We regularly analyze relevant information and, as necessary, estimate and record accrued liabilities for legal, regulatory enforcement and other matters in which a loss is probable of occurring and can be reasonably estimated. We believe the effect on our consolidated operating results, financial position and cash flows, if any, for the disposition of all matters pending as of June 30, 2024, other than those discussed above, will not be material.
11. Stockholders' Equity
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
On May 3, 2024, we filed a second registration statement with the SEC for the issuance of up to 1,500,000 common shares under an Automatic Dividend Reinvestment and Share Purchase Plan, which provides shareholders, retail customers of OTP and other interested investors methods of purchasing our common shares by reinvesting their dividends or making optional cash investments. Shares purchased under the plan may be newly issued common shares or common shares purchased on the open market. During the six months ended June 30, 2024, we issued 46,003 shares under this plan. We repurchased a sufficient number of shares on the open market to satisfy issuance under the plan; accordingly, no proceeds from the issuance were received. As of June 30, 2024, there were 1,099,327 shares available for purchase or issuance under the plan. The registration statement expires in May 2027.

Dividend Restrictions
OTC is a holding company with no significant operations of its own. The primary source of funds for payments of dividends to OTC's shareholders is from dividends paid or distributions made by OTC's subsidiaries. As a result of certain statutory limitations or regulatory or financing agreements, the amount of distributions allowed to be made by OTC's subsidiaries or the amount of dividends paid by OTC could be restricted. Both the OTC Credit Agreement and the OTP Credit Agreement contain restrictions on the payment of cash dividends upon a default or event of default, including failure to maintain certain financial covenants. As of June 30, 2024, we were in compliance with these financial covenants.
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
The Minnesota Public Utilities Commission indirectly limits the amount of dividends OTP can pay to OTC by requiring an equity-to-total-capitalization ratio between 48.3% and 59.1% based on OTP’s current capital structure requirements. As of June 30, 2024, OTP’s equity-to-total-capitalization ratio, including short-term debt, was 52.9% and its net assets restricted from distribution totaled approximately $819 million. Under the MPUC order, total capitalization for OTP cannot exceed $2.0 billion.

12. Accumulated Other Comprehensive Income (Loss)
The following presents the changes in accumulated other comprehensive income (loss) for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024					2023
(in thousands)	Pension and Other Postretirement Benefits		Net Unrealized Losses on Available-for-Sale Securities		Total	Pension and Other Postretirement Benefits		Net Unrealized Gains (Losses) on Available-for-Sale Securities		Total

Balance, Beginning of Period	$1,301		$(240)		$1,061	$1,308		$(339)		$969
Other Comprehensive Loss Before Reclassifications, net of tax	—		(220)		(220)	—		(62)		(62)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(29)	(1)	(49)	(2)	(78)	(27)	(1)	1	(2)	(26)
Total Other Comprehensive Loss	(29)		(269)		(298)	(27)		(61)		(88)
Balance, End of Period	$1,272		$(509)		$763	$1,281		$(400)		$881

	Six Months Ended June 30,
	2024					2023
(in thousands)	Pension and Other Postretirement Benefits		Net Unrealized Losses on Available-for-Sale Securities		Total	Pension and Other Postretirement Benefits		Net Unrealized Gains (Losses) on Available-for-Sale Securities		Total

Balance, Beginning of Period	$1,375		$(227)		$1,148	$1,334		$(419)		$915
Other Comprehensive Income (Loss) Before Reclassifications, net of tax	—		(244)		(244)	—		18		18
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(103)	(1)	(38)	(2)	(141)	(53)	(1)	1	(2)	(52)
Total Other Comprehensive Income (Loss)	(103)		(282)		(385)	(53)		19		(34)
Balance, End of Period	$1,272		$(509)		$763	$1,281		$(400)		$881

(1) Included in the computation of net periodic pension and other postretirement benefit costs. See Note 8.
(2) Included in other income (expense), net on the accompanying consolidated statements of income.
13. Share-Based Payments
Stock Compensation Expense
Stock-based compensation expense arising from our employee stock purchase plan and share-based compensation plans recognized within operating expenses in the consolidated statements of income amounted to $1.3 million and $1.2 million for the three months ended June 30, 2024 and 2023 and $6.8 million and $6.5 million for the six months ended June 30, 2024 and 2023.
Restricted Stock Awards. Restricted stock awards are granted to executive officers and other key employees and members of the Company's Board of Directors. The awards vest, depending on award recipient, either ratably over a period of three or four years or cliff vest after four years. Vesting is accelerated in certain circumstances, including upon retirement.

The following is a summary of stock award activity for the six months ended June 30, 2024:

	Shares	Weighted-Average Grant-Date Fair Value

Nonvested, January 1, 2024	148,913	$56.48
Granted	49,425	85.77
Vested	(49,921)	52.36
Forfeited	(150)	66.39
Nonvested, June 30, 2024	148,267	$67.62
The fair value of vested awards was $4.4 million and $3.1 million during the six months ended June 30, 2024 and 2023.
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
The grant date fair value of stock performance awards granted during the six months ended June 30, 2024 and 2023 was determined using a Monte Carlo fair value simulation model incorporating the following assumptions:

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
The following is a summary of stock performance award activity for the six months ended June 30, 2024 (share amounts reflect awards at target):

	Shares	Weighted-Average Grant-Date Fair Value

Nonvested, January 1, 2024	194,200	$50.33
Granted	43,400	94.45
Vested	(79,000)	38.34
Forfeited	—	—
Nonvested, June 30, 2024	158,600	$68.37
The fair value of vested awards was $11.1 million and $5.3 million during the six months ended June 30, 2024 and 2023, respectively.
14. Earnings Per Share
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

The following includes the computation of the denominator for basic and diluted weighted-average shares outstanding for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023

Weighted-Average Common Shares Outstanding – Basic	41,784	41,678	41,754	41,655
Effect of Dilutive Securities:
Stock Performance Awards	193	281	194	281
Restricted Stock Awards	89	92	100	97
Employee Stock Purchase Plan	2	2	3	2
Dilutive Effect of Potential Common Shares	284	375	297	380
Weighted-Average Common Shares Outstanding – Diluted	42,068	42,053	42,051	42,035
For the three and six months ended June 30, 2024 and 2023, there were no shares excluded from diluted weighted-average common shares outstanding because such shares were anti-dilutive.
15. Derivative Instruments
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
As of June 30, 2024, OTP had multiple outstanding pay-fixed, receive-variable swap agreements with an aggregate notional amount of 221,200 megawatt-hours of electricity, with settlement dates extending to December 31, 2025. As of June 30, 2024, the fair value of these derivative instruments was $2.0 million, of which $1.5 million is included in other current liabilities and $0.5 million is included in long term liabilities on the consolidated balance sheets. As of December 31, 2023, the fair value of these derivative instruments was $4.2 million, which is included in other current liabilities. During the six months ended June 30, 2024 and 2023, contracts matured and were settled in an aggregate amount of a $2.7 million loss and a $16.0 million loss, respectively. Gains and losses recognized on the settlement of derivative instruments are returned to, or recovered from, our electric customers through fuel recovery mechanisms in each state. When recognized in the consolidated statements of income, these gains or losses are included in electric purchased power.

16. Fair Value Measurements
The following tables present our assets and liabilities measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023 classified by the input method used to measure fair value:

(in thousands)	Level 1	Level 2	Level 3

June 30, 2024

Assets:
Investments:
Money Market Funds	$2,606	$—	$—
Mutual Funds	10,121	—	—
Corporate Debt Securities	—	1,615	—
Government Debt Securities	—	59,218	—
Total Assets	$12,727	$60,833	$—
Liabilities:
Derivative Instruments	$—	$1,979	$—
Total Liabilities	$—	$1,979	$—

December 31, 2023

Assets:
Investments:
Money Market Funds	$3,125	$—	$—
Mutual Funds	7,771	—	—
Corporate Debt Securities	—	1,579	—
Government Debt Securities	—	7,724	—
Total Assets	$10,896	$9,303	$—
Liabilities:
Derivative Instruments	$—	$4,210	$—
Total Liabilities	$—	$4,210	$—
Level 1 fair value measurements are based on quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access at the measurement date.
The level 2 fair value measurements for government and corporate debt securities are determined based on valuations provided by a third-party pricing service which utilizes industry accepted valuation models and observable market inputs to determine valuation. Some valuations or model inputs used by the pricing service may be based on broker quotes.
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
The following reflects the carrying value and estimated fair value of these assets and liabilities as of June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Assets:
Cash and Cash Equivalents	$230,672	$230,672	$230,373	$230,373
Total	230,672	230,672	230,373	230,373
Liabilities:
Short-Term Debt	12,809	12,809	81,422	81,422
Long-Term Debt	943,592	809,954	824,059	710,839
Total	$956,401	$822,763	$905,481	$792,261

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
CONSOLIDATED RESULTS
The following table summarizes consolidated operating results for the three months ended June 30, 2024 and 2023:

(in thousands)	2024	2023	$ change	% change

Operating Revenues	$342,336	$337,716	$4,620	1.4%
Operating Expenses	231,425	231,663	(238)	(0.1)
Operating Income	110,911	106,053	4,858	4.6
Interest Expense	(10,202)	(9,696)	(506)	5.2
Nonservice Components of Postretirement Benefits	2,388	2,421	(33)	(1.4)
Other Income (Expense), net	4,490	3,253	1,237	38.0
Income Before Income Taxes	107,587	102,031	5,556	5.4
Income Tax Expense	20,592	20,062	530	2.6
Net Income	$86,995	$81,969	$5,026	6.1%
Operating Revenues increased $4.6 million primarily due to increased sales volumes in our Plastics segment driven by strong distributor and end market demand, partially offset by decreased sales volumes in our Manufacturing segment, and decreased revenues in our Electric segment due to the impact of unfavorable weather. See our segment disclosures below for additional discussion of items impacting operating revenues.
Operating Expenses decreased $0.2 million primarily due to decreased sales volumes in our Manufacturing segment, lower fuel costs in our Electric segment and lower material costs in our Plastics segment. See our segment disclosures below for additional discussion of items impacting operating expenses.
Interest Expense increased $0.5 million due to increased interest rates on our short-term variable rate debt outstanding at OTP and the issuance of an additional $120.0 million of long-term debt at OTP in March 2024.
Other Income (Expense) increased $1.2 million, having a positive impact on net income, primarily due to increased investment income earned on our short-term cash equivalent investments and long-term marketable securities, as well as increased allowance for funds used during construction in our Electric segment related to an increase in capital expenditures compared to the same period last year. Increases to other income were partially offset by a lower amount of gains on our corporate-owned life insurance policies compared to the same period last year.
Income Tax Expense increased $0.5 million primarily due to increased income before income taxes. Our effective tax rate was 19.2% for the three months ended June 30, 2024 and 19.7% for the same period last year.

ELECTRIC SEGMENT RESULTS
The following table summarizes Electric segment operating results for the three months ended June 30, 2024 and 2023:

(in thousands)	2024	2023	$ change	% change

Retail Revenues	$96,382	$93,715	$2,667	2.8%
Transmission Services Revenues	12,440	14,829	(2,389)	(16.1)
Wholesale Revenues	1,669	2,670	(1,001)	(37.5)
Other Electric Revenues	2,337	2,549	(212)	(8.3)
Total Operating Revenues	112,828	113,763	(935)	(0.8)
Production Fuel	12,324	14,833	(2,509)	(16.9)
Purchased Power	9,249	5,212	4,037	77.5
Operating and Maintenance Expenses	44,652	45,522	(870)	(1.9)
Depreciation and Amortization	20,387	18,672	1,715	9.2
Property Taxes	3,619	4,336	(717)	(16.5)
Operating Income	$22,597	$25,188	$(2,591)	(10.3)%

	2024	2023	change	% change

Electric kilowatt-hour (kwh) Sales (in thousands)
Retail kwh Sales	1,315,504	1,345,830	(30,326)	(2.3)%
Wholesale kwh Sales – Company Generation	57,985	87,032	(29,047)	(33.4)
Heating Degree Days	372	639	(267)	(41.8)
Cooling Degree Days	61	254	(193)	(76.0)

The operating results of our Electric segment are impacted by fluctuations in weather conditions and the resulting demand for electricity for heating and cooling. The following table shows heating and cooling degree days as a percent of normal for the three months ended June 30, 2024 and 2023.

	2024	2023

Heating Degree Days	68.8%	120.6%
Cooling Degree Days	48.8%	215.3%

The following table summarizes the estimated effect on diluted earnings per share of the difference in retail kwh sales under actual weather conditions and expected retail kwh sales under normal weather conditions for the three months ended June 30, 2024 and 2023, and between those periods.

	2024 vs Normal	2024 vs 2023	2023 vs Normal

Effect on Diluted Earnings Per Share	$(0.03)	$(0.07)	$0.04

Retail Revenues increased $2.7 million primarily due to the following:
•A $2.5 million increase in new retail revenues, net of an estimated refund, from an interim rate increase in North Dakota effective January 1, 2024 in connection with OTP's North Dakota rate case filed in November 2023.
•A $2.5 million increase in fuel recovery revenues, primarily due to increased purchase power and fuel costs, partially offset by lower fuel volumes, primarily due to unfavorable weather during the period.
•A $1.3 million increase in retail revenues due to increased sales volumes from commercial and industrial customers.
The increases in retail revenues described above were partially offset by a $4.3 million decrease in retail revenues due to the impact of unfavorable weather.
Transmission Services Revenues decreased $2.4 million as a result of certain project cost and operating and maintenance expense updates during the second quarter last year which resulted in additional nonrecurring revenues during the period.
Production Fuel costs decreased $2.5 million due to a decrease in the generation from our coal-fired and natural gas facilities compared to the same period last year, primarily due to decreased demand resulting from unfavorable weather.
Purchased Power costs to serve retail customers increased $4.0 million primarily due to a 50% increase in price of purchased power, as well as an 18% increase in the amount of kwh purchased.

Operating and Maintenance Expenses decreased $0.9 million primarily due to lower vegetative management expenses and decreased maintenance costs.
Depreciation and Amortization increased $1.7 million due to additional capital investments.
MANUFACTURING SEGMENT RESULTS
The following table summarizes Manufacturing segment operating results for the three months ended June 30, 2024 and 2023:

(in thousands)	2024	2023	$ change	% change

Operating Revenues	$96,684	$102,475	$(5,791)	(5.7)%
Cost of Products Sold (excluding depreciation)	71,797	79,154	(7,357)	(9.3)
Nonelectric Selling, General, and Administrative Expenses	10,200	10,470	(270)	(2.6)
Depreciation and Amortization	5,087	4,531	556	12.3
Operating Income	$9,600	$8,320	$1,280	15.4%
Operating Revenues decreased $5.8 million primarily due to decreased sales volumes at both of our manufacturing businesses, with an overall sales volume decrease of 13% compared to the same period last year. At BTD Manufacturing, our contract metal fabricator, sales volumes declined primarily in the lawn and garden and agriculture end markets. A 31% decline in scrap metal revenues also contributed to the overall decrease in operating revenues. Decreased sales volumes and scrap revenues were partially offset by increased steel prices, resulting in a 5% increase in material costs, which are passed through to customers. At T.O. Plastics, our plastics thermoforming manufacturer, sales volume declines were primarily attributable to decreased sales of horticulture products as customers and distributors continued to reduce inventory levels from the high levels previously established due to supply chain challenges.
Cost of Products Sold decreased $7.4 million primarily due to decreased sales volumes, partially offset by higher steel costs, as described above.
PLASTICS SEGMENT RESULTS
The following table summarizes Plastics segment operating results for the three months ended June 30, 2024 and 2023:

(in thousands)	2024	2023	$ change	% change

Operating Revenues	$132,824	$121,478	$11,346	9.3%
Cost of Products Sold (excluding depreciation)	44,998	41,504	3,494	8.4
Nonelectric Selling, General, and Administrative Expenses	4,604	3,936	668	17.0
Depreciation and Amortization	1,133	1,003	130	13.0
Operating Income	$82,089	$75,035	$7,054	9.4%
Operating Revenues increased $11.3 million primarily due to a 26% increase in sales volumes driven by customer sales volume growth and distributor and end market demand. Sales volumes in the second quarter of last year were negatively impacted by distributors’ inventory management strategies amid uncertain market conditions. Although demand has recovered from last year, sales prices have continued to decline. Sales prices decreased 13% compared to the same period last year, partially offsetting the impact of increased sales volumes.
Cost of Products Sold increased $3.5 million primarily due to increased sales volumes, as described above. The impact of increased sales volumes was partially offset by decreased PVC resin costs. PVC resin and other input material costs decreased 14% compared to the same period in the previous year as the unique supply and demand conditions experienced in recent years, which caused significant volatility and increases in resin costs, have subsided and resin costs have remained stable during the first half of the year.
CORPORATE COSTS
The following table summarizes Corporate operating results for the three months ended June 30, 2024 and 2023:

(in thousands)	2024	2023	$ change	% change

Nonelectric Selling, General, and Administrative Expenses	$3,350	$2,464	$886	36.0%
Depreciation and Amortization	25	26	(1)	(3.8)
Operating Loss	$3,375	$2,490	$885	35.5%

RESULTS OF OPERATIONS – YEAR TO DATE
CONSOLIDATED RESULTS
The following table summarizes consolidated operating results for the six months ended June 30, 2024 and 2023:

(in thousands)	2024	2023	$ change	% change

Operating Revenues	$689,404	$676,797	$12,607	1.9%
Operating Expenses	483,518	490,074	(6,556)	(1.3)
Operating Income	205,886	186,723	19,163	10.3
Interest Expense	(20,052)	(19,111)	(941)	4.9
Nonservice Components of Postretirement Benefits	4,830	4,833	(3)	(0.1)
Other Income (Expense), net	9,069	5,370	3,699	68.9
Income Before Income Taxes	199,733	177,815	21,918	12.3
Income Tax Expense	38,400	33,365	5,035	15.1
Net Income	$161,333	$144,450	$16,883	11.7%
Operating Revenues increased $12.6 million primarily due to increased sales volumes within our Plastics segment, partially offset by decreased sales volumes in our Manufacturing segment, and decreased revenues and unfavorable weather in our Electric segment. See our segment disclosures below for additional discussion of items impacting operating revenues.
Operating Expenses decreased $6.6 million primarily due to lower purchased power costs in our Electric segment, lower sales volumes within our Manufacturing segment, and lower material costs in our Plastics segment, partially offset by costs associated with increased sales volumes within our Plastics segment. See our segment disclosures below for additional discussion of items impacting operating expenses.
Interest Expense increased $0.9 million due to increased interest rates on our short-term variable rate debt outstanding at OTP and the issuance of an additional $120.0 million of long-term debt at OTP in March 2024.
Other Income increased $3.7 million, having a positive impact on net income, primarily due to increased investment income earned on our short-term cash equivalent investments and long-term marketable securities, as well as increased allowance for funds used during construction in our Electric segment related to an increase in capital expenditures compared to the same period last year. Increases to other income were partially offset by a lower amount of gains on our corporate-owned life insurance policies compared to the same period last year.
Income Tax Expense increased $5.0 million primarily due to increased income before income taxes. Our effective tax rate was 19.2% for the six months ended June 30, 2024, and 18.8% for the same period last year. The increase in our effective tax rate was primarily driven by a decrease in PTCs from our wind generation assets compared to the same period last year.

ELECTRIC SEGMENT RESULTS
The following table summarizes Electric segment operating results for the six months ended June 30, 2024 and 2023:

(in thousands)	2024	2023	$ change	% change

Retail Revenues	$220,871	$230,168	$(9,297)	(4.0)%
Transmission Services Revenues	24,654	26,936	(2,282)	(8.5)
Wholesale Revenues	5,134	4,508	626	13.9
Other Electric Revenues	3,658	4,059	(401)	(9.9)
Total Operating Revenues	254,317	265,671	(11,354)	(4.3)
Production Fuel	30,018	26,326	3,692	14.0
Purchased Power	31,771	47,037	(15,266)	(32.5)
Operating and Maintenance Expenses	92,630	91,070	1,560	1.7
Depreciation and Amortization	40,273	36,997	3,276	8.9
Property Taxes	7,986	8,957	(971)	(10.8)
Operating Income	$51,639	$55,284	$(3,645)	(6.6)%

	2024	2023	change	% change

Electric kilowatt-hour (kwh) Sales (in thousands)
Retail kwh Sales	2,896,355	2,981,076	(84,721)	(2.8)%
Wholesale kwh Sales – Company Generation	139,070	148,886	(9,816)	(6.6)
Heating Degree Days	3,284	4,371	(1,087)	(24.9)
Cooling Degree Days	61	254	(193)	(76.0)

The operating results of our Electric segment are impacted by fluctuations in weather conditions and the resulting demand for electricity for heating and cooling. The following table shows heating and cooling degree days as a percent of normal for the six months ended June 30, 2024 and 2023.

	2024	2023

Heating Degree Days	82.3%	109.9%
Cooling Degree Days	48.8%	215.3%

The following table summarizes the estimated effect on diluted earnings per share of the difference in retail kwh sales under actual weather conditions and expected retail kwh sales under normal weather conditions for the six months ended June 30, 2024 and 2023, and between those periods.

	2024 vs Normal	2024 vs 2023	2023 vs Normal

Effect on Diluted Earnings Per Share	$(0.10)	$(0.17)	$0.07

Retail Revenues decreased $9.3 million primarily due to the following:
•A $11.8 million decrease in fuel recovery revenues due to lower amounts of purchased power driven by unfavorable weather and decreased market energy costs.
•A $9.7 million decrease due to the impact of unfavorable weather.
The decreases in retail revenues described above were partially offset by the following:
•A $5.2 million increase in new retail revenues, net of an estimated refund, from an interim rate increase in North Dakota effective January 1, 2024 in connection with OTP's North Dakota rate case filed in November 2023.
•A $2.7 million increase in retail revenues due to increased sales volumes from commercial and industrial customers.
•A $1.0 million net increase in rider revenues, excluding the impact of interim revenues in North Dakota, primarily related to additional recovery of costs associated with our meter infrastructure project.
Transmission Services Revenues decreased $2.3 million as a result of certain project cost and operating and maintenance expense updates during the second quarter last year which resulted in additional nonrecurring revenues during the period.
Production Fuel costs increased $3.7 million primarily due to increased fuel usage at Big Stone Plant, as there was an outage at the plant during this same period last year, as well as a 4% increase in fuel cost per kwh.
Purchased Power costs to serve retail customers decreased $15.3 million due to a 23% decrease in the volume of purchased power due to decreased demand resulting from unfavorable weather, as well as a 12% decrease in the price of purchased power per kwh, primarily due to decreased market energy costs.
Depreciation and Amortization increased $3.3 million due to additional capital investments.
MANUFACTURING SEGMENT RESULTS
The following table summarizes Manufacturing segment operating results for the six months ended June 30, 2024 and 2023:

(in thousands)	2024	2023	$ change	% change

Operating Revenues	$196,065	$209,257	$(13,192)	(6.3)%
Cost of Products Sold (excluding depreciation)	148,709	161,381	(12,672)	(7.9)
Nonelectric Selling, General, and Administrative Expenses	20,343	21,047	(704)	(3.3)
Depreciation and Amortization	9,999	9,000	999	11.1
Operating Income	$17,014	$17,829	$(815)	(4.6)%
Operating Revenues decreased $13.2 million primarily due to decreased sales volumes at both of our manufacturing businesses, with an overall sales volume decrease of 11% compared to the same period last year. At BTD, sales volumes declined primarily in the lawn and garden and agriculture end markets. Decreased scrap metal sales also contributed to the overall decrease in operating revenues. Decreased sales volumes and scrap revenues were partially offset by increased steel prices, resulting in a 3% increase in material costs, which are passed through to customers. At T.O. Plastics sales volume declines were primarily attributable to decreased sales of horticulture products as customers and distributors continued to reduce inventory levels from the high levels previously established due to supply chain challenges.
Cost of Products Sold decreased $12.7 million primarily due to decreased sales volumes, partially offset by higher steel costs, as described above.
Nonelectric Selling, General, and Administrative Expenses decreased $0.7 million due to variable costs associated with decreased business activity and financial performance during the period.
Depreciation and Amortization increased $1.0 million due to an increase in our investment in manufacturing equipment and our facilities.

PLASTICS SEGMENT RESULTS
The following table summarizes Plastics segment operating results for the six months ended June 30, 2024 and 2023:

(in thousands)	2024	2023	$ change	% change

Operating Revenues	$239,022	$201,869	$37,153	18.4%
Cost of Products Sold (excluding depreciation)	82,809	71,646	11,163	15.6
Nonelectric Selling, General, and Administrative Expenses	8,613	7,465	1,148	15.4
Depreciation and Amortization	2,208	2,040	168	8.2
Operating Income	$145,392	$120,718	$24,674	20.4%
Operating Revenues increased $37.2 million primarily due to a 38% increase in sales volumes driven by customer sales volume growth and distributor and end market demand. Sales volumes in the first half 2023 were impacted by distributors' inventory management strategies amid uncertain market conditions and end market softness. Increased sales volumes were partially offset by a 14% decrease in sales prices compared to the same period last year.
Cost of Products Sold increased $11.2 million due to increased sales volumes, as discussed above, partially offset by a 24% decrease in the cost of PVC resin and other input materials. The unique supply and demand conditions experienced in recent years, which caused significant volatility and increases in resin costs, have subsided and resin costs have remained stable during the first half of the year.
Nonelectric Selling, General, and Administrative Expenses increased $1.1 million due to variable costs associated with increased business activity and financial performance during the period.
CORPORATE COSTS
The following table summarizes Corporate operating results for the six months ended June 30, 2024 and 2023:

(in thousands)	2024	2023	$ change	% change

Other Operating Expenses	$8,111	$7,056	$1,055	15.0%
Depreciation and Amortization	48	52	(4)	(7.7)
Operating Loss	$8,159	$7,108	$1,051	14.8%
Other Operating Expenses increased $1.1 million primarily due to increased external service provider costs and increased employee benefit expenses, including increases in our employee health insurance claim costs.

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
On July 3, 2024, OTP filed an update to the original request increasing the amount of the net annual revenue increase from $17.4 million to $22.5 million to account for certain items identified throughout the regulatory process to date. An evidentiary hearing before the NDPSC had been scheduled for July 29, 2024, but due to the updated request, the evidentiary hearing is now expected to take place in fourth quarter of 2024, with a final decision anticipated by the end of the year.

RATE RIDERS
The following table includes a summary of pending and recently concluded rate rider proceedings with a significant revenue impact:

Recovery			Filing	Amount	Effective
Mechanism	Jurisdiction	Status	Date	(in millions)	Date	Notes

RRR - 2023	MN	Approved	11/01/22	$17.5	07/01/23	Recovery of Hoot Lake Solar costs, Ashtabula III costs, and true up for PTCs from Merricourt.
ECO - 2023	MN	Approved	04/03/23	9.7	10/01/23	Recovery of energy conservation improvement costs as well as a demand side management financial incentive.
ECO - 2024	MN	Requested	04/01/24	8.8	10/01/24	Recovery of energy conservation improvement costs as well as a demand side management financial incentive.
RRR - 2024	MN	Requested	12/04/23	8.0	07/01/24	Recovery of Hoot Lake Solar costs, Ashtabula III costs, wind upgrade project costs at our four owned wind facilities, and true up of PTCs for Merricourt.
EUIC - 2025	MN	Requested	05/03/24	4.6	01/01/25	Recovery of advanced metering infrastructure, outage management system, geographic information system, and demand response projects.
TCR - 2025	MN	Requested	05/24/24	3.1	01/01/25	Recovery of transmission project costs.
RRR - 2023	ND	Approved	12/30/22	12.2	05/01/23	Recovery of Merricourt, Ashtabula III and other costs.
RRR - 2022	ND	Approved	01/05/22	7.8	04/01/22	Recovery of Merricourt costs, Ashtabula III costs, and deferred taxes and PTCs.
TCR - 2023	ND	Approved	09/15/22	7.5	01/01/23	Recovery of transmission project costs.
TCR - 2024	ND	Approved	11/02/23	4.5	01/01/24	Recovery of transmission project costs.
MDT - 2023	ND	Approved	07/08/22	3.1	01/01/23	Recovery of advanced metering infrastructure, outage management system and demand response projects.
PIR - 2024	SD	Requested	06/03/24	4.5	09/01/24	Recovery of Ashtabula III, Merricourt, Astoria Station, wind upgrade projects, Advanced Grid Infrastructure project costs, and impact of load growth credits.
PIR - 2022	SD	Approved	06/01/22	3.0	09/01/22	Recovery of Ashtabula III, Merricourt, Astoria Station, Advanced Grid Infrastructure project costs, and impact of load growth credits.
TCR - 2023	SD	Approved	11/01/22	3.0	03/01/23	Recovery of transmission project costs.

RESOURCE PLANNING
Minnesota
In May 2024, the MPUC approved OTP’s 2023 to 2037 Integrated Resource Plan (IRP). Consistent with MPUC practice, the decision was made during deliberations by oral vote and was finalized in a written order issued in July 2024.
The MPUC:
•Directed OTP to procure the following generation resources, subject to additional regulatory review and approval:
◦200 to 300 megawatts of solar generation by November 1, 2027, or as soon as practicable thereafter,
◦150 to 200 megawatts of wind generation by December 31, 2029, or as soon as practicable thereafter,
◦20 to 75 megawatts of battery storage by December 31, 2029, or as soon as practicable thereafter;
•Approved the project to add on-site liquified natural gas storage at Astoria Station natural gas plant by 2027;
•Directed OTP to designate the Minnesota share of the jointly owned Coyote Station coal-fired plant as an Available Maximum Energy (AME) resource beginning in 2026 and ending no later than December 2031. If the designation as an AME resource is found to not be feasible, then Minnesota customers shall not continue to pay for or depend on capacity or energy from Coyote Station past 2028; and
•Directed OTP to commence activities to no longer serve Minnesota customers with capacity or energy from Coyote Station as soon as feasible and no later than December 31, 2031.
Under the MPUC’s order, OTP will file its next IRP in May 2026. In this filing, the company will include, among other options, an analysis considering the continued operation of Big Stone Plant with AME.

North Dakota
In February 2023, we filed a request for an Advanced Determination of Prudence (ADP) with the NDPSC for the on-site liquified natural gas storage at Astoria Station. Our latest supplemental IRP in North Dakota was filed in March 2023, which included the on-site storage request as well as other investments to meet our customers’ anticipated capacity and energy needs while maintaining system reliability and low electric service rates. At an informal hearing in July 2024, the NDPSC denied the on-site fuel storage ADP. It remains unclear what action the NDPSC will take on our IRP.
ENVIRONMENTAL REGULATION
In April 2024, the EPA finalized new regulations under Section 111 of the Clean Air Act to regulate greenhouse gas (GHG) emissions from existing and new fossil fuel-based power plants. The final rule establishes subcategories for new combustion turbines and existing coal-fired power plants to achieve certain carbon dioxide (CO2) emission reduction levels based on the respective subcategory. For existing coal-fired power plants, the applicable subcategory is based upon the date at which the plant will cease operations.
We continue to review and evaluate the final regulations and their impact on our power plants and the potential impact to our operating results, financial condition and liquidity. Coyote Station and Big Stone Plant, our two co-owned coal-fired power plants, are within the scope of the regulations but we do not believe our combustion turbines would be within the scope of the final regulation.
In April 2024, the EPA also finalized regulations to strengthen and update Mercury and Air Toxics Standards for coal-fired power plants, tightening the emission standard for toxic metals and finalizing a reduction standard for mercury from existing lignite-fired sources. The EPA also published a final rule under the Clean Water Act to reduce pollutants discharged through wastewater from coal-fired power plants and a final rule requiring the safe management of coal ash at inactive facilities, including requirements for ongoing monitoring and closure and post-closure care.
We continue to review and evaluate these final regulations, and their impact our operations, which could have a material impact on our operating results, financial condition and liquidity.

LIQUIDITY
LIQUIDITY OVERVIEW
We believe our financial condition is strong and our cash and cash equivalents, other liquid assets, operating cash flows, existing lines of credit, access to capital markets and borrowing ability, because of investment-grade credit ratings, when taken together, provide us ample liquidity to conduct our business operations, fund our short-term and long-term capital expenditure plans and satisfy our obligations as they become due. Our liquidity, including our operating cash flows and access to capital markets, could be impacted by macroeconomic factors outside of our control, including higher interest rates and debt capital costs and diminished credit availability. In addition, our liquidity could be impacted by non-compliance with certain financial covenants under our various debt instruments. As of June 30, 2024, we were in compliance with all financial covenants (see the Financial Covenants section under Capital Resources below).
The following table presents the status of our lines of credit as of June 30, 2024 and December 31, 2023:

		2024			2023
(in thousands)	Borrowing Limit	Amount Outstanding	Letters of Credit	Amount Available	Amount Available

OTC Credit Agreement	$170,000	$—	$—	$170,000	$170,000
OTP Credit Agreement	170,000	12,809	9,132	148,059	79,446
Total	$340,000	$12,809	$9,132	$318,059	$249,446
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
As of June 30, 2024, we had $318.1 million of available liquidity under our credit facilities and $230.7 million of available cash and cash equivalents, resulting in total available liquidity of $548.7 million, compared to total available liquidity of $430.8 million as of June 30, 2023.

CASH FLOWS
The following is a discussion of our cash flows for the six months ended June 30, 2024 and 2023:

(in thousands)	2024	2023

Net Cash Provided by Operating Activities	$223,461	$184,497

Net Cash Provided by Operating Activities increased $39.0 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily due to an increase in net income driven by increased earnings from our Plastics segment and a lower level of working capital compared to the previous year. Our working capital decrease was largely due to the timing and volume of resin and other input material purchases in our Plastics segment and capital expenditures in our Electric segment.

(in thousands)	2024	2023

Net Cash Used in Investing Activities	$228,065	$153,625

Net Cash Used in Investing Activities increased $74.4 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase in cash used in investing activities was primarily due to a $50.1 million investment in U.S. treasuries made to secure a fixed rate of return until their maturity in September 2026, and a higher amount of Electric segment capital expenditures, including additional investments in our wind repowering and advanced meter infrastructure projects.

(in thousands)	2024	2023

Net Cash Provided by Financing Activities	$4,903	$710

Net Cash Provided by Financing Activities increased $4.2 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. Financing activities for the six months ended June 30, 2024 included the issuance of $120.0 million of long-term debt at OTP, the proceeds of which were used to repay short-term borrowings of $68.6 million under the OTP credit agreement, fund Electric segment construction expenditures, and support operating activities. We manage the capital structure of OTP independent from our consolidated financial position and to ensure compliance with the capital structure approved through regulation; therefore, our decision to issue long-term debt at OTP is not impacted by our consolidated cash and cash equivalent position.
Financing activities for the six months ended June 30, 2024 also included dividend payments of $39.1 million. Financing activities for the six months ended June 30, 2023 included net short-term borrowings of $42.0 million and dividend payments of $36.5 million.

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
Our contractual obligations as of December 31, 2023 are included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2023. There were no material changes in our contractual obligations outside of the ordinary course of business during the six months ended June 30, 2024.
COMMON STOCK DIVIDENDS
We paid dividends to our common stockholders totaling $39.1 million, or $0.9350 per share, in the first six months of 2024. The determination of the amount of future cash dividends to be paid will depend on, among other things, our financial condition, our actual or expected level of earnings and cash flows from operations, the level of our capital expenditures and our future business prospects. As a result of certain statutory limitations or regulatory or financing agreements, the amount of dividends we are allowed to pay could be restricted. See Note 11 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information. The decision to declare dividends is reviewed quarterly by our Board of Directors.

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
REGISTRATION STATEMENTS
On May 3, 2024, we filed two registration statements with the SEC, replacing two previously filed registration statements upon their expiration. The first statement, a shelf registration, allows us to offer for sale, from time to time, either separately or together in any combination, equity, debt or other securities described in the registration statement. No new debt or equity has been issued pursuant to the registration statement. The second registration statement allows for the issuance of up to 1,500,000 common shares under our Automatic Dividend Reinvestment and Share Purchase Plan, which provides our common shareholders, retail customers of OTP and other interested investors a method of purchasing our common shares by reinvesting their dividends and/or making optional cash investments. Shares purchased under the plan may be newly issued common shares or common shares purchased on the open market. As of June 30, 2024, there were 1,099,327 shares available for purchase or issuance under the plan. Both registration statements expire in May 2027.
SHORT-TERM DEBT
OTC and OTP are each party to a credit agreement (the OTC Credit Agreement and the OTP Credit Agreement, respectively) which each provides for unsecured revolving lines of credit. The following is a summary of key provisions and borrowing information as of, and for the six months ended, June 30, 2024:

(in thousands, except interest rates)	OTC Credit Agreement	OTP Credit Agreement

Borrowing Limit	$170,000	$170,000
Borrowing Limit if Accordion Exercised[1]	290,000	250,000
Amount Restricted Due to Outstanding Letters of Credit as of June 30, 2024	—	9,132
Amount Outstanding as of June 30, 2024	—	12,809
Average Amount Outstanding During the Six Months Ended June 30, 2024	—	40,570
Maximum Amount Outstanding During the Six Months Ended June 30, 2024	—	102,024
Interest Rate as of June 30, 2024	6.84%	6.67%
Maturity Date	October 29, 2027	October 29, 2027

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
As of June 30, 2024, we had $947.0 million of principal outstanding under long-term debt arrangements. These instruments generally provide for unsecured borrowings at fixed rates of interest with maturities ranging from 2026 to 2054. Note 7 to our consolidated financial statements included in this Quarterly Report on Form 10-Q includes additional information regarding these short-term and long-term debt instruments.
Financial Covenants
Certain of our short- and long-term debt agreements require OTC and OTP to maintain certain financial covenants. As of June 30, 2024, we were in compliance with these financial covenants as further described below:
OTC, under its financial covenants, may not permit its ratio of interest-bearing debt to total capitalization to exceed 0.60 to 1.00, may not permit its interest and dividend coverage ratio to be less than 1.50 to 1.00, and may not permit its priority indebtedness to exceed 10 percent of its total capitalization. As of June 30, 2024, OTC's interest-bearing debt to total capitalization was 0.38 to 1.00, OTC's interest and dividend coverage ratio was 11.23 to 1.00, and OTC had no priority indebtedness outstanding.

OTP, under its financial covenants, may not permit its ratio of interest-bearing debt to total capitalization to exceed 0.60 to 1.00, may not permit its interest and dividend coverage ratio to be less than 1.50 to 1.00, and may not permit its priority indebtedness to exceed 20 percent of its total capitalization. As of June 30, 2024, OTP's interest-bearing debt to total capitalization was 0.47 to 1.00, OTP's interest and dividend coverage ratio was 3.4 to 1.00, and OTP had no priority indebtedness outstanding.

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
Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) as of June 30, 2024, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2024.
Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are the subject of various legal and regulatory proceedings in the ordinary course of our business. Such matters are subject to many uncertainties and to outcomes that are not predictable with assurance. We record a liability in our consolidated financial statements for costs related to claims, including future legal costs, settlements and judgments, where we have assessed that a loss is probable, and an amount can be reasonably estimated. Material proceedings are described under Note 10, Commitments and Contingencies, to the consolidated financial statements, and in Management's Discussion and Analysis of Financial Condition and Results of Operations, Regulatory Matters.

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
Securities Trading Plans of Directors and Executive Officers. On May 13, 2024, Jennifer Smestad, the Company’s General Counsel and Corporate Secretary, entered into a written plan in accordance with Rule 10b5-1 under the Exchange Act, for the sale of shares of the Company’s common stock. The plan was entered into during an open trading window in accordance with the Company’s policies regarding transactions in the Company’s securities and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The plan provides for the potential sale of up to 4,000 shares of the Company’s common stock between August 13, 2024 and November 13, 2024.

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

Dated: August 7, 2024