Form 10-Q
period 2024-09-30
Otter Tail Corp
filed 2024-11-07
CIK 1466593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2024 or
☐    Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
41,827,967 Common Shares ($5 par value) as of October 31, 2024.

DEFINITIONS
The following abbreviations or acronyms are used in the text.

ADP	Advanced Determination of Prudence	MPUC	Minnesota Public Utilities Commission
AME	Available Maximum Emergency	NDDEQ	North Dakota Department of Environmental Quality
ARO	Asset Retirement Obligation	NDPSC	North Dakota Public Service Commission
ARP	Alternative Revenue Program	NOx	Nitrogen Oxides
CCR	Coal Combustion Residual	OTC	Otter Tail Corporation
CO2	Carbon Dioxide	OTP	Otter Tail Power Company
DOJ	Department of Justice	PIR	Phase-In Rider
ECO	Energy Conservation and Optimization Rider	PSLRA	Private Securities Litigation Reform Act of 1995
EPA	Environmental Protection Agency	PTC	Production Tax Credits
ESSRP	Executive Survivor and Supplemental Retirement Plan	PVC	Polyvinyl chloride
EUIC	Electric Utility Infrastructure Costs Rider	RHR	Regional Haze Rule
FERC	Federal Energy Regulatory Commission	ROE	Return on equity
GHG	Greenhouse Gas	RRR	Renewable Resource Rider
IRP	Integrated Resource Plan	RTO	Regional Transmission Organizations
kwh	kilowatt-hour	SEC	Securities and Exchange Commission
MDT	Meter and Distribution Technology	SO2	Sulfur Dioxide
Merricourt	Merricourt Wind Energy Center	TCR	Transmission Cost Recovery Rider
MISO	Midcontinent Independent System Operator, Inc.

FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "PSLRA"). When used in this Form 10-Q and in future filings by Otter Tail Corporation (the "Company") with the Securities and Exchange Commission ("SEC"), in the Company’s press releases and in oral statements, words such as “anticipate,” “believe,” “can," "could,” “estimate,” “expect,” "future," "goal," “intend,” "likely," “may,” “outlook,” “plan,” “possible,” “potential,” "predict," "probable," "projected," “should,” "target," “will,” “would” or similar expressions are intended to identify forward-looking statements within the meaning of the PSLRA. Such statements are based on current expectations and assumptions and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. The Company’s risks and uncertainties include, among other things, uncertainty of future investments and capital expenditures; rate base levels and rate base growth; long-term investment risk; seasonal weather patterns and extreme weather events; counterparty credit risk; future business volumes with key customers; reductions in our credit ratings; our ability to access capital markets on favorable terms; assumptions and costs relating to funding our employee benefit plans; our subsidiaries’ ability to make dividend payments; cyber security threats or data breaches; the impact of government legislation and regulation including foreign trade policy and environmental; health and safety laws and regulations; the impact of climate change including compliance with legislative and regulatory changes to address climate change; operational and economic risks associated with our electric generating and manufacturing facilities; risks associated with energy markets; the availability and pricing of resource materials; inflation cost pressures; attracting and maintaining a qualified and stable workforce; expectations regarding regulatory proceedings; including state utility commission approval of resource plans; assigned service areas; the siting and construction of major facilities; capital structure; and allowed customer rates; actual and threatened claims or litigation; and changing macroeconomic and industry conditions that impact demand for our products, pricing and margins. These and other risks and uncertainties are more fully described in our filings with the SEC, including our most recently filed Annual Report on Form 10-K and Item 1A. Risk Factors. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information.
PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

OTTER TAIL CORPORATION
CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share data)	September 30, 2024	December 31, 2023

Assets
Current Assets
Cash and Cash Equivalents	$280,020	$230,373
Receivables, net of allowance for credit losses	186,273	157,143
Inventories	153,233	149,701
Regulatory Assets	7,860	16,127
Other Current Assets	22,927	16,826
Total Current Assets	650,313	570,170
Noncurrent Assets
Investments	121,421	62,516
Property, Plant and Equipment, net of accumulated depreciation	2,604,869	2,418,375
Regulatory Assets	95,537	95,715
Intangible Assets, net of accumulated amortization	6,018	6,843
Goodwill	37,572	37,572
Other Noncurrent Assets	51,009	51,377
Total Noncurrent Assets	2,916,426	2,672,398
Total Assets	$3,566,739	$3,242,568

Liabilities and Shareholders' Equity
Current Liabilities
Short-Term Debt	$67,401	$81,422
Accounts Payable	88,885	94,428
Accrued Salaries and Wages	31,320	38,134
Accrued Taxes	29,150	26,590
Regulatory Liabilities	43,685	25,408
Other Current Liabilities	39,149	43,775
Total Current Liabilities	299,590	309,757
Noncurrent Liabilities
Pension Benefit Liability	32,388	33,101
Other Postretirement Benefits Liability	28,074	27,676
Regulatory Liabilities	282,997	276,547
Deferred Income Taxes	251,105	237,273
Deferred Tax Credits	14,613	15,172
Other Noncurrent Liabilities	80,978	75,977
Total Noncurrent Liabilities	690,155	665,746
Commitments and Contingencies (Note 10)
Capitalization
Long-Term Debt	943,663	824,059
Shareholders' Equity
Common Shares: 50,000,000 shares authorized, $5 par value; 41,827,967 and 41,710,521 outstanding at September 30, 2024 and December 31, 2023	209,140	208,553
Additional Paid-In Capital	427,751	426,963
Retained Earnings	994,461	806,342
Accumulated Other Comprehensive Income	1,979	1,148
Total Shareholders' Equity	1,633,331	1,443,006
Total Capitalization	2,576,994	2,267,065
Total Liabilities and Shareholders' Equity	$3,566,739	$3,242,568
See accompanying condensed notes to consolidated financial statements.

OTTER TAIL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per-share amounts)	2024	2023	2024	2023

Operating Revenues
Electric	$130,380	$130,326	$384,696	$395,997
Product Sales	207,653	227,730	642,741	638,856
Total Operating Revenues	338,033	358,056	1,027,437	1,034,853
Operating Expenses
Electric Production Fuel	14,991	19,603	45,009	45,928
Electric Purchased Power	10,735	10,895	42,507	57,932
Electric Operating and Maintenance Expenses	43,737	43,534	136,367	134,604
Cost of Products Sold (excluding depreciation)	111,444	118,303	342,962	351,330
Nonelectric Selling, General, and Administrative Expenses	18,829	15,863	55,896	51,433
Depreciation and Amortization	27,051	24,548	79,579	72,636
Electric Property Taxes	3,705	4,194	11,691	13,151
Total Operating Expenses	230,492	236,940	714,011	727,014
Operating Income	107,541	121,116	313,426	307,839
Other Income and (Expense)
Interest Expense	(11,173)	(9,175)	(31,225)	(28,285)
Nonservice Components of Postretirement Benefits	2,367	2,289	7,197	7,122
Other Income (Expense), net	5,421	2,471	14,491	7,841
Income Before Income Taxes	104,156	116,701	303,889	294,517
Income Tax Expense	18,677	24,727	57,077	58,093
Net Income	$85,479	$91,974	$246,812	$236,424

Weighted-Average Common Shares Outstanding:
Basic	41,800	41,680	41,770	41,663
Diluted	42,081	42,058	42,068	42,028
Earnings Per Share:
Basic	$2.04	$2.21	$5.91	$5.67
Diluted	$2.03	$2.19	$5.87	$5.63
See accompanying condensed notes to consolidated financial statements.

OTTER TAIL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023

Net Income	$85,479	$91,974	$246,812	$236,424
Other Comprehensive Income (Loss):
Unrealized Gain (Loss) on Available-for-Sale Securities, net of tax benefit (expense) of $(331), $4, $(255) and $(1)	1,244	(17)	963	2
Pension and Other Postretirement Benefits, net of tax benefit (expense) of $11, $(108), $47 and $(90)	(28)	310	(132)	257
Total Other Comprehensive Income	1,216	293	831	259
Total Comprehensive Income	$86,695	$92,267	$247,643	$236,683
See accompanying condensed notes to consolidated financial statements.

OTTER TAIL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)

(in thousands, except common shares outstanding)	Common Shares Outstanding	Par Value, Common Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity

Balance, June 30, 2024	41,814,425	$209,072	$427,264	$928,553	$763	$1,565,652
Stock Issued Under Share-Based Compensation Plans, net of shares withheld for employee taxes	13,542	68	(772)	—	—	(704)
Net Income	—	—	—	85,479	—	85,479
Other Comprehensive Income	—	—	—	—	1,216	1,216
Stock Compensation Expense	—	—	1,259	—	—	1,259
Common Dividends ($0.4675 per share)	—	—	—	(19,571)	—	(19,571)
Balance, September 30, 2024	41,827,967	$209,140	$427,751	$994,461	$1,979	$1,633,331

Balance, June 30, 2023	41,710,521	$208,553	$425,867	$693,138	$881	$1,328,439
Net Income	—	—	—	91,974	—	91,974
Other Comprehensive Income	—	—	—	—	293	293
Stock Compensation Expense	—	—	491	—	—	491
Common Dividends ($0.4375 per share)	—	—	—	(18,268)	—	(18,268)
Balance, September 30, 2023	41,710,521	$208,553	$426,358	$766,844	$1,174	$1,402,929

Balance, December 31, 2023	41,710,521	$208,553	$426,963	$806,342	$1,148	$1,443,006
Stock Issued Under Share-Based Compensation Plans, net of shares withheld for employee taxes	117,446	587	(7,044)	—	—	(6,457)
Stock Issued Under Stock Purchase Plan, net of expenses	—	—	(250)	—	—	(250)
Net Income	—	—	—	246,812	—	246,812
Other Comprehensive Income	—	—	—	—	831	831
Stock Compensation Expense	—	—	8,082	—	—	8,082
Common Dividends ($1.4025 per share)	—	—	—	(58,693)	—	(58,693)
Balance, September 30, 2024	41,827,967	$209,140	$427,751	$994,461	$1,979	$1,633,331

Balance, December 31, 2022	41,631,113	$208,156	$423,034	$585,212	$915	$1,217,317
Stock Issued Under Share-Based Compensation Plans, net of shares withheld for employee taxes	79,408	397	(3,485)	—	—	(3,088)
Stock Issued Under Stock Purchase Plan, net of expenses	—	—	(166)	—	—	(166)
Net Income	—	—	—	236,424	—	236,424
Other Comprehensive Income	—	—	—	—	259	259
Stock Compensation Expense	—	—	6,975	—	—	6,975
Common Dividends ($1.3125 per share)	—	—	—	(54,792)	—	(54,792)
Balance, September 30, 2023	41,710,521	$208,553	$426,358	$766,844	$1,174	$1,402,929
See accompanying condensed notes to consolidated financial statements.

OTTER TAIL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30,
(in thousands)	2024	2023

Operating Activities
Net Income	$246,812	$236,424
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	79,579	72,636
Deferred Tax Credits	(559)	(558)
Deferred Income Taxes	8,840	10,800
Investment Gains	(5,259)	(3,734)
Stock Compensation Expense	8,082	6,975
Other, Net	(2,167)	(164)
Changes in Operating Assets and Liabilities:
Receivables	(29,130)	(48,782)
Inventories	(2,198)	4,873
Regulatory Assets	7,209	8,387
Other Assets	(2,785)	3,899
Accounts Payable	3,180	(511)
Accrued and Other Liabilities	(5,745)	13,858
Regulatory Liabilities	24,083	21,601
Pension and Other Postretirement Benefits	(7,167)	(7,209)
Net Cash Provided by Operating Activities	322,775	318,495
Investing Activities
Capital Expenditures	(259,750)	(229,849)
Proceeds from Disposal of Noncurrent Assets	6,684	4,746
Cash Used for Investments and Other Assets	(59,100)	(6,915)
Net Cash Used in Investing Activities	(312,166)	(232,018)
Financing Activities
Net (Repayments) Borrowings of Short-Term Debt	(14,021)	43,292
Proceeds from Issuance of Long-Term Debt	120,000	—
Dividends Paid	(58,693)	(54,792)
Payments for Shares Withheld for Employee Tax Obligations	(6,457)	(3,088)
Other, net	(1,791)	(1,671)
Net Cash Provided by (Used In) Financing Activities	39,038	(16,259)
Net Change in Cash and Cash Equivalents	49,647	70,218
Cash and Cash Equivalents at Beginning of Period	230,373	118,996
Cash and Cash Equivalents at End of Period	$280,020	$189,214

Supplemental Disclosure of Noncash Investing Activities
Accrued Property, Plant and Equipment Additions	$9,396	$13,154
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
Because of the seasonality of our businesses and other factors, earnings for the three and nine months ended September 30, 2024 should not be taken as an indication of earnings for all or any part of the balance of the current year or as an indication of earnings for future years.
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
Certain assets and costs are not allocated to our operating segments. Corporate operating costs include items such as corporate staff and overhead costs, the results of our captive insurance company and other items excluded from the measurement of operating segment performance. Corporate assets consist primarily of cash and cash equivalents, investments, prepaid expenses, and fixed assets. Corporate is not an operating segment, rather it is added to operating segment totals to reconcile to consolidated amounts.

Information for each segment and our unallocated corporate costs for the three and nine months ended September 30, 2024 and 2023 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023

Operating Revenue
Electric	$130,380	$130,326	$384,696	$395,997
Manufacturing	79,896	100,678	275,961	309,936
Plastics	127,757	127,052	366,780	328,920
Total	$338,033	$358,056	$1,027,437	$1,034,853
Net Income
Electric	$28,530	$24,565	$69,486	$67,420
Manufacturing	2,174	7,446	14,271	20,276
Plastics	54,479	59,162	161,829	148,240
Corporate	296	801	1,226	488
Total	$85,479	$91,974	$246,812	$236,424
The following provides the identifiable assets by segment and corporate assets as of September 30, 2024 and December 31, 2023:

(in thousands)	September 30, 2024	December 31, 2023

Identifiable Assets
Electric	$2,692,929	$2,533,831
Manufacturing	249,947	251,343
Plastics	219,215	164,179
Corporate	404,648	293,215
Total	$3,566,739	$3,242,568

3. Revenue
Presented below are our operating revenues from external customers, in total and by amounts arising from contracts with customers and alternative revenue program (ARP) arrangements, disaggregated by revenue source and segment for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023

Operating Revenues
Electric Segment
Retail: Residential	$34,150	$33,483	$99,971	$104,433
Retail: Commercial and Industrial	74,602	75,044	225,827	230,517
Retail: Other	2,050	1,972	5,875	5,717
Total Retail	110,802	110,499	331,673	340,667
Transmission	15,152	13,670	39,805	40,606
Wholesale	3,139	4,752	8,273	9,260
Other	1,287	1,405	4,945	5,464
Total Electric Segment	130,380	130,326	384,696	395,997
Manufacturing Segment
Metal Parts and Tooling	69,904	89,518	245,972	268,981
Plastic Products and Tooling	8,537	8,847	23,989	33,059
Scrap Metal	1,455	2,313	6,000	7,896
Total Manufacturing Segment	79,896	100,678	275,961	309,936
Plastics Segment
PVC Pipe	127,757	127,052	366,780	328,920
Total Operating Revenue	338,033	358,056	1,027,437	1,034,853
Less: Non-contract Revenues Included Above
Electric Segment - ARP Revenues	647	(744)	413	(2,289)
Total Operating Revenues from Contracts with Customers	$337,386	$358,800	$1,027,024	$1,037,142
4. Select Balance Sheet Information
Receivables and Allowance for Credit Losses
Receivables as of September 30, 2024 and December 31, 2023 are as follows:

(in thousands)	September 30, 2024	December 31, 2023

Receivables
Trade	$160,476	$129,257
Other	8,862	9,084
Unbilled Receivables	18,885	21,324
Total Receivables	188,223	159,665
Less: Allowance for Credit Losses	1,950	2,522
Receivables, net of allowance for credit losses	$186,273	$157,143
The following is a summary of activity in the allowance for credit losses for the nine months ended September 30, 2024 and 2023:

(in thousands)	2024	2023

Beginning Balance, January 1	$2,522	$1,648
Additions Charged to Expense	904	1,176
Reductions for Amounts Written Off, Net of Recoveries	(1,476)	(837)
Ending Balance, September 30	$1,950	$1,987

Inventories
Inventories consist of the following as of September 30, 2024 and December 31, 2023:

(in thousands)	September 30, 2024	December 31, 2023

Raw Material, Fuel and Supplies	$83,668	$75,733
Work in Process	24,904	26,354
Finished Goods	44,661	47,614
Total Inventories	$153,233	$149,701
Investments
The following is a summary of our investments as of September 30, 2024 and December 31, 2023:

(in thousands)	September 30, 2024	December 31, 2023

Short-term Investments
Government Debt Securities	$616	$—
Total Short-term Investments	616	—
Long-term Investments
Corporate-Owned Life Insurance Policies	46,585	42,287
Government Debt Securities	60,776	7,724
Corporate Debt Securities	1,644	1,579
Money Market Funds	1,118	3,125
Mutual Funds	11,271	7,771
Other Investments	27	30
Total Long-term Investments	121,421	62,516
Total Investments	$122,037	$62,516
In April 2024, we made a $50.1 million investment in U.S. treasuries which mature in September 2026. The following table summarizes the amortized cost and fair value of debt securities available-for-sale and the corresponding amounts of gross unrealized gains and losses as of September 30, 2024:

	September 30, 2024

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value

Government Debt Securities	$60,399	$1,151	$(158)	$61,392
Corporate Debt Securities	1,621	25	(2)	1,644
Total	$62,020	$1,176	$(160)	$63,036
Unrealized gains and losses on available-for-sale debt securities as of December 31, 2023 were not material. As of September 30, 2024 and December 31, 2023, no unrealized losses on debt securities were deemed to be other-than-temporary.
The amount of net unrealized gains and losses during the three and nine months ended September 30, 2024 on marketable equity securities still held as of September 30, 2024 was net gains of $0.6 million and $1.3 million. The amount of net unrealized gains and losses during the three and nine months ended September 30, 2023 on marketable equity securities still held as of September 30, 2023 was not material.

Property, Plant and Equipment
Major classes of property, plant and equipment as of September 30, 2024 and December 31, 2023 include:

(in thousands)	September 30, 2024	December 31, 2023

Electric Plant
Electric Plant in Service	$3,087,286	$2,989,881
Construction Work in Progress	231,429	137,212
Total Gross Electric Plant	3,318,715	3,127,093
Less Accumulated Depreciation and Amortization	885,075	851,148
Net Electric Plant	2,433,640	2,275,945
Nonelectric Property, Plant and Equipment
Nonelectric Property, Plant and Equipment in Service	329,126	311,924
Construction Work in Progress	62,581	38,062
Total Gross Nonelectric Property, Plant and Equipment	391,707	349,986
Less Accumulated Depreciation and Amortization	220,478	207,556
Net Nonelectric Property, Plant and Equipment	171,229	142,430
Net Property, Plant and Equipment	$2,604,869	$2,418,375
5. Regulatory Matters
Regulatory Assets and Liabilities
The following presents our current and long-term regulatory assets and liabilities as of September 30, 2024 and December 31, 2023 and the period we expect to recover or refund such amounts:

	Period of	September 30, 2024		December 31, 2023
(in thousands)	Recovery/Refund	Current	Long-Term	Current	Long-Term

Regulatory Assets
Pension and Other Postretirement Benefit Plans[1]	Various	$154	$86,020	$154	$86,134
Alternative Revenue Program Riders[2]	Up to 2 years	4,145	145	3,719	158
Deferred Income Taxes	Asset lives	—	7,217	—	6,940
Fuel Clause Adjustments[1]	Up to 1 year	—	—	7,294	—
Derivative Instruments[1]	Up to 2 years	2,116	686	4,210	—
Other[1]	Various	1,445	1,469	750	2,483
Total Regulatory Assets		$7,860	$95,537	$16,127	$95,715
Regulatory Liabilities
Deferred Income Taxes	Asset lives	$—	$131,584	$—	$136,022
Plant Removal Obligations	Asset lives	—	125,681	—	117,030
Fuel Clause Adjustments	Up to 1 year	18,808	—	11,350	—
Alternative Revenue Program Riders	Up to 1 year	17,594	—	6,885	—
North Dakota PTC Refunds	Asset lives	—	17,115	—	12,011
Pension and Other Postretirement Benefit Plans	Various	6,138	7,737	6,138	11,307
Other	Various	1,145	880	1,035	177
Total Regulatory Liabilities		$43,685	$282,997	$25,408	$276,547

[1]Costs subject to recovery without a rate of return.
[2]Amounts eligible for recovery includes an incentive or rate of return.
6. Asset Retirement Obligations
We have recognized Asset Retirement Obligations (AROs) related to our coal-fired generation plants, natural gas combustion turbines, solar facilities and wind turbines. The cost of AROs includes items such as site restoration, closure of ash pits and removal of certain structures, generators, asbestos and storage tanks. We have other legal obligations associated with the retirement of a variety of other long-lived tangible assets used in electric operations where the estimated settlement costs are individually and collectively immaterial. We have no assets legally restricted for the settlement of any AROs.

As of September 30, 2024 and December 31, 2023, $0.1 million and $0.1 million, respectively, was included in other current liabilities and $38.8 million and $36.4 million, respectively, was included in other noncurrent liabilities in the consolidated balance sheets related to AROs.
Coal Combustion Residual Regulations
In May 2024, the Environmental Protection Agency (EPA) published a final rule amending coal combustion residual (CCR) regulations which introduces new requirements for the management of coal ash at active coal-fired power plants and inactive coal-fired power plants with a legacy surface impoundment. The regulations impose new requirements including groundwater monitoring, closure standards, post-closure care obligations, and potential remediation activities.
As of September 30, 2024, we have not recognized an ARO for any liabilities which may be incurred because of the EPA’s final CCR rule as we cannot reasonably estimate the fair value of such a liability. We continue to review and assess the complex regulation to determine whether and to what extent, if any, our facilities will be impacted. Specifically, we are evaluating certain definitional matters within the regulation to determine the precise closure standards at an active facility. In addition, further site evaluations are necessary to determine the amount of coal ash stored on areas previously exempt from regulation, including areas of beneficial use.
If it is determined that any of our facilities are impacted and new requirements are imposed by the regulation, we will recognize an ARO as soon as we are able to reasonably estimate the fair value of the liability.
7. Short-Term and Long-Term Borrowings
The following is a summary of our outstanding short- and long-term borrowings by borrower, OTC or OTP, as of September 30, 2024 and December 31, 2023:
Short-Term Debt
The following is a summary of our lines of credit as of September 30, 2024 and December 31, 2023:

		September 30, 2024			December 31, 2023
(in thousands)	Borrowing Limit	Amount Outstanding	Letters of Credit	Amount Available	Amount Available

OTC Credit Agreement	$170,000	$—	$—	$170,000	$170,000
OTP Credit Agreement	170,000	67,401	8,772	93,827	79,446
Total	$340,000	$67,401	$8,772	$263,827	$249,446

Long-Term Debt
The following is a summary of outstanding long-term debt by borrower as of September 30, 2024 and December 31, 2023:

				(in thousands)
Borrower	Debt Instrument	Rate	Maturity	September 30, 2024	December 31, 2023

OTC	Guaranteed Senior Notes	3.55%	12/15/26	$80,000	$80,000
OTP	Series 2007C Senior Unsecured Notes	6.37%	08/02/27	42,000	42,000
OTP	Series 2013A Senior Unsecured Notes	4.68%	02/27/29	60,000	60,000
OTP	Series 2019A Senior Unsecured Notes	3.07%	10/10/29	10,000	10,000
OTP	Series 2020A Senior Unsecured Notes	3.22%	02/25/30	10,000	10,000
OTP	Series 2020B Senior Unsecured Notes	3.22%	08/20/30	40,000	40,000
OTP	Series 2021A Senior Unsecured Notes	2.74%	11/29/31	40,000	40,000
OTP	Series 2024A Senior Unsecured Notes	5.48%	04/01/34	60,000	—
OTP	Series 2007D Senior Unsecured Notes	6.47%	08/20/37	50,000	50,000
OTP	Series 2019B Senior Unsecured Notes	3.52%	10/10/39	26,000	26,000
OTP	Series 2020C Senior Unsecured Notes	3.62%	02/25/40	10,000	10,000
OTP	Series 2013B Senior Unsecured Notes	5.47%	02/27/44	90,000	90,000
OTP	Series 2018A Senior Unsecured Notes	4.07%	02/07/48	100,000	100,000
OTP	Series 2019C Senior Unsecured Notes	3.82%	10/10/49	64,000	64,000
OTP	Series 2020D Senior Unsecured Notes	3.92%	02/25/50	15,000	15,000
OTP	Series 2021B Senior Unsecured Notes	3.69%	11/29/51	100,000	100,000
OTP	Series 2022A Senior Unsecured Notes	3.77%	05/20/52	90,000	90,000
OTP	Series 2024B Senior Unsecured Notes	5.77%	04/01/54	60,000	—
Total				$947,000	$827,000
Less:	Unamortized Long-Term Debt Issuance Costs			3,337	2,941
Total Long-Term Debt, Net of Unamortized Debt Issuance Costs				$943,663	$824,059
On March 28, 2024, OTP entered into a Note Purchase Agreement pursuant to which OTP issued, in a private placement transaction, $120.0 million of senior unsecured notes consisting of (a) $60.0 million of 5.48% Series 2024A Senior Unsecured Notes due April 1, 2034, and (b) $60.0 million of 5.77% Series 2024B Senior Unsecured Notes due April 1, 2054.
Per the terms of the agreement, OTP may prepay all or any part of the notes (in an amount not less than 10% of the aggregate principal amount of the notes then outstanding in the case of a partial prepayment) at 100% of the principal amount so prepaid, together with unpaid accrued interest and a make-whole amount, as defined in the agreement; provided that no default or event of default exists under the agreement. Any prepayment of the Series 2024A Notes then outstanding on or after January 1, 2034, or the Series 2024B Notes then outstanding on or after October 1, 2053, will be made without any make-whole amount. Consistent with other of our borrowings, the agreement contains a number of restrictions on the business of OTP, including restrictions on OTP’s ability to merge, sell substantially all assets, create or incur liens on assets, guarantee the obligations of any other party, and engage in certain transactions with affiliates.
Financial Covenants
Certain of OTC's and OTP's short- and long-term debt agreements require the borrower, whether OTC or OTP, to maintain certain financial covenants, including a maximum debt to total capitalization ratio of 0.60 to 1.00, a minimum interest and dividend coverage ratio of 1.50 to 1.00, and a maximum level of priority indebtedness. As of September 30, 2024, OTC and OTP were in compliance with these financial covenants.
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

The following tables include the components of net periodic benefit cost (income) related to our defined benefit pension plans and other postretirement benefits for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	Pension Benefits (Pension Plan)		Pension Benefits (ESSRP)		Postretirement Benefits
(in thousands)	2024	2023	2024	2023	2024	2023

Service Cost	$972	$925	$—	$18	$123	$152
Interest Cost	4,297	4,109	474	472	399	668
Expected Return on Assets	(6,380)	(6,479)	—	—	—	—
Amortization of Prior Service Cost	—	—	—	—	(1,576)	(1,433)
Amortization of Net Actuarial Loss	40	—	—	—	—	—
Net Periodic Benefit Cost (Income)	$(1,071)	$(1,445)	$474	$490	$(1,054)	$(613)

	Nine Months Ended September 30,
	Pension Benefits (Pension Plan)		Pension Benefits (ESSRP)		Postretirement Benefits
(in thousands)	2024	2023	2024	2023	2024	2023

Service Cost	$2,915	$2,774	$—	$54	$368	$458
Interest Cost	12,891	12,327	1,422	1,417	1,199	2,006
Expected Return on Assets	(19,139)	(19,436)	—	—	—	—
Amortization of Prior Service Cost	—	—	—	—	(4,727)	(4,300)
Amortization of Net Actuarial Loss	119	—	—	—	—	—
Net Periodic Benefit Cost (Income)	$(3,214)	$(4,335)	$1,422	$1,471	$(3,160)	$(1,836)
The following table includes the impact of regulation on the recognition of periodic benefit cost (income) arising from pension and other postretirement benefits for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023

Net Periodic Benefit Cost (Income)	$(1,651)	$(1,568)	$(4,952)	$(4,700)
Net Amount Amortized Due to the Effect of Regulation	379	374	1,038	864
Net Periodic Benefit Cost (Income) Recognized	$(1,272)	$(1,194)	$(3,914)	$(3,836)
We had no minimum funding requirements for our Pension Plan or any other postretirement benefit plans as of December 31, 2023. We did not make any contributions to our Pension Plan during the nine months ended September 30, 2024 and 2023.
9. Income Taxes
The Company's effective tax rate was 17.9% and 21.2% for the three months ended September 30, 2024 and 2023 and 18.8% and 19.7% for the nine months ended September 30, 2024 and 2023. These rates differ from the federal statutory rate of 21% primarily due to the impact of production tax credits (PTCs) associated with the energy generation of our wind and solar assets and state taxes.
10. Commitments and Contingencies
Commitments
Solar Development. On October 30, 2024, OTP entered into an agreement to acquire the assets of a solar facility currently under development. The assets to be acquired include real property rights and interests, interconnection agreements, state and local permits, and other development assets. Per the agreement, the purchase price is equal to $23.6 million, plus the reimbursement of certain interconnection costs and costs to purchase and store the main power transformer. Closing of the transaction is expected to occur in the second half of 2025, and remains subject to certain conditions to close, including regulatory and other approvals. OTP would be subject to a termination fee of up to $5.0 million if the seller has satisfied all required conditions to close but the transaction is not consummated.

Contingencies
FERC Return on Equity (ROE). In November 2013 and February 2015, customers filed complaints with the Federal Energy Regulatory Commission (FERC) seeking to reduce the ROE component of the transmission rates that MISO transmission owners, including OTP, may collect under the MISO tariff rate. FERC issued an order on November 19, 2020, which adopted a revised ROE methodology and set the base ROE at 10.02% (10.52% with an adder) effective for the fifteen-month period from November 2013 to February 2015 and on a prospective basis beginning in September 2016. The order also dismissed any complaints covering the period from February 2015 to May 2016. On August 9, 2022, the U.S. Court of Appeals for the District of Columbia Circuit vacated the FERC order citing a lack of reasoned explanation by FERC in its adoption of its revised ROE methodology as outlined in its November 2020 order and remanded the matter to FERC to reopen the proceedings.
On October 17, 2024, FERC issued an Order on Remand modifying its ROE methodology and establishing a base ROE of 9.98% (10.48% with an adder) effective for the fifteen-month period from November 2013 to February 2015 and on a prospective basis beginning in September 2016, and required MISO transmission owners to provide refunds to customers for collections in excess of the base ROE of 9.98% for the applicable period, plus interest. In addition, FERC concluded the evidentiary record continues to support the ROE established for the period from February 2015 to May 2016.
Prior to FERC's Order on Remand, we had deferred recognition of certain revenues and recognized a refund liability which reflected the amount previously collected under the MISO tariff rate that we anticipated would be refunded to customers. Our previous estimated refund amount was larger than the actual amount ordered by FERC in the Order on Remand. Accordingly, the balance of the recorded refund liability was reduced to $0.5 million as of September 30, 2024, and resulted in a pre-tax benefit of $2.5 million recognized in our consolidated statements of income for the three and nine months ended September 30, 2024.
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
In July 2024, the EPA published its proposed rule for North Dakota’s state implementation plan, in which the EPA proposed to approve certain aspects of the state implementation plan and disapprove of other aspects of the plan. The EPA proposes to find that North Dakota failed to submit a long-term strategy that includes enforceable emissions limitations, compliance schedules, and other measures necessary to make reasonable progress on national visibility goals. Specific to Coyote Station, the EPA contends North Dakota relied on non-statutory visibility modeling to reject the installation of emission controls. The EPA also proposes to find the North Dakota plan does not adequately demonstrate that existing limits for nitrogen oxides (NOx) and sulfur dioxide (SO2) at Coyote Station are sufficient to ensure progress towards the national visibility goals. We continue to anticipate the EPA to issue their final rule in November 2024. If, in its final rule, the EPA finds the state implementation plan is incomplete or disapproves of it, in whole or in part, the EPA must promulgate a Federal Implementation Plan within two years from the issuance of its final decision. The Federal Implementation Plan may include emission controls required to satisfy the requirements of the RHR.
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

Self-Funding of Transmission Upgrades for Generator Interconnections. The FERC has granted transmission owners within MISO and other regional transmission organizations the unilateral authority to determine the funding mechanism for interconnection transmission upgrades that are necessary to accommodate new generation facilities connecting to the electrical grid. Under existing FERC orders, transmission owners can unilaterally determine whether the generator pays the transmission owner in advance for the transmission upgrade or, alternatively, the transmission owner can elect to fund the upgrade and recover over time from the generator the cost of and a return on the upgrade investment (a self-funding). FERC’s orders granting transmission owners this unilateral funding authority have been judicially contested on the basis that transmission owners may be motivated to discriminate among generators in making funding determinations. In the most recent judicial proceedings, the petitioners argued to the U.S. Court of Appeals for the District of Columbia that FERC did not comply with a previous judicial order to fully develop a record regarding the risk of discrimination and the financial risk absorbed by transmission owners for generator-funded upgrades. In December 2022, the Court of Appeals ruled in favor of the petitioners remanding the matter to FERC, instructing the agency to adequately explain the basis of its orders. The Court of Appeals decision did not vacate transmission owners’ unilateral funding authority.
In June 2024, FERC issued an Order to Show Cause proceeding against four Regional Transmission Organizations (RTOs), including MISO. Within its order, FERC indicates that the transmission tariffs of the RTOs appear to be unjust, unreasonable, and unduly discriminatory or preferential because they allow transmission owners to unilaterally elect transmission owner self-funding, which may increase costs, impose barriers to transmission interconnection and result in undue discrimination among interconnection customers.
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
In July 2024, a group of utilities, which did not include OTP, submitted a request to FERC for rehearing of the order on the basis of the legal and statutory authority of the order. In the alternative, the utilities also requested FERC rescind or withdraw the order. In August 2024, FERC denied the request for rehearing, and certain MISO transmission owners filed a petition for review of FERC’s show cause order in the U.S. Circuit Court of Appeals for the Eighth Circuit.
In September 2024, in separate filings, MISO and transmission owners within MISO, including OTP, filed responses to FERC’s show cause order. In their filing, the MISO transmission owners outlined the reasons why the self-funding option remains just and reasonable and not unduly discriminatory or preferential.
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
Class Action Lawsuit. On August 23, 2024, George Bavolak, individually and purportedly on behalf of a putative class consisting of all purchasers of PVC municipal water or electrical conduit pipe purchased through a distributor, filed a class action complaint against certain PVC pipe manufacturers, including Otter Tail Corporation, in the U.S. District Court for the Northern District of Illinois alleging violations of antitrust laws. Specifically, the complaint alleges, among other things, that beginning in at least January 2021 the defendants conspired and combined to fix, raise, maintain, and stabilize the price of PVC municipal water and electrical conduit pipe in violation of United States antitrust laws. The plaintiffs are seeking treble damages, injunctive relief, pre- and post-judgment interest, costs, and attorneys’ fees.
On September 3, 2024, September 11, 2024, and September 26, 2024, additional class action lawsuits, making similar claims and seeking similar relief, were filed in the U.S. District Court for the Northern District of Illinois by Blake Wrobbel, TC Construction and Bill Wagner & Son, Inc., respectively and individually, and purportedly on behalf of others similarly situated. Bill Wagner & Son seeks to recover on behalf of a putative class of direct purchasers of PVC pipe from the defendant manufacturers. These actions have been consolidated for pretrial purposes. Bill Wagner & Son filed an amended complaint and the indirect plaintiffs filed a single amended complaint on October 30, 2024.
In addition, on August 27, 2024, the Company received a grand jury subpoena issued by the U.S. District Court for the Northern District of California, from the U.S. Department of Justice (“DOJ”) Antitrust Division. The subpoena calls for production of documents regarding the manufacturing, selling, and pricing of PVC pipe. The Company is responding to the subpoena and intends to comply with its obligations under the subpoena.
At this time, we are unable to determine the likelihood of an outcome or estimate a range of reasonably possible losses, if any, arising from the class action complaints or the DOJ investigation. However, if an antitrust violation by the Company is found, it could have a material impact on the Company’s financial condition, operating results, and liquidity. The Company believes that there are factual and legal defenses to the allegations in the complaints and intends to defend itself accordingly.
Other Contingencies. We are party to litigation and regulatory matters arising in the normal course of business. We regularly analyze relevant information and, as necessary, estimate and record accrued liabilities for legal, regulatory enforcement and other matters in which a loss is probable of occurring and can be reasonably estimated. We believe the effect on our consolidated operating results, financial position and cash flows, if any, for the disposition of all matters pending as of September 30, 2024, other than those discussed above, will not be material.
11. Shareholders' Equity
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
On May 3, 2024, we filed a second registration statement with the SEC for the issuance of up to 1,500,000 common shares under an Automatic Dividend Reinvestment and Share Purchase Plan, which provides shareholders, retail customers of OTP and other interested investors methods of purchasing our common shares by reinvesting their dividends or making optional cash investments. Shares purchased under the plan may be newly issued common shares or common shares purchased on the open market. During the nine months ended September 30, 2024, we issued 71,926 shares under this plan. We repurchased a sufficient number of shares on the open market to satisfy all issuances under the plan; accordingly, no proceeds were received as a result of the issuance of these shares. As of September 30, 2024, there were 1,453,913 shares available for purchase or issuance under the plan. The registration statement expires in May 2027.
Dividend Restrictions
OTC is a holding company with no significant operations of its own. The primary source of funds for payments of dividends to OTC's shareholders is from dividends paid or distributions made by OTC's subsidiaries. As a result of certain statutory limitations or regulatory or financing agreements, the amount of distributions allowed to be made by OTC's subsidiaries or the amount of dividends paid by OTC could be restricted. Both the OTC Credit Agreement and the OTP Credit Agreement contain restrictions on the payment of cash dividends upon a default or event of default, including failure to maintain certain financial covenants. As of September 30, 2024, we were in compliance with these financial covenants.
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
The Minnesota Public Utilities Commission (MPUC) indirectly limits the amount of dividends OTP can pay to OTC by requiring an equity-to-total-capitalization ratio between 47.2% and 57.7% based on OTP’s current capital structure requirements. As of September 30, 2024, OTP’s equity-to-total-capitalization ratio, including short-term debt, was 51.7% and its net assets restricted from distribution totaled approximately $832 million. Under the MPUC order, total capitalization for OTP cannot exceed $2.2 billion.

12. Accumulated Other Comprehensive Income (Loss)
The following presents the changes in accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024					2023
(in thousands)	Pension and Other Postretirement Benefits		Net Unrealized Gains (Losses) on Available-for-Sale Securities		Total	Pension and Other Postretirement Benefits		Net Unrealized Gains (Losses) on Available-for-Sale Securities		Total

Balance, Beginning of Period	$1,271		$(508)		$763	$1,281		$(400)		$881
Other Comprehensive Income (Loss) Before Reclassifications, net of tax	—		1,233		1,233	(275)		(17)		(292)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(28)	(1)	11	(2)	(17)	585	(1)	—	(2)	585
Total Other Comprehensive Income (Loss)	(28)		1,244		1,216	310		(17)		293
Balance, End of Period	$1,243		$736		$1,979	$1,591		$(417)		$1,174

	Nine Months Ended September 30,
	2024					2023
(in thousands)	Pension and Other Postretirement Benefits		Net Unrealized Gains (Losses) on Available-for-Sale Securities		Total	Pension and Other Postretirement Benefits		Net Unrealized Gains (Losses) on Available-for-Sale Securities		Total

Balance, Beginning of Period	$1,375		$(227)		$1,148	$1,334		$(419)		$915
Other Comprehensive Income (Loss) Before Reclassifications, net of tax	—		989		989	(275)		1		(274)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(132)	(1)	(26)	(2)	(158)	532	(1)	1	(2)	533
Total Other Comprehensive Income (Loss)	(132)		963		831	257		2		259
Balance, End of Period	$1,243		$736		$1,979	$1,591		$(417)		$1,174

(1) Included in the computation of net periodic pension and other postretirement benefit costs. See Note 8.
(2) Included in other income (expense), net on the accompanying consolidated statements of income.
13. Share-Based Payments
Stock Compensation Expense
Stock-based compensation expense arising from our employee stock purchase plan and share-based compensation plans recognized within operating expenses in the consolidated statements of income amounted to $1.3 million and $0.5 million for the three months ended September 30, 2024 and 2023 and $8.1 million and $7.0 million for the nine months ended September 30, 2024 and 2023.
Restricted Stock Awards. Restricted stock awards are granted to executive officers and other key employees and members of the Company's Board of Directors. The awards vest, depending on award recipient, either ratably over a period of three or four years or cliff vest after four years. Vesting is accelerated in certain circumstances, including upon retirement.

The following is a summary of stock award activity for the nine months ended September 30, 2024:

	Shares	Weighted-Average Grant-Date Fair Value

Nonvested, January 1, 2024	148,913	$56.48
Granted	49,425	85.77
Vested	(57,771)	52.78
Forfeited	(150)	66.39
Nonvested, September 30, 2024	140,417	$68.30
The fair value of vested awards was $5.1 million and $3.1 million during the nine months ended September 30, 2024 and 2023.
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
The grant date fair value of stock performance awards granted during the nine months ended September 30, 2024 and 2023 was determined using a Monte Carlo fair value simulation model incorporating the following assumptions:

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
The following is a summary of stock performance award activity for the nine months ended September 30, 2024 (share amounts reflect awards at target):

	Shares	Weighted-Average Grant-Date Fair Value

Nonvested, January 1, 2024	194,200	$50.33
Granted	43,400	94.45
Vested	(92,800)	42.06
Forfeited	—	—
Nonvested, September 30, 2024	144,800	$68.85
The fair value of vested awards was $12.3 million and $5.3 million during the nine months ended September 30, 2024 and 2023, respectively.
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

The following includes the computation of the denominator for basic and diluted weighted-average shares outstanding for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023

Weighted-Average Common Shares Outstanding – Basic	41,800	41,680	41,770	41,663
Effect of Dilutive Securities:
Stock Performance Awards	188	277	199	266
Restricted Stock Awards	91	100	97	97
Employee Stock Purchase Plan	2	1	2	2
Dilutive Effect of Potential Common Shares	281	378	298	365
Weighted-Average Common Shares Outstanding – Diluted	42,081	42,058	42,068	42,028
The number of shares excluded from diluted weighted-average common shares outstanding because such shares were anti-dilutive was not material for the three and nine months ended September 30, 2024 and 2023.
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
As of September 30, 2024, OTP had multiple outstanding pay-fixed, receive-variable swap agreements with various settlement dates extending to December 31, 2025. The following presents the notional amounts and fair value of our derivative instruments as of September 30, 2024 and December 31, 2023:

(in thousands)	September 30, 2024	December 31, 2023

Megawatt hours of electricity	221	187

Derivative Liabilities:
Other Current Liabilities	$2,116	4,210
Other Noncurrent Liabilities	686	—
Total Derivative Liabilities	$2,802	4,210
During the nine months ended September 30, 2024 and 2023, contracts matured and were settled in an aggregate amount of a $2.7 million loss and a $16.0 million loss, respectively. There were no contracts which matured during the three months ended September 30, 2024 or 2023. Gains and losses recognized on the settlement of derivative instruments are returned to, or recovered from, our electric customers through fuel recovery mechanisms in each state. When recognized in the consolidated statements of income, these gains or losses are included in electric purchased power.

16. Fair Value Measurements
The following tables present our assets and liabilities measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023 classified by the input method used to measure fair value:

(in thousands)	Level 1	Level 2	Level 3

September 30, 2024

Assets:
Investments:
Money Market Funds	$1,118	$—	$—
Mutual Funds	11,271	—	—
Corporate Debt Securities	—	1,644	—
Government Debt Securities	—	61,392	—
Total Assets	12,389	63,036	—
Liabilities:
Derivative Instruments	—	2,802	—
Total Liabilities	$—	$2,802	$—

December 31, 2023

Assets:
Investments:
Money Market Funds	$3,125	$—	$—
Mutual Funds	7,771	—	—
Corporate Debt Securities	—	1,579	—
Government Debt Securities	—	7,724	—
Total Assets	10,896	9,303	—
Liabilities:
Derivative Instruments	—	4,210	—
Total Liabilities	$—	$4,210	$—
Level 1 fair value measurements are based on quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access at the measurement date.
The level 2 fair value measurements for government and corporate debt securities are determined based on valuations provided by third parties which utilize industry accepted valuation models and observable market inputs to determine valuation. Some valuations or model inputs used by the pricing service may be based on broker quotes.
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
The following reflects the carrying value and estimated fair value of these assets and liabilities as of September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Assets:
Cash and Cash Equivalents	$280,020	$280,020	$230,373	$230,373
Total	280,020	280,020	230,373	230,373
Liabilities:
Short-Term Debt	67,401	67,401	81,422	81,422
Long-Term Debt	943,663	861,117	824,059	710,839
Total	$1,011,064	$928,518	$905,481	$792,261

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
CONSOLIDATED RESULTS
The following table summarizes consolidated operating results for the three months ended September 30, 2024 and 2023:

(in thousands)	2024	2023	$ change	% change

Operating Revenues	$338,033	$358,056	$(20,023)	(5.6)%
Operating Expenses	230,492	236,940	(6,448)	(2.7)
Operating Income	107,541	121,116	(13,575)	(11.2)
Interest Expense	(11,173)	(9,175)	(1,998)	21.8
Nonservice Components of Postretirement Benefits	2,367	2,289	78	3.4
Other Income (Expense), net	5,421	2,471	2,950	119.4
Income Before Income Taxes	104,156	116,701	(12,545)	(10.7)
Income Tax Expense	18,677	24,727	(6,050)	(24.5)
Net Income	$85,479	$91,974	$(6,495)	(7.1)%
Operating Revenues decreased $20.0 million primarily due to decreased sales volumes in our Manufacturing segment. See our segment disclosures below for additional discussion of items impacting operating revenues.
Operating Expenses decreased $6.4 million primarily due to decreased sales volumes in our Manufacturing segment and lower fuel costs in our Electric segment. See our segment disclosures below for additional discussion of items impacting operating expenses.
Interest Expense increased $2.0 million primarily due to the issuance of an additional $120.0 million of long-term debt at OTP in March 2024, the proceeds of which were used to repay short-term borrowings, fund capital expenditures, and support operating activities.
Other Income (Expense) increased $3.0 million, having a positive impact on net income, primarily due to increased investment income earned on our short- and long-term investments. Increased investment income was primarily driven by increased available cash for investment from cash generation of our Plastics segment. Gains on our corporate-owned life insurance policies also contributed to the increase in other income.
Income Tax Expense decreased $6.1 million primarily due to decreased income before income taxes and an increase in PTCs at OTP due to increased wind and solar generation. Our effective tax rate was 17.9% for the three months ended September 30, 2024 and 21.2% for the same period last year.

ELECTRIC SEGMENT RESULTS
The following table summarizes Electric segment operating results for the three months ended September 30, 2024 and 2023:

(in thousands)	2024	2023	$ change	% change

Retail Revenues	$110,802	$110,499	$303	0.3%
Transmission Services Revenues	15,152	13,670	1,482	10.8
Wholesale Revenues	3,139	4,752	(1,613)	(33.9)
Other Electric Revenues	1,287	1,405	(118)	(8.4)
Total Operating Revenues	130,380	130,326	54	—
Production Fuel	14,991	19,603	(4,612)	(23.5)
Purchased Power	10,735	10,895	(160)	(1.5)
Operating and Maintenance Expenses	43,737	43,534	203	0.5
Depreciation and Amortization	20,741	18,958	1,783	9.4
Property Taxes	3,705	4,194	(489)	(11.7)
Operating Income	$36,471	$33,142	$3,329	10.0%

	2024	2023	change	% change

Electric kilowatt-hour (kwh) Sales (in thousands)
Retail kwh Sales	1,304,446	1,300,324	4,122	0.3%
Wholesale kwh Sales – Company Generation	71,702	119,515	(47,813)	(40.0)
Heating Degree Days	2	3	(1)	(33.3)
Cooling Degree Days	378	317	61	19.2

The operating results of our Electric segment are impacted by fluctuations in weather conditions and the resulting demand for electricity for heating and cooling. The following table shows heating and cooling degree days as a percent of normal for the three months ended September 30, 2024 and 2023.

	2024	2023

Heating Degree Days	4.7%	6.3%
Cooling Degree Days	111.5%	92.2%

The following table summarizes the estimated effect on diluted earnings per share of the difference in retail kwh sales under actual weather conditions and expected retail kwh sales under normal weather conditions for the three months ended September 30, 2024 and 2023, and between those periods.

	2024 vs Normal	2024 vs 2023	2023 vs Normal

Effect on Diluted Earnings Per Share	$0.01	$0.02	$(0.01)

Retail Revenues increased $0.3 million primarily due to the following:
•A $3.0 million increase in retail revenues, net of an estimated refund, from an interim rate increase in North Dakota effective January 1, 2024 in connection with our current rate case.
•A $1.1 million increase due to the impact of favorable weather.
The increases in retail revenues described above were partially offset by the following:
•A $2.9 million decrease in fuel recovery revenues due to lower generation from our coal-fired and natural gas facilities and lower market energy prices.
Retail revenues were also impacted by a net decrease in rider revenues primarily due to increased PTCs from our wind and solar generation, which are passed on to customers, partially offset by additional recovery of costs associated with our advanced meter infrastructure and wind repowering projects.
Transmission Services Revenues increased $1.5 million primarily due a reduction in our estimated refund liability in connection with the resolution of a contested matter with FERC related to the allowed ROE during certain prior periods, which resulted in an additional nonrecurring revenue in the current period. The impact of the reduced refund was partially offset by refunds paid to other transmission owners in the current period.
Wholesale Revenues decreased $1.6 million primarily due to a 40% decrease in wholesale sales volumes.
Production Fuel costs decreased $4.6 million primarily due to a decrease in generation from our coal-fired and natural gas facilities compared to the same period last year, as described above.
Depreciation and Amortization increased $1.8 million due to additional assets, including certain distribution assets, being placed in service.
MANUFACTURING SEGMENT RESULTS
The following table summarizes Manufacturing segment operating results for the three months ended September 30, 2024 and 2023:

(in thousands)	2024	2023	$ change	% change

Operating Revenues	$79,896	$100,678	$(20,782)	(20.6)%
Cost of Products Sold (excluding depreciation)	64,398	76,288	(11,890)	(15.6)
Selling, General, and Administrative Expenses	7,616	11,010	(3,394)	(30.8)
Depreciation and Amortization	5,199	4,551	648	14.2
Operating Income	$2,683	$8,829	$(6,146)	(69.6)%
Operating Revenues decreased $20.8 million primarily due to a 13% decrease in sales volumes, with declines experienced primarily in the recreational vehicle, agriculture, construction, and lawn and garden end markets. Sales volumes have softened due to lower end market demand and inventory management efforts by manufacturers and dealers. A 37% decline in scrap metal revenues, largely driven by lower production volumes and a 6% decrease in steel costs, which are passed through to customers, also contributed to the decrease in operating revenues.
Cost of Products Sold decreased $11.9 million primarily due to lower sales volumes, as described above.
Selling, General, and Administrative Expenses decreased $3.4 million primarily due to variable costs associated with decreased business activity and financial performance during the period.
PLASTICS SEGMENT RESULTS
The following table summarizes Plastics segment operating results for the three months ended September 30, 2024 and 2023:

(in thousands)	2024	2023	$ change	% change

Operating Revenues	$127,757	$127,052	$705	0.6%
Cost of Products Sold (excluding depreciation)	47,056	42,015	5,041	12.0
Selling, General, and Administrative Expenses	5,870	3,906	1,964	50.3
Depreciation and Amortization	1,086	1,012	74	7.3
Operating Income	$73,745	$80,119	$(6,374)	(8.0)%
Operating Revenues increased $0.7 million as a 13% increase in sales volumes, driven by continued customer sales volume growth and distributor and end market demand, was largely offset by continued declining sales prices. Sales prices have steadily declined throughout the year and decreased 11% compared to the same period last year.
Cost of Products Sold increased $5.0 million primarily due to increased sales volumes, as described above. The unique supply and demand conditions experienced in recent years, which caused significant volatility and increases in resin costs, have subsided and resin costs remained stable during the period.
Selling, General, and Administrative Expenses increased $2.0 million primarily due to costs associated with ongoing litigation regarding the pricing of PVC pipe, which is further described in Note 10 to the consolidated financial statements, as well as variable costs associated with financial performance during the period.

CORPORATE COSTS
The following table summarizes Corporate operating results for the three months ended September 30, 2024 and 2023:

(in thousands)	2024	2023	$ change	% change

General, and Administrative Expenses	$5,333	$947	$4,386	463.1%
Depreciation and Amortization	25	27	(2)	(7.4)
Operating Loss	$5,358	$974	$4,384	450.1%
General, and Administrative Expenses increased $4.4 million primarily due to increased insurance and employee benefit expenses, including increases in our workers' compensation and employee health insurance claim costs, after we had experienced a decline in employee medical costs in the prior year.

RESULTS OF OPERATIONS – YEAR TO DATE
CONSOLIDATED RESULTS
The following table summarizes consolidated operating results for the nine months ended September 30, 2024 and 2023:

(in thousands)	2024	2023	$ change	% change

Operating Revenues	$1,027,437	$1,034,853	$(7,416)	(0.7)%
Operating Expenses	714,011	727,014	(13,003)	(1.8)
Operating Income	313,426	307,839	5,587	1.8
Interest Expense	(31,225)	(28,285)	(2,940)	10.4
Nonservice Components of Postretirement Benefits	7,197	7,122	75	1.1
Other Income (Expense), net	14,491	7,841	6,650	84.8
Income Before Income Taxes	303,889	294,517	9,372	3.2
Income Tax Expense	57,077	58,093	(1,016)	(1.7)
Net Income	$246,812	$236,424	$10,388	4.4%
Operating Revenues decreased $7.4 million primarily due to decreased sales prices within our Plastics segment, decreased sales volumes in our Manufacturing segment, and decreased fuel recovery revenues and unfavorable weather in our Electric segment. Within our Plastics segment, the impact of decreased sales prices was more than offset by increased sales volumes. See our segment disclosures below for additional discussion of items impacting operating revenues.
Operating Expenses decreased $13.0 million primarily due to lower sales volumes within our Manufacturing segment and lower purchased power costs in our Electric segment, partially offset by the impact of increased sales volumes within our Plastics segment. See our segment disclosures below for additional discussion of items impacting operating expenses.
Interest Expense increased $2.9 million due to the issuance of an additional $120.0 million of long-term debt at OTP in March 2024, the proceeds of which were used to repay short-term borrowings, fund capital expenditures, and support operating activities.
Other Income increased $6.7 million, having a positive impact on net income, primarily due to increased investment income earned on our short-term cash equivalent investments and long-term marketable securities. Increased investment income was primarily driven by increased available cash for investment resulting from cash generation in our Plastics segment. Allowance for funds used during construction in our Electric segment also increased related to an increase in capital expenditures compared to the same period last year.
Income Tax Expense decreased $1.0 million compared to the same period last year. Our effective tax rate was 18.8% for the nine months ended September 30, 2024, and 19.7% for the same period last year. The decrease in our effective tax rate was primarily driven by an increase in PTCs from our wind and solar generation assets.

ELECTRIC SEGMENT RESULTS
The following table summarizes Electric segment operating results for the nine months ended September 30, 2024 and 2023:

(in thousands)	2024	2023	$ change	% change

Retail Revenues	$331,673	$340,667	$(8,994)	(2.6)%
Transmission Services Revenues	39,805	40,606	(801)	(2.0)
Wholesale Revenues	8,273	9,260	(987)	(10.7)
Other Electric Revenues	4,945	5,464	(519)	(9.5)
Total Operating Revenues	384,696	395,997	(11,301)	(2.9)
Production Fuel	45,009	45,928	(919)	(2.0)
Purchased Power	42,507	57,932	(15,425)	(26.6)
Operating and Maintenance Expenses	136,367	134,604	1,763	1.3
Depreciation and Amortization	61,014	55,955	5,059	9.0
Property Taxes	11,691	13,151	(1,460)	(11.1)
Operating Income	$88,108	$88,427	$(319)	(0.4)%

	2024	2023	change	% change

Electric kilowatt-hour (kwh) Sales (in thousands)
Retail kwh Sales	4,200,801	4,281,400	(80,599)	(1.9)%
Wholesale kwh Sales – Company Generation	210,772	268,401	(57,629)	(21.5)
Heating Degree Days	3,286	4,374	(1,088)	(24.9)
Cooling Degree Days	439	571	(132)	(23.1)

The operating results of our Electric segment are impacted by fluctuations in weather conditions and the resulting demand for electricity for heating and cooling. The following table shows heating and cooling degree days as a percent of normal for the nine months ended September 30, 2024 and 2023.

	2024	2023

Heating Degree Days	81.4%	108.6%
Cooling Degree Days	94.6%	123.6%

The following table summarizes the estimated effect on diluted earnings per share of the difference in retail kwh sales under actual weather conditions and expected retail kwh sales under normal weather conditions for the nine months ended September 30, 2024 and 2023, and between those periods.

	2024 vs Normal	2024 vs 2023	2023 vs Normal

Effect on Diluted Earnings Per Share	$(0.09)	$(0.15)	$0.06

Retail Revenues decreased $9.0 million primarily due to the following:
•A $14.8 million decrease in fuel recovery revenues primarily due to a 17% decrease in the cost of purchased power, as well as a 12% decrease in the volume of purchased power driven by unfavorable weather.
•An $8.6 million decrease due to the impact of unfavorable weather.
The decreases in retail revenues described above were partially offset by the following:
•An $8.2 million increase in retail revenues, net of an estimated refund, from an interim rate increase in North Dakota, effective January 1, 2024, in connection with our current rate case.
•A $2.7 million increase in retail revenues due to increased sales volumes from commercial and industrial customers.
Retail revenues were also impacted by a net increase in rider revenues primarily due to the additional recovery of costs associated with our advanced meter infrastructure and wind repowering projects, partially offset by increased PTCs from our wind and solar generation, which are passed on to customers.

Transmission Services Revenues decreased $0.8 million primarily due to refunds paid to other transmission owners in the current period as well as certain project cost and operating and maintenance expense updates in the prior period which resulted in additional nonrecurring revenues during the period. The decreases were partially offset by a reduction in our estimated refund liability in connection with the resolution of a contested matter with FERC related to the allowed ROE during certain prior periods, which resulted in an additional nonrecurring revenue in the current period.
Production Fuel costs decreased $0.9 million primarily due to a decrease in generation from our coal-fired and natural gas facilities compared to the same period last year, primarily due to a decrease in overall demand due to unfavorable weather.
Purchased Power costs to serve retail customers decreased $15.4 million due to a 17% decrease in the price of purchased power per kwh, primarily due to decreased market energy costs, as well as a 12% decrease in the volume of purchased power due to decreased demand resulting from unfavorable weather.
Depreciation and Amortization increased $5.1 million due to additional assets, including certain distribution assets, being placed in service.
Property Taxes decreased $1.5 million due to lower taxes associated with certain of our wind farm facilities in North Dakota due to a revision of the tax methodology applied to the property and lower than anticipated tax rates in Minnesota.
MANUFACTURING SEGMENT RESULTS
The following table summarizes Manufacturing segment operating results for the nine months ended September 30, 2024 and 2023:

(in thousands)	2024	2023	$ change	% change

Operating Revenues	$275,961	$309,936	$(33,975)	(11.0)%
Cost of Products Sold (excluding depreciation)	213,105	237,670	(24,565)	(10.3)
Selling, General, and Administrative Expenses	27,958	32,058	(4,100)	(12.8)
Depreciation and Amortization	15,199	13,551	1,648	12.2
Operating Income	$19,699	$26,657	$(6,958)	(26.1)%
Operating Revenues decreased $34.0 million primarily due to a 12% decrease in sales volumes, with declines experienced primarily in the lawn and garden, agriculture, construction, and horticulture end markets. Sales volumes have softened due to lower end market demand and inventory management efforts by manufacturers, dealers, and distributors. Scrap metal revenues decreased 1%, driven by lower production volumes and lower scrap metal prices, which also contributed to the decrease in operating revenues.
Cost of Products Sold decreased $24.6 million primarily due to decreased sales volumes, as described above.
Selling, General, and Administrative Expenses decreased $4.1 million due to variable costs associated with decreased business activity and financial performance during the period.
Depreciation and Amortization increased $1.6 million due to an increase in our capital investment in manufacturing equipment and our facilities.
PLASTICS SEGMENT RESULTS
The following table summarizes Plastics segment operating results for the nine months ended September 30, 2024 and 2023:

(in thousands)	2024	2023	$ change	% change

Operating Revenues	$366,780	$328,920	$37,860	11.5%
Cost of Products Sold (excluding depreciation)	129,867	113,660	16,207	14.3
Selling, General, and Administrative Expenses	14,484	11,372	3,112	27.4
Depreciation and Amortization	3,293	3,052	241	7.9
Operating Income	$219,136	$200,836	$18,300	9.1%
Operating Revenues increased $37.9 million primarily due to a 28% increase in sales volumes driven by continued customer sales volume growth and distributor and end market demand. Additionally, in the first nine months of 2023, distributors were closely managing their inventory levels and making strategic purchasing decisions amid the then uncertain market conditions which resulted in decreased sales volumes. Sales prices have steadily declined throughout the year and decreased 13% compared to the same period last year, partially offsetting the impact of increased sales volumes.
Cost of Products Sold increased $16.2 million due to increased sales volumes, as described above, partially offset by a 16% decrease in the cost of PVC resin and other input materials.

Selling, General, and Administrative Expenses increased $3.1 million due to costs associated with ongoing litigation regarding the pricing of PVC pipe, as well as variable costs associated with increased sales volumes and financial performance during the period.
CORPORATE COSTS
The following table summarizes Corporate operating results for the nine months ended September 30, 2024 and 2023:

(in thousands)	2024	2023	$ change	% change

General, and Administrative Expenses	$13,444	$8,003	$5,441	68.0%
Depreciation and Amortization	73	78	(5)	(6.4)
Operating Loss	$13,517	$8,081	$5,436	67.3%
General, and Administrative Expenses increased $5.4 million primarily due to increased insurance and employee benefit expenses, including increases in our workers' compensation and employee health insurance claim costs, as well as increased share-based compensation expenses and external service provider costs.

REGULATORY MATTERS
The following provides a summary of general rate, rate rider, and other regulatory filings that have or are expected to have a material impact on our operating results, financial position or cash flows.
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
On July 3, 2024, OTP filed an update to the original request increasing the amount of the net annual revenue requirement increase from $17.4 million to $22.5 million, or a net increase of 10.9% in annual revenue, to account for certain items identified throughout the regulatory process to date. An evidentiary hearing before the NDPSC is scheduled to take place in December 2024, with a final decision anticipated in early 2025.

RATE RIDERS
The following table includes a summary of pending and recently concluded rate rider proceedings with a significant revenue impact:

Recovery			Filing	Amount	Effective
Mechanism	Jurisdiction	Status	Date	(in millions)	Date	Notes

RRR - 2023	MN	Approved	11/01/22	$17.5	07/01/23	Recovery of Hoot Lake Solar costs, Ashtabula III costs, and true up for PTCs from Merricourt.
ECO - 2023	MN	Approved	04/03/23	9.7	10/01/23	Recovery of energy conservation improvement costs as well as a demand side management financial incentive.
ECO - 2024	MN	Requested	04/01/24	8.8	10/01/24	Recovery of energy conservation improvement costs as well as a demand side management financial incentive.
RRR - 2024	MN	Approved	12/04/23	8.0	09/01/24	Recovery of Hoot Lake Solar costs, Ashtabula III costs, wind upgrade project costs at our four owned wind facilities, and true up of PTCs for Merricourt.
EUIC - 2025	MN	Requested	05/03/24	4.1	01/01/25	Recovery of advanced metering infrastructure, outage management system, geographic information system, and demand response projects.
RRR - 2023	ND	Approved	12/30/22	12.2	05/01/23	Recovery of Merricourt, Ashtabula III and other costs.
RRR - 2022	ND	Approved	01/05/22	7.8	04/01/22	Recovery of Merricourt costs, Ashtabula III costs, and deferred taxes and PTCs.
TCR - 2023	ND	Approved	09/15/22	7.5	01/01/23	Recovery of transmission project costs.
TCR - 2024	ND	Approved	11/02/23	4.5	01/01/24	Recovery of transmission project costs.
MDT - 2023	ND	Approved	07/08/22	3.1	01/01/23	Recovery of advanced metering infrastructure, outage management system and demand response projects.
TCR - 2025	ND	Requested	09/16/24	3.1	01/01/25	Recovery of transmission project costs.
PIR - 2024	SD	Approved	06/03/24	3.2	09/01/24	Recovery of Ashtabula III, Merricourt, Astoria Station, wind upgrade projects, Advanced Grid Infrastructure project costs, and impact of load growth credits.
PIR - 2022	SD	Approved	06/01/22	3.0	09/01/22	Recovery of Ashtabula III, Merricourt, Astoria Station, Advanced Grid Infrastructure project costs, and impact of load growth credits.
TCR - 2023	SD	Approved	11/01/22	3.0	03/01/23	Recovery of transmission project costs.

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
•Directed OTP to designate the Minnesota share of the jointly owned Coyote Station coal-fired plant as an Available Maximum Emergency (AME) resource beginning in 2026 and ending no later than December 2031. If the designation as an AME resource is found to not be feasible, then Minnesota customers shall not continue to pay for or depend on capacity or energy from Coyote Station past 2028; and
•Directed OTP to commence activities to no longer serve Minnesota customers with capacity or energy from Coyote Station as soon as feasible and no later than December 31, 2031.
Under the MPUC’s order, OTP will file its next IRP in May 2026. In this filing, the company will include, among other options, an analysis considering the continued operation of Big Stone Plant with AME.
North Dakota
In February 2023, we filed a request for an Advanced Determination of Prudence (ADP) with the NDPSC for the on-site liquified natural gas storage at Astoria Station. Our latest supplemental IRP in North Dakota, which was filed in March 2023, included the on-

site storage request as well as other investments to meet our customers’ anticipated capacity and energy needs while maintaining system reliability and low electric service rates. At an informal hearing in July 2024, the NDPSC denied the on-site fuel storage ADP. It remains unclear what action the NDPSC will take on our IRP.
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
We continue to review and evaluate the final regulations and their impact on our power plants and the potential impact to our operating results, financial condition and liquidity. Coyote Station and Big Stone Plant, our two co-owned coal-fired power plants, are within the scope of the regulations, but we do not believe our combustion turbines would be within the scope of the final regulation.
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
We continue to review and evaluate these final regulations, and their impact on our operations, which could have a material impact on our operating results, financial condition and liquidity.

LIQUIDITY
LIQUIDITY OVERVIEW
We believe our financial condition is strong and our cash and cash equivalents, other liquid assets, operating cash flows, existing lines of credit, access to capital markets and borrowing ability, because of investment-grade credit ratings, when taken together, provide us ample liquidity to conduct our business operations, fund our short-term and long-term capital expenditure plans and satisfy our obligations as they become due. Our liquidity, including our operating cash flows and access to capital markets, could be impacted by macroeconomic factors outside of our control, including higher interest rates and debt capital costs and diminished credit availability. In addition, our liquidity could be impacted by non-compliance with certain financial covenants under our various debt instruments. As of September 30, 2024, we were in compliance with all financial covenants (see the Financial Covenants section under Capital Resources below).
The following table presents the status of our lines of credit as of September 30, 2024 and December 31, 2023:

		2024			2023
(in thousands)	Borrowing Limit	Amount Outstanding	Letters of Credit	Amount Available	Amount Available

OTC Credit Agreement	$170,000	$—	$—	$170,000	$170,000
OTP Credit Agreement	170,000	67,401	8,772	93,827	79,446
Total	$340,000	$67,401	$8,772	$263,827	$249,446
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
As of September 30, 2024, we had $263.8 million of available liquidity under our credit facilities and $280.0 million of available cash and cash equivalents, resulting in total available liquidity of $543.8 million, compared to total available liquidity of $468.1million as of September 30, 2023.

CASH FLOWS
The following is a discussion of our cash flows for the nine months ended September 30, 2024 and 2023:

(in thousands)	2024	2023

Net Cash Provided by Operating Activities	$322,775	$318,495

Net Cash Provided by Operating Activities increased $4.3 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily due to an increase in net income driven by increased earnings from our Plastics segment, partially offset by increased working capital at our Manufacturing segment.

(in thousands)	2024	2023

Net Cash Used in Investing Activities	$312,166	$232,018

Net Cash Used in Investing Activities increased $80.1 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase in cash used in investing activities was primarily due to a $50.1 million investment in U.S. treasuries made to secure a fixed rate of return until their maturity in September 2026, and an increase in capital expenditures in 2024. Capital expenditures during the nine months ended September 30, 2024 included additional investments in our wind repowering and advanced meter infrastructure projects, as well as continued investments in our manufacturing facility expansion projects in Arizona and Georgia.

(in thousands)	2024	2023

Net Cash Provided by (Used In) Financing Activities	$39,038	$(16,259)

Net Cash Provided by (Used In) Financing Activities increased $55.3 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. Financing activities for the nine months ended September 30, 2024 included the issuance of $120.0 million of long-term debt at OTP, the proceeds of which were used to repay short-term borrowings under the OTP credit agreement, fund Electric segment construction expenditures, and support operating activities. We manage the capital structure of OTP independent from our consolidated financial position to ensure compliance with the capital structure approved through regulation; therefore, our decision to issue long-term debt at OTP is not impacted by our consolidated cash and cash equivalent position.
Financing activities for the nine months ended September 30, 2024 also included net short-term borrowings of $14.0 million and dividend payments of $58.7 million. Financing activities for the nine months ended September 30, 2023 included net short-term borrowings of $43.3 million and dividend payments of $54.8 million.

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
Our contractual obligations as of December 31, 2023 are included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2023. There were no material changes in our contractual obligations outside of the ordinary course of business during the nine months ended September 30, 2024, except for the obligation described below.
On October 30, 2024, OTP entered into an agreement to acquire the assets of a solar facility currently under development. Per the agreement, the purchase price is equal to $23.6 million, plus the reimbursement of certain interconnection costs and costs to purchase and store the main power transformer. Closing of the transaction is expected to occur in the second half of 2025.

COMMON STOCK DIVIDENDS
We paid dividends to our shareholders totaling $58.7 million, or $1.4025 per share, in the first nine months of 2024. The determination of the amount of future cash dividends to be paid will depend on, among other things, our financial condition, our actual or expected level of earnings and cash flows from operations, the level of our capital expenditures and our future business prospects. As a result of certain statutory limitations or regulatory or financing agreements, the amount of dividends we are allowed to pay could be restricted. See Note 11 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information. The decision to declare dividends is reviewed quarterly by our Board of Directors.

CAPITAL RESOURCES
Financial flexibility is provided by operating cash flows, unused lines of credit and access to capital markets, and is aided by strong financial coverages and investment grade credit ratings. Debt financing will be required in the next five years to refinance maturing debt and to finance our capital investments. Our financing plans are subject to change and are impacted by our planned level of capital investments, and decisions to reduce borrowings under our lines of credit, to refund or retire early any of our outstanding debt, to complete acquisitions, or to use capital for other corporate purposes.
REGISTRATION STATEMENTS
On May 3, 2024, we filed two registration statements with the SEC, replacing two previously filed registration statements upon their expiration. The first statement, a shelf registration, allows us to offer for sale, from time to time, either separately or together in any combination, equity, debt or other securities described in the registration statement. No new debt or equity has been issued pursuant to the registration statement. The second registration statement allows for the issuance of up to 1,500,000 common shares under our Automatic Dividend Reinvestment and Share Purchase Plan, which provides our common shareholders, retail customers of OTP and other interested investors a method of purchasing our common shares by reinvesting their dividends and/or making optional cash investments. Shares purchased under the plan may be newly issued common shares or common shares purchased on the open market. As of September 30, 2024, there were 1,453,913 shares available for purchase or issuance under the plan. Both registration statements expire in May 2027.
SHORT-TERM DEBT
OTC and OTP are each party to a credit agreement (the OTC Credit Agreement and the OTP Credit Agreement, respectively) which each provides for unsecured revolving lines of credit. The following is a summary of key provisions and borrowing information as of, and for the nine months ended, September 30, 2024:

(in thousands, except interest rates)	OTC Credit Agreement	OTP Credit Agreement

Borrowing Limit	$170,000	$170,000
Borrowing Limit if Accordion Exercised[1]	290,000	250,000
Amount Restricted Due to Outstanding Letters of Credit as of September 30, 2024	—	8,772
Amount Outstanding as of September 30, 2024	—	67,401
Average Amount Outstanding During the Nine Months Ended September 30, 2024	—	40,122
Maximum Amount Outstanding During the Nine Months Ended September 30, 2024	—	102,024
Interest Rate as of September 30, 2024	6.35%	6.29%
Maturity Date	October 29, 2027	October 29, 2027

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
As of September 30, 2024, we had $947.0 million of principal outstanding under long-term debt arrangements. These instruments generally provide for unsecured borrowings at fixed rates of interest with maturities ranging from 2026 to 2054. Note 7 to our consolidated financial statements included in this Quarterly Report on Form 10-Q includes additional information regarding these short-term and long-term debt instruments.
Financial Covenants
Certain of our short- and long-term debt agreements require OTC and OTP to maintain certain financial covenants. As of September 30, 2024, we were in compliance with these financial covenants as further described below:
OTC, under its financial covenants, may not permit its ratio of interest-bearing debt to total capitalization to exceed 0.60 to 1.00, may not permit its interest and dividend coverage ratio to be less than 1.50 to 1.00, and may not permit its priority indebtedness to exceed 10 percent of its total capitalization. As of September 30, 2024, OTC's interest-bearing debt to total capitalization was 0.38 to 1.00, OTC's interest and dividend coverage ratio was 10.4 to 1.00, and OTC had no priority indebtedness outstanding.
OTP, under its financial covenants, may not permit its ratio of interest-bearing debt to total capitalization to exceed 0.60 to 1.00, may not permit its interest and dividend coverage ratio to be less than 1.50 to 1.00, and may not permit its priority indebtedness to exceed 20 percent of its total capitalization. As of September 30, 2024, OTP's interest-bearing debt to total capitalization was 0.48 to 1.00, OTP's interest and dividend coverage ratio was 3.27 to 1.00, and OTP had no priority indebtedness outstanding.

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
Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) as of September 30, 2024, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2024.
Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
On August 23, 2024, a class action complaint was filed against certain PVC pipe manufacturers, including Otter Tail Corporation, alleging, among other things, that the defendants conspired to fix, raise, maintain, and stabilize the price of PVC municipal water and electrical conduit pipe in violation of United States antitrust laws. Subsequently, additional class action lawsuits making similar claims were filed, and on October 30, 2024, the plaintiffs filed consolidated complaints against the named PVC pipe manufacturers, including Otter Tail Corporation. This matter is further described in Note 10, Commitments and Contingencies, to the consolidated financial statements.

ITEM 1A.	RISK FACTORS
There have been no material changes from the risk factors disclosed in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2023, except for the risk factors below.
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
Claims, litigation, government investigations, and other proceedings may adversely affect our business, operating results and liquidity.
We are periodically subject to actual and threatened claims, litigation, investigations, and other proceedings, including proceedings by governments and regulatory authorities, involving utilities regulation, competition and antitrust, product quality matters, and liability claims.
Any of these proceedings, including the currently ongoing proceedings related to our Plastics segment businesses, could have an adverse effect on our financial condition, operating results and liquidity. It is possible that a resolution of one or more proceedings, including as a result of a settlement, could involve damages, sanctions, consent decrees, or orders requiring us to make substantial future payments, prevent us from offering certain products or services, require us to change our business practices in a manner materially adverse to our business, otherwise disrupt our business, divert management resources, damage our reputation, or otherwise have a material effect on our operations. The outcomes of these matters are inherently unpredictable and subject to significant uncertainties.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Otter Tail Corporation common shares were made on the open market during the three months ended September 30, 2024, as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)

July 2024(1)	14,819	$86.68	$—	$—
August 2024	—	—	—	—
September 2024	—	—	—	—
Total	14,819	$86.68	$—	$—

(1) These purchases were made to satisfy obligations under our Employee Stock Purchase Plan as we elected to acquire shares in the open market to fulfill share issuances to plan participants.
(2) We do not have any publicly announced share repurchase plans or programs.

ITEM 5.	OTHER INFORMATION
None.

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

Dated: November 7, 2024