Form 10-Q
period 2025-03-31
Otter Tail Corp
filed 2025-05-07
CIK 1466593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2025 or
☐    Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
41,904,370 Common Shares ($5 par value) as of April 30, 2025.

DEFINITIONS
The following abbreviations or acronyms are used in the text.

ARO	Asset Retirement Obligation	OTC	Otter Tail Corporation
ARP	Alternative Revenue Program	OTP	Otter Tail Power Company
ASC	Accounting Standards Codification	PIR	Phase-In Rider
DOJ	Department of Justice	PSLRA	Private Securities Litigation Reform Act of 1995
ESSRP	Executive Survivor and Supplemental Retirement Plan	PTC	Production Tax Credits
EUIC	Electric Utility Infrastructure Costs Rider	PVC	Polyvinyl chloride
FASB	Financial Accounting Standards Board	ROE	Return on equity
FERC	Federal Energy Regulatory Commission	RRR	Renewable Resource Rider
kwh	kilowatt-hour	RTO	Regional Transmission Organizations
Merricourt	Merricourt Wind Energy Center	SEC	Securities and Exchange Commission
MISO	Midcontinent Independent System Operator, Inc.	SOFR	Secured Overnight Financing Rate
MPUC	Minnesota Public Utilities Commission	TCR	Transmission Cost Recovery Rider

FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the PSLRA). When used in this Form 10-Q and in future filings by Otter Tail Corporation (the Company) with the Securities and Exchange Commission (SEC), in the Company’s press releases and in oral statements, words such as “anticipate,” “believe,” “can," "could,” “estimate,” “expect,” "future," "goal," “intend,” "likely," “may,” “outlook,” “plan,” “possible,” “potential,” "predict," "probable," "projected," “should,” "target," “will,” “would” or similar expressions are intended to identify forward-looking statements within the meaning of the PSLRA. Such statements are based on current expectations and assumptions and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. The Company’s risks and uncertainties include, among other things, uncertainty of future investments and capital expenditures; rate base levels and rate base growth; long-term investment risk; seasonal weather patterns and extreme weather events; counterparty credit risk; future business volumes with key customers; reductions in our credit ratings; our ability to access capital markets on favorable terms; assumptions and costs relating to funding our employee benefit plans; our subsidiaries’ ability to make dividend payments; cyber security threats or data breaches; the impact of government legislation and regulation including foreign trade and environmental policies; health and safety laws and regulations; the impact of climate change including compliance with legislative and regulatory changes to address climate change; operational and economic risks associated with our electric generating and manufacturing facilities; risks associated with energy markets; the availability and pricing of resource materials; inflation cost pressures; attracting and maintaining a qualified and stable workforce; expectations regarding regulatory proceedings; including state utility commission approval of resource plans; assigned service areas; the siting and construction of major facilities; capital structure; and allowed customer rates; actual and threatened claims or litigation; and changing macroeconomic and industry conditions that impact demand for our products, pricing and margins. These and other risks and uncertainties are more fully described in our filings with the SEC, including our most recently filed Annual Report on Form 10-K and Item 1A. Risk Factors. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information.
PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

OTTER TAIL CORPORATION
CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share data)	March 31, 2025	December 31, 2024

Assets
Current Assets
Cash and Cash Equivalents	$284,814	$294,651
Receivables, net of allowance for credit losses	184,051	145,964
Inventories	147,695	148,885
Regulatory Assets	11,539	9,962
Other Current Assets	23,175	30,579
Total Current Assets	651,274	630,041
Noncurrent Assets
Investments	125,113	121,177
Property, Plant and Equipment, net of accumulated depreciation	2,709,311	2,692,460
Regulatory Assets	99,424	98,673
Intangible Assets, net of accumulated amortization	5,467	5,743
Goodwill	37,572	37,572
Other Noncurrent Assets	68,633	66,416
Total Noncurrent Assets	3,045,520	3,022,041
Total Assets	$3,696,794	$3,652,082

Liabilities and Shareholders' Equity
Current Liabilities
Short-Term Debt	$58,853	$69,615
Accounts Payable	80,763	113,574
Accrued Salaries and Wages	23,502	34,398
Accrued Taxes	19,804	17,314
Regulatory Liabilities	27,028	29,307
Other Current Liabilities	38,470	45,582
Total Current Liabilities	248,420	309,790
Noncurrent Liabilities
Pension Benefit Liability	32,406	32,614
Other Postretirement Benefits Liability	26,957	27,385
Regulatory Liabilities	290,678	288,928
Deferred Income Taxes	271,605	267,745
Deferred Tax Credits	14,798	14,990
Other Noncurrent Liabilities	101,056	98,397
Total Noncurrent Liabilities	737,500	730,059
Commitments and Contingencies (Note 9)
Capitalization
Long-Term Debt	993,513	943,734
Shareholders' Equity
Common Shares: 50,000,000 shares authorized, $5 par value; 41,873,995 and 41,827,967 outstanding at March 31, 2025 and December 31, 2024	209,370	209,140
Additional Paid-In Capital	431,423	429,089
Retained Earnings	1,075,834	1,029,738
Accumulated Other Comprehensive Income	734	532
Total Shareholders' Equity	1,717,361	1,668,499
Total Capitalization	2,710,874	2,612,233
Total Liabilities and Shareholders' Equity	$3,696,794	$3,652,082
See accompanying condensed notes to consolidated financial statements.

OTTER TAIL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended March 31,
(in thousands, except per-share amounts)	2025	2024

Operating Revenues
Electric	$149,720	$141,488
Product Sales	187,633	205,580
Total Operating Revenues	337,353	347,068
Operating Expenses
Electric Production Fuel	14,321	17,694
Electric Purchased Power	30,870	22,521
Electric Operating and Maintenance Expenses	48,881	47,977
Cost of Products Sold (excluding depreciation)	104,387	114,723
Nonelectric Selling, General, and Administrative Expenses	21,292	18,914
Depreciation and Amortization	29,375	25,897
Electric Property Taxes	4,228	4,367
Total Operating Expenses	253,354	252,093
Operating Income	83,999	94,975
Other Income and (Expense)
Interest Expense	(11,553)	(9,850)
Nonservice Components of Postretirement Benefits	1,282	2,442
Other Income (Expense), net	4,456	4,579
Income Before Income Taxes	78,184	92,146
Income Tax Expense	10,085	17,808
Net Income	$68,099	$74,338

Weighted-Average Common Shares Outstanding:
Basic	41,826	41,724
Diluted	42,062	42,033
Earnings Per Share:
Basic	$1.63	$1.78
Diluted	$1.62	$1.77
See accompanying condensed notes to consolidated financial statements.

OTTER TAIL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended March 31,
(in thousands)	2025	2024

Net Income	$68,099	$74,338
Other Comprehensive Income (Loss):
Unrealized Gain (Loss) on Available-for-Sale Securities, net of tax (expense) benefit of ($67) and $3	213	(13)
Pension and Other Postretirement Benefits, net of tax benefit of $5 and $26	(11)	(74)
Total Other Comprehensive Income (Loss)	202	(87)
Total Comprehensive Income	$68,301	$74,251
See accompanying condensed notes to consolidated financial statements.

OTTER TAIL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)

(in thousands, except common shares outstanding)	Common Shares Outstanding	Par Value, Common Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity

Balance, December 31, 2024	41,827,967	$209,140	$429,089	$1,029,738	$532	$1,668,499
Stock Issued Under Share-Based Compensation Plans, net of shares withheld for employee taxes	46,028	230	(3,364)	—	—	(3,134)
Stock Purchase Plans Expenses	—	—	(60)	—	—	(60)
Stock Compensation Expense	—	—	5,758	—	—	5,758
Net Income	—	—	—	68,099	—	68,099
Other Comprehensive Income	—	—	—	—	202	202
Common Dividends ($0.5250 per share)	—	—	—	(22,003)	—	(22,003)
Balance, March 31, 2025	41,873,995	$209,370	$431,423	$1,075,834	$734	$1,717,361

Balance, December 31, 2023	41,710,521	$208,553	$426,963	$806,342	$1,148	$1,443,006
Stock Issued Under Share-Based Compensation Plans, net of shares withheld for employee taxes	73,229	365	(6,119)	—	—	(5,754)
Stock Compensation Expense	—	—	5,514	—	—	5,514
Net Income	—	—	—	74,338	—	74,338
Other Comprehensive Loss	—	—	—	—	(87)	(87)
Common Dividends ($0.4675 per share)	—	—	—	(19,553)	—	(19,553)
Balance, March 31, 2024	41,783,750	$208,918	$426,358	$861,127	$1,061	$1,497,464
See accompanying condensed notes to consolidated financial statements.

OTTER TAIL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended March 31,
(in thousands)	2025	2024

Operating Activities
Net Income	$68,099	$74,338
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	29,375	25,897
Deferred Tax Credits	(192)	(187)
Deferred Income Taxes	1,797	7,859
Investment Losses (Gains)	37	(2,385)
Stock Compensation Expense	5,758	5,514
Other, Net	(969)	(874)
Changes in Operating Assets and Liabilities:
Receivables	(38,087)	(38,531)
Inventories	1,526	1,920
Regulatory Assets	(3,091)	7,338
Other Assets	5,732	537
Accounts Payable	(16,360)	8,195
Accrued and Other Liabilities	(13,888)	(24,372)
Regulatory Liabilities	1,652	9,365
Pension and Other Postretirement Benefits	(1,920)	(2,701)
Net Cash Provided by Operating Activities	39,469	71,913
Investing Activities
Capital Expenditures	(58,012)	(74,044)
Proceeds from Disposal of Noncurrent Assets	1,276	2,499
Purchases of Investments and Other Assets	(4,175)	(4,331)
Net Cash Used in Investing Activities	(60,911)	(75,876)
Financing Activities
Net Repayments of Short-Term Debt	(10,762)	(81,422)
Proceeds from Issuance of Long-Term Debt	50,000	120,000
Dividends Paid	(22,003)	(19,553)
Payments for Shares Withheld for Employee Tax Obligations	(3,134)	(5,754)
Other, net	(2,496)	(1,523)
Net Cash Provided by Financing Activities	11,605	11,748
Net Change in Cash and Cash Equivalents	(9,837)	7,785
Cash and Cash Equivalents at Beginning of Period	294,651	230,373
Cash and Cash Equivalents at End of Period	$284,814	$238,158

Supplemental Disclosure of Noncash Investing Activities
Accrued Property, Plant and Equipment Additions	$14,292	$7,667
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
Basis of Presentation
The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the SEC for interim reporting. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles. In the opinion of management, we have included all adjustments, including normal recurring accruals, necessary for a fair presentation of the consolidated financial statements for the periods presented. The consolidated financial statements and condensed notes thereto should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Because of the seasonality of our businesses and other factors, earnings for the three months ended March 31, 2025 should not be taken as an indication of earnings for all or any part of the balance of the current year or as an indication of earnings for future years.
Use of Estimates
We use estimates based on the best information available in recording transactions and balances resulting from business operations. As better information becomes available or actual amounts are known, the recorded estimates are revised. Consequently, operating results can be affected by revisions to prior accounting estimates.
Recent Accounting Pronouncements
Income Taxes. In December 2023, the Financial Accounting Standards Board (FASB) issued amended authoritative guidance codified in Accounting Standards Codification (ASC) 740, Income Taxes. The amended guidance requires additional disaggregated information in effective tax rate reconciliation disclosures and additional disaggregated information about income taxes paid. The updated standard is effective for our annual periods beginning in 2025. The amended guidance is to be applied on a prospective basis with the option to apply the standard retrospectively. We anticipate adopting the updated standard in our Form 10-K for the year ended December 31, 2025, and electing to apply the standard on a retrospective basis for all periods presented.
Disaggregated Income Statement Expenses. In November 2024, the FASB issued authoritative guidance codified in ASC 220, Income Statement—Reporting Comprehensive Income, which will require additional disclosure of certain costs and expenses within the notes to the financial statements. The updated standard is effective for our annual periods beginning in 2027 and interim periods beginning in the first quarter of fiscal 2028, and can be applied on either a prospective or retrospective basis. Early adoption is permitted. We are currently evaluating the impact that the updated standard will have on our financial statement disclosures.

2. Segment Information
Our business is comprised of three reportable segments, Electric, Manufacturing and Plastics, consistent with our business strategy, organizational structure and our internal reporting and review processes. Segment net income is the primary measure of segment profit or loss used by our chief operating decision maker in assessing segment performance and allocating resources to our segments.
Segment Profit or Loss
Information about each segment, including significant expenses and net income of each segment, for the three months ended March 31, 2025 and 2024 are as follows:
Electric Segment

	Three Months Ended March 31,
(in thousands)	2025	2024

Operating Revenue	$149,720	$141,488
Production Fuel and Purchased Power	45,191	40,215
Operating and Maintenance Expenses	48,881	47,977
Depreciation and Amortization	22,377	19,887
Property Taxes	4,228	4,367
Interest Expense	10,657	8,954
Income Tax (Benefit) Expense	(4,008)	1,175
Other Segment Items(1)	(2,314)	(3,557)
Net Income	$24,708	$22,470

(1) Other segment items includes nonservice components of postretirement benefits, allowance for funds used during construction and other expenses (income).
Manufacturing Segment

	Three Months Ended March 31,
(in thousands)	2025	2024

Operating Revenue	$81,685	$99,380
Cost of Goods Sold	68,516	80,615
Selling, General, and Administrative Expenses	10,743	11,352
Interest Expense	623	571
Income Tax Expense	272	1,582
Other Segment Items	(1)	(1)
Net Income	$1,532	$5,261
Plastics Segment

	Three Months Ended March 31,
(in thousands)	2025	2024

Operating Revenue	$105,948	$106,200
Cost of Goods Sold	40,087	37,810
Selling, General, and Administrative Expenses	6,985	5,085
Interest Expense	146	147
Income Tax Expense	15,293	16,445
Other Segment Items	(2)	(27)
Net Income	$43,439	$46,740

Capital Expenditures and Identifiable Assets
The following provides capital expenditures for each reportable segment and our corporate cost center for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(in thousands)	2025	2024

Capital Expenditures
Electric	$52,127	$61,866
Manufacturing	2,289	5,495
Plastics	3,584	6,673
Corporate	12	10
Total	$58,012	$74,044
The following provides the identifiable assets by segment and corporate assets as of March 31, 2025 and December 31, 2024:

(in thousands)	March 31, 2025	December 31, 2024

Identifiable Assets
Electric	$2,814,226	$2,785,522
Manufacturing	256,143	254,445
Plastics	209,737	186,043
Corporate	416,688	426,072
Total	$3,696,794	$3,652,082
Corporate assets consist primarily of cash and cash equivalents, prepaid expenses and investments.

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
Included below is a reconciliation of certain segment information and our unallocated corporate costs to consolidated amounts for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(in thousands)	2025	2024

Depreciation and Amortization
Electric	$22,377	$19,887
Manufacturing	5,424	4,912
Plastics	1,546	1,075
Corporate	28	23
Total	$29,375	$25,897

Interest Expense
Total Interest Expense of Reportable Segments	$11,426	$9,672
Corporate Interest Expense	127	178
Total	$11,553	$9,850

Income Tax Expense (Benefit)
Total Income Tax Expense of Reportable Segments	$11,557	$19,202
Corporate Income Tax Benefit	(1,472)	(1,394)
Total	$10,085	$17,808

Net Income (Loss)
Total Net Income of Reportable Segments	$69,679	$74,471
Corporate Net Loss	(1,580)	(133)
Total	$68,099	$74,338

3. Revenue
We present our operating revenues from external customers, in total and by amounts arising from contracts with customers and alternative revenue program (ARP) arrangements, disaggregated by revenue source and segment for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(in thousands)	2025	2024

Operating Revenues
Electric Segment
Retail: Residential	$43,257	$39,457
Retail: Commercial and Industrial	87,889	83,028
Retail: Other	2,227	2,004
Total Retail	133,373	124,489
Transmission	12,130	12,214
Wholesale	2,778	3,465
Other	1,439	1,320
Total Electric Segment	149,720	141,488
Manufacturing Segment
Metal Parts and Tooling	70,870	87,915
Plastic Products and Tooling	8,959	8,986
Scrap Metal	1,856	2,479
Total Manufacturing Segment	81,685	99,380
Plastics Segment
PVC Pipe	105,948	106,200
Total Operating Revenue	337,353	347,068
Less: Non-contract Revenues Included Above
Electric Segment - ARP Revenues	18	(173)
Total Operating Revenues from Contracts with Customers	$337,335	$347,241
4. Select Balance Sheet Information
Receivables and Allowance for Credit Losses
Receivables as of March 31, 2025 and December 31, 2024 are as follows:

(in thousands)	March 31, 2025	December 31, 2024

Receivables
Trade	$152,719	$112,169
Other	11,553	13,799
Unbilled Receivables	21,970	21,916
Total Receivables	186,242	147,884
Less: Allowance for Credit Losses	2,191	1,920
Receivables, net of allowance for credit losses	$184,051	$145,964
The following is a summary of activity in the allowance for credit losses for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(in thousands)	2025	2024

Beginning Balance, January 1	$1,920	$2,522
Additions Charged to Expense	475	272
Reductions for Amounts Written Off, Net of Recoveries	(204)	(776)
Ending Balance, March 31	$2,191	$2,018

Inventories
Inventories consist of the following as of March 31, 2025 and December 31, 2024:

(in thousands)	March 31, 2025	December 31, 2024

Raw Material, Fuel and Supplies	$39,541	$43,345
Work in Process	22,266	22,637
Finished Goods	85,888	82,903
Total Inventories	$147,695	$148,885
Investments
The following is a summary of our investments as of March 31, 2025 and December 31, 2024:

(in thousands)	March 31, 2025	December 31, 2024

Short-term Investments
Government Debt Securities	$274	$753
Long-term Investments
Corporate-Owned Life Insurance Policies	47,102	47,895
Government Debt Securities	61,692	60,378
Corporate Debt Securities	1,647	1,628
Money Market Funds	468	596
Mutual Funds	14,177	10,653
Other Investments	27	27
Total Long-term Investments	125,113	121,177
Total Investments	$125,387	$121,930
Debt Securities. The following table summarizes the amortized cost and fair value of available-for-sale debt securities and the corresponding amounts of gross unrealized gains and losses as of March 31, 2025 and December 31, 2024:

	March 31, 2025

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value

Government Debt Securities	$61,455	$637	$(126)	$61,966
Corporate Debt Securities	1,637	15	(5)	1,647
Total	$63,092	$652	$(131)	$63,613

	December 31, 2024

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value

Government Debt Securities	$60,891	$424	$(184)	$61,131
Corporate Debt Securities	1,629	9	(10)	1,628
Total	$62,520	$433	$(194)	$62,759
As of March 31, 2025 and December 31, 2024, no unrealized losses on debt securities were deemed to be other-than-temporary.
The following table summarizes the fair value of available-for-sale debt securities by contractual maturity date as of March 31, 2025:

(in thousands)	March 31, 2025

Due in one year or less	$274
Due in one to five years	63,339
Total	$63,613

Equity Securities. The amount of net unrealized gains and losses during the three months ended March 31, 2025 and 2024 on marketable equity securities still held as of March 31, 2025 and 2024 was not material.
Property, Plant and Equipment
Major classes of property, plant and equipment as of March 31, 2025 and December 31, 2024 include:

(in thousands)	March 31, 2025	December 31, 2024

Electric Plant
Electric Plant in Service	$3,214,984	$3,180,943
Construction Work in Progress	227,419	231,890
Total Gross Electric Plant	3,442,403	3,412,833
Less Accumulated Depreciation and Amortization	911,470	899,049
Net Electric Plant	2,530,933	2,513,784
Nonelectric Property, Plant and Equipment
Nonelectric Property, Plant and Equipment in Service	392,580	362,565
Construction Work in Progress	15,830	40,536
Total Gross Nonelectric Property, Plant and Equipment	408,410	403,101
Less Accumulated Depreciation and Amortization	230,032	224,425
Net Nonelectric Property, Plant and Equipment	178,378	178,676
Net Property, Plant and Equipment	$2,709,311	$2,692,460
5. Regulatory Matters
Regulatory Assets and Liabilities
The following presents our current and long-term regulatory assets and liabilities as of March 31, 2025 and December 31, 2024 and the period we expect to recover or refund such amounts:

	Period of	March 31, 2025		December 31, 2024
(in thousands)	Recovery/Refund	Current	Long-Term	Current	Long-Term

Regulatory Assets
Pension and Other Postretirement Benefit Plans[1]	Various	$—	$87,834	$—	$88,161
Alternative Revenue Program Riders[2]	Up to 2 years	4,226	244	4,257	195
Deferred Income Taxes[1]	Asset lives	—	9,053	—	8,944
Fuel Clause Adjustments[1]	Up to 1 year	5,418	—	2,218	—
Derivative Instruments[1]	Up to 2 years	632	1,052	1,989	—
Other[1]	Various	1,263	1,241	1,498	1,373
Total Regulatory Assets		$11,539	$99,424	$9,962	$98,673
Regulatory Liabilities
Deferred Income Taxes	Asset lives	$—	$128,495	$—	$130,387
Plant Removal Obligations	Asset lives	—	126,579	—	126,263
Fuel Clause Adjustments	Up to 1 year	7,169	—	11,432	—
Alternative Revenue Program Riders	Up to 1 year	14,917	—	14,255	—
North Dakota PTC Refunds	Asset lives	—	23,816	—	20,099
Pension and Other Postretirement Benefit Plans	Various	2,547	10,153	2,547	10,758
Other	Various	2,395	1,635	1,073	1,421
Total Regulatory Liabilities		$27,028	$290,678	$29,307	$288,928

[1]Costs subject to recovery without a rate of return.
[2]Amounts eligible for recovery includes an incentive or rate of return.
6. Short-Term and Long-Term Borrowings
The following is a summary of our outstanding short- and long-term borrowings by borrower, OTC or OTP, as of March 31, 2025 and December 31, 2024:

Short-Term Debt
The following is a summary of our lines of credit as of March 31, 2025 and December 31, 2024:

		March 31, 2025			December 31, 2024
(in thousands)	Borrowing Limit	Amount Outstanding	Letters of Credit	Amount Available	Amount Available

OTC Credit Agreement	$170,000	$—	$—	$170,000	$170,000
OTP Credit Agreement	220,000	58,853	8,772	152,375	141,613
Total	$390,000	$58,853	$8,772	$322,375	$311,613
Borrowings under each credit facility are subject to a variable rate of interest on outstanding balances and a commitment fee is charged based on the average unused amount available to be drawn under the respective facility. The variable rate of interest to be charged is based on a benchmark interest rate, either the Secured Overnight Financing Rate (SOFR) or a Base Rate, as defined in the credit agreements, selected by the borrower at the time of an advance, subject to the conditions of each agreement, plus an applicable credit spread. The credit spread ranges from zero to 2.00%, depending on the benchmark interest rate selected, and is subject to adjustment based on the credit ratings of the relevant borrower. The weighted-average interest rate on all outstanding borrowings as of March 31, 2025 and December 31, 2024, was 5.54% and 5.61%.
Long-Term Debt
The following is a summary of outstanding long-term debt by borrower as of March 31, 2025 and December 31, 2024:

				(in thousands)
Borrower	Debt Instrument	Rate	Maturity	March 31, 2025	December 31, 2024

OTC	Guaranteed Senior Notes	3.55%	12/15/26	$80,000	$80,000
OTP	Series 2007C Senior Unsecured Notes	6.37%	08/02/27	42,000	42,000
OTP	Series 2013A Senior Unsecured Notes	4.68%	02/27/29	60,000	60,000
OTP	Series 2019A Senior Unsecured Notes	3.07%	10/10/29	10,000	10,000
OTP	Series 2020A Senior Unsecured Notes	3.22%	02/25/30	10,000	10,000
OTP	Series 2020B Senior Unsecured Notes	3.22%	08/20/30	40,000	40,000
OTP	Series 2021A Senior Unsecured Notes	2.74%	11/29/31	40,000	40,000
OTP	Series 2024A Senior Unsecured Notes	5.48%	04/01/34	60,000	60,000
OTP	Series 2025A Senior Unsecured Notes	5.49%	03/27/35	50,000	—
OTP	Series 2007D Senior Unsecured Notes	6.47%	08/20/37	50,000	50,000
OTP	Series 2019B Senior Unsecured Notes	3.52%	10/10/39	26,000	26,000
OTP	Series 2020C Senior Unsecured Notes	3.62%	02/25/40	10,000	10,000
OTP	Series 2013B Senior Unsecured Notes	5.47%	02/27/44	90,000	90,000
OTP	Series 2018A Senior Unsecured Notes	4.07%	02/07/48	100,000	100,000
OTP	Series 2019C Senior Unsecured Notes	3.82%	10/10/49	64,000	64,000
OTP	Series 2020D Senior Unsecured Notes	3.92%	02/25/50	15,000	15,000
OTP	Series 2021B Senior Unsecured Notes	3.69%	11/29/51	100,000	100,000
OTP	Series 2022A Senior Unsecured Notes	3.77%	05/20/52	90,000	90,000
OTP	Series 2024B Senior Unsecured Notes	5.77%	04/01/54	60,000	60,000
Total				997,000	947,000
Less:	Unamortized Long-Term Debt Issuance Costs			3,487	3,266
Total Long-Term Debt, Net of Unamortized Debt Issuance Costs				$993,513	$943,734
On March 27, 2025, OTP entered into a Note Purchase Agreement pursuant to which OTP issued, in a private placement transaction, $100.0 million of senior unsecured notes consisting of (a) $50.0 million of 5.49% Series 2025A Senior Unsecured Notes due March 27, 2035, and (b) $50.0 million of 5.98% Series 2025B Senior Unsecured Notes due June 5, 2055. The Series 2025A Notes were issued on March 27, 2025, upon entering into the agreement. The Series 2025B Notes are expected to be issued on June 5, 2025, subject to the satisfaction of certain customary conditions to closing.

Per the terms of the agreement, OTP may prepay all or any part of the notes (in an amount not less than 10% of the aggregate principal amount of the notes then outstanding in the case of a partial prepayment) at 100% of the principal amount so prepaid, together with unpaid accrued interest and a make-whole amount, as defined in the agreement; provided that no default or event of default exists under the agreement. Any prepayment of the Series 2025A Notes then outstanding on or after December 27, 2034, or the Series 2025B Notes then outstanding on or after December 5, 2054, will be made without any make-whole amount. Consistent with other of our borrowings, the agreement contains a number of restrictions on the business of OTP, including restrictions on OTP’s ability to merge, sell substantially all assets, create or incur liens on assets, guarantee the obligations of any other party, and engage in certain transactions with affiliates.
Financial Covenants
Certain of OTC's and OTP's short- and long-term debt agreements require the borrower, whether OTC or OTP, to maintain certain financial covenants, including a maximum debt to total capitalization ratio of 0.60 to 1.00 or 0.65 to 1.00, depending on the debt agreement, a minimum interest and dividend coverage ratio of 1.50 to 1.00, and a maximum level of priority indebtedness. As of March 31, 2025, OTC and OTP were in compliance with these financial covenants.
7. Employee Postretirement Benefits
Pension Plan and Other Postretirement Benefits
The Company sponsors a noncontributory funded pension plan (the Pension Plan), an unfunded, nonqualified Executive Survivor and Supplemental Retirement Plan (the ESSRP), both accounted for as defined benefit pension plans, and a postretirement healthcare plan accounted for as an other postretirement benefit plan.
The following tables include the components of net periodic benefit cost (income) related to our defined benefit pension plans and other postretirement benefits for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	Pension Benefits (Pension Plan)		Pension Benefits (ESSRP)		Postretirement Benefits
(in thousands)	2025	2024	2025	2024	2025	2024

Service Cost	$876	$972	$—	$—	$123	$123
Interest Cost	4,326	4,297	474	474	403	400
Expected Return on Assets	(6,191)	(6,380)	—	—	—	—
Amortization of Prior Service Cost	—	—	—	—	(949)	(1,576)
Amortization of Net Actuarial Loss	335	40	—	—	—	—
Net Periodic Benefit Cost (Income)	$(654)	$(1,071)	$474	$474	$(423)	$(1,053)
The following table includes the impact of regulation on the recognition of periodic benefit cost (income) arising from pension and other postretirement benefits for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(in thousands)	2025	2024

Net Periodic Benefit Cost (Income)	$(603)	$(1,650)
Net Amount Amortized Due to the Effect of Regulation	320	303
Net Periodic Benefit Cost (Income) Recognized	$(283)	$(1,347)
We had no minimum funding requirements for our Pension Plan or any other postretirement benefit plans as of December 31, 2024. We did not make any contributions to our Pension Plan during the three months ended March 31, 2025 and 2024.
8. Income Taxes
The Company's effective tax rate was 12.9% and 19.3% for the three months ended March 31, 2025 and 2024. These rates differ from the federal statutory rate of 21% primarily due to the impact of production tax credits (PTCs) associated with the energy generation of our wind and solar assets, partially offset by the impact of state taxes. The decrease in our effective tax rate was primarily the result of an increase in PTCs compared to last year, which was driven by increased wind generation from our facilities which qualify for PTCs, including the completion of our first wind repowering project in late 2024, which triggered the commencement of PTCs from this facility.

9. Commitments and Contingencies
Commitments
Solar Development. On October 30, 2024, OTP entered into an agreement to acquire the assets of a solar facility currently under development. The assets to be acquired include real property rights and interests, interconnection agreements, state and local permits, and other development assets. Per the agreement, the purchase price is equal to $23.6 million, plus the reimbursement of certain interconnection costs and costs to purchase and store the main power transformer. Closing of the transaction is expected to occur in late 2025 or early 2026, and remains subject to certain conditions to close, including regulatory and other approvals. Under certain conditions, OTP would be subject to a termination fee of up to $5.0 million if the seller has satisfied all required conditions to close but the transaction is not consummated.
Contingencies
Self-Funding of Transmission Upgrades for Generator Interconnections. The Federal Energy Regulatory Commission (FERC) has granted transmission owners within MISO and other regional transmission organizations (RTOs) the unilateral authority to determine the funding mechanism for interconnection transmission upgrades that are necessary to accommodate new generation facilities connecting to the electrical grid. Under existing FERC orders, transmission owners can unilaterally determine whether the generator pays the transmission owner in advance for the transmission upgrade or, alternatively, the transmission owner can elect to fund the upgrade and recover over time from the generator the cost of and a return on the upgrade investment (a self-funding). FERC’s orders granting transmission owners this unilateral funding authority have been judicially contested on the basis that transmission owners may be motivated to discriminate among generators in making funding determinations. In the most recent judicial proceedings, the petitioners argued to the U.S. Court of Appeals for the District of Columbia that FERC did not comply with a previous judicial order to fully develop a record regarding the risk of discrimination and the financial risk absorbed by transmission owners for generator-funded upgrades. In December 2022, the Court of Appeals ruled in favor of the petitioners remanding the matter to FERC, instructing the agency to adequately explain the basis of its orders. The Court of Appeals decision did not vacate transmission owners’ unilateral funding authority.
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
OTP, as a transmission owner in MISO, has exercised its authority and elected to self-fund previous transmission upgrades necessary to accommodate new system generation. Under such an election, OTP is recovering the cost of the transmission upgrade and a return on that investment from the generator over a contractual period of time. Should the resolution of this matter eliminate transmission owners’ unilateral funding authority on either a prospective or retrospective basis, our financial results would be impacted. We cannot at this time reasonably predict the outcome of this matter given the uncertainty as to how FERC may ultimately decide on the matter after the RTOs' filings in response to the Order to Show Cause.
Class Action Lawsuits. Several class action complaints against certain PVC pipe manufacturers, including OTC, have been filed in the U.S. District Court for the Northern District of Illinois alleging violations of antitrust laws. The first of these complaints was filed in August 2024 and the latest complaint was filed in April 2025. The various complaints have been consolidated under the caption In re: PVC Pipe Antitrust Litigation (Case No. 1:24-cv-07639). Specifically, the complaints allege, among other things, that beginning in at least January 2021, the defendants conspired and combined to fix, raise, maintain and stabilize the price of PVC municipal water and electrical conduit pipe in violation of U.S. antitrust laws. The plaintiffs are seeking treble damages, injunctive relief, pre- and post-judgment interest, costs and attorneys’ fees.
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
Other Contingencies. We are party to litigation and regulatory matters arising in the normal course of business. We regularly analyze relevant information and, as necessary, estimate and record accrued liabilities for legal, regulatory enforcement and other matters in which a loss is probable of occurring and can be reasonably estimated. We believe the effect on our consolidated operating results, financial position and cash flows, if any, for the disposition of all matters pending as of March 31, 2025, other than those discussed above, will not be material.
10. Shareholders' Equity
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
On May 3, 2024, we filed a second registration statement with the SEC for the issuance of up to 1,500,000 common shares under an Automatic Dividend Reinvestment and Share Purchase Plan, which provides shareholders, retail customers of OTP and other interested investors methods of purchasing our common shares by reinvesting their dividends or making optional cash investments. Shares purchased under the plan may be newly issued common shares or common shares purchased on the open market. During the three months ended March 31, 2025, we issued 24,949 shares under this plan. We repurchased a sufficient number of shares on the open market to satisfy all issuances under the plan; accordingly, no proceeds were received as a result of the issuance of these shares. As of March 31, 2025, there were 1,404,582 shares available for purchase or issuance under the plan. The registration statement expires in May 2027.
Dividend Restrictions
OTC is a holding company with no significant operations of its own. The primary source of funds for payments of dividends to OTC's shareholders is from dividends paid or distributions made by OTC's subsidiaries. As a result of certain statutory limitations or regulatory or financing agreements, the amount of distributions allowed to be made by OTC's subsidiaries or the amount of dividends paid by OTC could be restricted. Both the OTC Credit Agreement and the OTP Credit Agreement contain restrictions on the payment of cash dividends upon a default or event of default, including failure to maintain certain financial covenants. As of March 31, 2025, we were in compliance with these financial covenants.
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
The Minnesota Public Utilities Commission (MPUC) indirectly limits the amount of dividends OTP can pay to OTC by requiring an equity-to-total-capitalization ratio between 47.2% and 57.7% based on OTP’s current capital structure requirements. As of March 31, 2025, OTP’s equity-to-total-capitalization ratio, including short-term debt, was 52.3% and its net assets restricted from distribution totaled approximately $869 million. Under the MPUC order, total capitalization for OTP cannot exceed $2.2 billion.

11. Accumulated Other Comprehensive Income (Loss)
The following presents the changes in accumulated other comprehensive income (loss) for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025					2024
(in thousands)	Pension and Other Postretirement Benefits		Net Unrealized Gains (Losses) on Available-for-Sale Securities		Total	Pension and Other Postretirement Benefits		Net Unrealized Gains (Losses) on Available-for-Sale Securities		Total

Balance, Beginning of Period	$373		$159		$532	$1,375		$(227)		$1,148
Other Comprehensive Income (Loss) Before Reclassifications, net of tax	—		211		211	—		(24)		(24)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(11)	(1)	2	(2)	(9)	(74)	(1)	11	(2)	(63)
Total Other Comprehensive Income (Loss)	(11)		213		202	(74)		(13)		(87)
Balance, End of Period	$362		$372		$734	$1,301		$(240)		$1,061

(1) Included in the computation of net periodic pension and other postretirement benefit costs. See Note 7.
(2) Included in other income (expense), net on the accompanying consolidated statements of income.
12. Share-Based Payments
Stock Compensation Expense
Stock-based compensation expense arising from our employee stock purchase plan and share-based compensation plans recognized within operating expenses in the consolidated statements of income amounted to $5.8 million and $5.5 million for the three months ended March 31, 2025 and 2024.
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
The following is a summary of stock award activity for the three months ended March 31, 2025:

	Shares	Weighted-Average Grant-Date Fair Value

Nonvested, January 1, 2025	143,417	$68.47
Granted	16,700	79.24
Vested	(16,833)	63.40
Forfeited	—	—
Nonvested, March 31, 2025	143,284	$70.32
The fair value of vested awards was $1.3 million and $1.5 million during the three months ended March 31, 2025 and 2024.

Stock Performance Awards. Stock performance awards are granted to executive officers and certain other key employees. The awards vest at the end of a three-year performance period. The number of common shares awarded, if any, at the end of the performance period ranges from zero to 150% of the target amount based on two performance measures: i) total shareholder return relative to a peer group and ii) return on equity (ROE). Vesting of the awards is accelerated in certain circumstances, including upon retirement. The number of common shares awarded on an accelerated vesting is based on actual performance at the end of the performance period.
The grant-date fair value of stock performance awards granted during the three months ended March 31, 2025 and 2024 was determined using a Monte Carlo fair value simulation model incorporating the following assumptions:

	2025	2024

Risk-free interest rate	4.28%	4.16%
Expected term (in years)	3	3
Expected volatility	30.30%	35.10%
Dividend yield	2.50%	2.40%

The risk-free interest rate was derived from yields on U.S. government bonds of a similar term. The expected term of the award is equal to the three-year performance period. Expected volatility was estimated based on actual historical volatility of our common stock. Dividend yield was estimated based on historical and future yield estimates.
The following is a summary of stock performance award activity for the three months ended March 31, 2025 (share amounts reflect awards at target):

	Shares	Weighted-Average Grant-Date Fair Value

Nonvested, January 1, 2025	144,800	$68.85
Granted	57,000	73.90
Vested	(49,000)	53.93
Forfeited	—	—
Nonvested, March 31, 2025	152,800	$75.52
The fair value of vested awards was $5.5 million and $11.1 million during the three months ended March 31, 2025 and 2024, respectively.
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
The following includes the computation of the denominator for basic and diluted weighted-average shares outstanding for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(in thousands)	2025	2024

Weighted-Average Common Shares Outstanding – Basic	41,826	41,724
Effect of Dilutive Securities:
Stock Performance Awards	133	196
Restricted Stock Awards	101	111
Employee Stock Purchase Plan	2	2
Dilutive Effect of Potential Common Shares	236	309
Weighted-Average Common Shares Outstanding – Diluted	42,062	42,033
The number of shares excluded from diluted weighted-average common shares outstanding because such shares were anti-dilutive was not material for the three months ended March 31, 2025 and 2024.

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
As of March 31, 2025, OTP had multiple outstanding pay-fixed, receive-variable swap agreements with various settlement dates extending to December 31, 2026. The following presents the notional amounts and fair value of our derivative instruments as of March 31, 2025 and December 31, 2024:

(in thousands)	March 31, 2025	December 31, 2024

Megawatt hours of electricity	347	167

Derivative Assets:
Other Current Assets	$1,068	$—

Derivative Liabilities:
Other Current Liabilities	633	1,989
Other Noncurrent Liabilities	1,052	—
Total Derivative Liabilities	$1,685	$1,989
During the three months ended March 31, 2025 and 2024, contracts matured and were settled resulting in losses of $2.6 million and $2.7 million, respectively. Gains and losses recognized on the settlement of derivative instruments are returned to, or recovered from, our electric customers through fuel recovery mechanisms in each state. When recognized in the consolidated statements of income, these gains or losses are included in electric purchased power. Gains or losses related to the settlement of derivative instruments are included in cash flows from operations in the consolidated statements of cash flows.

15. Fair Value Measurements
The following tables present our assets and liabilities measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024 classified by the input method used to measure fair value:

(in thousands)	Level 1	Level 2	Level 3

March 31, 2025

Assets:
Investments:
Money Market Funds	$468	$—	$—
Mutual Funds	14,177	—	—
Corporate Debt Securities	—	1,647	—
Government Debt Securities	—	61,966	—
Derivative Instruments	—	1,068	—
Total Assets	14,645	64,681	—
Liabilities:
Derivative Instruments	—	1,685	—
Total Liabilities	$—	$1,685	$—

December 31, 2024

Assets:
Investments:
Money Market Funds	$596	$—	$—
Mutual Funds	10,653	—	—
Corporate Debt Securities	—	1,628	—
Government Debt Securities	—	61,131	—
Total Assets	11,249	62,759	—
Liabilities:
Derivative Instruments	—	1,989	—
Total Liabilities	$—	$1,989	$—
Level 1 fair value measurements are based on quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access at the measurement date.
The level 2 fair value measurements for government and corporate debt securities are determined based on valuations provided by third parties which utilize industry-accepted valuation models and observable market inputs to determine valuation. Some valuations or model inputs used by the pricing service may be based on broker quotes.
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

The following reflects the carrying value and estimated fair value of these assets and liabilities as of March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Assets:
Cash and Cash Equivalents	$284,814	$284,814	$294,651	$294,651
Total	284,814	284,814	294,651	294,651
Liabilities:
Short-Term Debt	58,853	58,853	69,615	69,615
Long-Term Debt	993,513	879,759	943,734	806,826
Total	$1,052,366	$938,612	$1,013,349	$876,441
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
You should read the following discussion and analysis of our financial condition and results of operations together with our interim financial statements and the related notes appearing under Item 1 of this Quarterly Report on Form 10-Q, and our annual financial statements and the related notes along with the discussion and analysis of our financial condition and results of operations contained in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
ECONOMIC CONDITIONS
Broad changes in U.S. trade and tariff policy and potential countermeasures implemented by foreign countries could significantly impact domestic macroeconomic conditions and our business operations. Newly imposed or increased tariffs may cause disruption in our supply chain and increase the cost of our Electric segment capital expenditures, which could impact our capital spending plan or result in delayed or under-recovery of our capital investments. Tariffs on steel and aluminum have increased domestic steel prices, which we expect will impact our Manufacturing segment in the second half of 2025. If we are unable to pass this increased cost on to our customers or if end market demand declines due to elevated pricing, the operating results of our Manufacturing segment would be negatively impacted.
Broader macroeconomic conditions resulting from newly imposed or increased tariffs could include rising inflation and a heightened risk of an economic recession, which could have a more extensive impact on our business. Such impacts may include increased operating and investment costs, reduced customer demand for our products, including from the impact of customer insourcing, reduced electric demand, and elevated interest rates, all of which could negatively impact our operating results and financial position.
Currently, we cannot predict the ultimate impact on our business as it is dependent on the extent and duration of changes in U.S. tariff policy and any countermeasures adopted by foreign countries.

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
CONSOLIDATED RESULTS
The following table summarizes consolidated operating results for the three months ended March 31, 2025 and 2024:

(in thousands)	2025	2024	$ change	% change

Operating Revenues	$337,353	$347,068	$(9,715)	(2.8)%
Operating Expenses	253,354	252,093	1,261	0.5
Operating Income	83,999	94,975	(10,976)	(11.6)
Interest Expense	(11,553)	(9,850)	(1,703)	17.3
Nonservice Components of Postretirement Benefits	1,282	2,442	(1,160)	(47.5)
Other Income (Expense), net	4,456	4,579	(123)	(2.7)
Income Before Income Taxes	78,184	92,146	(13,962)	(15.2)
Income Tax Expense	10,085	17,808	(7,723)	(43.4)
Net Income	$68,099	$74,338	$(6,239)	(8.4)%
Operating Revenues decreased $9.7 million primarily due to decreased sales volumes in our Manufacturing segment, partially offset by increased revenue in our Electric segment driven by increased fuel recovery revenue and the impact of favorable weather compared to the same period last year. See our segment disclosures below for additional discussion of items impacting operating revenues.

Operating Expenses increased $1.3 million due to increased purchased power costs and depreciation expense in our Electric segment, the impact of increased sales volumes in our Plastics segment and higher general and administrative expenses. These increases were largely offset by lower cost of goods sold from decreased sales volumes in our Manufacturing segment. See our segment disclosures below for additional discussion of items impacting operating expenses.
Interest Expense increased $1.7 million primarily due to the issuance of $120.0 million of long-term debt at OTP in March 2024, the proceeds of which were used to repay short-term borrowings, fund capital expenditures and support operating activities.
Nonservice Components of Postretirement Benefits decreased by $1.2 million, having a negative impact on net income, primarily due to a decrease in the amortization of plan amendment-related gains and an increase in the amortization of actuarial losses.
Income Tax Expense decreased $7.7 million primarily due to an increase in PTCs at OTP driven by increased wind generation and a decrease in income before taxes. In late 2024, we completed our first wind repowering project which resulted in the commencement of PTCs associated with the generation from the facility. Our effective tax rate was 12.9% for the three months ended March 31, 2025 and 19.3% for the same period last year.
ELECTRIC SEGMENT RESULTS
The following table summarizes Electric segment operating results for the three months ended March 31, 2025 and 2024:

(in thousands)	2025	2024	$ change	% change

Retail Revenues	$133,373	$124,489	$8,884	7.1%
Transmission Services Revenues	12,130	12,214	(84)	(0.7)
Wholesale Revenues	2,778	3,465	(687)	(19.8)
Other Electric Revenues	1,439	1,320	119	9.0
Total Operating Revenues	149,720	141,488	8,232	5.8
Production Fuel	14,321	17,694	(3,373)	(19.1)
Purchased Power	30,870	22,521	8,349	37.1
Operating and Maintenance Expenses	48,881	47,977	904	1.9
Depreciation and Amortization	22,377	19,887	2,490	12.5
Property Taxes	4,228	4,367	(139)	(3.2)
Operating Income	29,043	29,042	1	—
Interest Expense	(10,657)	(8,954)	(1,703)	19.0
Nonservice Cost Components of Postretirement Benefits	1,555	2,684	(1,129)	(42.1)
Other Income	759	873	(114)	(13.1)
Income Before Income Taxes	20,700	23,645	(2,945)	(12.5)
Income Tax (Benefit) Expense	(4,008)	1,175	(5,183)	n/m
Net Income	$24,708	$22,470	$2,238	10.0%

	2025	2024	change	% change

Electric kilowatt-hour (kwh) Sales (in thousands)
Retail kwh Sales	1,673,004	1,580,851	92,153	5.8%
Wholesale kwh Sales – Company Generation	56,175	81,085	(24,910)	(30.7)
Heating Degree Days	3,451	2,913	538	18.5

The operating results of our Electric segment are impacted by fluctuations in weather conditions and the resulting demand for electricity for heating and cooling. The following table shows heating degree days as a percent of normal for the three months ended March 31, 2025 and 2024. There were no cooling degree days in our service territory during the three months ended March 31, 2025 and 2024.

	2025	2024

Heating Degree Days	100.9%	84.4%

The following table summarizes the estimated effect on diluted earnings per share of the difference in retail kwh sales under actual weather conditions and expected retail kwh sales under normal weather conditions for the three months ended March 31, 2025 and 2024, and between those periods.

	2025 vs Normal	2025 vs 2024	2024 vs Normal

Effect on Diluted Earnings Per Share	$—	$0.06	$(0.06)

Retail Revenues increased $8.9 million primarily due to the following:
•A $6.1 million increase in fuel recovery revenues due to an increase in the volume and price of market energy purchases, as described below.
•A $3.7 million increase from the impact of favorable weather, as the first quarter of 2024 was unseasonably warm in our service territory.
•A $2.1 million increase in interim revenues in North Dakota driven by increased customer demand and consumption.
The increases in retail revenues described above were partially offset by a net decrease in rider revenues. Rider revenues decreased on a net basis as a result of increased PTCs from our wind generation, which are passed on to customers, partially offset by recovery of our investments in our wind repowering projects.
Production Fuel costs decreased $3.4 million primarily due to a decrease in generation from our natural gas facilities compared to the same period last year, driven by increased natural gas prices and increased generation from our wind facilities. Low natural gas prices in the previous year resulted in increased demand for generation from our natural gas facilities.
Purchased Power costs to serve retail customers increased $8.3 million due to a 22% increase in the cost per kwh and a 13% increase in the amount of kwh purchased driven by customer demand resulting from favorable weather compared to last year.
Depreciation and Amortization expense increased $2.5 million due to additional assets, including certain wind, transmission and distribution assets, being placed in service.
Interest Expense increased $1.7 million primarily due to the issuance of $120.0 million of long-term debt in March 2024, the proceeds of which were used to repay short-term borrowings, fund capital expenditures and support operating activities.
Income Tax Benefit (Expense) was a benefit of $4.0 million for the three months ended March 31, 2025, compared to an expense of $1.2 million for the same period last year. The current period benefit was primarily due to an increase in PTCs driven by increased wind generation that qualified for PTCs compared to last year. PTCs are generally credited to customers and result in a reduction of revenue as well as income taxes.
MANUFACTURING SEGMENT RESULTS
The following table summarizes Manufacturing segment operating results for the three months ended March 31, 2025 and 2024:

(in thousands)	2025	2024	$ change	% change

Operating Revenues	$81,685	$99,380	$(17,695)	(17.8)%
Cost of Products Sold (excluding depreciation)	64,300	76,913	(12,613)	(16.4)
Selling, General, and Administrative Expenses	9,535	10,142	(607)	(6.0)
Depreciation and Amortization	5,424	4,912	512	10.4
Operating Income	2,426	7,413	(4,987)	(67.3)
Interest Expense	(623)	(571)	(52)	9.1
Other Income	1	1	—	—
Income Before Income Taxes	1,804	6,843	(5,039)	(73.6)
Income Tax Expense	272	1,582	(1,310)	(82.8)
Net Income	$1,532	$5,261	$(3,729)	(70.9)%
Operating Revenues decreased $17.7 million primarily due to a 13% decrease in sales volumes, with the most significant declines experienced in the recreational vehicle, agriculture, and construction end markets. Sales volumes have continued to soften due to lower end market demand and inventory management efforts by manufacturers and dealers. A 3% decrease in steel costs, which are passed through to customers, as well as a 1% decrease in scrap revenue also contributed to the decrease in operating revenues.
Cost of Products Sold decreased $12.6 million compared to the same period last year. Gross profit margins decreased in the current period as we experienced reduced leveraging of fixed manufacturing costs due to decreased production and sales volumes, as well as increased labor costs. The overall decrease in cost of product sold was largely driven by lower sales volumes and steel costs, as described above.
Income Tax Expense decreased $1.3 million primarily driven by lower income before tax.

PLASTICS SEGMENT RESULTS
The following table summarizes Plastics segment operating results for the three months ended March 31, 2025 and 2024:

(in thousands)	2025	2024	$ change	% change

Operating Revenues	$105,948	$106,200	$(252)	(0.2)%
Cost of Products Sold (excluding depreciation)	40,087	37,810	2,277	6.0
Selling, General, and Administrative Expenses	5,439	4,010	1,429	35.6
Depreciation and Amortization	1,546	1,075	471	43.8
Operating Income	58,876	63,305	(4,429)	(7.0)
Interest Expense	(146)	(147)	1	(0.7)
Other Income	2	27	(25)	(92.6)
Income Before Income Taxes	58,732	63,185	(4,453)	(7.0)
Income Tax Expense	15,293	16,445	(1,152)	(7.0)
Net Income	$43,439	$46,740	$(3,301)	(7.1)%
Operating Revenues decreased $0.3 million due to an 11% decrease in sales prices compared to the same period last year, continuing the steady decline in product pricing due to continuing changes from peak market conditions in late 2022. The impact of decreased sales prices was largely offset by a 13% increase in sales volumes driven by strong distributor and end market demand coupled with increased production capacity after the completion of our expansion project at Vinyltech in late 2024. Active infrastructure investment and construction across our sales territories have continued to contribute to strong distributor and end market demand.
Cost of Products Sold increased $2.3 million primarily due to increased sales volumes, as described above. The cost of PVC resin and other input materials decreased 9% compared to the prior year, driven by elevated domestic resin supply, partially offsetting the impact of increased sales volumes.
Selling, General, and Administrative Expenses increased $1.4 million primarily due to costs associated with ongoing litigation regarding the pricing of PVC pipe, which is further described in Note 9 to the consolidated financial statements.
CORPORATE COSTS
The following table summarizes Corporate operating results for the three months ended March 31, 2025 and 2024:

(in thousands)	2025	2024	$ change	% change

General and Administrative Expenses	$6,318	$4,762	$1,556	32.7%
Depreciation and Amortization	28	23	5	21.7
Operating Loss	(6,346)	(4,785)	(1,561)	32.6
Interest Expense	(127)	(178)	51	(28.7)
Nonservice Cost Components of Postretirement Benefits	(273)	(242)	(31)	12.8
Other Income	3,694	3,678	16	0.4
Net Loss Before Income Taxes	(3,052)	(1,527)	(1,525)	99.9
Income Tax Benefit	(1,472)	(1,394)	(78)	5.6
Net Loss	$(1,580)	$(133)	$(1,447)	n/m
General and Administrative Expenses increased $1.6 million primarily due to increased employee health insurance claim costs, after experiencing a decline in employee medical costs in the first quarter of 2024.

REGULATORY MATTERS
The following provides a summary of general rates, rate rider and other regulatory filings that have or are expected to have a material impact on our operating results, financial position or cash flows.
GENERAL RATES
North Dakota Rate Case
On December 30, 2024, the North Dakota Public Service Commission approved a settlement agreement between OTP and certain interested parties in their general rate case and issued its written order on final rates. The key provisions of the order include a revenue requirement of $225.6 million, based on a return on rate base of 7.53%, and an allowed ROE of 10.10% on an equity ratio of 53.5%. The net annual revenue requirement includes a net increase of $13.1 million or 6.18%. OTP’s revenue requirement was reduced by approximately $3.0 million primarily due to the inclusion of forecasted PTCs plus adjustments for new customer load additions, which were not included in OTP’s updated request filed on July 3, 2024. Through the settlement of the case, the parties also agreed to establish an earnings-sharing mechanism, whereby 70% of actual earnings in excess of a 10.20% ROE would be returned to customers, with OTP retaining the remaining 30%. New base rates in North Dakota went into effect on March 15, 2025.
RATE RIDERS
The following table includes a summary of pending and recently concluded rate rider proceedings with a significant revenue impact:

Recovery			Filing	Amount	Effective
Mechanism	Jurisdiction	Status	Date	(in millions)	Date	Notes

RRR - 2023	MN	Approved	11/01/22	$17.5	07/01/23	Recovery of Hoot Lake Solar costs, Ashtabula III costs, and true up for PTCs from Merricourt.
ECO - 2023	MN	Approved	04/03/23	9.7	10/01/23	Recovery of energy conservation improvement costs as well as a demand side management financial incentive.
ECO - 2025	MN	Requested	04/01/25	9.5	11/01/25	Recovery of energy conservation improvement costs as well as a demand side management financial incentive.
ECO - 2024	MN	Approved	04/01/24	8.8	10/01/24	Recovery of energy conservation improvement costs as well as a demand side management financial incentive.
RRR - 2024	MN	Approved	12/04/23	8.0	09/01/24	Recovery of Hoot Lake Solar costs, Ashtabula III costs, wind upgrade project costs at our four owned wind facilities, and true up of PTCs for Merricourt.
EUIC - 2025	MN	Approved	05/03/24	4.1	02/01/25	Recovery of advanced metering infrastructure, outage management system, geographic information system, and demand response projects.
RRR - 2023	ND	Approved	12/30/22	12.2	05/01/23	Recovery of Merricourt, Ashtabula III and other costs.
TCR - 2024	ND	Approved	11/02/23	4.5	01/01/24	Recovery of transmission project costs.
TCR - 2025	ND	Approved	09/16/24	3.1	01/01/25	Recovery of transmission project costs.
PIR - 2024	SD	Approved	06/03/24	3.2	09/01/24	Recovery of Ashtabula III, Merricourt, Astoria Station, wind upgrade projects, advanced grid infrastructure project costs, and impact of load growth credits.
PIR - 2025	SD	Requested	12/20/24	3.2	09/01/25
Recovery of Ashtabula III, Merricourt, Astoria Station, wind upgrade projects, advanced grid infrastructure project costs, addition of Solway Solar and Abercrombie Solar, and impact of load growth credits.

TCR - 2023	SD	Approved	11/01/22	3.0	03/01/23	Recovery of transmission projects.

LIQUIDITY
LIQUIDITY OVERVIEW
We believe our financial condition is strong and our cash and cash equivalents, other liquid assets, operating cash flows, existing lines of credit, access to capital markets and borrowing ability, because of investment-grade credit ratings, when taken together, provide us ample liquidity to conduct our business operations, fund our short- and long-term capital expenditure plans and satisfy our obligations as they become due. Our liquidity, including our operating cash flows and access to capital markets, could be impacted by macroeconomic factors outside of our control, including higher interest rates and debt capital costs, and diminished credit availability. In addition, our liquidity could be impacted by non-compliance with certain financial covenants under our various debt instruments. As of March 31, 2025, we were in compliance with all financial covenants (see the Financial Covenants section under Capital Resources below).
The following table presents the status of our lines of credit as of March 31, 2025:

		2025
(in thousands)	Borrowing Limit	Amount Outstanding	Letters of Credit	Amount Available

OTC Credit Agreement	$170,000	$—	$—	$170,000
OTP Credit Agreement	220,000	58,853	8,772	152,375
Total	$390,000	$58,853	$8,772	$322,375

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
As of March 31, 2025, we had $322.4 million of available liquidity under our credit facilities and $284.8 million of available cash and cash equivalents, resulting in total available liquidity of $607.2 million.
CASH FLOWS
The following is a discussion of our cash flows for the three months ended March 31, 2025 and 2024:

(in thousands)	2025	2024

Net Cash Provided by Operating Activities	$39,469	$71,913

Net Cash Provided by Operating Activities decreased $32.4 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily due to the timing of fuel cost and rider recoveries from our utility customers, the timing of payments of operating costs in our Electric segment and a decrease in earnings. Net cash provided by operating activities in our Electric segment is regularly affected by the timing of payments made for operating costs and the various mechanisms used to recover costs from, or return amounts to, our utility customers. The timing of recoveries and refunds can vary by the recovery or refund mechanism. Due to the numerous factors that impact the timing of our cash receipts and cash payments, our cash provided by operating activities can vary significantly from our net income for the period.

(in thousands)	2025	2024

Net Cash Used in Investing Activities	$60,911	$75,876

Net Cash Used in Investing Activities decreased $15.0 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The decrease in cash used in investing activities was primarily due to a decrease in our capital expenditures in our Manufacturing and Plastics segments, as we completed our expansion projects in Arizona and Georgia in late 2024. Capital expenditures during the three months ended March 31, 2025 included additional investments in our wind repowering, advanced meter infrastructure and transmission line projects in our Electric segment.

(in thousands)	2025	2024

Net Cash Provided by Financing Activities	$11,605	$11,748

Net Cash Provided by Financing Activities decreased $0.1 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. Financing activities for the three months ended March 31, 2025 included the issuance of $50.0 million of long-term debt at OTP, the proceeds of which were used to repay short-term borrowings under the OTP credit agreement, fund Electric segment construction expenditures and support operating activities. We manage the capital structure of OTP independent from our consolidated financial position to ensure compliance with the capital structure approved through regulation; therefore, our decision to issue long-term debt at OTP is not impacted by our consolidated cash and cash equivalent position.
Financing activities for the three months ended March 31, 2025 also included net repayments of short-term borrowings of $10.8 million and dividend payments of $22.0 million. Financing activities for the three months ended March 31, 2024 included the issuance of $120.0 million of long-term debt at OTP, net repayments of short-term debt of $81.4 million and dividend payments of $19.6 million.

CAPITAL REQUIREMENTS
CAPITAL EXPENDITURES
Our capital expenditure plan includes investments in electric generation facilities, transmission and distribution lines and facilities, equipment used in the manufacturing process, and computer hardware and information systems. Our capital expenditure plan is subject to review and is revised in light of changes in demands for energy, technology, environmental laws, regulatory approvals, business expansion opportunities, the costs of labor, materials and equipment and our financial condition. Refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of our Form 10-K for the year ended December 31, 2024 for our capital expenditure plans for the five year period from 2025 through 2029.

CONTRACTUAL OBLIGATIONS
Our contractual obligations primarily include principal and interest payments due under our outstanding debt obligations, commitments to acquire coal, energy and capacity commitments, payments to meet our postretirement benefit obligations, and payment obligations under land easements and leasing arrangements.
Our contractual obligations as of December 31, 2024 are included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2024. There were no material changes in our contractual obligations outside of the ordinary course of business during the three months ended March 31, 2025.
COMMON STOCK DIVIDENDS
We paid dividends to our shareholders totaling $22.0 million, or $0.5250 per share, in the first quarter of 2025. The determination of the amount of future cash dividends to be paid will depend on, among other things, our financial condition, our actual or expected level of earnings and cash flows from operations, the level of our capital expenditures and our future business prospects. As a result of certain statutory limitations or regulatory or financing agreements, the amount of dividends we are allowed to pay could be restricted. See Note 10 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information. The decision to declare dividends is reviewed quarterly by our Board of Directors.

CAPITAL RESOURCES
Financial flexibility is provided by operating cash flows, unused lines of credit and access to capital markets, and is aided by strong financial coverages and investment grade credit ratings. Debt financing will be required in the next five years to refinance maturing debt and to finance our capital investments. Our financing plans are subject to change and are impacted by our planned level of capital investments and decisions to reduce borrowings under our lines of credit, to refund or retire early any of our outstanding debt, to complete acquisitions or to use capital for other corporate purposes.
REGISTRATION STATEMENTS
On May 3, 2024, we filed two registration statements with the SEC, replacing two previously filed registration statements upon their expiration. The first statement, a shelf registration, allows us to offer for sale from time to time, either separately or together in any combination, equity, debt or other securities described in the registration statement. No new debt or equity has been issued pursuant to the registration statement. The second registration statement allows for the issuance of up to 1,500,000 common shares under our Automatic Dividend Reinvestment and Share Purchase Plan, which provides our common shareholders, retail customers of OTP and other interested investors a method of purchasing our common shares by reinvesting their dividends and/or making optional cash investments. Shares purchased under the plan may be newly issued common shares or common shares purchased on the open market. As of March 31, 2025, there were 1,404,582 shares available for purchase or issuance under the plan. Both registration statements expire in May 2027.
SHORT-TERM DEBT
OTC and OTP are each party to a credit agreement (the OTC Credit Agreement and the OTP Credit Agreement, respectively) which each provides for unsecured revolving lines of credit. The following is a summary of key provisions and borrowing information as of and for the three months ended, March 31, 2025:

(in thousands, except interest rates)	OTC Credit Agreement	OTP Credit Agreement

Borrowing Limit	$170,000	$220,000
Borrowing Limit if Accordion Exercised[1]	290,000	300,000
Amount Restricted Due to Outstanding Letters of Credit as of March 31, 2025	—	8,772
Amount Outstanding as of March 31, 2025	—	58,853
Average Amount Outstanding During the Three Months Ended March 31, 2025	—	88,129
Maximum Amount Outstanding During the Three Months Ended March 31, 2025	$—	$111,820
Interest Rate as of March 31, 2025	5.82%	5.54%
Maturity Date	December 11, 2029	December 11, 2029

[1]Each facility includes an accordion featuring allowing the borrower to increase the borrowing limit if certain terms and conditions are met.

LONG-TERM DEBT
On March 27, 2025, OTP entered into a Note Purchase Agreement pursuant to which OTP issued, in a private placement transaction, $100.0 million of senior unsecured notes consisting of (a) $50.0 million of 5.49% Series 2025A Senior Unsecured Notes due March 27, 2035, and (b) $50.0 million of 5.98% Series 2025B Senior Unsecured Notes due June 5, 2055. The Series 2025A Notes were issued on March 27, 2025, upon entering into the agreement. The Series 2025B Notes are expected to be issued on June 5, 2025, subject to the satisfaction of certain customary conditions to closing. We do not anticipate or plan to issue any additional long-term debt in 2025.
As of March 31, 2025, we had $997.0 million of principal outstanding under long-term debt arrangements. These instruments generally provide for unsecured borrowings at fixed rates of interest with maturities ranging from 2026 to 2054. Note 6 to our consolidated financial statements included in this Quarterly Report on Form 10-Q includes additional information regarding these long-term debt instruments.
Financial Covenants
Certain of our short- and long-term debt agreements require OTC and OTP to maintain certain financial covenants. As of March 31, 2025, we were in compliance with these financial covenants as further described below:
OTC, under its financial covenants, may not permit its ratio of interest-bearing debt to total capitalization to exceed 0.60 to 1.00 or 0.65 to 1.00, depending on the debt agreement, may not permit its interest and dividend coverage ratio to be less than 1.50 to 1.00 and may not permit its priority indebtedness to exceed 10 percent of its total capitalization. As of March 31, 2025, OTC's interest-bearing debt to total capitalization was 0.38 to 1.00, OTC's interest and dividend coverage ratio was 9.33 to 1.00 and OTC had no priority indebtedness outstanding.
OTP, under its financial covenants, may not permit its ratio of interest-bearing debt to total capitalization to exceed 0.60 to 1.00 or 0.65 to 1.00, depending on the debt agreement, may not permit its interest and dividend coverage ratio to be less than 1.50 to 1.00 and may not permit its priority indebtedness to exceed 20 percent of its total capitalization. As of March 31, 2025, OTP's interest-bearing debt to total capitalization was 0.48 to 1.00, OTP's interest and dividend coverage ratio was 3.17 to 1.00 and OTP had no priority indebtedness outstanding.

CRITICAL ACCOUNTING POLICIES INVOLVING SIGNIFICANT ESTIMATES
The discussion and analysis of our results of operations are based on financial statements prepared in accordance with generally accepted accounting principles in the United States of America. Certain of our accounting policies require management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the preparation of our consolidated financial statements. We have disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024 the critical accounting policies that affect our most significant estimates and assumptions used in preparing our consolidated financial statements. There have been no material changes to our critical accounting policies and estimates from those disclosed in the most recent Annual Report on Form 10-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk from those disclosed in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) as of March 31, 2025, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2025.
Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Several complaints have been filed against certain PVC pipe manufacturers, including OTC, alleging, among other things, that the defendants conspired to fix, raise, maintain, and stabilize the price of PVC municipal water and electrical conduit pipe in violation of United States antitrust laws. See Note 9, Commitments and Contingencies, to the consolidated financial statements, which is incorporated herein by reference, for further discussion of this matter.

ITEM 1A.	RISK FACTORS
There have been no material changes from the risk factors disclosed in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Otter Tail Corporation common shares were made on the open market during the three months ended March 31, 2025 as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(3)

January 2025(1)	16,433	$73.56	—	$—
February 2025(2)	3,370	78.70	—	—
March 2025	—	—	—	—
Total	19,803	$74.43	—	$—

(1) These purchases were made to satisfy obligations under our Employee Stock Purchase Plan as we elected to acquire shares in the open market to fulfill share issuances to plan participants.
(1) These purchases were made in connection with our Employee Stock Ownership Plan as we elected to acquire shares in the open market to fulfill share contributions to the plan.
(3) We do not have any publicly announced share repurchase plans or programs.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
The following Exhibits are filed as part of, or incorporated by reference into, this report.

No.	Description

10.1
Note Purchase Agreement dated as of March 27, 2025, between Otter Tail Power Company and the Purchasers named therein (incorporated by reference to Exhibit 4.1 to the Form 8-K filed by Otter Tail Corporation on March 31, 2025)

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

Dated: May 7, 2025