Form 10-Q
period 2025-06-30
Otter Tail Corp
filed 2025-08-06
CIK 1466593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2025 or
☐    Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
41,905,520 Common Shares ($5 par value) as of July 31, 2025.

DEFINITIONS
The following abbreviations or acronyms are used in the text.

ARO	Asset Retirement Obligation	OTP	Otter Tail Power Company
ARP	Alternative Revenue Program	PIR	Phase-In Rider
ASC	Accounting Standards Codification	PSLRA	Private Securities Litigation Reform Act of 1995
EPA	Environmental Protection Agency	PTC	Production Tax Credits
ESSRP	Executive Survivor and Supplemental Retirement Plan	PVC	Polyvinyl chloride
EUIC	Electric Utility Infrastructure Costs Rider	RHR	Regional Haze Rule
FASB	Financial Accounting Standards Board	ROE	Return on equity
FERC	Federal Energy Regulatory Commission	RRR	Renewable Resource Rider
GHG	Greenhouse Gas	RTO	Regional Transmission Organizations
kwh	kilowatt-hour	SDPUC	South Dakota Public Utilities Commission
Merricourt	Merricourt Wind Energy Center	SEC	Securities and Exchange Commission
MISO	Midcontinent Independent System Operator, Inc.	SIP	State Implementation Plan
MPUC	Minnesota Public Utilities Commission	SOFR	Secured Overnight Financing Rate
OBBBA	One Big Beautiful Bill Act	TCR	Transmission Cost Recovery Rider
OTC	Otter Tail Corporation

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
PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

OTTER TAIL CORPORATION
CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share data)	June 30, 2025	December 31, 2024

Assets
Current Assets
Cash and Cash Equivalents	$307,241	$294,651
Receivables, net of allowance for credit losses	180,823	145,964
Inventories	151,558	148,885
Regulatory Assets	8,946	9,962
Other Current Assets	25,842	30,579
Total Current Assets	674,410	630,041
Noncurrent Assets
Investments	128,289	121,177
Property, Plant and Equipment, net of accumulated depreciation	2,754,068	2,692,460
Regulatory Assets	99,010	98,673
Intangible Assets, net of accumulated amortization	5,192	5,743
Goodwill	37,572	37,572
Other Noncurrent Assets	66,747	66,416
Total Noncurrent Assets	3,090,878	3,022,041
Total Assets	$3,765,288	$3,652,082

Liabilities and Shareholders' Equity
Current Liabilities
Short-Term Debt	$—	$69,615
Accounts Payable	98,234	113,574
Accrued Salaries and Wages	25,039	34,398
Accrued Taxes	16,465	17,314
Regulatory Liabilities	24,580	29,307
Other Current Liabilities	39,162	45,582
Total Current Liabilities	203,480	309,790
Noncurrent Liabilities
Pension Benefit Liability	32,204	32,614
Other Postretirement Benefits Liability	26,494	27,385
Regulatory Liabilities	289,546	288,928
Deferred Income Taxes	278,091	267,745
Deferred Tax Credits	14,705	14,990
Other Noncurrent Liabilities	102,932	98,397
Total Noncurrent Liabilities	743,972	730,059
Commitments and Contingencies (Note 9)
Capitalization
Long-Term Debt	1,043,374	943,734
Shareholders' Equity
Common Shares: 50,000,000 shares authorized, $5 par value; 41,904,370 and 41,827,967 outstanding at June 30, 2025 and December 31, 2024	209,522	209,140
Additional Paid-In Capital	432,664	429,089
Retained Earnings	1,131,542	1,029,738
Accumulated Other Comprehensive Income	734	532
Total Shareholders' Equity	1,774,462	1,668,499
Total Capitalization	2,817,836	2,612,233
Total Liabilities and Shareholders' Equity	$3,765,288	$3,652,082
See accompanying condensed notes to consolidated financial statements.

OTTER TAIL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per-share amounts)	2025	2024	2025	2024

Operating Revenues
Electric	$128,731	$112,828	$278,451	$254,317
Product Sales	204,312	229,508	391,945	435,087
Total Operating Revenues	333,043	342,336	670,396	689,404
Operating Expenses
Electric Production Fuel	16,292	12,324	30,613	30,018
Electric Purchased Power	15,497	9,249	46,367	31,771
Electric Operating and Maintenance Expenses	46,804	44,652	95,685	92,630
Cost of Products Sold (excluding depreciation)	105,966	116,795	210,353	231,518
Nonelectric Selling, General, and Administrative Expenses	17,352	18,154	38,644	37,067
Depreciation and Amortization	29,447	26,632	58,822	52,528
Electric Property Taxes	4,227	3,619	8,455	7,986
Total Operating Expenses	235,585	231,425	488,939	483,518
Operating Income	97,458	110,911	181,457	205,886
Other Income and (Expense)
Interest Expense	(11,720)	(10,202)	(23,273)	(20,052)
Nonservice Components of Postretirement Benefits	854	2,388	2,136	4,830
Other Income (Expense), net	4,788	4,490	9,244	9,069
Income Before Income Taxes	91,380	107,587	169,564	199,733
Income Tax Expense	13,652	20,592	23,737	38,400
Net Income	$77,728	$86,995	$145,827	$161,333

Weighted-Average Common Shares Outstanding:
Basic	41,874	41,784	41,850	41,754
Diluted	42,118	42,068	42,090	42,051
Earnings Per Share:
Basic	$1.86	$2.08	$3.48	$3.86
Diluted	$1.85	$2.07	$3.46	$3.84
See accompanying condensed notes to consolidated financial statements.

OTTER TAIL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024

Net Income	$77,728	$86,995	$145,827	$161,333
Other Comprehensive Income (Loss):
Unrealized Gain (Loss) on Available-for-Sale Securities, net of tax (expense) benefit of $0, $71, ($66) and $74	12	(269)	225	(282)
Pension and Other Postretirement Benefits, net of tax benefit of $4, $10, $8 and $36	(12)	(29)	(23)	(103)
Total Other Comprehensive Income (Loss)	—	(298)	202	(385)
Total Comprehensive Income	$77,728	$86,697	$146,029	$160,948
See accompanying condensed notes to consolidated financial statements.

OTTER TAIL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)

(in thousands, except common shares outstanding)	Common Shares Outstanding	Par Value, Common Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity

Balance, March 31, 2025	41,873,995	$209,370	$431,423	$1,075,834	$734	$1,717,361
Stock Issued Under Share-Based Compensation Plans, net of shares withheld for employee taxes	30,375	152	(152)	—	—	—
Stock Purchase Plan Expenses	—	—	(244)	—	—	(244)
Stock Compensation Expense	—	—	1,637	—	—	1,637
Net Income	—	—	—	77,728	—	77,728
Other Comprehensive Income	—	—	—	—	—	—
Common Dividends ($0.5250 per share)	—	—	—	(22,020)	—	(22,020)
Balance, June 30, 2025	41,904,370	$209,522	$432,664	$1,131,542	$734	$1,774,462

Balance, March 31, 2024	41,783,750	$208,918	$426,358	$861,127	$1,061	$1,497,464
Stock Issued Under Share-Based Compensation Plans, net of shares withheld for employee taxes	30,675	154	(154)	—	—	—
Stock Purchase Plan Expenses	—	—	(250)	—	—	(250)
Stock Compensation Expense	—	—	1,310	—	—	1,310
Net Income	—	—	—	86,995	—	86,995
Other Comprehensive Loss	—	—	—	—	(298)	(298)
Common Dividends ($0.4675 per share)	—	—	—	(19,569)	—	(19,569)
Balance, June 30, 2024	41,814,425	$209,072	$427,264	$928,553	$763	$1,565,652

Balance, December 31, 2024	41,827,967	$209,140	$429,089	$1,029,738	$532	$1,668,499
Stock Issued Under Share-Based Compensation Plans, net of shares withheld for employee taxes	76,403	382	(3,516)	—	—	(3,134)
Stock Purchase Plan Expenses	—	—	(305)	—	—	(305)
Stock Compensation Expense	—	—	7,396	—	—	7,396
Net Income	—	—	—	145,827	—	145,827
Other Comprehensive Income	—	—	—	—	202	202
Common Dividends ($1.0500 per share)	—	—	—	(44,023)	—	(44,023)
Balance, June 30, 2025	41,904,370	$209,522	$432,664	$1,131,542	$734	$1,774,462

Balance, December 31, 2023	41,710,521	$208,553	$426,963	$806,342	$1,148	$1,443,006
Stock Issued Under Share-Based Compensation Plans, net of shares withheld for employee taxes	103,904	519	(6,272)	—	—	(5,753)
Stock Purchase Plan Expenses	—	—	(251)	—	—	(251)
Stock Compensation Expense	—	—	6,824	—	—	6,824
Net Income	—	—	—	161,333	—	161,333
Other Comprehensive Loss	—	—	—	—	(385)	(385)
Common Dividends ($0.9350 per share)	—	—	—	(39,122)	—	(39,122)
Balance, June 30, 2024	41,814,425	$209,072	$427,264	$928,553	$763	$1,565,652
See accompanying condensed notes to consolidated financial statements.

OTTER TAIL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended June 30,
(in thousands)	2025	2024

Operating Activities
Net Income	$145,827	$161,333
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	58,822	52,528
Deferred Tax Credits	(285)	(372)
Deferred Income Taxes	6,149	9,492
Investment Gains	(2,741)	(3,111)
Stock Compensation Expense	7,396	6,824
Other, Net	(1,745)	(1,251)
Changes in Operating Assets and Liabilities:
Receivables	(34,859)	(34,803)
Inventories	(131)	(11,551)
Regulatory Assets	(643)	7,361
Other Assets	4,756	(3,951)
Accounts Payable	(6,477)	41,239
Accrued and Other Liabilities	(13,447)	(19,312)
Regulatory Liabilities	198	23,863
Pension and Other Postretirement Benefits	(3,441)	(4,828)
Net Cash Provided by Operating Activities	159,379	223,461
Investing Activities
Capital Expenditures	(124,239)	(175,528)
Proceeds from Disposal of Noncurrent Assets	2,792	5,124
Purchases of Investments and Other Assets	(5,579)	(57,661)
Net Cash Used in Investing Activities	(127,026)	(228,065)
Financing Activities
Net Repayments of Short-Term Debt	(69,615)	(68,612)
Proceeds from Issuance of Long-Term Debt	100,000	120,000
Dividends Paid	(44,023)	(39,122)
Payments for Shares Withheld for Employee Tax Obligations	(3,134)	(5,753)
Other, net	(2,991)	(1,610)
Net Cash (Used In) Provided by Financing Activities	(19,763)	4,903
Net Change in Cash and Cash Equivalents	12,590	299
Cash and Cash Equivalents at Beginning of Period	294,651	230,373
Cash and Cash Equivalents at End of Period	$307,241	$230,672

Supplemental Disclosure of Noncash Investing Activities
Accrued Property, Plant and Equipment Additions	$13,576	$9,198
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
Because of the seasonality of our businesses and other factors, earnings for the three and six months ended June 30, 2025 should not be taken as an indication of earnings for all or any part of the balance of the current year or as an indication of earnings for future years.
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

2. Segment Information
Our business is comprised of three reportable segments: Electric, Manufacturing and Plastics, consistent with our business strategy, organizational structure, and internal reporting and review processes. Segment net income is the primary measure of segment profit or loss used by our chief operating decision maker in assessing segment performance and allocating resources to our segments.
Segment Profit or Loss
Information about each segment, including significant expenses and net income of each segment, for the three and six months ended June 30, 2025 and 2024 are as follows:
Electric Segment

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024

Operating Revenue	$128,731	$112,828	$278,451	$254,317
Production Fuel and Purchased Power	31,789	21,573	76,980	61,789
Operating and Maintenance Expenses	46,804	44,652	95,685	92,630
Depreciation and Amortization	22,278	20,387	44,655	40,273
Property Taxes	4,227	3,619	8,455	7,986
Interest Expense	10,822	9,307	21,479	18,261
Income Tax (Benefit) Expense	(4,469)	(1,401)	(8,477)	(225)
Other Segment Items(1)	(1,915)	(3,794)	(4,229)	(7,353)
Net Income	$19,195	$18,485	$43,903	$40,956

(1) Other segment items includes nonservice components of postretirement benefits, allowance for funds used during construction and other expenses (income).
Manufacturing Segment

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024

Operating Revenue	$78,726	$96,684	$160,412	$196,065
Cost of Goods Sold	63,311	75,620	131,827	156,235
Selling, General, and Administrative Expenses	10,350	11,464	21,093	22,816
Interest Expense	627	631	1,249	1,202
Income Tax Expense	958	2,135	1,230	3,717
Other Segment Items	(1)	(1)	—	(1)
Net Income	$3,481	$6,835	$5,013	$12,096
Plastics Segment

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024

Operating Revenue	$125,586	$132,824	$231,533	$239,022
Cost of Goods Sold	46,929	44,998	87,016	82,809
Selling, General, and Administrative Expenses	6,623	5,737	13,608	10,821
Interest Expense	246	151	392	298
Income Tax Expense	18,684	21,327	33,977	37,771
Other Segment Items	—	(1)	(3)	(27)
Net Income	$53,104	$60,612	$96,543	$107,350

Capital Expenditures and Identifiable Assets
The following provides capital expenditures for each reportable segment and our corporate cost center for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
(in thousands)	2025	2024

Capital Expenditures
Electric	$114,038	$145,201
Manufacturing	4,674	15,708
Plastics	4,915	14,550
Corporate	612	69
Total	$124,239	$175,528
The following provides the identifiable assets by segment and corporate assets as of June 30, 2025 and December 31, 2024:

(in thousands)	June 30, 2025	December 31, 2024

Identifiable Assets
Electric	$2,914,414	$2,785,522
Manufacturing	247,556	254,445
Plastics	221,253	186,043
Corporate	382,065	426,072
Total	$3,765,288	$3,652,082
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
Included below is a reconciliation of certain segment information and our unallocated corporate costs to consolidated amounts for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024

Depreciation and Amortization
Electric	$22,278	$20,387	$44,655	$40,273
Manufacturing	5,523	5,087	10,946	9,999
Plastics	1,588	1,133	3,135	2,208
Corporate	58	25	86	48
Total	$29,447	$26,632	$58,822	$52,528

Interest Expense
Total Interest Expense of Reportable Segments	$11,695	$10,089	$23,120	$19,761
Corporate Interest Expense	25	113	153	291
Total	$11,720	$10,202	$23,273	$20,052

Income Tax Expense (Benefit)
Total Income Tax Expense of Reportable Segments	$15,173	$22,061	$26,730	$41,263
Corporate Income Tax Benefit	(1,521)	(1,469)	(2,993)	(2,863)
Total	$13,652	$20,592	$23,737	$38,400

Net Income
Total Net Income of Reportable Segments	$75,780	$85,932	$145,459	$160,402
Corporate Net Income	1,948	1,063	368	931
Total	$77,728	$86,995	$145,827	$161,333

3. Revenue
We present our operating revenues from external customers, in total and by amounts arising from contracts with customers and alternative revenue program (ARP) arrangements, disaggregated by revenue source and segment for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024

Operating Revenues
Electric Segment
Retail: Residential	$29,586	$26,369	$72,846	$65,824
Retail: Commercial and Industrial	78,699	68,191	166,585	151,221
Retail: Other	1,845	1,822	4,071	3,826
Total Retail	110,130	96,382	243,502	220,871
Transmission	13,232	12,440	25,363	24,654
Wholesale	3,261	1,669	6,039	5,134
Other	2,108	2,337	3,547	3,658
Total Electric Segment	128,731	112,828	278,451	254,317
Manufacturing Segment
Metal Parts and Tooling	69,348	88,152	140,219	176,067
Plastic Products and Tooling	7,587	6,467	16,545	15,453
Scrap Metal	1,791	2,065	3,648	4,545
Total Manufacturing Segment	78,726	96,684	160,412	196,065
Plastics Segment
PVC Pipe	125,586	132,824	231,533	239,022
Total Operating Revenue	333,043	342,336	670,396	689,404
Less: Non-contract Revenues Included Above
Electric Segment - ARP Revenues	610	(62)	628	(234)
Total Operating Revenues from Contracts with Customers	$332,433	$342,398	$669,768	$689,638
4. Select Balance Sheet Information
Receivables and Allowance for Credit Losses
Receivables as of June 30, 2025 and December 31, 2024 are as follows:

(in thousands)	June 30, 2025	December 31, 2024

Receivables
Trade	$152,430	$112,169
Other	12,705	13,799
Unbilled Receivables	18,045	21,916
Total Receivables	183,180	147,884
Less: Allowance for Credit Losses	2,357	1,920
Receivables, net of allowance for credit losses	$180,823	$145,964
The following is a summary of activity in the allowance for credit losses for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
(in thousands)	2025	2024

Beginning Balance, January 1	$1,920	$2,522
Additions Charged to Expense	880	471
Reductions for Amounts Written Off, Net of Recoveries	(443)	(967)
Ending Balance, June 30	$2,357	$2,026

Inventories
Inventories consist of the following as of June 30, 2025 and December 31, 2024:

(in thousands)	June 30, 2025	December 31, 2024

Raw Material, Fuel and Supplies	$39,693	$43,345
Work in Process	22,012	22,637
Finished Goods	89,853	82,903
Total Inventories	$151,558	$148,885
Investments
The following is a summary of our investments as of June 30, 2025 and December 31, 2024:

(in thousands)	June 30, 2025	December 31, 2024

Short-term Investments
Government Debt Securities	$275	$753
Long-term Investments
Corporate-Owned Life Insurance Policies	48,225	47,895
Government Debt Securities	61,643	60,378
Corporate Debt Securities	1,684	1,628
Mutual Funds	15,338	10,653
Money Market Funds	1,372	596
Other Investments	27	27
Total Long-term Investments	128,289	121,177
Total Investments	$128,564	$121,930
Debt Securities. The following table summarizes the amortized cost and fair value of available-for-sale debt securities and the corresponding amounts of gross unrealized gains and losses as of June 30, 2025 and December 31, 2024:

	June 30, 2025

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value

Government Debt Securities	$61,408	$589	$(79)	$61,918
Corporate Debt Securities	1,672	17	(5)	1,684
Total	$63,080	$606	$(84)	$63,602

	December 31, 2024

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value

Government Debt Securities	$60,891	$424	$(184)	$61,131
Corporate Debt Securities	1,629	9	(10)	1,628
Total	$62,520	$433	$(194)	$62,759
As of June 30, 2025 and December 31, 2024, no unrealized losses on debt securities were deemed to be other-than-temporary.
The following table summarizes the fair value of available-for-sale debt securities by contractual maturity date as of June 30, 2025:

(in thousands)	June 30, 2025

Due in one year or less	$275
Due in one to five years	63,327
Total	$63,602

Equity Securities. The amount of net unrealized gains and losses during the six months ended June 30, 2025 and 2024 on marketable equity securities still held as of June 30, 2025 and 2024 was not material.
Property, Plant and Equipment
Major classes of property, plant and equipment as of June 30, 2025 and December 31, 2024 include:

(in thousands)	June 30, 2025	December 31, 2024

Electric Plant
Electric Plant in Service	$3,223,451	$3,180,943
Construction Work in Progress	273,266	231,890
Total Gross Electric Plant	3,496,717	3,412,833
Less Accumulated Depreciation and Amortization	917,960	899,049
Net Electric Plant	2,578,757	2,513,784
Nonelectric Property, Plant and Equipment
Nonelectric Property, Plant and Equipment in Service	397,895	362,565
Construction Work in Progress	12,343	40,536
Total Gross Nonelectric Property, Plant and Equipment	410,238	403,101
Less Accumulated Depreciation and Amortization	234,927	224,425
Net Nonelectric Property, Plant and Equipment	175,311	178,676
Net Property, Plant and Equipment	$2,754,068	$2,692,460
5. Regulatory Matters
Regulatory Assets and Liabilities
The following presents our current and long-term regulatory assets and liabilities as of June 30, 2025 and December 31, 2024 and the period we expect to recover or refund such amounts:

	Period of	June 30, 2025		December 31, 2024
(in thousands)	Recovery/Refund	Current	Long-Term	Current	Long-Term

Regulatory Assets
Pension and Other Postretirement Benefit Plans[1]	Various	$—	$87,508	$—	$88,161
Alternative Revenue Program Riders[2]	Up to 2 years	4,982	98	4,257	195
Deferred Income Taxes[1]	Asset lives	—	9,299	—	8,944
Fuel Clause Adjustments[1]	Up to 1 year	2,036	—	2,218	—
Derivative Instruments[1]	Up to 2 years	902	822	1,989	—
Other[1]	Various	1,026	1,283	1,498	1,373
Total Regulatory Assets		$8,946	$99,010	$9,962	$98,673
Regulatory Liabilities
Deferred Income Taxes	Asset lives	$—	$126,602	$—	$130,387
Plant Removal Obligations	Asset lives	—	126,522	—	126,263
Fuel Clause Adjustments	Up to 1 year	4,971	—	11,432	—
Alternative Revenue Program Riders	Up to 1 year	14,724	—	14,255	—
North Dakota PTC Refunds	Asset lives	—	24,766	—	20,099
Pension and Other Postretirement Benefit Plans	Various	2,547	9,977	2,547	10,758
Other	Various	2,338	1,679	1,073	1,421
Total Regulatory Liabilities		$24,580	$289,546	$29,307	$288,928

[1]Costs subject to recovery without a rate of return.
[2]Amounts eligible for recovery includes an incentive or rate of return.
South Dakota Rate Case
On June 4, 2025, Otter Tail Power (OTP) filed a request with the South Dakota Public Utilities Commission (SDPUC) for an increase in revenue recoverable under general rates in South Dakota. In its filing, OTP requested a net increase in annual revenue of $5.7 million, or 12.50%, based on an allowed rate of return on rate base of 8.29% and an allowed rate of return on equity (ROE) of 10.80% on an equity ratio of 53.54% of total capital. Through this proceeding, OTP has proposed changes to the mechanism of certain cost and investment recovery, with recovery moving from riders into base rates. The SDPUC will establish a schedule for making its decision on the company’s request. If the SDPUC does not issue its decision within 180 days, OTP can increase rates on an interim basis beginning December 1, 2025. These interim rate revenues, when collected, are subject to potential refund until the finalization of the rate case.
6. Short-Term and Long-Term Borrowings
The following is a summary of our outstanding short- and long-term borrowings by borrower, OTC or OTP, as of June 30, 2025 and December 31, 2024:
Short-Term Debt
The following is a summary of our lines of credit as of June 30, 2025 and December 31, 2024:

		June 30, 2025			December 31, 2024
(in thousands)	Borrowing Limit	Amount Outstanding	Letters of Credit	Amount Available	Amount Available

OTC Credit Agreement	$170,000	$—	$—	$170,000	$170,000
OTP Credit Agreement	220,000	—	9,022	210,978	141,613
Total	$390,000	$—	$9,022	$380,978	$311,613
Borrowings under each credit facility are subject to a variable rate of interest on outstanding balances and a commitment fee is charged based on the average unused amount available to be drawn under the respective facility. The variable rate of interest to be charged is based on a benchmark interest rate, either the Secured Overnight Financing Rate (SOFR) or a Base Rate, as defined in the credit agreements, selected by the borrower at the time of an advance, subject to the conditions of each agreement, plus an applicable credit spread. The credit spread ranges from zero to 2.00%, depending on the benchmark interest rate selected, and is subject to adjustment based on the credit ratings of the relevant borrower. There were no outstanding borrowings on either credit facility as of June 30, 2025. The weighted-average interest rate on all outstanding borrowings as of December 31, 2024 was 5.61%.

Long-Term Debt
The following is a summary of outstanding long-term debt by borrower as of June 30, 2025 and December 31, 2024:

				(in thousands)
Borrower	Debt Instrument	Rate	Maturity	June 30, 2025	December 31, 2024

OTC	Guaranteed Senior Notes	3.55%	12/15/26	$80,000	$80,000
OTP	Series 2007C Senior Unsecured Notes	6.37%	08/02/27	42,000	42,000
OTP	Series 2013A Senior Unsecured Notes	4.68%	02/27/29	60,000	60,000
OTP	Series 2019A Senior Unsecured Notes	3.07%	10/10/29	10,000	10,000
OTP	Series 2020A Senior Unsecured Notes	3.22%	02/25/30	10,000	10,000
OTP	Series 2020B Senior Unsecured Notes	3.22%	08/20/30	40,000	40,000
OTP	Series 2021A Senior Unsecured Notes	2.74%	11/29/31	40,000	40,000
OTP	Series 2024A Senior Unsecured Notes	5.48%	04/01/34	60,000	60,000
OTP	Series 2025A Senior Unsecured Notes	5.49%	03/27/35	50,000	—
OTP	Series 2007D Senior Unsecured Notes	6.47%	08/20/37	50,000	50,000
OTP	Series 2019B Senior Unsecured Notes	3.52%	10/10/39	26,000	26,000
OTP	Series 2020C Senior Unsecured Notes	3.62%	02/25/40	10,000	10,000
OTP	Series 2013B Senior Unsecured Notes	5.47%	02/27/44	90,000	90,000
OTP	Series 2018A Senior Unsecured Notes	4.07%	02/07/48	100,000	100,000
OTP	Series 2019C Senior Unsecured Notes	3.82%	10/10/49	64,000	64,000
OTP	Series 2020D Senior Unsecured Notes	3.92%	02/25/50	15,000	15,000
OTP	Series 2021B Senior Unsecured Notes	3.69%	11/29/51	100,000	100,000
OTP	Series 2022A Senior Unsecured Notes	3.77%	05/20/52	90,000	90,000
OTP	Series 2024B Senior Unsecured Notes	5.77%	04/01/54	60,000	60,000
OTP	Series 2025B Senior Unsecured Notes	5.98%	06/05/55	50,000	—
Total				1,047,000	947,000
Less:	Unamortized Long-Term Debt Issuance Costs			3,626	3,266
Total Long-Term Debt, Net of Unamortized Debt Issuance Costs				$1,043,374	$943,734
On March 27, 2025, OTP entered into a Note Purchase Agreement pursuant to which OTP issued, in a private placement transaction, $100.0 million of senior unsecured notes consisting of (a) $50.0 million of 5.49% Series 2025A Senior Unsecured Notes due March 27, 2035, and (b) $50.0 million of 5.98% Series 2025B Senior Unsecured Notes due June 5, 2055. The Series 2025A Notes were issued on March 27, 2025, upon entering into the agreement. The Series 2025B Notes were issued on June 5, 2025.
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
Financial Covenants
Certain of OTC's and OTP's short- and long-term debt agreements require the borrower, whether OTC or OTP, to maintain certain financial covenants, including a maximum debt to total capitalization ratio of 0.60 to 1.00 or 0.65 to 1.00, depending on the debt agreement, a minimum interest and dividend coverage ratio of 1.50 to 1.00, and a maximum level of priority indebtedness. As of June 30, 2025, OTC and OTP were in compliance with these financial covenants.
7. Employee Postretirement Benefits
Pension Plan and Other Postretirement Benefits
The Company sponsors a noncontributory funded pension plan (the Pension Plan), an unfunded, nonqualified Executive Survivor and Supplemental Retirement Plan (the ESSRP), both accounted for as defined benefit pension plans, and a postretirement healthcare plan accounted for as an other postretirement benefit plan.

The following tables include the components of net periodic benefit cost (income) related to our defined benefit pension plans and other postretirement benefits for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	Pension Benefits (Pension Plan)		Pension Benefits (ESSRP)		Postretirement Benefits
(in thousands)	2025	2024	2025	2024	2025	2024

Service Cost	$875	$971	$—	$—	$122	$122
Interest Cost	4,326	4,297	473	474	402	400
Expected Return on Assets	(6,191)	(6,379)	—	—	—	—
Amortization of Prior Service Cost	—	—	—	—	(949)	(1,575)
Amortization of Net Actuarial Loss	336	39	—	—	—	—
Net Periodic Benefit Cost (Income)	$(654)	$(1,072)	$473	$474	$(425)	$(1,053)

	Six Months Ended June 30,
	Pension Benefits (Pension Plan)		Pension Benefits (ESSRP)		Postretirement Benefits
(in thousands)	2025	2024	2025	2024	2025	2024

Service Cost	$1,751	$1,943	$—	$—	$245	$245
Interest Cost	8,652	8,594	947	948	805	800
Expected Return on Assets	(12,382)	(12,759)	—	—	—	—
Amortization of Prior Service Cost	—	—	—	—	(1,898)	(3,151)
Amortization of Net Actuarial Loss	671	79	—	—	—	—
Net Periodic Benefit Cost (Income)	$(1,308)	$(2,143)	$947	$948	$(848)	$(2,106)
The following table includes the impact of regulation on the recognition of periodic benefit cost (income) arising from pension and other postretirement benefits for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024

Net Periodic Benefit Cost (Income)	$(606)	$(1,651)	$(1,209)	$(3,301)
Net Amount Amortized Due to the Effect of Regulation	749	356	1,069	659
Net Periodic Benefit Cost (Income) Recognized	$143	$(1,295)	$(140)	$(2,642)
We had no minimum funding requirements for our Pension Plan or any other postretirement benefit plans as of December 31, 2024. We did not make any contributions to our Pension Plan during the six months ended June 30, 2025 and 2024.
8. Income Taxes
The Company's effective tax rate was 14.9% and 19.2% for the three months ended June 30, 2025 and 2024 and 14.0% and 19.2% for the six months ended June 30, 2025 and 2024. These rates differ from the federal statutory rate of 21% primarily due to the impact of production tax credits (PTCs) associated with the energy generation of our wind and solar assets, partially offset by the impact of state taxes. The decrease in our effective tax rate was primarily the result of an increase in PTCs compared to last year, which was driven by increased wind generation from our facilities which qualify for PTCs, including the completion of our first wind repowering project in late 2024, which triggered the commencement of PTCs from this facility.
One Big Beautiful Bill Act
On July 4, 2025, broad spending and tax law legislation referred to as the One Big Beautiful Bill Act (OBBBA) was enacted in the U.S. The aspects of the law that may impact our financial position and future investment opportunities include changes to existing renewable energy credits and certain corporate income tax changes.
The OBBBA alters the timing and eligibility of certain tax credits for renewable energy projects. Wind and solar projects that begin construction by July 3, 2026 are eligible for technology-neutral tax credits (production tax credits or investment tax credits). Projects that begin construction after July 4, 2026 must be in service by December 31, 2027 to qualify for technology-neutral tax credits. For projects that begin construction after December 31, 2025, new provisions restrict tax credit eligibility for those projects involving material assistance or effective control by a Foreign Entity of Concern, as defined in the legislation, which includes entities linked to China, Russia, Iran or North Korea.

The OBBBA also includes changes to corporate income tax rules and regulations, including reinstating 100% bonus depreciation, immediate expensing of domestic research and development costs, and modifications to the business interest expense limitation.
The effects of changes in tax laws and regulations are required to be recognized in our financial statements in the period of enactment. Consequently, as of the date of enactment and during the three months ended September 30, 2025, the Company will recognize the impact of the newly enacted tax law. We are currently assessing its impact on our consolidated financial statements.
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
Contingencies
Self-Funding of Transmission Upgrades for Generator Interconnections. The Federal Energy Regulatory Commission (FERC) has granted transmission owners within Midcontinent Independent System Operator, Inc. (MISO) and other regional transmission organizations (RTOs) the unilateral authority to determine the funding mechanism for interconnection transmission upgrades that are necessary to accommodate new generation facilities connecting to the electrical grid. Under existing FERC orders, transmission owners can unilaterally determine whether the generator pays the transmission owner in advance for the transmission upgrade or, alternatively, the transmission owner can elect to fund the upgrade and recover over time from the generator the cost of and a return on the upgrade investment (a self-funding). FERC’s orders granting transmission owners this unilateral funding authority have been judicially contested on the basis that transmission owners may be motivated to discriminate among generators in making funding determinations. In the most recent judicial proceedings, the petitioners argued to the U.S. Court of Appeals for the District of Columbia that FERC did not comply with a previous judicial order to fully develop a record regarding the risk of discrimination and the financial risk absorbed by transmission owners for generator-funded upgrades. In December 2022, the Court of Appeals ruled in favor of the petitioners remanding the matter to FERC, instructing the agency to adequately explain the basis of its orders. The Court of Appeals decision did not vacate transmission owners’ unilateral funding authority.
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
The order required each RTO to submit filings to either 1) show cause as to why the transmission tariff remains just and reasonable and not duly discriminatory or preferential, or 2) explain what changes to the tariff it believes would remedy the identified concerns. FERC has received a number of responses to its Order to Show Cause. In September 2024, in separate filings, MISO and transmission owners within MISO, including OTP, filed responses outlining the reasons why the self-funding option remains just and reasonable and not unduly discriminatory or preferential. Other responses have been provided by other RTOs, individual transmission owners, developers of renewable generation facilities and other interested parties.
OTP, as a transmission owner in MISO, has exercised its authority and elected to self-fund transmission upgrades necessary to accommodate new system generation. Under such an election, OTP is recovering the cost of the transmission upgrade and a return on that investment from the generator over a contractual period of time. Should the resolution of this matter eliminate transmission owners’ unilateral funding authority on either a prospective or retrospective basis, our financial results would be impacted. We cannot at this time reasonably predict the outcome of this matter given the uncertainty as to how FERC may ultimately decide on the matter after the RTOs' filings in response to the Order to Show Cause.

Class Action Lawsuits and Related Matters. Several class action complaints on behalf of direct and indirect purchasers of PVC municipal water pipe and electrical conduit pipe have been filed in the U.S. District Court for the Northern District of Illinois alleging violations of antitrust laws. These complaints have been filed against certain PVC pipe manufacturers, including OTC, as well as Oil Price Information Systems, LLC (OPIS), a reporting service that provides pricing and market data in various industries, including the PVC pipe industry, during the relevant period. The first of these complaints was filed in August 2024. The various complaints have been consolidated under the caption In re: PVC Pipe Antitrust Litigation (Case No. 1:24-cv-07639). The complaints allege, among other things, that beginning in at least January 2021, the defendants and alleged co-conspirators conspired and combined to fix, raise, maintain and stabilize the price of PVC municipal water and electrical conduit pipe in violation of U.S. federal and state antitrust laws, through direct communications with each other as well as indirect communications through reports published by OPIS. Three classes of plaintiffs have been established in the case; i) direct purchasers, ii) non-converter sellers, and iii) non-converter end users. The plaintiffs are seeking treble damages, injunctive relief, pre- and post-judgment interest, costs and attorneys’ fees.
In July 2025, the judge preliminarily approved a settlement agreement among the direct purchaser and non-converter seller plaintiffs' and OPIS. The settlement agreement resolved claims against OPIS and provides for its cooperation with the plaintiffs.
In August 2024, the Company also received a grand jury subpoena issued by the U.S. District Court for the Northern District of California, from the U.S. Department of Justice (DOJ) Antitrust Division. The subpoena calls for production of documents regarding the manufacturing, selling and pricing of PVC pipe. The Company is responding to the subpoena and intends to comply with its obligations under the subpoena.
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
On May 20, 2025, the Otter Tail Corporation Board of Directors received a letter from counsel submitted on behalf of a shareholder, demanding the Board investigate and take legal action against certain current and former directors and officers of the Company. The derivative demand letter includes alleged securities law violations and breach of fiduciary duties and unjust enrichment against certain current and former officers and directors of the company in connection with the matters at issue in the pending civil antitrust cases. At this time, we are unable to determine the likelihood of any outcome related to this matter.
Other Contingencies. We are party to litigation and regulatory matters arising in the normal course of business. We regularly analyze relevant information and, as necessary, estimate and record accrued liabilities for legal, regulatory enforcement and other matters in which a loss is probable of occurring and can be reasonably estimated. We believe the effect on our consolidated operating results, financial position and cash flows, if any, for the disposition of all matters pending as of June 30, 2025, other than those discussed above, will not be material.
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
On May 3, 2024, we filed a second registration statement with the SEC for the issuance of up to 1,500,000 common shares under an Automatic Dividend Reinvestment and Share Purchase Plan, which provides shareholders, retail customers of OTP and other interested investors methods of purchasing our common shares by reinvesting their dividends or making optional cash investments. Shares purchased under the plan may be newly issued common shares or common shares purchased on the open market. During the six months ended June 30, 2025, we issued 50,512 shares under this plan. We repurchased a sufficient number of shares on the open market to satisfy all issuances under the plan; accordingly, no proceeds were received as a result of the issuance of these shares. As of June 30, 2025, there were 1,379,019 shares available for purchase or issuance under the plan. The registration statement expires in May 2027.
Dividend Restrictions
OTC is a holding company with no significant operations of its own. The primary source of funds for payments of dividends to OTC's shareholders is from dividends paid or distributions made by OTC's subsidiaries. As a result of certain statutory limitations or regulatory or financing agreements, the amount of distributions allowed to be made by OTC's subsidiaries or the amount of dividends paid by OTC could be restricted. Both the OTC Credit Agreement and the OTP Credit Agreement contain restrictions on the payment of cash dividends upon a default or event of default, including failure to maintain certain financial covenants. As of June 30, 2025, we were in compliance with these financial covenants.

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
The Minnesota Public Utilities Commission (MPUC) indirectly limits the amount of dividends OTP can pay to OTC by requiring an equity-to-total-capitalization ratio between 47.2% and 57.7% based on OTP’s current capital structure requirements. As of June 30, 2025, OTP’s equity-to-total-capitalization ratio, including short-term debt, was 54.9% and its net assets restricted from distribution totaled approximately $861 million. Under the MPUC order, total capitalization for OTP cannot exceed $2.2 billion.
11. Accumulated Other Comprehensive Income (Loss)
The following presents the changes in accumulated other comprehensive income (loss) for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025					2024
(in thousands)	Pension and Other Postretirement Benefits		Net Unrealized Gains (Losses) on Available-for-Sale Securities		Total	Pension and Other Postretirement Benefits		Net Unrealized Gains (Losses) on Available-for-Sale Securities		Total

Balance, Beginning of Period	$362		$372		$734	$1,301		$(240)		$1,061
Other Comprehensive Income (Loss) Before Reclassifications, net of tax	—		24		24	—		(220)		(220)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(12)	(1)	(12)	(2)	(24)	(29)	(1)	(49)	(2)	(78)
Total Other Comprehensive Income (Loss)	(12)		12		—	(29)		(269)		(298)
Balance, End of Period	$350		$384		$734	$1,272		$(509)		$763

	Six Months Ended June 30,
	2025					2024
(in thousands)	Pension and Other Postretirement Benefits		Net Unrealized Gains (Losses) on Available-for-Sale Securities		Total	Pension and Other Postretirement Benefits		Net Unrealized Gains (Losses) on Available-for-Sale Securities		Total

Balance, Beginning of Period	$373		$159		$532	$1,375		$(227)		$1,148
Other Comprehensive Income (Loss) Before Reclassifications, net of tax	—		234		234	—		(244)		(244)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(23)	(1)	(9)	(2)	(32)	(103)	(1)	(38)	(2)	(141)
Total Other Comprehensive Income (Loss)	(23)		225		202	(103)		(282)		(385)
Balance, End of Period	$350		$384		$734	$1,272		$(509)		$763

(1) Included in the computation of net periodic pension and other postretirement benefit costs. See Note 7.
(2) Included in other income (expense), net on the accompanying consolidated statements of income.

12. Share-Based Payments
Stock Compensation Expense
Stock-based compensation expense arising from our employee stock purchase plan and share-based compensation plans recognized within operating expenses in the consolidated statements of income amounted to $1.6 million and $1.3 million for the three months ended June 30, 2025 and 2024 and $7.4 million and $6.8 million for the six months ended June 30, 2025 and 2024.
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
The following is a summary of stock award activity for the six months ended June 30, 2025:

	Shares	Weighted-Average Grant-Date Fair Value

Nonvested, January 1, 2025	143,417	$68.47
Granted	51,735	74.72
Vested	(46,443)	59.73
Forfeited	(600)	67.92
Nonvested, June 30, 2025	148,109	$73.40
The fair value of vested awards was $3.5 million and $4.4 million during the six months ended June 30, 2025 and 2024.
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
The grant-date fair value of stock performance awards granted during the six months ended June 30, 2025 and 2024 was determined using a Monte Carlo fair value simulation model incorporating the following assumptions:

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

The following is a summary of stock performance award activity for the six months ended June 30, 2025 (share amounts reflect awards at target):

	Shares	Weighted-Average Grant-Date Fair Value

Nonvested, January 1, 2025	144,800	$68.85
Granted	57,000	73.90
Vested	(49,000)	53.93
Forfeited	—	—
Nonvested, June 30, 2025	152,800	$75.52
The fair value of vested awards was $5.5 million and $11.1 million during the six months ended June 30, 2025 and 2024, respectively.
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
The following includes the computation of the denominator for basic and diluted weighted-average shares outstanding for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024

Weighted-Average Common Shares Outstanding – Basic	41,874	41,784	41,850	41,754
Effect of Dilutive Securities:
Stock Performance Awards	154	193	143	194
Restricted Stock Awards	88	89	95	100
Employee Stock Purchase Plan	2	2	2	3
Dilutive Effect of Potential Common Shares	244	284	240	297
Weighted-Average Common Shares Outstanding – Diluted	42,118	42,068	42,090	42,051
The number of shares excluded from diluted weighted-average common shares outstanding because such shares were anti-dilutive was not material for the three and six months ended June 30, 2025 and 2024.
14. Derivative Instruments
OTP enters into derivative instruments to manage its exposure to future market energy price variability and reduce price volatility for our retail customers. These derivative instruments are not designated as qualifying hedging transactions but provide for an economic hedge against future market energy price variability. The instruments are recorded at fair value on the consolidated balance sheets. In accordance with rate-making and cost recovery processes, we recognize a regulatory asset or liability to defer losses or gains from derivative activity until settlement of the associated derivative instrument.
As of June 30, 2025, OTP had multiple outstanding pay-fixed, receive-variable swap agreements with various settlement dates extending to December 31, 2026. The following presents the notional amounts and fair value of our derivative instruments as of June 30, 2025 and December 31, 2024:

(in thousands)	June 30, 2025	December 31, 2024

Megawatt hours of electricity	347	167

Derivative Assets:
Other Current Assets	$746	$—

Derivative Liabilities:
Other Current Liabilities	902	1,989
Other Noncurrent Liabilities	822	—
Total Derivative Liabilities	$1,724	$1,989
During the six months ended June 30, 2025 and 2024, contracts matured and were settled resulting in losses of $2.6 million and $2.7 million, respectively. Gains and losses recognized on the settlement of derivative instruments are returned to or recovered from our electric customers through fuel recovery mechanisms in each state. When recognized in the consolidated statements of income, these gains or losses are included in electric purchased power. Gains or losses related to the settlement of derivative instruments are included in cash flows from operations in the consolidated statements of cash flows.
15. Fair Value Measurements
The following tables present our assets and liabilities measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024 classified by the input method used to measure fair value:

(in thousands)	Level 1	Level 2	Level 3

June 30, 2025

Assets:
Investments:
Money Market Funds	$1,372	$—	$—
Mutual Funds	15,338	—	—
Corporate Debt Securities	—	1,684	—
Government Debt Securities	—	61,918	—
Derivative Instruments	—	746	—
Total Assets	16,710	64,348	—
Liabilities:
Derivative Instruments	—	1,724	—
Total Liabilities	$—	$1,724	$—

December 31, 2024

Assets:
Investments:
Money Market Funds	$596	$—	$—
Mutual Funds	10,653	—	—
Corporate Debt Securities	—	1,628	—
Government Debt Securities	—	61,131	—
Total Assets	11,249	62,759	—
Liabilities:
Derivative Instruments	—	1,989	—
Total Liabilities	$—	$1,989	$—
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
The following reflects the carrying value and estimated fair value of these assets and liabilities as of June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Assets:
Cash and Cash Equivalents	$307,241	$307,241	$294,651	$294,651
Total	307,241	307,241	294,651	294,651
Liabilities:
Short-Term Debt	—	—	69,615	69,615
Long-Term Debt	1,043,374	923,102	943,734	806,826
Total	$1,043,374	$923,102	$1,013,349	$876,441
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
Broader macroeconomic conditions resulting from newly imposed or increased tariffs could include rising inflation and a heightened risk of an economic recession, which could have a more extensive impact on our business. Such impacts may include increased operating and investment costs, reduced demand for electric service, elevated interest rates, and reduced customer demand for our products, which may be impacted by residential and commercial construction levels and the result of customer in-sourcing affecting our metal fabrication business. All of these factors could negatively impact our operating results and financial position.
Currently, we cannot predict the ultimate impact on our business as it is dependent on the extent and duration of changes in U.S. tariff policy and any countermeasures implemented by foreign countries.

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
CONSOLIDATED RESULTS
The following table summarizes consolidated operating results for the three months ended June 30, 2025 and 2024:

(in thousands)	2025	2024	$ change	% change

Operating Revenues	$333,043	$342,336	$(9,293)	(2.7)%
Operating Expenses	235,585	231,425	4,160	1.8
Operating Income	97,458	110,911	(13,453)	(12.1)
Interest Expense	(11,720)	(10,202)	(1,518)	14.9
Nonservice Components of Postretirement Benefits	854	2,388	(1,534)	(64.2)
Other Income (Expense), net	4,788	4,490	298	6.6
Income Before Income Taxes	91,380	107,587	(16,207)	(15.1)
Income Tax Expense	13,652	20,592	(6,940)	(33.7)
Net Income	$77,728	$86,995	$(9,267)	(10.7)%
Operating Revenues decreased $9.3 million primarily due to decreased sales volumes in our Manufacturing segment and decreased sales prices in our Plastics segment, partially offset by increased sales volumes in our Plastics segment as well as increased fuel recovery revenue in our Electric segment compared to the same period last year. See our segment disclosures below for additional discussion of items impacting operating revenues.

Operating Expenses increased $4.2 million due to increased purchased power and fuel costs, operating and maintenance expenses, and depreciation expense in our Electric segment, and the impact of increased sales volumes in our Plastics segment. These increases were partially offset by lower cost of goods sold from decreased sales volumes in our Manufacturing segment and the impact of lower PVC resin costs in our Plastics segment. See our segment disclosures below for additional discussion of items impacting operating expenses.
Interest Expense increased $1.5 million primarily due to the issuance of $100.0 million of long-term debt at OTP during the year, the proceeds of which were used to repay short-term borrowings, fund capital expenditures and support operating activities.
Nonservice Components of Postretirement Benefits decreased by $1.5 million, having a negative impact on net income, primarily due to a decrease in the amortization of plan amendment-related gains and an increase in the amortization of actuarial losses.
Income Tax Expense decreased $6.9 million primarily due to a decrease in income before income taxes, as well as an increase in PTCs at OTP driven by increased wind and solar generation which qualified for credits. Our effective tax rate was 14.9% for the three months ended June 30, 2025 and 19.2% for the same period last year. The decrease in our effective tax rate was primarily driven by an increase in PTCs from our wind and solar generation assets. In late 2024, we completed our first wind repowering project which resulted in the commencement of PTCs associated with the generation from the facility.
ELECTRIC SEGMENT RESULTS
The following table summarizes Electric segment operating results for the three months ended June 30, 2025 and 2024:

(in thousands)	2025	2024	$ change	% change

Retail Revenues	$110,130	$96,382	$13,748	14.3%
Transmission Services Revenues	13,232	12,440	792	6.4
Wholesale Revenues	3,261	1,669	1,592	95.4
Other Electric Revenues	2,108	2,337	(229)	(9.8)
Total Operating Revenues	128,731	112,828	15,903	14.1
Production Fuel	16,292	12,324	3,968	32.2
Purchased Power	15,497	9,249	6,248	67.6
Operating and Maintenance Expenses	46,804	44,652	2,152	4.8
Depreciation and Amortization	22,278	20,387	1,891	9.3
Property Taxes	4,227	3,619	608	16.8
Operating Income	23,633	22,597	1,036	4.6
Interest Expense	(10,822)	(9,307)	(1,515)	16.3
Nonservice Cost Components of Postretirement Benefits	1,127	2,630	(1,503)	(57.1)
Other Income	788	1,164	(376)	(32.3)
Income Before Income Taxes	14,726	17,084	(2,358)	(13.8)
Income Tax Benefit	(4,469)	(1,401)	(3,068)	219.0
Net Income	$19,195	$18,485	$710	3.8%

	2025	2024	change	% change

Electric kilowatt-hour (kwh) Sales (in thousands)
Retail kwh Sales	1,337,696	1,315,504	22,192	1.7%
Wholesale kwh Sales – Company Generation	71,477	57,985	13,492	23.3
Heating Degree Days	460	372	88	23.7
Cooling Degree Days	145	61	84	137.7%

The operating results of our Electric segment are impacted by fluctuations in weather conditions and the resulting demand for electricity for heating and cooling. The following table shows heating degree days and cooling degree days as a percent of normal for the three months ended June 30, 2025 and 2024.

	2025	2024

Heating Degree Days	86.5%	68.8%
Cooling Degree Days	114.2%	48.8%

The following table summarizes the estimated effect on diluted earnings per share of the difference in retail kwh sales under actual weather conditions and expected retail kwh sales under normal weather conditions for the three months ended June 30, 2025 and 2024, and between those periods.

	2025 vs Normal	2025 vs 2024	2024 vs Normal

Effect on Diluted Earnings Per Share	$—	$0.03	$(0.03)

Retail Revenues increased $13.7 million primarily due to the following:
•A $8.7 million increase in fuel recovery revenues due to an increase in the price of market energy purchases and natural gas, as described below.
•A $2.4 million net increase in rider revenues, largely due to the continued recovery of our investment in our wind repowering projects.
•A $1.6 million increase from the impact of favorable weather, as the second quarter of 2024 was quite mild in our service territory.
Production Fuel costs increased $4.0 million due to an increase in the price of natural gas and an increase in generation from our natural gas facilities compared to the same period last year, as well as increased coal costs at Coyote Station.
Purchased Power costs increased $6.2 million primarily due to a 60% increase in the cost of purchased power driven by higher market energy costs and natural gas prices.
Operating and Maintenance expenses increased $2.2 million primarily due to expenses related to a planned outage at Coyote Station during the first half of 2025.
Depreciation and Amortization expense increased $1.9 million due to additional assets, including certain wind, transmission and distribution assets, being placed in service.
Interest Expense increased $1.5 million primarily due to the issuance of additional long-term debt in March and June of 2025, totaling $100.0 million, the proceeds of which were primarily used to fund our capital investments. Interest on our credit facility also increased due to an increase in the average outstanding short-term borrowings.
Income Tax Benefit increased $3.1 million primarily due to an increase in PTCs driven by increased wind and solar generation that qualified for PTCs compared to last year. PTCs are generally credited to customers and result in a reduction of operating revenue as well as income taxes.
MANUFACTURING SEGMENT RESULTS
The following table summarizes Manufacturing segment operating results for the three months ended June 30, 2025 and 2024:

(in thousands)	2025	2024	$ change	% change

Operating Revenues	$78,726	$96,684	$(17,958)	(18.6)%
Cost of Products Sold (excluding depreciation)	59,037	71,797	(12,760)	(17.8)
Selling, General, and Administrative Expenses	9,101	10,200	(1,099)	(10.8)
Depreciation and Amortization	5,523	5,087	436	8.6
Operating Income	5,065	9,600	(4,535)	(47.2)
Interest Expense	(627)	(631)	4	(0.6)
Other Income	1	1	—	—
Income Before Income Taxes	4,439	8,970	(4,531)	(50.5)
Income Tax Expense	958	2,135	(1,177)	(55.1)
Net Income	$3,481	$6,835	$(3,354)	(49.1)%
Operating Revenues decreased $18.0 million primarily due to a 9% decrease in sales volumes, with declines experienced primarily in the agriculture, recreational vehicles, lawn and garden, and construction end markets. Sales volumes were down at our metal fabrication business due to soft end market demand and inventory management efforts by manufacturers and dealers. A 7% decrease in steel costs, which are passed through to customers, also contributed to the decrease in operating revenues.
Cost of Products Sold decreased $12.8 million largely due to lower sales volumes and enhanced profit margins in the second quarter of 2024, which benefited from the positive impact of the timing of pass-through steel cost fluctuations and the selling of lower cost inventory. Decreased steel costs, as discussed above, also contributed to the decrease in cost of products sold.
Selling, General, and Administrative Expenses decreased $1.1 million due to variable costs associated with decreased business activity and financial performance during the period.
Income Tax Expense decreased $1.2 million largely due to a decrease in income before income taxes.

PLASTICS SEGMENT RESULTS
The following table summarizes Plastics segment operating results for the three months ended June 30, 2025 and 2024:

(in thousands)	2025	2024	$ change	% change

Operating Revenues	$125,586	$132,824	$(7,238)	(5.4)%
Cost of Products Sold (excluding depreciation)	46,929	44,998	1,931	4.3
Selling, General, and Administrative Expenses	5,035	4,604	431	9.4
Depreciation and Amortization	1,588	1,133	455	40.2
Operating Income	72,034	82,089	(10,055)	(12.2)
Interest Expense	(246)	(151)	(95)	62.9
Other Income	—	1	(1)	(100.0)
Income Before Income Taxes	71,788	81,939	(10,151)	(12.4)
Income Tax Expense	18,684	21,327	(2,643)	(12.4)
Net Income	$53,104	$60,612	$(7,508)	(12.4)%
Operating Revenues decreased $7.2 million primarily due to a 15% decrease in sales prices compared to the same period last year, continuing the steady decline in product pricing from peak market conditions in late 2022. The impact of decreased sales prices was partially offset by an 11% increase in sales volumes, driven by strong distributor and end-market demand for our products, coupled with increased production capacity following the completion of our expansion project at Vinyltech in late 2024. Active infrastructure investment and construction activity across our sales territories continue to contribute to strong demand for our products.
Cost of Products Sold increased $1.9 million primarily due to increased sales volumes, as described above. Partially offsetting the impact of increased sales volumes is a reduction in the cost of PVC resin. The cost of PVC resin decreased 15% compared to the same period last year, driven by global supply and demand dynamics which continues to result in elevated supply.
Income Tax Expense decreased $2.6 million due to a decrease in income before income taxes.
CORPORATE COSTS
The following table summarizes Corporate operating results for the three months ended June 30, 2025 and 2024:

(in thousands)	2025	2024	$ change	% change

General and Administrative Expenses	$3,216	$3,350	$(134)	(4.0)%
Depreciation and Amortization	58	25	33	132.0
Operating Loss	(3,274)	(3,375)	101	(3.0)
Interest Expense	(25)	(113)	88	(77.9)
Nonservice Cost Components of Postretirement Benefits	(273)	(242)	(31)	12.8
Other Income	3,999	3,324	675	20.3
Net Loss Before Income Taxes	427	(406)	833	(205.2)
Income Tax Benefit	(1,521)	(1,469)	(52)	3.5
Net Loss	$1,948	$1,063	$885	83.3%

RESULTS OF OPERATIONS – YEAR TO DATE
CONSOLIDATED RESULTS
The following table summarizes consolidated operating results for the six months ended June 30, 2025 and 2024:

(in thousands)	2025	2024	$ change	% change

Operating Revenues	$670,396	$689,404	$(19,008)	(2.8)%
Operating Expenses	488,939	483,518	5,421	1.1
Operating Income	181,457	205,886	(24,429)	(11.9)
Interest Expense	(23,273)	(20,052)	(3,221)	16.1
Nonservice Components of Postretirement Benefits	2,136	4,830	(2,694)	(55.8)
Other Income (Expense), net	9,244	9,069	175	1.9
Income Before Income Taxes	169,564	199,733	(30,169)	(15.1)
Income Tax Expense	23,737	38,400	(14,663)	(38.2)
Net Income	$145,827	$161,333	$(15,506)	(9.6)%
Operating Revenues decreased $19.0 million primarily due to decreased sales prices within our Plastics segment and decreased sales volumes in our Manufacturing segment, partially offset by increased fuel recovery revenues and the impacts of favorable weather in our Electric segment. Within our Plastics segment, the impact of decreased sales prices was also largely offset by increased sales volumes. See our segment disclosures below for additional discussion of items impacting operating revenues.
Operating Expenses increased $5.4 million primarily due to increased purchased power and fuel costs, operating and maintenance expenses, and depreciation expense in our Electric segment, and the impact of increased sales volumes in our Plastics segment. These increases were partially offset by lower cost of goods sold from decreased sales volumes in our Manufacturing segment and the impact of lower PVC resin costs in our Plastics segment. See our segment disclosures below for additional discussion of items impacting operating expenses.
Interest Expense increased $3.2 million primarily due to the issuance of $100.0 million of long-term debt at OTP during the year, the proceeds of which were used to repay short-term borrowings, fund capital expenditures and support operating activities.
Nonservice Components of Postretirement Benefits decreased by $2.7 million, having a negative impact on net income, primarily due to a decrease in the amortization of plan amendment-related gains and an increase in the amortization of actuarial losses.
Income Tax Expense decreased $14.7 million primarily due to an increase in PTCs at OTP, driven by increased wind and solar generation which qualified for credits, as well as a decrease in income before income taxes. Our effective tax rate was 14.0% for the six months ended June 30, 2025 and 19.2% for the same period last year. The decrease in our effective tax rate was primarily driven by an increase in PTCs from our wind and solar generation assets.

ELECTRIC SEGMENT RESULTS
The following table summarizes Electric segment operating results for the six months ended June 30, 2025 and 2024:

(in thousands)	2025	2024	$ change	% change

Retail Revenues	$243,502	$220,871	$22,631	10.2%
Transmission Services Revenues	25,363	24,654	709	2.9
Wholesale Revenues	6,039	5,134	905	17.6
Other Electric Revenues	3,547	3,658	(111)	(3.0)
Total Operating Revenues	278,451	254,317	24,134	9.5
Production Fuel	30,613	30,018	595	2.0
Purchased Power	46,367	31,771	14,596	45.9
Operating and Maintenance Expenses	95,685	92,630	3,055	3.3
Depreciation and Amortization	44,655	40,273	4,382	10.9
Property Taxes	8,455	7,986	469	5.9
Operating Income	52,676	51,639	1,037	2.0
Interest Expense	(21,479)	(18,261)	(3,218)	17.6
Nonservice Cost Components of Postretirement Benefits	2,682	5,315	(2,633)	(49.5)
Other Income	1,547	2,038	(491)	(24.1)
Income Before Income Taxes	35,426	40,731	(5,305)	(13.0)
Income Tax Benefit	(8,477)	(225)	(8,252)	n/m
Net Income	$43,903	$40,956	$2,947	7.2%

	2025	2024	change	% change

Electric kilowatt-hour (kwh) Sales (in thousands)
Retail kwh Sales	3,010,700	2,896,355	114,345	3.9%
Wholesale kwh Sales – Company Generation	127,652	139,070	(11,418)	(8.2)
Heating Degree Days	3,911	3,284	627	19.1
Cooling Degree Days	145	61	84	137.7

The operating results of our Electric segment are impacted by fluctuations in weather conditions and the resulting demand for electricity for heating and cooling. The following table shows heating and cooling degree days as a percent of normal for the six months ended June 30, 2025 and 2024.

	2025	2024

Heating Degree Days	98.9%	82.3%
Cooling Degree Days	114.2%	48.8%

The following table summarizes the estimated effect on diluted earnings per share of the difference in retail kwh sales under actual weather conditions and expected retail kwh sales under normal weather conditions for the six months ended June 30, 2025 and 2024, and between those periods.

	2025 vs Normal	2025 vs 2024	2024 vs Normal

Effect on Diluted Earnings Per Share	$—	$0.10	$(0.10)

Retail Revenues increased $22.6 million, primarily due to the following:
•A $14.7 million increase in fuel recovery revenues, primarily due to an increase in the cost of purchased power, as well as an increase in the volume of purchased power, as described below.
•An $5.3 million increase from the impact of favorable weather.
•An increase to rates in North Dakota with the finalization of our recent rate case and the implementation of new rates effective March 15, 2025.
The increases in retail revenues described above were partially offset by a net decrease in renewable rider revenue, driven by increased PTCs from our wind and solar generation, which are passed on to customers.

Purchased Power costs increased $14.6 million due to a 34% increase in the price of purchased power due to increased market energy costs, as well as a 9% increase in the volume of purchased power due to increased demand resulting from favorable weather.
Operating and Maintenance expenses increased $3.1 million primarily due to expenses related to a planned outage at Coyote Station during the first half of 2025.
Depreciation and Amortization increased $4.4 million due to additional assets, including certain wind, transmission and distribution assets, being placed in service.
Interest Expense increased $3.2 million primarily due to the issuance of additional long-term debt in March 2024, March 2025, and June 2025, totaling $220.0 million, the proceeds of which were primarily used to fund our capital investments.
Income Tax Benefit increased $8.3 million primarily due to an increase in PTCs, driven by increased wind and solar generation that qualified for PTCs compared to last year. PTCs are generally credited to customers and result in a reduction of revenue as well as income taxes.
MANUFACTURING SEGMENT RESULTS
The following table summarizes Manufacturing segment operating results for the six months ended June 30, 2025 and 2024:

(in thousands)	2025	2024	$ change	% change

Operating Revenues	$160,412	$196,065	$(35,653)	(18.2)%
Cost of Products Sold (excluding depreciation)	123,337	148,709	(25,372)	(17.1)
Selling, General, and Administrative Expenses	18,637	20,343	(1,706)	(8.4)
Depreciation and Amortization	10,946	9,999	947	9.5
Operating Income	7,492	17,014	(9,522)	(56.0)
Interest Expense	(1,249)	(1,202)	(47)	3.9
Other Income	—	1	(1)	(100.0)
Income Before Income Taxes	6,243	15,813	(9,570)	(60.5)
Income Tax Expense	1,230	3,717	(2,487)	(66.9)
Net Income	$5,013	$12,096	$(7,083)	(58.6)%
Operating Revenues decreased $35.7 million primarily due to an 11% decrease in sales volumes, with declines experienced primarily in the agriculture, recreational vehicles, lawn and garden, and construction end markets. Sales volumes were down at our metal fabrication business due to soft end-market demand and inventory management efforts by manufacturers and dealers. A 5% decrease in steel costs, which are passed through to customers, also contributed to the decrease in operating revenues.
Cost of Products Sold decreased $25.4 million primarily due to decreased sales volumes, as described above.
Selling, General, and Administrative Expenses decreased $1.7 million due to variable costs associated with decreased business activity and financial performance during the period.
Depreciation and Amortization increased $0.9 million due to an increase in our capital investment in manufacturing equipment and our facilities.
Income Tax Expense decreased $2.5 million primarily due to a decrease in income before income taxes.
PLASTICS SEGMENT RESULTS
The following table summarizes Plastics segment operating results for the six months ended June 30, 2025 and 2024:

(in thousands)	2025	2024	$ change	% change

Operating Revenues	$231,533	$239,022	$(7,489)	(3.1)%
Cost of Products Sold (excluding depreciation)	87,016	82,809	4,207	5.1
Selling, General, and Administrative Expenses	10,473	8,613	1,860	21.6
Depreciation and Amortization	3,135	2,208	927	42.0
Operating Income	130,909	145,392	(14,483)	(10.0)
Interest Expense	(392)	(298)	(94)	31.5
Other Income	3	27	(24)	88.9
Income Before Income Taxes	130,520	145,121	(14,601)	(10.1)
Income Tax Expense	33,977	37,771	(3,794)	(10.0)
Net Income	$96,543	$107,350	$(10,807)	(10.1)%

Operating Revenues decreased $7.5 million primarily due to a 13% decrease in sales prices compared to the same period last year, continuing the steady decline in product pricing from peak conditions in late 2022. The impact of decreased sales prices was partially offset by a 12% increase in sales volumes, driven by strong distributor and end market demand for our products, coupled with increased production capacity after the completion of our expansion project at Vinyltech in late 2024. Active infrastructure investment and construction activity across our sales territories continue to contribute to strong demand for our products.
Cost of Products Sold increased $4.2 million primarily due to increased sales volumes, as described above. The cost of PVC resin decreased 11% compared to the prior year, driven by global supply and demand dynamics which continues to result in elevated supply, partially offsetting the impact of increased sales volumes.
Selling, General, and Administrative Expenses increased $1.9 million primarily due to costs associated with ongoing litigation regarding the pricing of PVC pipe, which is further described in Note 9 to the consolidated financial statements.
Income Tax Expense decreased $3.8 million due to a decrease in income before income taxes.
CORPORATE COSTS
The following table summarizes Corporate operating results for the six months ended June 30, 2025 and 2024:

(in thousands)	2025	2024	$ change	% change

General and Administrative Expenses	$9,534	$8,111	$1,423	17.5%
Depreciation and Amortization	86	48	38	79.2
Operating Loss	(9,620)	(8,159)	(1,461)	17.9
Interest Expense	(153)	(291)	138	(47.4)
Nonservice Cost Components of Postretirement Benefits	(546)	(485)	(61)	12.6
Other Income	7,694	7,003	691	9.9
Net Loss Before Income Taxes	(2,625)	(1,932)	(693)	35.9
Income Tax Benefit	(2,993)	(2,863)	(130)	4.5
Net Loss	$368	$931	$(563)	(60.4)%
General and Administrative Expenses increased $1.4 million primarily due to increased employee health insurance claim costs, after experiencing a decline in employee medical costs in the first half of 2024.

REGULATORY MATTERS
The following provides a summary of general rates, rate rider and other regulatory filings that have or are expected to have a material impact on our operating results, financial position or cash flows.
GENERAL RATES
North Dakota Rate Case
On December 30, 2024, the North Dakota Public Service Commission approved a settlement agreement between OTP and certain interested parties in their general rate case and issued its written order on final rates. The key provisions of the order include a revenue requirement of $225.6 million, based on a return on rate base of 7.53%, and an allowed ROE of 10.10% on an equity ratio of 53.50%. The net annual revenue requirement includes a net increase of $13.1 million or 6.18%. OTP’s revenue requirement was reduced by approximately $3.0 million primarily due to the inclusion of forecasted PTCs plus adjustments for new customer load additions, which were not included in OTP’s updated request filed on July 3, 2024. Through the settlement of the case, the parties also agreed to establish an earnings-sharing mechanism, whereby 70% of actual earnings in excess of a 10.20% ROE would be returned to customers, with OTP retaining the remaining 30%. New base rates in North Dakota went into effect on March 15, 2025.
South Dakota Rate Case
On June 4, 2025, OTP filed a request with the SDPUC for an increase in revenue recoverable under general rates in South Dakota. In its filing, OTP requested a net increase in annual revenue of $5.7 million, or 12.50%, based on an allowed rate of return on rate base of 8.29% and an allowed ROE of 10.80% on an equity ratio of 53.54% of total capital. Through this proceeding, OTP has proposed changes to the mechanism of certain cost and investment recovery, with recovery moving from riders into base rates. The SDPUC will establish a schedule for making its decision on the company’s request. If the SDPUC does not issue its decision within 180 days, OTP can increase rates on an interim basis beginning December 1, 2025. These interim rate revenues, when collected, are subject to potential refund until the finalization of the rate case.

RATE RIDERS
The following table includes a summary of pending and recently concluded rate rider proceedings with a significant revenue impact:

Recovery			Filing	Amount	Effective
Mechanism	Jurisdiction	Status	Date	(in millions)	Date	Notes

RRR - 2023	MN	Approved	11/01/22	$17.5	07/01/23	Recovery of Hoot Lake Solar costs, Ashtabula III costs, and true up for PTCs from Merricourt.
ECO - 2023	MN	Approved	04/03/23	9.7	10/01/23	Recovery of energy conservation improvement costs as well as a demand side management financial incentive.
ECO - 2025	MN	Requested	04/01/25	9.5	11/01/25	Recovery of energy conservation improvement costs as well as a demand side management financial incentive.
ECO - 2024	MN	Approved	04/01/24	8.8	10/01/24	Recovery of energy conservation improvement costs as well as a demand side management financial incentive.
RRR - 2024	MN	Approved	12/04/23	8.0	09/01/24	Recovery of Hoot Lake Solar costs, Ashtabula III costs, wind upgrade project costs at our four owned wind facilities, and PTCs related to Merricourt.
EUIC - 2025	MN	Approved	05/03/24	4.1	02/01/25	Recovery of advanced metering infrastructure, outage management system, geographic information system, and demand response projects.
RRR - 2023	ND	Approved	12/30/22	12.2	05/01/23	Recovery of Merricourt, Ashtabula III and other costs.
TCR - 2024	ND	Approved	11/02/23	4.5	01/01/24	Recovery of transmission project costs.
MDT - 2025	ND	Requested	08/01/25	3.7	01/01/26	Recovery of advanced metering infrastructure and demand response projects.
TCR - 2025	ND	Approved	09/16/24	3.1	01/01/25	Recovery of transmission project costs.
PIR - 2024	SD	Approved	06/03/24	3.2	09/01/24	Recovery of Ashtabula III, Merricourt, Astoria Station, wind upgrade projects, advanced grid infrastructure project costs, and impact of load growth credits.
PIR - 2025	SD	Approved	12/20/24	3.2	09/01/25
Recovery of Ashtabula III, Merricourt, Astoria Station, wind upgrade projects, advanced grid infrastructure project costs, addition of Solway Solar and Abercrombie Solar, and impact of load growth credits.

TCR - 2023	SD	Approved	11/01/22	3.0	03/01/23	Recovery of transmission projects.

ENVIRONMENTAL REGULATION
Clean Air Act
In May 2024, the Environmental Protection Agency (EPA) finalized new regulations under Section 111 of the Clean Air Act to regulate greenhouse gas (GHG) emissions from new and existing fossil fuel-fired power plants. The rule establishes carbon dioxide emission reduction requirements for existing coal-fired power plants based on the date the plant will cease operations. Coyote Station and Big Stone Plant are both within the scope of the regulation.
On June 17, 2025, the EPA published a proposed rule that would repeal the existing GHG emission standards for fossil fuel-fired power plants. The proposal includes a finding that GHG emissions from such sources do not significantly contribute to dangerous air pollution, which the EPA asserts is a necessary legal predicate for regulation under the Clean Air Act. As an alternative, the EPA is also proposing to repeal only the emission guidelines applicable to existing fossil fuel-fired steam generating units. The proposed rule is open for public comment until August 7, 2025.
Mercury and Air Toxics Standards
In May 2024, the EPA finalized new amendments to strengthen Mercury and Air Toxics Standards (MATS) for coal-fired power plants, including tightening emission standards for particulate matter and reducing the standard for mercury.
On June 17, 2025, the EPA published a proposed rule to repeal the 2024 MATS for coal-fired power plants. The proposed rule is open for public comment until August 11, 2025.
Regional Haze Rule (RHR)
The EPA adopted the RHR in an effort to improve visibility in certain national parks and wilderness areas. The RHR requires states, in coordination with federal agencies, to develop and implement state implementation plans (SIPs) that work towards achieving natural visibility conditions by the year 2064; to set goals to ensure reasonable progress is being made; and to periodically evaluate whether those goals and progress are on track or whether additional emission reductions are necessary. The second RHR implementation period under the rule covers the years 2018-2028, and Coyote Station is subject to assessment in the second implementation period.
The North Dakota Department of Environmental Quality submitted the North Dakota SIP in August 2022. In December 2024, the EPA published its ruling on the North Dakota SIP, partially approving and partially disapproving of the plan. The EPA has two years from the date of publication of its partial disapproval to publish a Federal Implementation Plan, which could include additional emission controls at Coyote Station.
On April 30, 2025, the EPA granted a request to reconsider the December 2024 rule, which included the partial disapproval of the North Dakota SIP.

LIQUIDITY
LIQUIDITY OVERVIEW
We believe our financial condition is strong and our cash and cash equivalents, other liquid assets, operating cash flows, existing lines of credit, access to capital markets, and borrowing ability because of investment-grade credit ratings, when taken together, provide us ample liquidity to conduct our business operations, fund our short- and long-term capital expenditure plans and satisfy our obligations as they become due. Our liquidity, including our operating cash flows and access to capital markets, could be impacted by macroeconomic factors outside of our control, including higher interest rates and debt capital costs, and diminished credit availability. In addition, our liquidity could be impacted by non-compliance with certain financial covenants under our various debt instruments. As of June 30, 2025, we were in compliance with all financial covenants (see the Financial Covenants section under Capital Resources below).
The following table presents the status of our lines of credit as of June 30, 2025:

		2025
(in thousands)	Borrowing Limit	Amount Outstanding	Letters of Credit	Amount Available

OTC Credit Agreement	$170,000	$—	$—	$170,000
OTP Credit Agreement	220,000	—	9,022	210,978
Total	$390,000	$—	$9,022	$380,978
OTC and OTP are each party to separate credit agreements (the OTC Credit Agreement and OTP Credit Agreement, respectively) which provide for unsecured revolving lines of credit. Should additional liquidity be needed, the OTC Credit Agreement includes an accordion feature allowing us to increase the amount available to $290.0 million, subject to certain terms and conditions. The OTP Credit Agreement also includes an accordion feature allowing OTP to increase that facility to $300.0 million, subject to certain terms and conditions.
As of June 30, 2025, we had $381.0 million of available liquidity under our credit facilities and $307.2 million of available cash and cash equivalents, resulting in total available liquidity of $688.2 million.
CASH FLOWS
The following is a discussion of our cash flows for the six months ended June 30, 2025 and 2024:

(in thousands)	2025	2024

Net Cash Provided by Operating Activities	$159,379	$223,461

Net Cash Provided by Operating Activities decreased $64.1 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily due to the timing of fuel cost and rider recoveries from our utility customers, the timing of payments of operating costs and a decrease in earnings. Net cash provided by operating activities in our Electric segment is regularly affected by the timing of payments made for operating costs and the various mechanisms used to recover costs from or return amounts to our utility customers. The timing of recoveries and refunds can vary by the recovery or refund mechanism. Due to the numerous factors that impact the timing of our cash receipts and cash payments, our cash provided by operating activities can vary significantly from our net income for the period.

(in thousands)	2025	2024

Net Cash Used in Investing Activities	$127,026	$228,065

Net Cash Used in Investing Activities decreased $101.0 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The decrease in cash used in investing activities included a $51.3 million decrease in capital expenditures. Capital expenditures in our Electric segment decreased $31.2 million primarily due to the timing of investments under our five-year capital spending plan. Our expansion projects at Vinyltech and BTD Manufacturing were completed in late 2024, which also contributed to the decrease in our capital expenditures compared to last year. Investing activities during the six months ended June 30, 2024, also included a $50.1 million investment in U.S. treasuries made to secure a fixed rate of return until their maturity in September 2026.

(in thousands)	2025	2024

Net Cash (Used in) Provided by Financing Activities	$(19,763)	$4,903

Net Cash (Used in) Provided by Financing Activities for the six months ended June 30, 2025 included the issuance of $100.0 million of long-term debt at OTP, the proceeds of which were used to repay short-term borrowings under the OTP credit agreement, fund Electric segment construction expenditures and support operating activities. We manage the capital structure of OTP independent from our consolidated financial position to ensure compliance with the capital structure approved through regulation; therefore, our decision to issue long-term debt at OTP is not impacted by our consolidated cash and cash equivalent position.
Financing activities for the six months ended June 30, 2025 also included net repayments of short-term borrowings of $69.6 million and dividend payments of $44.0 million. Financing activities for the six months ended June 30, 2024 included the issuance of $120.0 million of long-term debt at OTP, net repayments of short-term debt of $68.6 million and dividend payments of $39.1 million.

CAPITAL REQUIREMENTS
CAPITAL EXPENDITURES
Our capital expenditure plan includes investments in electric generation facilities, transmission and distribution lines and facilities, equipment used in the manufacturing process, and computer hardware and information systems. Our capital expenditure plan is subject to review and is revised in light of changes in demands for energy, technology, environmental laws, changes in legislation or regulation, regulatory approvals, business expansion opportunities, the costs of labor, materials and equipment, and our financial condition. Refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of our Form 10-K for the year ended December 31, 2024 for our capital expenditure plans for the five year period from 2025 through 2029.
CONTRACTUAL OBLIGATIONS
Our contractual obligations primarily include principal and interest payments due under our outstanding debt obligations, commitments to acquire coal, energy and capacity commitments, payments to meet our postretirement benefit obligations, and payment obligations under land easements and leasing arrangements.
Our contractual obligations as of December 31, 2024 are included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2024. There were no material changes in our contractual obligations outside of the ordinary course of business during the six months ended June 30, 2025.
COMMON STOCK DIVIDENDS
We paid dividends to our shareholders totaling $44.0 million, or $1.05 per share, in the first six months of 2025. The determination of the amount of future cash dividends to be paid will depend on, among other things, our financial condition, our actual or expected level of earnings and cash flows from operations, the level of our capital expenditures and our future business prospects. As a result of certain statutory limitations or regulatory or financing agreements, the amount of dividends we are allowed to pay could be restricted. See Note 10 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information. The decision to declare dividends is reviewed quarterly by our Board of Directors.

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

REGISTRATION STATEMENTS
On May 3, 2024, we filed two registration statements with the SEC, replacing two previously filed registration statements upon their expiration. The first statement, a shelf registration, allows us to offer for sale from time to time, either separately or together in any combination, equity, debt or other securities described in the registration statement. No new debt or equity has been issued pursuant to the registration statement. The second registration statement allows for the issuance of up to 1,500,000 common shares under our Automatic Dividend Reinvestment and Share Purchase Plan, which provides our common shareholders, retail customers of OTP and other interested investors a method of purchasing our common shares by reinvesting their dividends and/or making optional cash investments. Shares purchased under the plan may be newly issued common shares or common shares purchased on the open market. As of June 30, 2025, there were 1,379,019 shares available for purchase or issuance under the plan. Both registration statements expire in May 2027.
SHORT-TERM DEBT
OTC and OTP are each party to a credit agreement (the OTC Credit Agreement and the OTP Credit Agreement, respectively) which each provides for unsecured revolving lines of credit. The following is a summary of key provisions and borrowing information as of and for the six months ended, June 30, 2025:

(in thousands, except interest rates)	OTC Credit Agreement	OTP Credit Agreement

Borrowing Limit	$170,000	$220,000
Borrowing Limit if Accordion Exercised[1]	290,000	300,000
Amount Restricted Due to Outstanding Letters of Credit as of June 30, 2025	—	9,022
Amount Outstanding as of June 30, 2025	—	—
Average Amount Outstanding During the Six Months Ended June 30, 2025	—	59,015
Maximum Amount Outstanding During the Six Months Ended June 30, 2025	$—	$111,820
Interest Rate as of June 30, 2025	5.82%	5.45%
Maturity Date	December 11, 2029	December 11, 2029

[1]Each facility includes an accordion featuring allowing the borrower to increase the borrowing limit if certain terms and conditions are met.
LONG-TERM DEBT
On March 27, 2025, OTP entered into a Note Purchase Agreement pursuant to which OTP issued, in a private placement transaction, $100.0 million of senior unsecured notes consisting of (a) $50.0 million of 5.49% Series 2025A Senior Unsecured Notes due March 27, 2035, and (b) $50.0 million of 5.98% Series 2025B Senior Unsecured Notes due June 5, 2055. The Series 2025A Notes were issued on March 27, 2025, upon entering into the agreement. The Series 2025B Notes were issued on June 5, 2025. We do not anticipate or plan to issue any additional long-term debt in 2025.
As of June 30, 2025, we had $1.0 billion of principal outstanding under long-term debt arrangements. These instruments generally provide for unsecured borrowings at fixed rates of interest with maturities ranging from 2026 to 2055. Note 6 to our consolidated financial statements included in this Quarterly Report on Form 10-Q includes additional information regarding these long-term debt instruments.
Financial Covenants
Certain of our short- and long-term debt agreements require OTC and OTP to maintain certain financial covenants. As of June 30, 2025, we were in compliance with these financial covenants as further described below:
OTC, under its financial covenants, may not permit its ratio of interest-bearing debt to total capitalization to exceed 0.60 to 1.00 or 0.65 to 1.00, depending on the debt agreement, may not permit its interest and dividend coverage ratio to be less than 1.50 to 1.00 and may not permit its priority indebtedness to exceed 10 percent of its total capitalization. As of June 30, 2025, OTC's interest-bearing debt to total capitalization was 0.37 to 1.00, OTC's interest and dividend coverage ratio was 8.7 to 1.00 and OTC had no priority indebtedness outstanding.
OTP, under its financial covenants, may not permit its ratio of interest-bearing debt to total capitalization to exceed 0.60 to 1.00 or 0.65 to 1.00, depending on the debt agreement, may not permit its interest and dividend coverage ratio to be less than 1.50 to 1.00 and may not permit its priority indebtedness to exceed 20 percent of its total capitalization. As of June 30, 2025, OTP's interest-bearing debt to total capitalization was 0.45 to 1.00, OTP's interest and dividend coverage ratio was 3.03 to 1.00 and OTP had no priority indebtedness outstanding.

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
Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) as of June 30, 2025, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2025.
Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Several class action complaints have been filed against OTC and certain other parties. The complaints allege, among other things, that the defendants and alleged co-conspirators conspired to fix, raise, maintain, and stabilize the price of PVC municipal water and electrical conduit pipe in violation of United States antitrust laws. See Note 9, Commitments and Contingencies, to the consolidated financial statements, which is incorporated herein by reference, for further discussion of this matter.

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

Dated: August 6, 2025