Form 10-Q
period 2025-09-30
Otter Tail Corp
filed 2025-11-05
CIK 1466593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2025 or
☐    Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
41,905,520 Common Shares ($5 par value) as of October 31, 2025.

DEFINITIONS
The following abbreviations or acronyms are used in the text.

ARO	Asset Retirement Obligation	OTC	Otter Tail Corporation
ARP	Alternative Revenue Program	OTP	Otter Tail Power Company
ASC	Accounting Standards Codification	PIR	Phase-In Rider
ECO	Energy Conservation and Optimization Rider	PSLRA	Private Securities Litigation Reform Act of 1995
EPA	Environmental Protection Agency	PTC	Production Tax Credits
ESSRP	Executive Survivor and Supplemental Retirement Plan	PVC	Polyvinyl chloride
EUIC	Electric Utility Infrastructure Costs Rider	RHR	Regional Haze Rule
FASB	Financial Accounting Standards Board	ROE	Return on equity
FERC	Federal Energy Regulatory Commission	RRR	Renewable Resource Rider
GHG	Greenhouse Gas	RTO	Regional Transmission Organizations
kwh	kilowatt-hour	SDPUC	South Dakota Public Utilities Commission
MATs	Mercury and Air Toxics Standards	SEC	Securities and Exchange Commission
MDT	Metering & Distribution Technology Rider	SIP	State Implementation Plan
Merricourt	Merricourt Wind Energy Center	SOFR	Secured Overnight Financing Rate
MISO	Midcontinent Independent System Operator, Inc.	TCR	Transmission Cost Recovery Rider
MPUC	Minnesota Public Utilities Commission	VinylTech	VinylTech Corporation
OBBBA	One Big Beautiful Bill Act

FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the PSLRA). When used in this Form 10-Q and in future filings by Otter Tail Corporation (the Company) with the Securities and Exchange Commission (SEC), in the Company’s press releases and in oral statements, words such as “anticipate,” “believe,” “can," "could,” “estimate,” “expect,” "future," "goal," “intend,” "likely," “may,” “outlook,” “plan,” “possible,” “potential,” "predict," "probable," "projected," “should,” "target," “will,” “would” or similar expressions are intended to identify forward-looking statements within the meaning of the PSLRA. Such statements are based on current expectations and assumptions and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. The Company’s risks and uncertainties include, among other things, uncertainty of future investments and capital expenditures; rate base levels and rate base growth; long-term investment risk; seasonal weather patterns and extreme weather events; counterparty credit risk; future business volumes with key customers; reductions in our credit ratings; our ability to access capital markets on favorable terms; assumptions and costs relating to funding our employee benefit plans; our subsidiaries’ ability to make dividend payments; cyber security threats or data breaches; the impact of government executive orders, legislation and regulation including foreign trade and environmental policies; health and safety laws and regulations; changes in tax laws and regulations; the impact of climate change including compliance with legislative and regulatory changes to address climate change; operational and economic risks associated with our electric generating and manufacturing facilities; risks associated with energy markets; the availability and pricing of resource materials; inflation cost pressures; attracting and maintaining a qualified and stable workforce; expectations regarding regulatory proceedings; including state utility commission approval of resource plans; assigned service areas; the siting and construction of major facilities; capital structure; and allowed customer rates; actual and threatened claims or litigation; and changing macroeconomic and industry conditions that impact demand for our products, pricing and margins. These and other risks and uncertainties are more fully described in our filings with the SEC, including our most recently filed Annual Report on Form 10-K and Item 1A. Risk Factors. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information.
PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

OTTER TAIL CORPORATION
CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share data)	September 30, 2025	December 31, 2024

Assets
Current Assets
Cash and Cash Equivalents	$325,786	$294,651
Receivables, net of allowance for credit losses	166,694	145,964
Inventories	155,765	148,885
Investments	53,877	753
Regulatory Assets	9,433	9,962
Other Current Assets	25,688	29,826
Total Current Assets	737,243	630,041
Noncurrent Assets
Investments	77,662	121,177
Property, Plant and Equipment, net of accumulated depreciation	2,820,689	2,692,460
Regulatory Assets	97,936	98,673
Intangible Assets, net of accumulated amortization	4,917	5,743
Goodwill	37,572	37,572
Other Noncurrent Assets	67,804	66,416
Total Noncurrent Assets	3,106,580	3,022,041
Total Assets	$3,843,823	$3,652,082

Liabilities and Shareholders' Equity
Current Liabilities
Short-Term Debt	$—	$69,615
Accounts Payable	95,441	113,574
Accrued Salaries and Wages	32,197	34,398
Accrued Taxes	21,267	17,314
Regulatory Liabilities	21,753	29,307
Other Current Liabilities	35,702	45,582
Total Current Liabilities	206,360	309,790
Noncurrent Liabilities
Pension Benefit Liability	32,001	32,614
Other Postretirement Benefits Liability	26,502	27,385
Regulatory Liabilities	296,216	288,928
Deferred Income Taxes	288,013	267,745
Deferred Tax Credits	14,513	14,990
Other Noncurrent Liabilities	105,330	98,397
Total Noncurrent Liabilities	762,575	730,059
Commitments and Contingencies (Note 9)
Capitalization
Long-Term Debt	1,043,437	943,734
Shareholders' Equity
Common Shares: 50,000,000 shares authorized, $5 par value; 41,905,520 and 41,827,967 outstanding at September 30, 2025 and December 31, 2024	209,528	209,140
Additional Paid-In Capital	433,368	429,089
Retained Earnings	1,187,813	1,029,738
Accumulated Other Comprehensive Income	742	532
Total Shareholders' Equity	1,831,451	1,668,499
Total Capitalization	2,874,888	2,612,233
Total Liabilities and Shareholders' Equity	$3,843,823	$3,652,082
See accompanying condensed notes to consolidated financial statements.

OTTER TAIL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per-share amounts)	2025	2024	2025	2024

Operating Revenues
Electric	$138,597	$130,380	$417,048	$384,696
Product Sales	186,966	207,653	578,911	642,741
Total Operating Revenues	325,563	338,033	995,959	1,027,437
Operating Expenses
Electric Production Fuel	25,442	14,991	56,055	45,009
Electric Purchased Power	9,495	10,735	55,862	42,507
Electric Operating and Maintenance Expenses	41,144	43,737	136,830	136,367
Cost of Products Sold (excluding depreciation)	101,198	111,444	311,551	342,962
Nonelectric Selling, General, and Administrative Expenses	17,792	18,829	56,434	55,896
Depreciation and Amortization	29,554	27,051	88,376	79,579
Electric Property Taxes	4,333	3,705	12,788	11,691
Total Operating Expenses	228,958	230,492	717,896	714,011
Operating Income	96,605	107,541	278,063	313,426
Other Income and (Expense)
Interest Expense	(11,790)	(11,173)	(35,063)	(31,225)
Nonservice Components of Postretirement Benefits	304	2,367	2,441	7,197
Other Income (Expense), net	5,990	5,421	15,231	14,491
Income Before Income Taxes	91,109	104,156	260,672	303,889
Income Tax Expense	12,817	18,677	36,553	57,077
Net Income	$78,292	$85,479	$224,119	$246,812

Weighted-Average Common Shares Outstanding:
Basic	41,877	41,800	41,859	41,770
Diluted	42,138	42,081	42,106	42,068
Earnings Per Share:
Basic	$1.87	$2.04	$5.35	$5.91
Diluted	$1.86	$2.03	$5.32	$5.87
See accompanying condensed notes to consolidated financial statements.

OTTER TAIL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024

Net Income	$78,292	$85,479	$224,119	$246,812
Other Comprehensive Income (Loss):
Unrealized Gain on Available-for-Sale Securities, net of tax expense of $5, $331, $71 and $255	20	1,244	245	963
Pension and Other Postretirement Benefits, net of tax benefit of $4, $11, $12 and $47	(12)	(28)	(35)	(132)
Total Other Comprehensive Income	8	1,216	210	831
Total Comprehensive Income	$78,300	$86,695	$224,329	$247,643
See accompanying condensed notes to consolidated financial statements.

OTTER TAIL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)

(in thousands, except common shares outstanding)	Common Shares Outstanding	Par Value, Common Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity

Balance, June 30, 2025	41,904,370	$209,522	$432,664	$1,131,542	$734	$1,774,462
Stock Issued Under Share-Based Compensation Plans, net of shares withheld for employee taxes	1,150	6	(6)	—	—	—
Stock Compensation Expense	—	—	710	—	—	710
Net Income	—	—	—	78,292	—	78,292
Other Comprehensive Income	—	—	—	—	8	8
Common Dividends ($0.5250 per share)	—	—	—	(22,021)	—	(22,021)
Balance, September 30, 2025	41,905,520	$209,528	$433,368	$1,187,813	$742	$1,831,451

Balance, June 30, 2024	41,814,425	$209,072	$427,264	$928,553	$763	$1,565,652
Stock Issued Under Share-Based Compensation Plans, net of shares withheld for employee taxes	13,542	68	(772)	—	—	(704)
Stock Compensation Expense	—	—	1,259	—	—	1,259
Net Income	—	—	—	85,479	—	85,479
Other Comprehensive Income	—	—	—	—	1,216	1,216
Common Dividends ($0.4675 per share)	—	—	—	(19,571)	—	(19,571)
Balance, September 30, 2024	41,827,967	$209,140	$427,751	$994,461	$1,979	$1,633,331

Balance, December 31, 2024	41,827,967	$209,140	$429,089	$1,029,738	$532	$1,668,499
Stock Issued Under Share-Based Compensation Plans, net of shares withheld for employee taxes	77,553	388	(3,522)	—	—	(3,134)
Stock Purchase Plan Expenses	—	—	(305)	—	—	(305)
Stock Compensation Expense	—	—	8,106	—	—	8,106
Net Income	—	—	—	224,119	—	224,119
Other Comprehensive Income	—	—	—	—	210	210
Common Dividends ($1.5750 per share)	—	—	—	(66,044)	—	(66,044)
Balance, September 30, 2025	41,905,520	$209,528	$433,368	$1,187,813	$742	$1,831,451

Balance, December 31, 2023	41,710,521	$208,553	$426,963	$806,342	$1,148	$1,443,006
Stock Issued Under Share-Based Compensation Plans, net of shares withheld for employee taxes	117,446	587	(7,044)	—	—	(6,457)
Stock Purchase Plan Expenses	—	—	(250)	—	—	(250)
Stock Compensation Expense	—	—	8,082	—	—	8,082
Net Income	—	—	—	246,812	—	246,812
Other Comprehensive Income	—	—	—	—	831	831
Common Dividends ($1.4025 per share)	—	—	—	(58,693)	—	(58,693)
Balance, September 30, 2024	41,827,967	$209,140	$427,751	$994,461	$1,979	$1,633,331
See accompanying condensed notes to consolidated financial statements.

OTTER TAIL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30,
(in thousands)	2025	2024

Operating Activities
Net Income	$224,119	$246,812
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	88,376	79,579
Deferred Tax Credits	(477)	(559)
Deferred Income Taxes	14,527	8,840
Investment Gains	(5,519)	(5,259)
Stock Compensation Expense	8,106	8,082
Other, Net	(3,636)	(2,167)
Changes in Operating Assets and Liabilities:
Receivables	(20,730)	(29,130)
Inventories	(2,837)	(2,198)
Regulatory Assets	(1,429)	7,209
Other Assets	4,985	(2,785)
Accounts Payable	(8,702)	3,180
Accrued and Other Liabilities	(3,530)	(5,745)
Regulatory Liabilities	(363)	24,083
Pension and Other Postretirement Benefits	(3,941)	(7,167)
Net Cash Provided by Operating Activities	288,949	322,775
Investing Activities
Capital Expenditures	(213,329)	(259,750)
Proceeds from Disposal of Noncurrent Assets	4,957	6,684
Purchases of Investments and Other Assets	(7,642)	(59,100)
Net Cash Used in Investing Activities	(216,014)	(312,166)
Financing Activities
Net Repayments of Short-Term Debt	(69,615)	(14,021)
Proceeds from Issuance of Long-Term Debt	100,000	120,000
Dividends Paid	(66,044)	(58,693)
Payments for Shares Withheld for Employee Tax Obligations	(3,134)	(6,457)
Other, net	(3,007)	(1,791)
Net Cash (Used In) Provided by Financing Activities	(41,800)	39,038
Net Change in Cash and Cash Equivalents	31,135	49,647
Cash and Cash Equivalents at Beginning of Period	294,651	230,373
Cash and Cash Equivalents at End of Period	$325,786	$280,020

Supplemental Disclosure of Noncash Investing Activities
Accrued Property, Plant and Equipment Additions	$13,009	$9,396
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
Because of the seasonality of our businesses and other factors, earnings for the three and nine months ended September 30, 2025 should not be taken as an indication of earnings for all or any part of the balance of the current year or as an indication of earnings for future years.
Use of Estimates
We use estimates based on the best information available in recording transactions and balances resulting from business operations. As better information becomes available or actual amounts are known, the recorded estimates are revised. Consequently, operating results can be affected by revisions to prior accounting estimates.
Reclassifications
Short-term investments in the amount of $0.8 million were previously included in other current assets as of December 31, 2024. This amount has been reclassified to maintain consistency and comparability between the periods presented and are now presented separately on the consolidated balance sheets. The reclassification had no impact on previously reported current or total assets, current or total liabilities, or total shareholders' equity.
Recent Accounting Pronouncements
Income Taxes. In December 2023, the Financial Accounting Standards Board (FASB) issued amended authoritative guidance codified in Accounting Standards Codification (ASC) 740, Income Taxes. The amended guidance requires additional disaggregated information in effective tax rate reconciliation disclosures and additional disaggregated information about income taxes paid. The updated standard is effective for our annual periods beginning in 2025. The amended guidance is to be applied on a prospective basis with the option to apply the standard retrospectively. We anticipate adopting the updated standard in our Form 10-K for the year ending December 31, 2025, and electing to apply the standard on a retrospective basis for all periods presented.
Disaggregated Income Statement Expenses. In November 2024, the FASB issued authoritative guidance codified in ASC 220, Income Statement—Reporting Comprehensive Income, which will require additional disclosure of certain costs and expenses within the notes to the financial statements. The new standard is effective for our annual periods beginning in 2027 and interim periods beginning in the first quarter of fiscal 2028 and can be applied on either a prospective or retrospective basis. Early adoption of the new standard is permitted. We anticipate adopting the updated standard in our Form 10-K for the year ending December 31, 2027.
Measurement of Credit Losses. In July 2025, the FASB issued amended authoritative guidance codified in ASC 326, Financial Instruments - Credit Losses. The amended guidance provides a practical expedient permitting an entity to assume that conditions on the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current accounts receivable and current contract assets. The updated standard is effective for our annual and interim periods beginning in 2026 and is to be applied on a prospective basis. We are currently evaluating the impact that the updated standard will have on our consolidated financial statements, but we do not anticipate it will have a material effect on our future financial position or operating results.
Software Costs. In September 2025, the FASB issued amended authoritative guidance codified in ASC 350, Intangibles – Goodwill and Other. The amended guidance updates the cost capitalization threshold for internal-use software development costs by removing all references to software project development stages and providing new guidance on how to evaluate whether the probable-to-complete recognition threshold has been met. The updated standard is effective for our annual and interim periods beginning in 2028. Early adoption of the amended guidance is permitted. The amended guidance can be applied on a prospective, modified, or retrospective basis. We are currently evaluating the impact that the updated standard will have on our consolidated financial statements, but we do not anticipate it will have a material effect on our future financial position or operating results.
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
Segment Profit or Loss
Information about each segment, including significant expenses and net income of each segment, for the three and nine months ended September 30, 2025 and 2024 are as follows:
Electric Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024

Operating Revenue	$138,597	$130,380	$417,048	$384,696
Production Fuel and Purchased Power	34,937	25,726	111,917	87,516
Operating and Maintenance Expenses	41,144	43,737	136,830	136,367
Depreciation and Amortization	22,433	20,741	67,087	61,014
Property Taxes	4,333	3,705	12,788	11,691
Interest Expense	10,891	10,274	32,370	28,534
Income Tax (Benefit) Expense	(701)	948	(9,178)	723
Other Segment Items(1)	(1,748)	(3,281)	(5,977)	(10,635)
Net Income	$27,308	$28,530	$71,211	$69,486

(1) Other segment items includes nonservice components of postretirement benefits, allowance for funds used during construction and other expenses (income).
Manufacturing Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024

Operating Revenue	$76,951	$79,896	$237,363	$275,961
Cost of Goods Sold	61,283	68,360	193,108	224,595
Selling, General, and Administrative Expenses	9,978	8,853	31,071	31,667
Interest Expense	633	664	1,882	1,865
Income Tax Expense	1,141	(154)	2,371	3,563
Other Segment Items	—	(1)	1	—
Net Income	$3,916	$2,174	$8,930	$14,271
Plastics Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024

Operating Revenue	$110,015	$127,757	$341,548	$366,780
Cost of Goods Sold	44,139	47,056	131,155	129,867
Selling, General, and Administrative Expenses	6,919	6,956	20,526	17,777
Interest Expense	146	146	539	444
Income Tax Expense	15,317	19,166	49,294	56,938
Other Segment Items	(1)	(46)	(4)	(75)
Net Income	$43,495	$54,479	$140,038	$161,829

Capital Expenditures and Identifiable Assets
The following provides capital expenditures for each reportable segment and our corporate cost center for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
(in thousands)	2025	2024

Capital Expenditures
Electric	$199,618	$215,056
Manufacturing	6,763	25,034
Plastics	6,336	19,580
Corporate	612	80
Total	$213,329	$259,750
The following provides the identifiable assets by segment and corporate assets as of September 30, 2025 and December 31, 2024:

(in thousands)	September 30, 2025	December 31, 2024

Identifiable Assets
Electric	$2,924,509	$2,785,522
Manufacturing	251,906	254,445
Plastics	210,180	186,043
Corporate	457,228	426,072
Total	$3,843,823	$3,652,082
Corporate assets consist primarily of cash and cash equivalents, investments, and prepaid expenses.

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
Included below is a reconciliation of certain segment information and our unallocated corporate costs to consolidated amounts for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024

Depreciation and Amortization
Electric	$22,433	$20,741	$67,087	$61,014
Manufacturing	5,411	5,199	16,357	15,199
Plastics	1,636	1,086	4,771	3,293
Corporate	74	25	161	73
Total	$29,554	$27,051	$88,376	$79,579

Interest Expense
Total Interest Expense of Reportable Segments	$11,670	$11,084	$34,791	$30,843
Corporate Interest Expense	120	89	272	382
Total	$11,790	$11,173	$35,063	$31,225

Income Tax Expense (Benefit)
Total Income Tax Expense of Reportable Segments	$15,757	$19,960	$42,487	$61,224
Corporate Income Tax Benefit	(2,940)	(1,283)	(5,934)	(4,147)
Total	$12,817	$18,677	$36,553	$57,077

Net Income
Total Net Income of Reportable Segments	$74,719	$85,183	$220,179	$245,586
Corporate Net Income	3,573	296	3,940	1,226
Total	$78,292	$85,479	$224,119	$246,812

3. Revenue
The following presents our operating revenues from external customers, in total and by amounts arising from contracts with customers and alternative revenue program (ARP) arrangements, disaggregated by revenue source and segment for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024

Operating Revenues
Electric Segment
Retail: Residential	$32,106	$34,150	$104,939	$99,971
Retail: Commercial and Industrial	77,507	74,602	244,105	225,827
Retail: Other	2,029	2,050	6,100	5,875
Total Retail	111,642	110,802	355,144	331,673
Transmission	14,934	15,152	40,297	39,805
Wholesale	10,379	3,139	16,418	8,273
Other	1,642	1,287	5,189	4,945
Total Electric Segment	138,597	130,380	417,048	384,696
Manufacturing Segment
Metal Parts and Tooling	67,649	69,904	207,868	245,972
Plastic Products and Tooling	7,710	8,537	24,255	23,989
Scrap Metal	1,592	1,455	5,240	6,000
Total Manufacturing Segment	76,951	79,896	237,363	275,961
Plastics Segment
PVC Pipe	110,015	127,757	341,548	366,780
Total Operating Revenue	325,563	338,033	995,959	1,027,437
Less: Non-contract Revenues Included Above
Electric Segment - ARP Revenues	(323)	647	305	413
Total Operating Revenues from Contracts with Customers	$325,886	$337,386	$995,654	$1,027,024
4. Select Balance Sheet Information
Receivables and Allowance for Credit Losses
Receivables as of September 30, 2025 and December 31, 2024 are as follows:

(in thousands)	September 30, 2025	December 31, 2024

Receivables
Trade	$140,890	$112,169
Other	10,593	13,799
Unbilled Receivables	16,968	21,916
Total Receivables	168,451	147,884
Less: Allowance for Credit Losses	1,757	1,920
Receivables, net of allowance for credit losses	$166,694	$145,964
The following is a summary of activity in the allowance for credit losses for the nine months ended September 30, 2025 and 2024:

(in thousands)	2025	2024

Beginning Balance, January 1	$1,920	$2,522
Additions Charged to Expense	1,134	904
Reductions for Amounts Written Off, Net of Recoveries	(1,297)	(1,476)
Ending Balance, September 30	$1,757	$1,950

Inventories
Inventories consist of the following as of September 30, 2025 and December 31, 2024:

(in thousands)	September 30, 2025	December 31, 2024

Finished Goods	$39,146	$43,345
Work in Process	24,174	22,637
Raw Material, Fuel and Supplies	92,445	82,903
Total Inventories	$155,765	$148,885
Investments
The following is a summary of our investments as of September 30, 2025 and December 31, 2024:

(in thousands)	September 30, 2025	December 31, 2024

Short-term Investments
Government Debt Securities	$53,482	$753
Corporate Debt Securities	395	—
Total Short-term Investments	53,877	753
Long-term Investments
Corporate-Owned Life Insurance Policies	50,027	47,895
Government Debt Securities	9,022	60,378
Corporate Debt Securities	895	1,628
Mutual Funds	16,454	10,653
Money Market Funds	1,237	596
Other Investments	27	27
Total Long-term Investments	77,662	121,177
Total Investments	$131,539	$121,930
Debt Securities. The following table summarizes the amortized cost and fair value of available-for-sale debt securities and the corresponding amounts of gross unrealized gains and losses as of September 30, 2025 and December 31, 2024:

	September 30, 2025

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value

Government Debt Securities	$61,967	$586	$(49)	$62,504
Corporate Debt Securities	1,280	12	(2)	1,290
Total	$63,247	$598	$(51)	$63,794

	December 31, 2024

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value

Government Debt Securities	$60,891	$424	$(184)	$61,131
Corporate Debt Securities	1,629	9	(10)	1,628
Total	$62,520	$433	$(194)	$62,759
As of September 30, 2025 and December 31, 2024, no unrealized losses on debt securities were deemed to be other-than-temporary.

The following table summarizes the fair value of available-for-sale debt securities by contractual maturity date as of September 30, 2025:

(in thousands)	September 30, 2025

Due in one year or less	$53,877
Due in one to five years	9,917
Total	$63,794
Equity Securities. The amount of net unrealized gains and losses during the nine months ended September 30, 2025 and 2024 on marketable equity securities still held as of September 30, 2025 and 2024 was not material.
Property, Plant and Equipment
Major classes of property, plant and equipment as of September 30, 2025 and December 31, 2024 include:

(in thousands)	September 30, 2025	December 31, 2024

Electric Plant
Electric Plant in Service	$3,234,585	$3,180,943
Construction Work in Progress	334,457	231,890
Total Gross Electric Plant	3,569,042	3,412,833
Less Accumulated Depreciation and Amortization	921,038	899,049
Net Electric Plant	2,648,004	2,513,784
Nonelectric Property, Plant and Equipment
Nonelectric Property, Plant and Equipment in Service	401,193	362,565
Construction Work in Progress	12,223	40,536
Total Gross Nonelectric Property, Plant and Equipment	413,416	403,101
Less Accumulated Depreciation and Amortization	240,731	224,425
Net Nonelectric Property, Plant and Equipment	172,685	178,676
Net Property, Plant and Equipment	$2,820,689	$2,692,460

5. Regulatory Matters
Regulatory Assets and Liabilities
The following presents our current and long-term regulatory assets and liabilities as of September 30, 2025 and December 31, 2024 and the period we expect to recover or refund such amounts:

	Period of	September 30, 2025		December 31, 2024
(in thousands)	Recovery/Refund	Current	Long-Term	Current	Long-Term

Regulatory Assets
Pension and Other Postretirement Benefit Plans[1]	Various	$—	$87,182	$—	$88,161
Alternative Revenue Program Riders[2]	Up to 2 years	4,610	146	4,257	195
Deferred Income Taxes[1]	Asset lives	—	9,070	—	8,944
Fuel Clause Adjustments[1]	Up to 1 year	3,229	—	2,218	—
Derivative Instruments[1]	Up to 2 years	795	512	1,989	—
Other[1]	Various	799	1,026	1,498	1,373
Total Regulatory Assets		$9,433	$97,936	$9,962	$98,673
Regulatory Liabilities
Deferred Income Taxes	Asset lives	$—	$124,832	$—	$130,387
Plant Removal Obligations	Asset lives	—	132,438	—	126,263
Fuel Clause Adjustments	Up to 1 year	5,197	—	11,432	—
Alternative Revenue Program Riders	Up to 1 year	10,888	—	14,255	—
North Dakota PTC Refunds	Asset lives	—	26,348	—	20,099
Pension and Other Postretirement Benefit Plans	Various	2,547	10,350	2,547	10,758
Other	Various	3,121	2,248	1,073	1,421
Total Regulatory Liabilities		$21,753	$296,216	$29,307	$288,928

[1]Costs subject to recovery without a rate of return.
[2]Amounts eligible for recovery includes an incentive or rate of return.
South Dakota Rate Case
On June 4, 2025, Otter Tail Power (OTP) filed a request with the South Dakota Public Utilities Commission (SDPUC) for an increase in revenue recoverable under general rates in South Dakota. In its filing, OTP requested a net increase in annual revenue of $5.7 million, or 12.50%, based on an allowed rate of return on rate base of 8.29% and an allowed rate of return on equity (ROE) of 10.80% on an equity ratio of 53.54% of total capital. Through this proceeding, OTP has proposed changes to the mechanism of certain cost and investment recovery, with recovery moving from riders into base rates. If the SDPUC does not issue its decision on OTP's request within 180 days, OTP can increase rates on an interim basis beginning December 1, 2025. These interim rate revenues, when collected, are subject to potential refund until the finalization of the rate case.
Minnesota Rate Case
On October 31, 2025, OTP filed a request with the Minnesota Public Utilities Commission (MPUC) for an increase in revenue recoverable under general rates in Minnesota. In its filing, OTP requested a net increase in annual revenue of $44.8 million, or 17.7%, based on an allowed rate of return on rate base of 7.92% and an allowed ROE of 10.65% on an equity ratio of 53.5% of total capital. The request includes, among other items, accelerated recovery of the remaining investment of the jurisdictionally allocated share of Coyote Station. The accelerated recovery request is equal to $4.3 million annually. The request is driven by the MPUC’s order in OTP’s most recent Integrated Resource Plan to discontinue serving Minnesota customers with capacity and energy from Coyote Station by December 2031. If this part of the request is granted, we anticipate the amounts collected would be deferred and recognized over the remaining estimated useful life of the plant, which extends until 2041.
The filing also included an interim rate request for a net increase in annual revenue of $31.8 million, or 12.6%. We anticipate interim rates will commence on January 1, 2026, and will be subject to potential refund until the finalization of the rate case.

6. Short-Term and Long-Term Borrowings
The following is a summary of our outstanding short- and long-term borrowings by borrower, OTC or OTP, as of September 30, 2025 and December 31, 2024:
Short-Term Debt
The following is a summary of our lines of credit as of September 30, 2025 and December 31, 2024:

		September 30, 2025			December 31, 2024
(in thousands)	Borrowing Limit	Amount Outstanding	Letters of Credit	Amount Available	Amount Available

OTC Credit Agreement	$170,000	$—	$—	$170,000	$170,000
OTP Credit Agreement	220,000	—	10,461	209,539	141,613
Total	$390,000	$—	$10,461	$379,539	$311,613
Borrowings under each credit facility are subject to a variable rate of interest on outstanding balances and a commitment fee is charged based on the average unused amount available to be drawn under the respective facility. The variable rate of interest to be charged is based on a benchmark interest rate, either the Secured Overnight Financing Rate (SOFR) or a Base Rate, as defined in the credit agreements, selected by the borrower at the time of an advance, subject to the conditions of each agreement, plus an applicable credit spread. The credit spread ranges from zero to 2.00%, depending on the benchmark interest rate selected, and is subject to adjustment based on the credit ratings of the relevant borrower. There were no outstanding borrowings on either credit facility as of September 30, 2025. The weighted-average interest rate on all outstanding borrowings as of December 31, 2024 was 5.61%.
Long-Term Debt
The following is a summary of outstanding long-term debt by borrower as of September 30, 2025 and December 31, 2024:

				(in thousands)
Borrower	Debt Instrument	Rate	Maturity	September 30, 2025	December 31, 2024

OTC	Guaranteed Senior Notes	3.55%	12/15/26	$80,000	$80,000
OTP	Series 2007C Senior Unsecured Notes	6.37%	08/02/27	42,000	42,000
OTP	Series 2013A Senior Unsecured Notes	4.68%	02/27/29	60,000	60,000
OTP	Series 2019A Senior Unsecured Notes	3.07%	10/10/29	10,000	10,000
OTP	Series 2020A Senior Unsecured Notes	3.22%	02/25/30	10,000	10,000
OTP	Series 2020B Senior Unsecured Notes	3.22%	08/20/30	40,000	40,000
OTP	Series 2021A Senior Unsecured Notes	2.74%	11/29/31	40,000	40,000
OTP	Series 2024A Senior Unsecured Notes	5.48%	04/01/34	60,000	60,000
OTP	Series 2025A Senior Unsecured Notes	5.49%	03/27/35	50,000	—
OTP	Series 2007D Senior Unsecured Notes	6.47%	08/20/37	50,000	50,000
OTP	Series 2019B Senior Unsecured Notes	3.52%	10/10/39	26,000	26,000
OTP	Series 2020C Senior Unsecured Notes	3.62%	02/25/40	10,000	10,000
OTP	Series 2013B Senior Unsecured Notes	5.47%	02/27/44	90,000	90,000
OTP	Series 2018A Senior Unsecured Notes	4.07%	02/07/48	100,000	100,000
OTP	Series 2019C Senior Unsecured Notes	3.82%	10/10/49	64,000	64,000
OTP	Series 2020D Senior Unsecured Notes	3.92%	02/25/50	15,000	15,000
OTP	Series 2021B Senior Unsecured Notes	3.69%	11/29/51	100,000	100,000
OTP	Series 2022A Senior Unsecured Notes	3.77%	05/20/52	90,000	90,000
OTP	Series 2024B Senior Unsecured Notes	5.77%	04/01/54	60,000	60,000
OTP	Series 2025B Senior Unsecured Notes	5.98%	06/05/55	50,000	—
Total				1,047,000	947,000
Less:	Unamortized Long-Term Debt Issuance Costs			3,563	3,266
Total Long-Term Debt, Net of Unamortized Debt Issuance Costs				$1,043,437	$943,734

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
Financial Covenants
Certain of OTC's and OTP's short- and long-term debt agreements require the borrower, whether OTC or OTP, to maintain certain financial covenants, including a maximum debt to total capitalization ratio of 0.60 to 1.00 or 0.65 to 1.00, depending on the debt agreement, a minimum interest and dividend coverage ratio of 1.50 to 1.00, and a maximum level of priority indebtedness. As of September 30, 2025, OTC and OTP were in compliance with these financial covenants.
7. Employee Postretirement Benefits
Pension Plan and Other Postretirement Benefits
The Company sponsors a noncontributory funded pension plan (the Pension Plan), an unfunded, nonqualified Executive Survivor and Supplemental Retirement Plan (the ESSRP), both accounted for as defined benefit pension plans, and a postretirement healthcare plan accounted for as an other postretirement benefit plan.
The following tables include the components of net periodic benefit cost (income) related to our defined benefit pension plans and other postretirement benefits for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	Pension Benefits (Pension Plan)		Pension Benefits (ESSRP)		Postretirement Benefits
(in thousands)	2025	2024	2025	2024	2025	2024

Service Cost	$876	$972	$—	$—	$123	$123
Interest Cost	4,325	4,297	474	474	403	399
Expected Return on Assets	(6,191)	(6,380)	—	—	—	—
Amortization of Prior Service Cost	—	—	—	—	(948)	(1,576)
Amortization of Net Actuarial Loss	335	40	—	—	—	—
Net Periodic Benefit Cost (Income)	$(655)	$(1,071)	$474	$474	$(422)	$(1,054)

	Nine Months Ended September 30,
	Pension Benefits (Pension Plan)		Pension Benefits (ESSRP)		Postretirement Benefits
(in thousands)	2025	2024	2025	2024	2025	2024

Service Cost	$2,627	$2,915	$—	$—	$368	$368
Interest Cost	12,977	12,891	1,421	1,422	1,208	1,199
Expected Return on Assets	(18,573)	(19,139)	—	—	—	—
Amortization of Prior Service Cost	—	—	—	—	(2,846)	(4,727)
Amortization of Net Actuarial Loss	1,006	119	—	—	—	—
Net Periodic Benefit Cost (Income)	$(1,963)	$(3,214)	$1,421	$1,422	$(1,270)	$(3,160)

The following table includes the impact of regulation on the recognition of periodic benefit cost (income) arising from pension and other postretirement benefits for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024

Net Periodic Benefit Cost (Income)	$(603)	$(1,651)	$(1,812)	$(4,952)
Net Amount Amortized Due to the Effect of Regulation	1,298	379	2,366	1,038
Net Periodic Benefit Cost (Income) Recognized	$695	$(1,272)	$554	$(3,914)
We had no minimum funding requirements for our Pension Plan or any other postretirement benefit plans as of December 31, 2024. We did not make any contributions to our Pension Plan during the nine months ended September 30, 2025 and 2024.
8. Income Taxes
The Company's effective tax rate was 14.1% and 17.9% for the three months ended September 30, 2025 and 2024 and 14.0% and 18.8% for the nine months ended September 30, 2025 and 2024. These rates differ from the federal statutory rate of 21% primarily due to the impact of production tax credits (PTCs) associated with the energy generation of our wind and solar assets, partially offset by the impact of state taxes. The decrease in our effective tax rate for each period was primarily driven by an increase in PTCs from our wind generation assets. In late 2024, we completed our first wind repowering project and additional projects were completed in 2025. The completion of these repowering projects resulted in the commencement of PTCs associated with the generation from the facilities.
One Big Beautiful Bill Act
On July 4, 2025, broad spending and tax law legislation referred to as the One Big Beautiful Bill Act (OBBBA) was enacted in the U.S. The aspects of the law that impact our financial position and may impact our future investment opportunities include certain changes to corporate income taxes and modifications to existing renewable energy credits.
The OBBBA includes changes to corporate income tax rules and regulations, including reinstating 100% bonus depreciation, immediate expensing of domestic research and development costs, and modifications to the business interest expense limitation.
The effects of changes in tax laws and regulations are required to be recognized in our consolidated financial statements in the period of enactment. Accordingly, as of September 30, 2025, we recognized a reduction to our current year income tax payable in the amount of $7.7 million, with a corresponding increase to our deferred income tax liability, as a result of electing to deduct previously deferred research and development costs in the current year. We also anticipate electing bonus depreciation for eligible assets in our 2025 corporate income tax return, which will result in a reduction of our current year income tax payable and an increase to our deferred income tax liability.
The OBBBA also alters the timing and eligibility of certain tax credits for renewable energy projects. Wind and solar projects that begin construction by July 4, 2026 are eligible for technology-neutral tax credits (production tax credits or investment tax credits). Projects that begin construction after July 4, 2026 must be in service by December 31, 2027 to qualify for technology-neutral tax credits. For projects that begin construction after December 31, 2025, new provisions restrict tax credit eligibility for those projects involving material assistance or effective control by a Foreign Entity of Concern, as defined in the legislation, which includes entities linked to China, Russia, Iran or North Korea.

9. Commitments and Contingencies
Commitments
Solar Development. On October 30, 2024, OTP entered into an agreement to acquire the assets of a solar facility currently under development. The assets to be acquired include real property rights and interests, interconnection agreements, state and local permits, and other development assets. Per the agreement, the purchase price is equal to $23.6 million, plus the reimbursement of certain interconnection costs and costs to purchase and store the main power transformer. Closing of the transaction is expected to occur in late 2025, and remains subject to certain conditions to close, including regulatory and other approvals. Under certain conditions, OTP would be subject to a termination fee of up to $5.0 million if the seller has satisfied all required conditions to close but the transaction is not consummated.
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
OTP, as a transmission owner in MISO, has exercised its authority and elected to self-fund transmission upgrades necessary to accommodate new system generation. Under such an election, OTP is recovering the cost of the transmission upgrade and a return on that investment from the generator over a contractual period of time. Should the resolution of this matter eliminate transmission owners’ unilateral funding authority on either a prospective or retrospective basis, our financial results would be impacted. We cannot at this time reasonably predict the outcome of this matter given the uncertainty as to how FERC may ultimately decide on the matter.

Class Action Lawsuits and Related Matters. Beginning in August of 2024, a series of putative federal class action lawsuits consolidated under the caption In re: PVC Pipe Antitrust Litigation (Case No. 1:24-cv-07639) were filed in the United States District Court for the Northern District of Illinois against Northern Pipe Products, Vinyltech Corporation, Otter Tail Corporation and more than twenty other PVC pipe manufacturers, as well as Oil Price Information Systems, LLC (OPIS), a reporting service that provides pricing and market intelligence in various industries, including the PVC pipe industry, during the relevant period. The Court has allowed three putative classes to file complaints: a Direct Purchaser Class, a Non-Converter Seller Purchaser Class and an End-User Class.
In July 2025, the Court preliminarily approved a settlement agreement among the Direct Purchaser Class, the Non-Converter Seller Purchaser Class and OPIS. The settlement agreement resolved claims against OPIS and provides for its cooperation with the plaintiffs.
In August of 2025, the three putative classes each filed a first or an amended complaint alleging, among other things, that beginning in January 2017 or January 2020, depending on the class, the defendants and alleged co-conspirators conspired to fix, raise, maintain and stabilize the price of PVC municipal pipe, PVC plumping pipe, PVC electrical pipe and PVC pipe fittings in violation of U.S. federal and state antitrust laws. The complaints allege that PVC pipe manufacturers improperly exchanged confidential information through OPIS and engaged in other indirect and direct communications with each other. Plaintiffs are seeking treble damages, injunctive relief, pre- and post-judgment interest, costs and attorneys' fees on behalf of the putative classes.
On October 30, 2025, the defendants filed motions to dismiss.
In August 2024, the Company received a grand jury subpoena issued by the U.S. District Court for the Northern District of California, from the U.S. Department of Justice (DOJ) Antitrust Division. The subpoena calls for production of documents regarding the manufacturing, selling and pricing of PVC pipe. The Company has responded to the subpoena and intends to comply with its obligations thereunder. On October 7, 2025, the DOJ filed a motion to intervene and for a partial stay of document discovery for a period of six months in In Re: PVC Pipe Antitrust Litigation, which the Court granted on October 10, 2025.
On September 26, 2025, a putative nation-wide class action complaint (Case No. S-257310) was filed in the Supreme Court of British Columbia, Canada against Northern Pipe, Vinyltech Corporation, Otter Tail Corporation and several other PVC pipe manufacturers, as well as OPIS. The complaint alleges that the defendants, beginning in 2021, conspired to fix, raise, maintain, and stabilize the price of PVC pipe through an information exchange, OPIS, breaching Canada's Competition Act, and creating tortious liability. The plaintiffs seek general damages, injunctive relief, pre- and post-judgment interest, punitive damages, cost, and attorneys' fees on behalf of the putative class.
The Company believes there are factual and legal defenses to the allegations in the complaints and is defending itself accordingly. There remains considerable uncertainty regarding the timing or ultimate resolution of these matters. At this time, we are unable to determine the likelihood of an outcome or estimate a range of reasonably possible losses, if any, arising from the class action complaints in the United States and Canada or the DOJ investigation. The resolution of these matters could have a material impact on the Company’s financial position, operating results and liquidity, and it is reasonably possible that our estimate of a loss arising from these matters could change in the near term.
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
Other Contingencies. We are involved in claims, legal proceedings, investigations and regulatory matters arising in the normal course of business. We regularly analyze relevant information and, as necessary, estimate and record accrued liabilities for legal, regulatory enforcement and other matters in which a loss or range of loss is probable of occurring and can be reasonably estimated. We believe the effect on our consolidated operating results, financial position and cash flows, if any, for the disposition of all matters pending as of September 30, 2025, other than those discussed above, will not be material.
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

On May 3, 2024, we filed a second registration statement with the SEC for the issuance of up to 1,500,000 common shares under an Automatic Dividend Reinvestment and Share Purchase Plan, which provides shareholders, retail customers of OTP and other interested investors methods of purchasing our common shares by reinvesting their dividends or making optional cash investments. Shares purchased under the plan may be newly issued common shares or common shares purchased on the open market. During the nine months ended September 30, 2025, we issued 75,173 shares under this plan. We repurchased a sufficient number of shares on the open market to satisfy all issuances under the plan; accordingly, no proceeds were received as a result of the issuance of these shares. As of September 30, 2025, there were 1,354,358 shares available for purchase or issuance under the plan. The registration statement expires in May 2027.
Dividend Restrictions
OTC is a holding company with no significant operations of its own. The primary source of funds for payments of dividends to OTC's shareholders is from dividends paid or distributions made by OTC's subsidiaries. As a result of certain statutory limitations or regulatory or financing agreements, the amount of distributions allowed to be made by OTC's subsidiaries or the amount of dividends paid by OTC could be restricted. Both the OTC Credit Agreement and the OTP Credit Agreement contain restrictions on the payment of cash dividends upon a default or event of default, including failure to maintain certain financial covenants. As of September 30, 2025, we were in compliance with these financial covenants.
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
The MPUC indirectly limits the amount of dividends OTP can pay to OTC by requiring an equity-to-total-capitalization ratio between 47.2% and 57.7% based on OTP’s current capital structure requirements. As of September 30, 2025, OTP’s equity-to-total-capitalization ratio, including short-term debt, was 55.1% and its net assets restricted from distribution totaled approximately $861 million. Under the MPUC order, total capitalization for OTP cannot exceed $2.2 billion.

11.. Accumulated Other Comprehensive Income (Loss)
The following presents the changes in accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025					2024
(in thousands)	Pension and Other Postretirement Benefits		Net Unrealized Gains (Losses) on Available-for-Sale Securities		Total	Pension and Other Postretirement Benefits		Net Unrealized Gains (Losses) on Available-for-Sale Securities		Total

Balance, Beginning of Period	$350		$384		$734	$1,271		$(508)		$763
Other Comprehensive Income Before Reclassifications, net of tax	—		37		37	—		1,233		1,233
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(12)	(1)	(17)	(2)	(29)	(28)	(1)	11	(2)	(17)
Total Other Comprehensive Income (Loss)	(12)		20		8	(28)		1,244		1,216
Balance, End of Period	$338		$404		$742	$1,243		$736		$1,979

	Nine Months Ended September 30,
	2025					2024
(in thousands)	Pension and Other Postretirement Benefits		Net Unrealized Gains (Losses) on Available-for-Sale Securities		Total	Pension and Other Postretirement Benefits		Net Unrealized Gains (Losses) on Available-for-Sale Securities		Total

Balance, Beginning of Period	$373		$159		$532	$1,375		$(227)		$1,148
Other Comprehensive Income Before Reclassifications, net of tax	—		272		272	—		989		989
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(35)	(1)	(27)	(2)	(62)	(132)	(1)	(26)	(2)	(158)
Total Other Comprehensive Income (Loss)	(35)		245		210	(132)		963		831
Balance, End of Period	$338		$404		$742	$1,243		$736		$1,979

(1) Included in the computation of net periodic pension and other postretirement benefit costs. See Note 7.
(2) Included in other income (expense), net on the accompanying consolidated statements of income.

12. Share-Based Payments
Stock Compensation Expense
Stock-based compensation expense arising from our employee stock purchase plan and share-based compensation plans recognized within operating expenses in the consolidated statements of income amounted to $0.7 million and $1.3 million for the three months ended September 30, 2025 and 2024 and $8.1 million for the nine months ended September 30, 2025 and 2024.
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
The following is a summary of stock award activity for the nine months ended September 30, 2025:

	Shares	Weighted-Average Grant-Date Fair Value

Nonvested, January 1, 2025	143,417	$68.47
Granted	57,185	74.22
Vested	(47,593)	59.74
Forfeited	(6,600)	68.72
Nonvested, September 30, 2025	146,409	$73.55
The fair value of vested awards was $3.6 million and $5.1 million during the nine months ended September 30, 2025 and 2024.
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
The grant-date fair value of stock performance awards granted during the nine months ended September 30, 2025 and 2024 was determined using a Monte Carlo fair value simulation model incorporating the following assumptions:

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

The following is a summary of stock performance award activity for the nine months ended September 30, 2025 (share amounts reflect awards at target):

	Shares	Weighted-Average Grant-Date Fair Value

Nonvested, January 1, 2025	144,800	$68.85
Granted	57,000	73.90
Vested	(49,000)	53.93
Forfeited	—	—
Nonvested, September 30, 2025	152,800	$75.52
The fair value of vested awards was $5.5 million and $12.3 million during the nine months ended September 30, 2025 and 2024, respectively.
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
The following includes the computation of the denominator for basic and diluted weighted-average shares outstanding for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024

Weighted-Average Common Shares Outstanding – Basic	41,877	41,800	41,859	41,770
Effect of Dilutive Securities:
Stock Performance Awards	164	188	150	199
Restricted Stock Awards	94	91	95	97
Employee Stock Purchase Plan	3	2	2	2
Dilutive Effect of Potential Common Shares	261	281	247	298
Weighted-Average Common Shares Outstanding – Diluted	42,138	42,081	42,106	42,068
The number of shares excluded from diluted weighted-average common shares outstanding because such shares were anti-dilutive was not material for the three and nine months ended September 30, 2025 and 2024.
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
As of September 30, 2025, OTP had multiple outstanding pay-fixed, receive-variable swap agreements with various settlement dates extending to December 31, 2026. The following presents the notional amounts and fair value of our derivative instruments as of September 30, 2025 and December 31, 2024:

(in thousands)	September 30, 2025	December 31, 2024

Megawatt hours of electricity	347	167

Derivative Assets:
Other Current Assets	$1,285	$—
Other Noncurrent Assets	119	—
Total Derivative Assets	1,404	—

Derivative Liabilities:
Other Current Liabilities	795	1,989
Other Noncurrent Liabilities	512	—
Total Derivative Liabilities	$1,307	$1,989
During the nine months ended September 30, 2025 and 2024, contracts matured and were settled resulting in losses of $2.6 million and $2.7 million, respectively. Gains and losses recognized on the settlement of derivative instruments are returned to or recovered from our electric customers through fuel recovery mechanisms in each state. When recognized in the consolidated statements of income, these gains or losses are included in electric purchased power. Gains or losses related to the settlement of derivative instruments are included in cash flows from operations in the consolidated statements of cash flows.
15. Fair Value Measurements
The following tables present our assets and liabilities measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024 classified by the input method used to measure fair value:

(in thousands)	Level 1	Level 2	Level 3

September 30, 2025

Assets:
Investments:
Money Market Funds	$1,237	$—	$—
Mutual Funds	16,454	—	—
Corporate Debt Securities	—	1,290	—
Government Debt Securities	—	62,504	—
Derivative Instruments	—	1,404	—
Total Assets	17,691	65,198	—
Liabilities:
Derivative Instruments	—	1,307	—
Total Liabilities	$—	$1,307	$—

December 31, 2024

Assets:
Investments:
Money Market Funds	$596	$—	$—
Mutual Funds	10,653	—	—
Corporate Debt Securities	—	1,628	—
Government Debt Securities	—	61,131	—
Total Assets	11,249	62,759	—
Liabilities:
Derivative Instruments	—	1,989	—
Total Liabilities	$—	$1,989	$—
Level 1 fair value measurements are based on quoted prices (unadjusted) in active markets for identical assets that we have the ability to access at the measurement date.

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
The following reflects the carrying value and estimated fair value of these assets and liabilities as of September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Assets:
Cash and Cash Equivalents	$325,786	$325,786	$294,651	$294,651
Total	325,786	325,786	294,651	294,651
Liabilities:
Short-Term Debt	—	—	69,615	69,615
Long-Term Debt	1,043,437	930,550	943,734	806,826
Total	$1,043,437	$930,550	$1,013,349	$876,441
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
ECONOMIC CONDITIONS
Broad changes in U.S. trade and tariff policy and potential countermeasures implemented by foreign countries could significantly impact domestic macroeconomic conditions and our business operations. Newly imposed or increased tariffs may cause disruption in our supply chain and increase the cost of our Electric segment capital expenditures, which could impact our capital spending plan or result in delayed or under-recovery of our capital investments. Tariffs on steel and aluminum have increased domestic steel prices in the current year, impacting our Manufacturing segment. To date, the impact has not been significant and price increases have been passed on to our customers. If there are price increases in the future which we are unable to pass on to our customers or if end market demand declines due to elevated pricing, the operating results of our Manufacturing segment would be negatively impacted.
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
CONSOLIDATED RESULTS
The following table summarizes consolidated operating results for the three months ended September 30, 2025 and 2024:

(in thousands)	2025	2024	$ change	% change

Operating Revenues	$325,563	$338,033	$(12,470)	(3.7)%
Operating Expenses	228,958	230,492	(1,534)	(0.7)
Operating Income	96,605	107,541	(10,936)	(10.2)
Interest Expense	(11,790)	(11,173)	(617)	5.5
Nonservice Components of Postretirement Benefits	304	2,367	(2,063)	(87.2)
Other Income (Expense), net	5,990	5,421	569	10.5
Income Before Income Taxes	91,109	104,156	(13,047)	(12.5)
Income Tax Expense	12,817	18,677	(5,860)	(31.4)
Net Income	$78,292	$85,479	$(7,187)	(8.4)%
Operating Revenues decreased $12.5 million primarily due to decreased sales prices in our Plastics segment and decreased sales volumes in our Manufacturing segment, partially offset by increased sales volumes in our Plastics segment as well as increased fuel recovery revenues and sales volumes in our Electric segment. See our segment disclosures below for additional discussion of items impacting operating revenues.

Operating Expenses decreased $1.5 million primarily due to lower cost of goods sold from decreased sales volumes in our Manufacturing segment and the impact of lower material costs in our Plastics segment, as well as lower operating and maintenance expenses in our Electric segment. These decreases were partially offset by an increase in production fuel costs in our Electric segment. See our segment disclosures below for additional discussion of items impacting operating expenses.
Nonservice Components of Postretirement Benefits decreased by $2.1 million, having a negative impact on net income, primarily due to a decrease in the amortization of plan amendment-related gains and an increase in the amortization of actuarial losses.
Income Tax Expense decreased $5.9 million primarily due to a decrease in income before income taxes, as well as an increase in PTCs at OTP driven by increased wind generation which qualified for credits. Our effective tax rate was 14.1% for the three months ended September 30, 2025 and 17.9% for the same period last year. The decrease in our effective tax rate was primarily driven by an increase in PTCs from our wind generation assets. In late 2024, we completed our first wind repowering project and additional projects were completed in 2025. The completion of these repowering projects results in the commencement of PTCs earned from the generation from these facilities.
ELECTRIC SEGMENT RESULTS
The following table summarizes Electric segment operating results for the three months ended September 30, 2025 and 2024:

(in thousands)	2025	2024	$ change	% change

Retail Revenues	$111,642	$110,802	$840	0.8%
Transmission Services Revenues	14,934	15,152	(218)	(1.4)
Wholesale Revenues	10,379	3,139	7,240	230.6
Other Electric Revenues	1,642	1,287	355	27.6
Total Operating Revenues	138,597	130,380	8,217	6.3
Production Fuel	25,442	14,991	10,451	69.7
Purchased Power	9,495	10,735	(1,240)	(11.6)
Operating and Maintenance Expenses	41,144	43,737	(2,593)	(5.9)
Depreciation and Amortization	22,433	20,741	1,692	8.2
Property Taxes	4,333	3,705	628	17.0
Operating Income	35,750	36,471	(721)	(2.0)
Interest Expense	(10,891)	(10,274)	(617)	6.0
Nonservice Components of Postretirement Benefits	577	2,609	(2,032)	(77.9)
Other Income	1,171	672	499	74.3
Income Before Income Taxes	26,607	29,478	(2,871)	(9.7)
Income Tax Expense (Benefit)	(701)	948	(1,649)	(173.9)
Net Income	$27,308	$28,530	$(1,222)	(4.3)%

	2025	2024	change	% change

Electric kilowatt-hour (kwh) Sales (in thousands)
Retail kwh Sales	1,373,054	1,304,446	68,608	5.3%
Wholesale kwh Sales – Company Generation	160,639	71,702	88,937	124.0
Heating Degree Days	25	2	23	n/m
Cooling Degree Days	326	378	(52)	(13.8)%

The operating results of our Electric segment are impacted by fluctuations in weather conditions and the resulting demand for electricity for heating and cooling. The following table shows heating degree days and cooling degree days as a percent of normal for the three months ended September 30, 2025 and 2024.

	2025	2024

Heating Degree Days	61.0%	4.7%
Cooling Degree Days	93.1%	111.5%

The following table summarizes the estimated effect on diluted earnings per share of the difference in retail kwh sales under actual weather conditions and expected retail kwh sales under normal weather conditions for the three months ended September 30, 2025 and 2024, and between those periods.

	2025 vs Normal	2025 vs 2024	2024 vs Normal

Effect on Diluted Earnings Per Share	$(0.01)	$(0.02)	$0.01

Retail Revenues increased $0.8 million primarily due to increased fuel recovery revenue, increased sales volumes excluding the impact of weather, and increased rider revenue, primarily driven by the recovery of our investments in our wind repowering projects. These increases were partially offset by the impact of seasonal rate differences between interim and final rates in North Dakota, which went into effect in March 2025. The impact of unfavorable weather compared to the same period last year also negatively impacted operating revenues.
Wholesale Revenues increased $7.2 million due to a 124% increase in wholesale sales volumes and a 48% increase in wholesale prices driven by increased fuel costs and market demand for wholesale energy. Wholesale revenues, net of wholesale fuel costs, are generally returned to customers and result in a reduction of retail revenue.
Production Fuel costs increased $10.5 million due to an increase in the price of natural gas and an increase in generation from our natural gas facilities compared to the same period last year, as well as an increase in generation at Big Stone Plant.
Purchased Power costs decreased $1.2 million primarily due to a 30% decrease in the amount of power purchased, partially offset by a 25% increase in the price of purchased power driven by higher market energy costs.
Operating and Maintenance expenses decreased $2.6 million primarily due to decreases in labor and service provider costs. Compared to the same period last year, a greater percentage of labor hours were dedicated to capital investment projects, which resulted in an increase in capitalized labor costs and a corresponding reduction in operating and maintenance expenses.
Depreciation and Amortization expense increased $1.7 million due to additional assets, including certain wind, transmission and distribution assets, being placed in service.
Nonservice Components of Postretirement Benefits decreased $2.0 million, having a negative impact on net income, primarily due to a decrease in the amortization of plan amendment-related gains and an increase in the amortization of actuarial losses.
Income Tax Expense (Benefit) was a $0.7 million net benefit in the current period, compared to a $0.9 million expense in the same period last year, primarily due to an increase in PTCs driven by increased wind generation that qualified for PTCs compared to last year. PTCs are generally credited to customers and result in a reduction of operating revenue as well as income taxes.
MANUFACTURING SEGMENT RESULTS
The following table summarizes Manufacturing segment operating results for the three months ended September 30, 2025 and 2024:

(in thousands)	2025	2024	$ change	% change

Operating Revenues	$76,951	$79,896	$(2,945)	(3.7)%
Cost of Products Sold (excluding depreciation)	57,059	64,398	(7,339)	(11.4)
Selling, General, and Administrative Expenses	8,791	7,616	1,175	15.4
Depreciation and Amortization	5,411	5,199	212	4.1
Operating Income	5,690	2,683	3,007	112.1
Interest Expense	(633)	(664)	31	(4.7)
Other Income	—	1	(1)	(100.0)
Income Before Income Taxes	5,057	2,020	3,037	150.3
Income Tax Expense (Benefit)	1,141	(154)	1,295	n/m
Net Income	$3,916	$2,174	$1,742	80.1%
Operating Revenues decreased $2.9 million primarily due to an 8% decrease in sales volumes, with declines experienced across several end markets, including lawn and garden, agriculture, and horticulture. Sales volumes were down due to continued soft demand and inventory management efforts by manufacturers and dealers amid continued challenging market conditions. The impact of lower sales volumes was partially offset by a 3% increase in steel costs, which are passed through to customers.
Cost of Products Sold decreased $7.3 million largely due to lower sales volumes, as discussed above, as well as improved production efficiencies compared to the same period last year.

Selling, General, and Administrative Expenses increased $1.2 million due to variable compensation costs associated with financial results during the period and expectations for full-year performance.
Income Tax Expense (Benefit) was an expense of $1.1 million in the current period compared to a $0.2 million benefit for the same period last year. The change from the same period last year was largely due to an increase in income before income taxes. In addition, we recognized an increase in research and development tax credits in the third quarter of 2024, resulting in the income tax benefit.
PLASTICS SEGMENT RESULTS
The following table summarizes Plastics segment operating results for the three months ended September 30, 2025 and 2024:

(in thousands)	2025	2024	$ change	% change

Operating Revenues	$110,015	$127,757	$(17,742)	(13.9)%
Cost of Products Sold (excluding depreciation)	44,139	47,056	(2,917)	(6.2)
Selling, General, and Administrative Expenses	5,283	5,870	(587)	(10.0)
Depreciation and Amortization	1,636	1,086	550	50.6
Operating Income	58,957	73,745	(14,788)	(20.1)
Interest Expense	(146)	(146)	—	—
Other Income	1	46	(45)	(97.8)
Income Before Income Taxes	58,812	73,645	(14,833)	(20.1)
Income Tax Expense	15,317	19,166	(3,849)	(20.1)
Net Income	$43,495	$54,479	$(10,984)	(20.2)%
Operating Revenues decreased $17.7 million primarily due to a 17% decrease in sales prices compared to the same period last year, continuing the decline in product pricing from peak levels in late 2022. The impact of decreased sales prices was partially offset by a 4% increase in sales volumes, primarily driven by increased production capacity following the completion of our expansion project at Vinyltech in late 2024.
Cost of Products Sold decreased $2.9 million primarily due to a 16% decrease in the cost of input materials, including PVC resin. The decrease has been driven by global supply and demand dynamics which continue to result in elevated resin supply. The impact of decreased material costs was partially offset by a 4% increase in sales volumes, as discussed above.
Income Tax Expense decreased $3.8 million due to a decrease in income before income taxes.
CORPORATE COSTS
The following table summarizes Corporate operating results for the three months ended September 30, 2025 and 2024:

(in thousands)	2025	2024	$ change	% change

General and Administrative Expenses	$3,718	$5,333	$(1,615)	(30.3)%
Depreciation and Amortization	74	25	49	196.0
Operating Loss	(3,792)	(5,358)	1,566	(29.2)
Interest Expense	(120)	(89)	(31)	34.8
Nonservice Cost Components of Postretirement Benefits	(273)	(242)	(31)	12.8
Other Income	4,818	4,702	116	2.5
Net Income (Loss) Before Income Taxes	633	(987)	1,620	(164.1)
Income Tax Benefit	(2,940)	(1,283)	(1,657)	129.2
Net Income	$3,573	$296	$3,277	n/m
General and Administrative Expenses decreased $1.6 million primarily due to decreases in costs associated with workers’ compensation and employee health insurance claims.
Income Tax Benefit increased $1.7 million due to the internal allocation of interim tax expense to arrive at the appropriate consolidated effective tax rate.

RESULTS OF OPERATIONS – YEAR TO DATE
CONSOLIDATED RESULTS
The following table summarizes consolidated operating results for the nine months ended September 30, 2025 and 2024:

(in thousands)	2025	2024	$ change	% change

Operating Revenues	$995,959	$1,027,437	$(31,478)	(3.1)%
Operating Expenses	717,896	714,011	3,885	0.5
Operating Income	278,063	313,426	(35,363)	(11.3)
Interest Expense	(35,063)	(31,225)	(3,838)	12.3
Nonservice Components of Postretirement Benefits	2,441	7,197	(4,756)	(66.1)
Other Income (Expense), net	15,231	14,491	740	5.1
Income Before Income Taxes	260,672	303,889	(43,217)	(14.2)
Income Tax Expense	36,553	57,077	(20,524)	(36.0)
Net Income	$224,119	$246,812	$(22,693)	(9.2)%
Operating Revenues decreased $31.5 million primarily due to decreased sales prices within our Plastics segment and decreased sales volumes in our Manufacturing segment, partially offset by increased fuel recovery revenues and the impact of favorable weather in our Electric segment. Within our Plastics segment, the impact of decreased sales prices was also partially offset by increased sales volumes. See our segment disclosures below for additional discussion of items impacting operating revenues.
Operating Expenses increased $3.9 million primarily due to increased purchased power and fuel costs in our Electric segment, and the impact of increased sales volumes in our Plastics segment. These increases were partially offset by lower cost of goods sold from decreased sales volumes in our Manufacturing segment and the impact of lower material costs in our Plastics segment. See our segment disclosures below for additional discussion of items impacting operating expenses.
Interest Expense increased $3.8 million primarily due to the issuance of $100.0 million of long-term debt at OTP during the year, the proceeds of which were used to repay short-term borrowings, fund capital expenditures and support operating activities.
Nonservice Components of Postretirement Benefits decreased by $4.8 million, having a negative impact on net income, primarily due to a decrease in the amortization of plan amendment-related gains and an increase in the amortization of actuarial losses.
Income Tax Expense decreased $20.5 million primarily due to a decrease in income before income taxes, as well as an increase in PTCs at OTP, driven by increased wind generation which qualified for tax credits. Our effective tax rate was 14.0% for the nine months ended September 30, 2025 and 18.8% for the same period last year. The decrease in our effective tax rate was primarily driven by an increase in PTCs from our wind generation assets.

ELECTRIC SEGMENT RESULTS
The following table summarizes Electric segment operating results for the nine months ended September 30, 2025 and 2024:

(in thousands)	2025	2024	$ change	% change

Retail Revenues	$355,144	$331,673	$23,471	7.1%
Transmission Services Revenues	40,297	39,805	492	1.2
Wholesale Revenues	16,418	8,273	8,145	98.5
Other Electric Revenues	5,189	4,945	244	4.9
Total Operating Revenues	417,048	384,696	32,352	8.4
Production Fuel	56,055	45,009	11,046	24.5
Purchased Power	55,862	42,507	13,355	31.4
Operating and Maintenance Expenses	136,830	136,367	463	0.3
Depreciation and Amortization	67,087	61,014	6,073	10.0
Property Taxes	12,788	11,691	1,097	9.4
Operating Income	88,426	88,108	318	0.4
Interest Expense	(32,370)	(28,534)	(3,836)	13.4
Nonservice Cost Components of Postretirement Benefits	3,259	7,924	(4,665)	(58.9)
Other Income	2,718	2,711	7	0.3
Income Before Income Taxes	62,033	70,209	(8,176)	(11.6)
Income Tax Expense (Benefit)	(9,178)	723	(9,901)	n/m
Net Income	$71,211	$69,486	$1,725	2.5%

	2025	2024	change	% change

Electric kilowatt-hour (kwh) Sales (in thousands)
Retail kwh Sales	4,383,754	4,200,801	182,953	4.4%
Wholesale kwh Sales – Company Generation	288,291	210,772	77,519	36.8
Heating Degree Days	3,936	3,286	650	19.8
Cooling Degree Days	471	439	32	7.3

The operating results of our Electric segment are impacted by fluctuations in weather conditions and the resulting demand for electricity for heating and cooling. The following table shows heating and cooling degree days as a percent of normal for the nine months ended September 30, 2025 and 2024.

	2025	2024

Heating Degree Days	98.5%	81.4%
Cooling Degree Days	98.7%	94.6%

The following table summarizes the estimated effect on diluted earnings per share of the difference in retail kwh sales under actual weather conditions and expected retail kwh sales under normal weather conditions for the nine months ended September 30, 2025 and 2024, and between those periods.

	2025 vs Normal	2025 vs 2024	2024 vs Normal

Effect on Diluted Earnings Per Share	$(0.02)	$0.07	$(0.09)

Retail Revenues increased $23.5 million, primarily due to the following:
•A $17.1 million increase in fuel recovery revenues, primarily due to an increase in the cost of purchased power, as well as an increase in the generation from our coal-fired and natural gas facilities, as described below.
•A $4.3 million increase in sales volumes, excluding the impact of weather.
•A $4.2 million increase from the impact of favorable weather.
•A $1.2 million net increase in rider revenues, largely due to the continued recovery of our investment in our wind repowering projects.
These increases were partially offset by the impact of seasonal rate differences between interim and final rates in North Dakota, which went into effect in March 2025.
Wholesale Revenues increased $8.1 million due to a 37% increase in wholesale sales volumes and a 45% increase in wholesale sale prices driven by increased fuel costs and market demand for wholesale energy. Wholesale revenues, net of wholesale fuel costs, are generally returned to customers and result in a reduction of retail revenue.
Production Fuel costs increased $11.0 million due to an increase in the price of natural gas and an increase in generation from our natural gas facilities compared to the same period last year, as well as an increase in generation at Big Stone Plant.
Purchased Power costs increased $13.4 million due to a 34% increase in the price of purchased power due to increased market energy costs.
Depreciation and Amortization increased $6.1 million due to additional assets, including certain wind, transmission and distribution assets, being placed in service.
Interest Expense increased $3.8 million primarily due to the issuance of additional long-term debt in March 2024, March 2025, and June 2025, totaling $220.0 million, the proceeds of which were primarily used to fund our capital investments.
Income Tax Expense (Benefit) was a $9.2 million benefit in the current period, compared to a $0.7 million expense in the same period last year, primarily due to an increase in PTCs driven by increased wind generation that qualified for PTCs compared to last year. PTCs are generally credited to customers and result in a reduction of operating revenue as well as income taxes.
MANUFACTURING SEGMENT RESULTS
The following table summarizes Manufacturing segment operating results for the nine months ended September 30, 2025 and 2024:

(in thousands)	2025	2024	$ change	% change

Operating Revenues	$237,363	$275,961	$(38,598)	(14.0)%
Cost of Products Sold (excluding depreciation)	180,396	213,105	(32,709)	(15.3)
Selling, General, and Administrative Expenses	27,426	27,958	(532)	(1.9)
Depreciation and Amortization	16,357	15,199	1,158	7.6
Operating Income	13,184	19,699	(6,515)	(33.1)
Interest Expense	(1,882)	(1,865)	(17)	0.9
Other Income	(1)	—	(1)	(100.0)
Income Before Income Taxes	11,301	17,834	(6,533)	(36.6)
Income Tax Expense	2,371	3,563	(1,192)	(33.5)
Net Income	$8,930	$14,271	$(5,341)	(37.4)%
Operating Revenues decreased $38.6 million primarily due to a 12% decrease in sales volumes at our metal fabrication business, with declines experienced across several end markets, including recreational vehicles, agriculture, and lawn and garden. Sales volumes were negatively impacted by continued soft demand and inventory management efforts by manufacturers and dealers. A 3% decrease in steel costs, which are passed through to customers, also contributed to the decrease in operating revenues.
Cost of Products Sold decreased $32.7 million primarily due to decreased sales volumes, as described above.
Depreciation and Amortization increased $1.2 million due to an increase in our capital investments in manufacturing equipment and facilities.
Income Tax Expense decreased $1.2 million primarily due to a decrease in income before income taxes.

PLASTICS SEGMENT RESULTS
The following table summarizes Plastics segment operating results for the nine months ended September 30, 2025 and 2024:

(in thousands)	2025	2024	$ change	% change

Operating Revenues	$341,548	$366,780	$(25,232)	(6.9)%
Cost of Products Sold (excluding depreciation)	131,155	129,867	1,288	1.0
Selling, General, and Administrative Expenses	15,755	14,484	1,271	8.8
Depreciation and Amortization	4,771	3,293	1,478	44.9
Operating Income	189,867	219,136	(29,269)	(13.4)
Interest Expense	(539)	(444)	(95)	21.4
Other Income	4	75	(71)	(94.7)
Income Before Income Taxes	189,332	218,767	(29,435)	(13.5)
Income Tax Expense	49,294	56,938	(7,644)	(13.4)
Net Income	$140,038	$161,829	$(21,791)	(13.5)%
Operating Revenues decreased $25.2 million primarily due to a 14% decrease in sales prices compared to the same period last year, continuing the steady decline in product pricing from peak pricing in late 2022. The impact of decreased sales prices was partially offset by a 9% increase in sales volumes, driven by strong demand for our products, coupled with increased production capacity after the completion of the first phase of our expansion project at Vinyltech in late 2024.
Cost of Products Sold increased $1.3 million primarily due to increased sales volumes, as described above. The cost of input materials, including PVC resin decreased 13% compared to the prior year, driven by global supply and demand dynamics which continues to result in elevated resin supply, partially offsetting the impact of increased sales volumes.
Selling, General, and Administrative Expenses increased $1.3 million primarily due to costs associated with ongoing litigation and related matters regarding the pricing of PVC pipe, which is further described in Note 9 to the consolidated financial statements. There is considerable uncertainty regarding the timing of significant developments or the resolution of these matters. As such, it is reasonably possible that our estimate of a loss, if any, arising from these matters could change in the near term and have a material impact on our future operating results.
Depreciation and Amortization Expense increased $1.5 million primarily due to our capital investments in new and expanded equipment and facilities at Vinyltech, which were placed into service in late 2024.
Income Tax Expense decreased $7.6 million due to a decrease in income before income taxes.
CORPORATE COSTS
The following table summarizes Corporate operating results for the nine months ended September 30, 2025 and 2024:

(in thousands)	2025	2024	$ change	% change

General and Administrative Expenses	$13,253	$13,444	$(191)	(1.4)%
Depreciation and Amortization	161	73	88	120.5
Operating Loss	(13,414)	(13,517)	103	(0.8)
Interest Expense	(272)	(382)	110	(28.8)
Nonservice Cost Components of Postretirement Benefits	(818)	(727)	(91)	12.5
Other Income	12,510	11,705	805	6.9
Net Loss Before Income Taxes	(1,994)	(2,921)	927	(31.7)
Income Tax Benefit	(5,934)	(4,147)	(1,787)	43.1
Net Loss	$3,940	$1,226	$2,714	221.4%
Income Tax Benefit increased $1.8 million primarily due to the internal allocation of interim tax expense to arrive at the appropriate consolidated effective tax rate.

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
South Dakota Rate Case
On June 4, 2025, OTP filed a request with the SDPUC for an increase in revenue recoverable under general rates in South Dakota. In its filing, OTP requested a net increase in annual revenue of $5.7 million, or 12.50%, based on an allowed rate of return on rate base of 8.29% and an allowed ROE of 10.80% on an equity ratio of 53.54% of total capital. Through this proceeding, OTP has proposed changes to the mechanism of certain cost and investment recovery, with recovery moving from riders into base rates. If the SDPUC does not issue its decision on OTP's request within 180 days, OTP can increase rates on an interim basis beginning December 1, 2025. These interim rate revenues, when collected, are subject to potential refund until the finalization of the rate case.
Minnesota Rate Case
On October 31, 2025, OTP filed a request with the Minnesota Public Utilities Commission (MPUC) for an increase in revenue recoverable under general rates in Minnesota. In its filing, OTP requested a net increase in annual revenue of $44.8 million, or 17.7%, based on an allowed rate of return on rate base of 7.92% and an allowed ROE of 10.65% on an equity ratio of 53.5% of total capital. The request includes, among other items, accelerated recovery of the remaining investment of the jurisdictionally allocated share of Coyote Station, which has a $4.3 million annual impact. The request for accelerated recovery is driven by the MPUC’s order in OTP’s most recent Integrated Resource Plan to discontinue serving Minnesota customers with capacity and energy from Coyote Station by December 2031. If this part of the request is granted, we anticipate the amounts collected would be deferred and recognized over the remaining estimated useful life of the plant, which extends until 2041.
The filing also included an interim rate request for a net increase in annual revenue of $31.8 million, or 12.6%. We anticipate interim rates will commence on January 1, 2026, and will be subject to potential refund until the finalization of the rate case.

RATE RIDERS
The following table includes a summary of pending and recently concluded rate rider proceedings with a significant revenue impact:

Recovery			Filing	Amount	Effective
Mechanism	Jurisdiction	Status	Date	(in millions)	Date	Notes

RRR - 2023	MN	Approved	11/01/22	$17.5	07/01/23	Recovery of Hoot Lake Solar costs, Ashtabula III costs, and true up for PTCs from Merricourt.
ECO - 2023	MN	Approved	04/03/23	9.7	10/01/23	Recovery of energy conservation improvement costs as well as a demand side management financial incentive.
ECO - 2025	MN	Requested	04/01/25	9.5	12/01/25	Recovery of energy conservation improvement costs as well as a demand side management financial incentive.
ECO - 2024	MN	Approved	04/01/24	8.8	10/01/24	Recovery of energy conservation improvement costs as well as a demand side management financial incentive.
RRR - 2024	MN	Approved	12/04/23	8.0	09/01/24	Recovery of Hoot Lake Solar costs, Ashtabula III costs, wind upgrade project costs at our four owned wind facilities, and PTCs related to Merricourt.
EUIC - 2025	MN	Approved	05/03/24	4.1	02/01/25	Recovery of advanced metering infrastructure, outage management system, geographic information system, and demand response projects.
RRR - 2023	ND	Approved	12/30/22	12.2	05/01/23	Recovery of Merricourt, Ashtabula III and other costs.
TCR - 2026	ND	Requested	09/15/25	5.1	01/01/26	Recovery of transmission project costs.
TCR - 2024	ND	Approved	11/02/23	4.5	01/01/24	Recovery of transmission project costs.
MDT - 2026	ND	Requested	08/01/25	3.7	01/01/26	Recovery of advanced metering infrastructure and demand response projects.
TCR - 2025	ND	Approved	09/16/24	3.1	01/01/25	Recovery of transmission project costs.
PIR - 2024	SD	Approved	06/03/24	3.2	09/01/24	Recovery of Ashtabula III, Merricourt, Astoria Station, wind upgrade projects, advanced grid infrastructure project costs, and impact of load growth credits.
PIR - 2025	SD	Approved	12/20/24	3.2	09/01/25
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
In June 2025, the EPA published a proposed rule that would repeal the existing GHG emission standards for fossil fuel-fired power plants. The proposal includes a finding that GHG emissions from such sources do not significantly contribute to dangerous air pollution, which the EPA asserts is a necessary legal predicate for regulation under the Clean Air Act. As an alternative, the EPA is also proposing to repeal only the emission guidelines applicable to existing fossil fuel-fired steam generating units.
Mercury and Air Toxics Standards
In May 2024, the EPA finalized new amendments to strengthen Mercury and Air Toxics Standards (MATS) for coal-fired power plants, including tightening emission standards for particulate matter and reducing the standard for mercury. In June 2025, the EPA published a proposed rule to repeal the 2024 MATS for coal-fired power plants.
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

LIQUIDITY
LIQUIDITY OVERVIEW
We believe our financial condition is strong and our cash and cash equivalents, other liquid assets, operating cash flows, existing lines of credit, access to capital markets, and borrowing ability because of investment-grade credit ratings, when taken together, provide us ample liquidity to conduct our business operations, fund our short- and long-term capital expenditure plans and satisfy our obligations as they become due. Our liquidity, including our operating cash flows and access to capital markets, could be impacted by macroeconomic factors outside of our control, including higher interest rates and debt capital costs, and diminished credit availability. In addition, our liquidity could be impacted by non-compliance with certain financial covenants under our various debt instruments. As of September 30, 2025, we were in compliance with all financial covenants (see the Financial Covenants section under Capital Resources below).
The following table presents the status of our lines of credit as of September 30, 2025:

		2025
(in thousands)	Borrowing Limit	Amount Outstanding	Letters of Credit	Amount Available

OTC Credit Agreement	$170,000	$—	$—	$170,000
OTP Credit Agreement	220,000	—	10,461	209,539
Total	$390,000	$—	$10,461	$379,539
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
As of September 30, 2025, we had $379.5 million of available liquidity under our credit facilities and $325.8 million of available cash and cash equivalents, resulting in total available liquidity of $705.3 million.
CASH FLOWS
The following is a discussion of our cash flows for the nine months ended September 30, 2025 and 2024:

(in thousands)	2025	2024

Net Cash Provided by Operating Activities	$288,949	$322,775

Net Cash Provided by Operating Activities decreased $33.8 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily due to the timing of fuel cost and rider recoveries from our utility customers and a decrease in earnings. Net cash provided by operating activities in our Electric segment is regularly affected by the timing of payments made for operating costs and the various mechanisms used to recover costs from or return amounts to our utility customers. The timing of recoveries and refunds can vary by the recovery or refund mechanism. Due to the numerous factors that impact the timing of our cash receipts and cash payments, our cash provided by operating activities can vary significantly from our net income for the period.

(in thousands)	2025	2024

Net Cash Used in Investing Activities	$216,014	$312,166

Net Cash Used in Investing Activities decreased $96.2 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The decrease in cash used in investing activities included a $46.4 million decrease in capital expenditures. Capital expenditures in our Electric segment decreased $15.4 million primarily due to the timing of investments under our five-year capital spending plan. Our expansion projects at Vinyltech and BTD Manufacturing were completed in late 2024, which also contributed to the decrease in our capital expenditures compared to last year. Investing activities during the nine months ended September 30, 2024, also included a $50.1 million investment in U.S. treasuries made to secure a fixed rate of return until their maturity in September 2026.

(in thousands)	2025	2024

Net Cash (Used in) Provided by Financing Activities	$(41,800)	$39,038

Net Cash (Used in) Provided by Financing Activities for the nine months ended September 30, 2025 included the issuance of $100.0 million of long-term debt at OTP, the proceeds of which were used to repay short-term borrowings under the OTP credit agreement, fund Electric segment construction expenditures and support operating activities. We manage the capital structure of OTP independent from our consolidated financial position to ensure compliance with the capital structure approved through regulation; therefore, our decision to issue long-term debt at OTP is not impacted by our consolidated cash and cash equivalent position.
Financing activities for the nine months ended September 30, 2025 also included net repayments of short-term borrowings of $69.6 million and dividend payments of $66.0 million. Financing activities for the nine months ended September 30, 2024 included the issuance of $120.0 million of long-term debt at OTP, net repayments of short-term debt of $14.0 million and dividend payments of $58.7 million.

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
The following provides a summary of actual capital expenditures for the year ended December 31, 2024, and anticipated annual capital expenditures for the current year ending December 31, 2025, and the subsequent five years:

(in millions)	2024	2025	2026	2027	2028	2029	2030	2026 - 2030 Total

Electric Segment
Renewable Generation	$134	$108	$169	$177	$154	$4	$6	$510
Transmission	60	60	88	183	208	206	309	994
Distribution	46	83	50	49	53	54	57	263
Other	61	49	47	37	24	23	20	151
Total Electric Segment	$301	$300	$354	$446	$439	$287	$392	$1,918
Manufacturing and Plastics Segments	58	21	31	27	29	23	19	129
Total Capital Expenditures	$359	$321	$385	$473	$468	$310	$411	$2,047

(1) Includes actual results for the nine months ended September 30, 2025, and anticipated capital expenditures for the remaining three months of 2025.
CONTRACTUAL OBLIGATIONS
Our contractual obligations primarily include principal and interest payments due under our outstanding debt obligations, commitments to acquire coal, energy and capacity commitments, payments to meet our postretirement benefit obligations, and payment obligations under land easements and leasing arrangements.
Our contractual obligations as of December 31, 2024 are included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2024. There were no material changes in our contractual obligations outside of the ordinary course of business during the nine months ended September 30, 2025.

COMMON STOCK DIVIDENDS
We paid dividends to our shareholders totaling $66.0 million, or $1.58 per share, in the first nine months of 2025. The determination of the amount of future cash dividends to be paid will depend on, among other things, our financial condition, our actual or expected level of earnings and cash flows from operations, the level of our capital expenditures and our future business prospects. As a result of certain statutory limitations or regulatory or financing agreements, the amount of dividends we are allowed to pay could be restricted. See Note 10 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information. The decision to declare dividends is reviewed quarterly by our Board of Directors.

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
REGISTRATION STATEMENTS
On May 3, 2024, we filed two registration statements with the SEC, replacing two previously filed registration statements upon their expiration. The first statement, a shelf registration, allows us to offer for sale from time to time, either separately or together in any combination, equity, debt or other securities described in the registration statement. No new debt or equity has been issued pursuant to the registration statement. The second registration statement allows for the issuance of up to 1,500,000 common shares under our Automatic Dividend Reinvestment and Share Purchase Plan, which provides our common shareholders, retail customers of OTP and other interested investors a method of purchasing our common shares by reinvesting their dividends and/or making optional cash investments. Shares purchased under the plan may be newly issued common shares or common shares purchased on the open market. As of September 30, 2025, there were 1,354,358 shares available for purchase or issuance under the plan. Both registration statements expire in May 2027.
SHORT-TERM DEBT
OTC and OTP are each party to a credit agreement (the OTC Credit Agreement and the OTP Credit Agreement, respectively) which each provides for unsecured revolving lines of credit. The following is a summary of key provisions and borrowing information as of and for the nine months ended, September 30, 2025:

(in thousands, except interest rates)	OTC Credit Agreement	OTP Credit Agreement

Borrowing Limit	$170,000	$220,000
Borrowing Limit if Accordion Exercised[1]	290,000	300,000
Amount Restricted Due to Outstanding Letters of Credit as of September 30, 2025	—	10,461
Amount Outstanding as of September 30, 2025	—	—
Average Amount Outstanding During the Nine Months Ended September 30, 2025	—	39,127
Maximum Amount Outstanding During the Nine Months Ended September 30, 2025	$—	$111,820
Interest Rate as of September 30, 2025	5.63%	5.38%
Maturity Date	December 11, 2029	December 11, 2029

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

As of September 30, 2025, we had $1.0 billion of principal outstanding under long-term debt arrangements. These instruments generally provide for unsecured borrowings at fixed rates of interest with maturities ranging from 2026 to 2055. Note 6 to our consolidated financial statements included in this Quarterly Report on Form 10-Q includes additional information regarding these long-term debt instruments.
Financial Covenants
Certain of our short- and long-term debt agreements require OTC and OTP to maintain certain financial covenants. As of September 30, 2025, we were in compliance with these financial covenants as further described below:
OTC, under its financial covenants, may not permit its ratio of interest-bearing debt to total capitalization to exceed 0.60 to 1.00 or 0.65 to 1.00, depending on the debt agreement, may not permit its interest and dividend coverage ratio to be less than 1.50 to 1.00 and may not permit its priority indebtedness to exceed 10 percent of its total capitalization. As of September 30, 2025, OTC's interest-bearing debt to total capitalization was 0.37 to 1.00, OTC's interest and dividend coverage ratio was 8.3 to 1.00 and OTC had no priority indebtedness outstanding.
OTP, under its financial covenants, may not permit its ratio of interest-bearing debt to total capitalization to exceed 0.60 to 1.00 or 0.65 to 1.00, depending on the debt agreement, may not permit its interest and dividend coverage ratio to be less than 1.50 to 1.00 and may not permit its priority indebtedness to exceed 20 percent of its total capitalization. As of September 30, 2025, OTP's interest-bearing debt to total capitalization was 0.45 to 1.00, OTP's interest and dividend coverage ratio was 2.93 to 1.00 and OTP had no priority indebtedness outstanding.
None of our debt agreements include any provisions that would trigger an acceleration of the related debt as a result of changes in the credit rating levels assigned to the related obligor by rating agencies.
Credit Ratings
The current credit ratings of OTC and OTP are summarized below:

	Otter Tail Corporation			Otter Tail Power Company
	Moody's	Fitch	S&P	Moody's	Fitch	S&P

Long-Term Issuer Default Rating	Baa2	BBB	BBB	Baa1	BBB+	BBB+
Senior Unsecured Debt	n/a	BBB	n/a	n/a	A-	n/a
Outlook	Stable	Stable	Stable	Stable	Stable	Stable

During the three months ended September 30, 2025, Moody's revised their long-term issuer default rating of OTP from A3 to Baa1 and revised their outlook from negative to stable. We do not expect this rating revision will materially impact OTP's borrowing costs or its future access to capital.

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
Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) as of September 30, 2025, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2025.
Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Several class action complaints have been filed against Northern Pipe Products, Vinyltech Corporation, Otter Tail Corporation and certain other parties. The complaints allege, among other things, that the defendants and alleged co-conspirators conspired to fix, raise, maintain, and stabilize the price of PVC municipal water, PVC plumbing pipe, PVC pipe fixtures and PVC conduit pipe in violation of United States federal and state antitrust laws, Canadian competition laws, and consumer protection and competition laws. See Note 9, Commitments and Contingencies, to the consolidated financial statements, which is incorporated herein by reference, for further discussion of this matter.

ITEM 1A.	RISK FACTORS
There have been no material changes from the risk factors disclosed in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Otter Tail Corporation common shares were made on the open market during the three months ended September 30, 2025 as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)

July 2025(1)	18,080	$79.67	—	$—
August 2025	—	—	—	—
September 2025	—	—	—	—
Total	18,080	$79.67	—	$—

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

Dated: November 5, 2025