Form 10-K
period 2025-12-31
Otter Tail Corp
filed 2026-02-18
CIK 1466593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒    Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2025 or
☐    Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number 0-53713
OTTER TAIL CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	27-0383995 (I.R.S. Employer Identification No.)

215 South Cascade Street, P.O. Box 496, Fergus Falls, Minnesota (Address of principal executive offices)	56538-0496 (Zip Code)
Registrant's telephone number, including area code: 866-410-8780
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, par value $5.00 per share	OTTR	The Nasdaq Stock Market LLC
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.   ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
As of June 30, 2025, the aggregate market value of common stock held by non-affiliates was $3,126,792,910.
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 41,953,525 Common Shares ($5 par value) as of February 12, 2026.
DOCUMENTS INCORPORATED BY REFERENCE
The Registrant's definitive Proxy Statement for its 2026 Annual Meeting of Shareholders is incorporated by reference into Part III of this Form 10-K.

DEFINITIONS
The following abbreviations or acronyms are used in the text:

AFUDC	Allowance for Funds Used During Construction	kW	kiloWatt
AME	Available Maximum Energy	kwh	kilowatt-hour
ARO	Asset Retirement Obligation	LSA	Lignite Sales Agreement
ARP	Alternative Revenue Program	MATS	Mercury and Air Toxics Standards
ASC	Accounting Standards Codification	MDT	Metering and Distribution Technology
BSER	Best System of Emission Reduction	MISO	Midcontinent Independent System Operator
BTD	BTD Manufacturing, Inc.	MPUC	Minnesota Public Utilities Commission
CCMC	Coyote Creek Mining Company, L.L.C.	MW	Megawatt
CCR	Coal Combustion Residual	NAV	Net Asset Value
CDD	Cooling Degree Day	NDDEQ	North Dakota Department of Environmental Quality
CIS	Center for Information Security	NDPSC	North Dakota Public Service Commission
CO2	Carbon dioxide	NERC	North American Electric Reliability Corporation
CODM	Chief Operating Decision Maker	Northern Pipe	Northern Pipe Products, Inc.
COSO	Committee of Sponsoring Organizations of the Treadway Commission	OBBBA	One Big Beautiful Bill Act
DOE	U.S. Department of Energy	OEMs	Original Equipment Manufacturers
DOJ	U.S. Department of Justice	OTC	Otter Tail Corporation
ECO	Energy Conservation and Optimization Rider	OTP	Otter Tail Power Company
EEI	Edison Electric Institute	PIR	Phase-in Rider
EEP	Energy Efficiency Plan	PSLRA	Private Securities Litigation Reform Act of 1995
EPA	Environmental Protection Agency	PTCs	Production tax credits
ERISA	Employee Retirement Income Security Act of 1974	PVC	Polyvinyl chloride
ESSRP	Executive Survivor and Supplemental Retirement Plan	RHR	Regional Haze Rule
EUIC	Electric Utility Infrastructure Costs Rider	ROE	Return on equity
FASB	Financial Accounting Standards Board	REC	Renewable Energy Certificate
FCA	Fuel Clause Adjustment	RRR	Renewable Resource Rider
FERC	Federal Energy Regulatory Commission	RTOs	Regional Transmission Organizations
FOB	Free on Board	SDPUC	South Dakota Public Utilities Commission
GCR	Generation Cost Recovery Rider	SEC	Securities and Exchange Commission
GHG	Greenhouse Gas	SIP	State Implementation plan
HDD	Heating Degree Day	SO2	Sulfur Dioxide
HDPE	High-Density Polyethylene	SOFR	Secured Overnight Financing Rate
ICSP	Information and Cybersecurity Program	SPP	Southwest Power Pool
IRP	Integrated Resource Plan	T.O. Plastics	T.O. Plastics, Inc.
IT	Information Technology	TCR	Transmission Cost Recovery Rider
ITC	Investment Tax Credits	TSR	Total Shareholder Return
JTIQ	Joint Targeted Interconnection Queue	VIE	Variable Interest Entity
kV	kiloVolt	Vinyltech	Vinyltech Corporation

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

FORWARD-LOOKING INFORMATION
This report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the PSLRA). When used in this Form 10-K and in future filings by the Company with the SEC, in the Company’s press releases and in oral statements, words such as “anticipate,” “believe,” "can," “could,” “estimate,” “expect,” "future," "goal," “intend,” "likely," “may,” “outlook,” “plan,” "positions," “possible,” “potential,” "predict," "probable," "projected," “should,” "target," “will,” “would” or similar expressions are intended to identify forward-looking statements within the meaning of the PSLRA. Such statements are based on current expectations and assumptions and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Such risks and uncertainties include the various factors set forth in Item 1A. Risk Factors of this report on Form 10-K and in our other SEC filings.

PART I

ITEM 1.	BUSINESS
Otter Tail Corporation (OTC) is a holding company which has strategically invested in a portfolio of diversified operations including an electric utility and manufacturing and plastic pipe businesses. Our corporate offices are located in Fergus Falls, Minnesota and Fargo, North Dakota.
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

Electric includes the generation, purchase, transmission, distribution and sale of electric energy in western Minnesota, eastern North Dakota and northeastern South Dakota. Otter Tail Power (OTP), our primary business, serves approximately 134,000 customers in more than 400 communities across a predominantly rural and agricultural service territory.
Manufacturing consists of businesses which provide metal fabrication services and manufacture thermoformed plastic products. These businesses have manufacturing facilities in Georgia, Illinois and Minnesota and sell products primarily in the United States.
Plastics consists of businesses producing polyvinyl chloride (PVC) pipe primarily used in municipal water infrastructure at plants in North Dakota and Arizona. The PVC pipe is sold primarily in the western half of the United States and Canada.
Throughout the remainder of this report, we use the terms "Company," "us," "our," or "we" to refer to OTC and its subsidiaries collectively. We also refer to our Electric, Manufacturing and Plastics segments and our individual subsidiaries as indicated above.
INVESTMENT AND GROWTH STRATEGY
Our investment and growth strategy is driven by planned investments in our Electric segment and complemented by our strategic diversification. Otter Tail Power, our foundational business dating back to 1907, is a high-performing electric utility with a robust five-year capital investment and growth plan. Our electric operations are complemented by the long-term ownership of our Manufacturing and Plastics segment businesses (collectively, our Manufacturing Platform).
Our strategic diversification positions us to provide earnings, cash flow and dividend growth over long-term investment and economic cycles, and to produce shareholder returns above the utility industry average. We drive growth through rate base investments in our Electric segment and organic growth opportunities in our Manufacturing Platform. We are able to efficiently redeploy cash generated by our Manufacturing Platform to finance our Electric segment investments. Our strategy and risk profile are designed to provide a predictable earnings stream, investment grade credit ratings and continuous dividend payments to our shareholders.
Our long-term focus remains on executing our strategy to grow our business and achieving operational, commercial and talent excellence to strengthen our position in the markets we serve. Our long-term financial objectives include achieving a compounded annual growth rate in earnings per share in the range of 7 to 9%, with a long-term earnings mix target of approximately 70% from our Electric segment and 30% from our Manufacturing Platform. We also are targeting an annual increase in our dividend to be in the range of 6 to 8%. We expect our earnings growth and cash flow generation to be driven by rate base investments in our Electric segment and from recent investments within our Manufacturing and Plastics segments.
Since 2021, our earnings mix has diverged from our long-term target of 70% from our Electric segment and 30% from our Manufacturing Platform and our earnings growth rate has exceeded our long-term targeted growth rate primarily due to market conditions within the PVC pipe industry. These conditions have led to significant revenue, earnings and cash flow growth in our Plastics segment. Currently, we expect these industry conditions to gradually normalize through 2027. As they do, we expect earnings and cash flow generation within our Plastics segment to moderate from current levels. Once these industry conditions have normalized, we expect to achieve our long-term financial objectives as outlined above.
We regularly review our business portfolio to identify additional opportunities to improve our earnings and cash flow generation profile, reduce our risk profile, enhance our credit metrics and generate additional sources of cash to support the organic growth opportunities in our Electric, Manufacturing and Plastics segments. We will also evaluate opportunities to allocate capital to potential acquisitions. We are a committed long-term owner and do not acquire companies in pursuit of short-term gains. However, we will divest of businesses which no longer fit into our long-term strategy and risk profile.
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
Our actual mix of earnings for the years ended December 31, 2025 and 2024 along with an historical average and long-term expectation are shown below:
HUMAN CAPITAL
Our employees are a critical resource for our business and an integral part of our success. We strive to provide an environment of opportunity and accountability where people are valued and empowered to do their best work. We are focused on the health and safety of our employees and creating a culture of inclusion, excellence and learning. We monitor various metrics and objectives associated with i) employee safety, ii) workforce stability, iii) management and workforce demographics, iv) leadership development and succession planning, v) productivity, and vi) employee engagement. We have established the following in furtherance of these efforts:
Safety - Safety is one of our core values. In managing our business, we focus on the safety of our employees and have implemented safety programs and management practices to promote a culture of safety. Safety is also a metric used and evaluated in determining annual incentive compensation. We continually monitor the Occupational Safety and Health Administration Total Recordable Incident Rate (number of work-related injuries per 100 employees for a one-year period) and Lost Time Incident Rate (number of employees who lost time due to work-related injuries per 100 employees for a one-year period). New cases are reported and evaluated for corrective action during monthly safety meetings attended by safety professionals at all locations. Our 2025 Total Recordable Incident Rate was 1.60, compared to 1.64 in 2024 and our Lost Time Incident Rate was 0.52 in 2025, compared to 0.16 in 2024.
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

Inclusive Workplace - We hold every employee accountable for their behavior in maintaining a workplace free of discrimination and harassment. We have implemented educational initiatives for all employees aimed at inclusive leadership and a respectful workplace.
Code of Business Ethics - We require employees to complete training on several topics associated with our code of business ethics to reinforce our commitment to compliance with laws, regulations and values that guide who we are and how we do business.
As of December 31, 2025, we employed 2,198 full-time employees as shown in the table below:

Segment/Organization	Employees

Electric Segment
OTP (1)	726
Manufacturing Segment
BTD	1,075
T.O. Plastics	160
Segment Total	1,235
Plastics Segment
Northern Pipe	106
Vinyltech	94
Segment Total	200
Corporate	37
Total	2,198

(1) Includes all full-time employees of Otter Tail Power Company, including employees working at jointly owned facilities. Labor costs associated with employees working at jointly owned facilities are allocated to each of the co-owners based on their ownership interest.

As of December 31, 2025, 378 employees of OTP were represented by local unions of the International Brotherhood of Electrical Workers under two separate collective bargaining agreements expiring on August 31, 2026 and October 31, 2026. None of the employees of our other operating companies are represented by local unions.

ELECTRIC	Contribution to Operating Revenues: 43% (2025), 39% (2024), 39% (2023)
OTP, headquartered in Fergus Falls, Minnesota, is a vertically integrated, regulated utility with generation, transmission and distribution facilities to serve its approximately 134,000 residential, commercial and industrial customers in a service area encompassing approximately 70,000 square miles of western Minnesota, eastern North Dakota and northeastern South Dakota.
CUSTOMERS
Our service territory is predominantly rural and agricultural and includes over 400 communities, most of which have populations of less than 10,000. While our customer base includes relatively few large customers, sales to commercial and industrial customers are significant and in 2025 two customers combined accounted for 16% of segment operating revenues.
The following charts summarize our retail electric revenues by state and by customer segment for the years ended December 31, 2025 and 2024:

In addition to retail revenues, our Electric segment also generates operating revenues from the transmission of electricity for others over the transmission assets we wholly or jointly own, and from the sale of electricity we generate and sell into the wholesale electricity market.
COMPETITIVE CONDITIONS
Our utility business operates as a regulated monopoly. Our retail customers reside within our assigned service territories, and most retail customers do not have the ability to choose their electric supplier. However, we are subject to extensive regulation, as further described below, along with certain public policies that promote competition and development of energy markets. Competition is present in some areas from municipally owned systems, rural electric cooperatives and, in certain respects, from on-site generators and co-generators. Electricity also competes with other forms of energy.
Competition also arises from customers supplying their own power through distributed generation, which is the generation of electricity on-site or close to where it is needed, designed to meet specific local needs. The adoption of distributed generation can be impacted by the availability of tax credits associated with the development and use of distributed energy. Distributed energy resources can include combined heat and power, solar photovoltaic, wind, battery storage, thermal storage and demand-response technologies.
The degree of competition may vary from time to time depending on relative costs and supplies of other forms of energy and advances in technology. Irrespective of the competitive environment, we are focused on providing value to our customers and ensuring our retail rates remain among the lowest in the region and in the nation. In 2025, our summer residential rates were 19% below the regional average and 34% below the national average.
The following table presents our average retail rate per kilowatt-hour (kwh) by customer class and in total for the years ended December 31, 2025 and 2024:

Revenue per kwh	2025		2024

Residential	11.23	¢	11.38	¢
Commercial & Industrial	7.27	¢	7.03	¢
Total Retail	8.18	¢	7.98	¢
Wholesale electricity markets are competitive under the Federal Energy Regulatory Commission (FERC) open access transmission tariffs, which require utilities to provide nondiscriminatory access to all wholesale users. In addition, the FERC has established a competitive process for the construction and operation of certain new electric transmission facilities under federal regulations. Certain states, including the three states in our service territory, have laws which provide the incumbent transmission owner the right of first refusal to construct and own new transmission facilities. Future changes or legal challenges to the laws which provide for the right of first refusal could impact the competitive conditions related to the construction of new transmission facilities.
OTP has franchises to operate as an electric utility in substantially all of the incorporated municipalities it serves. Franchise rights generally require periodic renewal. No franchises are required to serve unincorporated communities in any of the three states OTP serves.
GENERATION AND PURCHASED POWER
OTP primarily uses its own generation facilities to supply energy to customers and supplements this with power purchase agreements. To balance supply and demand, OTP also buys and sells electricity on the wholesale market as needed. The decision to use either owned generation or wholesale market energy depends on current market prices and the cost-effectiveness of each source. Wholesale energy is used when it offers a benefit to customers.

As of December 31, 2025, OTP’s wholly or jointly owned plants and facilities, as well as in place power purchase agreements, and their nameplate capacity were:

Capacity / Purchased Power in kW (Nameplate Rating)

Owned Generation:
Baseload Plants
Big Stone Plant(1)	256,025
Coyote Station(2)	149,450
Total Baseload Plants	405,475
Combustion Turbine and Small Diesel Units
Astoria Station	245,000
Solway	44,500
All Other	72,208
Total Combustion Turbine and Small Diesel Units	361,708
Owned Wind Facilities
Merricourt	150,000
Ashtabula III	62,400
Luverne	49,500
Ashtabula	48,000
Langdon	40,500
Total Owned Wind Facilities	350,400
Hoot Lake Solar	49,900
Hydroelectric Facilities	3,870
Total Owned Generation Capacity	1,171,353
Power Purchase Agreements:
Purchased Wind Power (greater than 2,000 kW)
Edgeley	21,000
Langdon	19,500
Total Purchased Wind	40,500
Total Generating Capacity	1,211,853
(1) Reflects OTP's 53.9% ownership percentage of jointly owned facility.
(2) Reflects OTP's 35.0% ownership percentage of jointly owned facility.
The following charts summarize the percentage of our nameplate capacity by source, including owned and jointly owned facilities and through power purchase arrangements, as of December 31, 2025 and 2024:

Under the Midcontinent Independent System Operator (MISO) requirements, OTP is required to provide sufficient capacity through wholly or jointly owned generating capacity or power purchase agreements to meet its monthly weather-normalized forecast demand, plus a reserve obligation. MISO operates under a seasonal resource adequacy construct in which generation resources are accredited and planning reserve margin requirements are implemented on a seasonal basis. Current planning reserve margin requirements range between 7.9% and 25.3%, depending on the season.
The following charts summarize the percentage of retail kwh sold by source during the years ended December 31, 2025 and 2024:

Our sources of energy to serve our retail customers include energy from our owned or contracted generation plus energy acquired through the wholesale market. Market energy is purchased to meet customer demand when energy from our owned and contracted generation is insufficient or when market prices are lower than our internal production cost and therefore it is more economical to serve our customers with wholesale energy.
Capacity and Storage Additions
As part of our investment plan to meet our future energy needs, the following projects were recently completed or are currently under development or construction:
Wind Energy Facility Upgrades consisted of the replacement or upgrade of hubs, gearboxes, blades, generators and other components of our Ashtabula, Ashtabula III, Langdon and Luverne wind facilities at a total cost of approximately $230 million. We expect the increased energy production from these facilities after the recently completed upgrades will be equivalent to an additional 40 megawatts (MW) of generation. Following the completion of these upgrades, the energy production from each of these facilities became eligible for production tax credits (PTCs) over a ten-year period. We expect these projects will lower customer costs through a combination of fuel and purchased power savings and the tax credit benefits afforded to our customers.
Solway Solar is a solar facility currently under construction and located adjacent to our existing Solway natural gas plant in northern Minnesota. The project is expected to add an additional 50 MW of generating capacity. We estimate the facility will be operational by the end of 2026 or early 2027. OTP's capital investment is estimated to be approximately $80 million. We expect the energy production from this facility will be eligible for PTCs over a ten-year period. The costs of this project will be allocated to customers in Minnesota and South Dakota and have been approved for recovery subject to certain terms and conditions.
Abercrombie Solar is solar facility currently under development in southeastern North Dakota. In October 2024, we entered into a purchase agreement to acquire the development assets of the project, including approximately 3,400 acres of land, interconnection agreements, state and local permits, and all other assets of the project. The acquisition of these assets was completed in January 2026, and we currently estimate the facility will be operational by the end of 2028. Once complete, the facility is expected to have a generating capacity of 295 MW. OTP's capital investment in the project is estimated to be approximately $450 million. We anticipate the energy production from this facility will be eligible for PTCs over a ten-year period. The costs of this project will be allocated to customers in Minnesota and South Dakota and have been approved for recovery subject to certain terms and conditions.
Hoot Lake Battery Energy Storage System is a battery storage project currently under development located near our Hoot Lake Solar facility in Minnesota. Once complete, the facility is expected to have a storage capacity of 75 MW and a storage duration of four hours. OTP's capital investment in the project is estimated to be approximately $120 million, and we expect the project to qualify for a 40% investment tax credit upon completion. The costs of this project have been deemed eligible for rider recovery in Minnesota. We currently expect the facility will be operational in 2028.

ENERGY TRANSITION
OTP is committed to providing reliable and affordable electric service to its customers while transitioning to a lower-carbon and increasingly clean energy future. We are intent on satisfying the public policy priorities of each jurisdiction in which we operate, including renewable and clean energy milestones applicable in certain of our state jurisdictions.
The energy transition of our generation portfolio includes historical and planned future investments in renewable generation, including wind and solar facilities, the planned investment in a battery storage facility, and the retirement of our two remaining co-owned coal generation facilities.
From 2005 through 2025, we added 420 MW of owned or contracted renewable generation to our portfolio. We anticipate adding an additional 345 MW of owned renewable solar generation to our portfolio between 2026 and 2028, and we are analyzing the potential for up to an additional 200 MW of owned or contracted wind generation by 2029. In addition, we anticipate adding 75 MW of battery storage by 2028 to complement our renewable generation portfolio. Finally, we currently anticipate closing our two co-owned coal generation facilities in the 2040s upon reaching the end of their operating lives.
The transition of our energy generation portfolio has reduced our carbon dioxide (CO2) emissions from our owned generation portfolio by approximately 35% from 2005 to 2025. We are targeting to reduce our CO2 emissions from our owned generation portfolio by 90% by 2050 from 2005 levels.
In 2025, we modified our 2050 carbon reduction goal, previously a targeted 97% reduction from 2005 levels, and eliminated our 2030 goal in recognition of the evolving energy landscape. Our near-term carbon emission levels are significantly impacted by many external factors, including regional energy demand, market energy prices, actual and planned retirements of baseload energy generation within our region, and other factors. As a result, it is difficult to predict with reasonable certainty the operating levels of our baseload and peaking generation facilities and resulting CO2 emissions.
RESOURCE MATERIALS
Coal is the principal fuel burned at our jointly owned Big Stone Plant and Coyote Station generating plants. Coyote Station, a mine-mouth facility, burns North Dakota lignite coal. Big Stone Plant burns western subbituminous coal. We source coal for our coal-fired power plants through requirements contracts which do not include minimum purchase requirements but do require all coal necessary for the operation of the respective plant to be purchased from the counterparty. Our coal supply contracts for our Big Stone Plant and Coyote Station have expiration dates in 2026 and 2040, respectively.
The supply agreement between the Coyote Station owners, including OTP, and the coal supplier includes provisions requiring the Coyote Station owners to purchase the membership interests and pay off or assume loan and lease obligations of the coal supplier, as well as complete mine closing and post-mining reclamation. The supply agreement expires in 2040 but does provide for early termination under certain circumstances and with requirements to fulfill certain obligations. See below and Note 1 to our consolidated financial statements included in this report on Form 10-K for additional information.
Coal is transported to Big Stone Plant by rail and is provided under a common carrier rate which includes a mileage-based fuel surcharge.
We purchase natural gas for use at our combustion turbine facilities based on anticipated short-term resource needs. We procure natural gas from multiple vendors at spot prices in a liquid market primarily under firm delivery contracts.
TRANSMISSION AND DISTRIBUTION
Our transmission and distribution assets deliver energy from energy generation sources to our customers. In addition, we earn revenue from the transmission of electricity over our wholly or jointly owned transmission assets for others under approved rate tariffs. As of December 31, 2025, we were the sole or joint owner of approximately 14,000 miles of transmission and distribution lines.
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
Transmission Investments
As a utility and transmission owner operating as a member within MISO, we are participating in large transmission investments intended to improve system reliability and resilience, to promote a cost-effective regional and interregional transmission system, and to allow new generating capacity to access the electric grid. The following projects are in various stages of planning and development or construction:
MISO Tranche 1.0. In 2022, MISO approved several projects within the first tranche of its long-range transmission plan. Within the first tranche of projects, OTP will be a partial owner of two new 345 kV transmission projects. These projects will be developed and constructed over several years and OTP's total investment in these projects is estimated to be $475 million. The following is a brief overview of the two projects included in Tranche 1.0:
Jamestown-Ellendale includes the construction of a new 345 kV transmission line in southeastern North Dakota spanning approximately 95 miles from Jamestown, North Dakota to Ellendale, North Dakota. We continue project planning and development and expect material procurement and construction to commence in 2026. The project is expected to be completed in 2029.
Big Stone South-Alexandria-Big Oaks includes the construction of a new 345 kV transmission line in eastern South Dakota and western Minnesota and the addition of a second circuit to an existing 345 kV line in central Minnesota. The new transmission line will span approximately 100 miles between Big Stone, South Dakota and Alexandria, Minnesota. A second circuit will be added to the existing transmission line spanning from Alexandria, Minnesota to Big Oaks, Minnesota. We continue project planning and development. Line construction on the second circuit has commenced. We expect construction to commence on the Big Stone South-Alexandria portion of the line in 2028. The project is expected to be completed in 2030.
MISO Tranche 2.1. In December 2024, MISO approved several projects within the second tranche of its long-range transmission plan. Within this second tranche of projects, OTP will be a partial owner of three projects, including the addition of a second circuit to an existing 345 kV transmission line, a new 345 kV transmission line, and a new 765 kV transmission line. These projects will be developed and constructed over several years, and OTP's total investment in these projects is currently estimated to be $800 million to $1.0 billion. The following is a brief overview of the three projects included in Tranche 2.1:
Bison-Alexandria includes the construction of a second 345 kV circuit, which is being added to an existing transmission line in eastern North Dakota and western Minnesota, as well as upgrades to an existing 230 kV line and substation. This project is in the initial stages of development and is expected to be completed in 2032.
Maple River-Cuyuna includes the construction of a new 345 kV transmission line in eastern North Dakota and western Minnesota, as well as investment in substation expansion. This project is in the initial stages of development and is expected to be completed in 2033.
Big Stone South-Brookings County includes the construction of a new 765 kV transmission line in eastern South Dakota, as well as investment in substation expansion. This project is in the initial stages of development and is expected to be completed in 2034.
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
Bison-Hankinson-Big Stone South is a two-part new transmission line project. OTP is the sole owner of a new 345 kV transmission line spanning from Big Stone, South Dakota to Hankinson, North Dakota, and a partial owner of a new 345 kV line spanning from Hankinson, North Dakota to Mapleton, North Dakota. These projects, which are expected to be completed in 2034, are in the early stages of development. The U.S. Department of Energy (DOE) has approved a grant to partially fund the construction of these projects in an amount up to 25% of the total JTIQ project costs. OTP's capital investment in these projects, after the impact of the 25% DOE grant, is currently estimated to be $450 to $500 million.
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
Below is a summary of the regulatory agencies with jurisdiction over OTP and the areas of regulation covered by each agency:

Regulatory
Agency	Areas of Regulation

Minnesota Public Utilities Commission (MPUC)
Retail rates, issuance of securities, depreciation rates, capital structure, public utility services, construction of major facilities, establishment of exclusive assigned service areas, contracts with subsidiaries and other affiliated interests and other matters.
Selection or designation of sites for new generating plants (5,000 kW or more for wind generating facilities; 50,000 kW or more for non-wind generating facilities) and routes for transmission lines (100 kV or more and exceeding 1,500 feet).
Certificates of Need for generating plants and transmission assets.
Review and approval of fifteen-year Integrated Resource Plan.

North Dakota Public Service Commission (NDPSC)
Retail rates, certain issuances of securities, construction of major utility facilities and other matters.
Approval of site and routes for new electric generating facilities (exceeding 500 kW for wind generating facilities; exceeding 50,000 kW for non-wind generating facilities) and high voltage transmission lines (exceeding 115 kV).
Certificates of Convenience and Necessity for service territory expansions.
Review and approval of fifteen-year Integrated Resource Plan.

South Dakota Public Utilities Commission (SDPUC)
Retail rates, public utility services, construction of major facilities, establishment of assigned service areas and other matters.
Approval of sites and routes for new electric generating facilities (100,000 kW or more) and most transmission lines (exceeding 115 kV).

Federal Energy Regulatory Commission (FERC)
Wholesale electricity sales, the transmission and sale of electric energy in interstate commerce, interconnection of facilities to the interstate transmission system, certain mergers and acquisitions, and corporate transactions, hydroelectric licensing and accounting policies and practices.
Compliance with North American Electric Reliability Corporation (NERC) reliability standards, including standards on cybersecurity and protection of critical infrastructure.

In addition to base rates, which are established through periodic rate case proceedings within each state jurisdiction, there are other mechanisms for recovery of our capital investments and operating costs between rate cases. The following table summarizes the significant recovery mechanisms:

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

Transmission Cost Recovery Rider (TCR)	MN, ND, SD	Provides for the recovery of costs outside of a general rate case for investments in new or modified electric transmission assets and certain MISO transmission services and related costs.
Renewable Resource Rider (RRR)	MN, ND	Provides for the recovery of costs outside of a general rate case for investments in certain new renewable energy projects.
Energy Conservation and Optimization Rider (ECO)	MN	Under Minnesota law, OTP is required to save 1.75% of its gross retail energy revenues through the energy conservation and optimization program. Recovery of these costs outside of a general rate case occurs through the ECO rider.
Electric Utility Infrastructure Costs Rider (EUIC)	MN	Provides for the recovery of costs for investments made to replace or modify existing infrastructure if the replacement or modification conserves energy or uses energy more efficiently.
Metering and Distribution Technology Cost Recovery Rider (MDT)	ND	Provides for the recovery of costs for advanced metering infrastructure, outage management systems and demand response projects.
Generation Cost Recovery Rider (GCR)	ND	Provides for the recovery of costs outside of a general rate case for investments in new generation facilities.
Energy Efficiency Plan (EEP)	SD	Provides for the recovery of costs from energy efficiency investments.
Phase-In Rider (PIR)	SD	Provides for the recovery of costs outside of a general rate case for investments in new generation facilities and advanced grid infrastructure.

Resource Planning
Under Minnesota law, utilities are required to submit for approval by the Minnesota Public Utilities Commission (MPUC) a 15-year advance Integrated Resource Plan (IRP) every two years. An IRP is a set of resource options a utility could use to meet the service needs of its customers over the forecast period, including an explanation of the utility’s supply and demand circumstances, and the extent to which each resource option would be used to meet those service needs. The MPUC’s findings of fact and conclusions regarding IRPs are considered to be prima facie evidence, subject to rebuttal, in future rate reviews and other proceedings. OTP will file their next IRP in Minnesota in 2026.
Under North Dakota law, utilities are required to submit a 15-year advance IRP every three years for approval by the North Dakota Public Service Commission (NDPSC). OTP will file their next IRP in North Dakota in 2027.
South Dakota does not have a formal advance IRP process.
Capital Structure Petition
Minnesota law requires an annual filing of a capital structure petition with the MPUC. In this filing, the MPUC reviews and approves OTP's capital structure. Once approved, OTP may issue securities without further petition or approval, provided the issuance is consistent with the purposes and amounts set forth in the approved petition. OTP’s current capital structure, approved by the MPUC on December 12, 2025, allows for an equity-to-total-capitalization ratio between 46.7% and 57.1%, with total capitalization not to exceed $2.4 billion.
Renewable Energy Standard
Minnesota has adopted a renewable energy standard requiring utilities to generate or procure sufficient renewable generation such that the following percentages of total retail electric sales to Minnesota customers come from qualifying renewable sources: 25% by 2025 and 55% by 2035. Qualifying renewable sources are classified as solar, wind, hydropower, hydrogen and certain biomass generation. We met the current renewable sources requirements with a combination of owned renewable generation and purchases from renewable generation sources. We were in compliance with the 2025 target established by the standard, and we plan to comply with the future requirements of this standard through a combination of our existing and projected renewable generation fleet.
Minnesota law also requires 1.5% of total Minnesota retail electric sales by public utilities to be supplied by solar energy. For a public utility with between 50,000 and 200,000 retail electric customers, such as OTP, at least 10% of the 1.5% requirement must be met by solar energy generated by or procured from solar photovoltaic devices with a nameplate capacity of 40 kW or less. We met the overall solar requirement in 2025, with a combination of owned solar generation and solar renewable energy certificate (REC) purchases, but we were not compliant with the requirement that 10% of the 1.5% be met by solar energy generated by or procured from solar photovoltaic devices with a nameplate capacity of 40 kW or less.
Minnesota Clean Energy Law
Minnesota's Clean Energy Law requires electric utilities to generate or procure sufficient electricity from carbon-free resources to provide retail customers in Minnesota with at least the following percentages of carbon-free electric energy: 80% by 2030, 90% by 2035, and 100% by 2040. Carbon-free resources include wind, solar, hydropower and nuclear generation. To provide flexibility, the law allows electric utilities to use RECs to offset carbon emissions and for the MPUC to consider whether a regulated utility's requirement to meet established standards should be delayed due to affordability or reliability impacts. We anticipate at least 80% of our Minnesota retail sales will be served with carbon-free generation by 2030, in compliance with Minnesota's clean energy requirements.
ENVIRONMENTAL REGULATION
OTP is subject to stringent federal and state environmental standards and regulations regarding, among other things, air, water and solid waste pollution. OTP's facilities have been designed, constructed and, as necessary, updated, to operate in compliance with applicable environmental regulations. However, new or amended laws and regulations or changes in interpretations of current laws and regulations may require additional pollution control equipment or other emission reduction measures which may require future capital investments or ongoing operating and monitoring costs.
Financial Impacts
For the five-year period ended December 31, 2025, OTP invested approximately $6.3 million in environmental control equipment, including $1.9 million in 2025. Our capital budget for the next five years includes approximately $9.3 million of capital investments in environmental control equipment. The timing and amount of our expenditures may change as the regulatory environment changes.
Emerging Regulation
Regional Haze Rule (RHR). The Environmental Protection Agency (EPA) adopted the RHR in an effort to improve visibility in national parks and wilderness areas. The RHR requires states, in coordination with the EPA and other governmental agencies, to develop and implement state implementation plans (SIPs) that work towards achieving natural visibility conditions by the year 2064; to set goals to ensure reasonable progress is being made; and to periodically evaluate whether those goals and progress are on track or whether additional emission reductions are necessary. RHR compliance is to be monitored through several implementation periods, the second of which covers the years 2018-2028.
Coyote Station, OTP's jointly owned coal-fired power plant in North Dakota, is subject to assessment in the second implementation period under the North Dakota SIP. The North Dakota Department of Environmental Quality (NDDEQ) submitted its SIP to the EPA in August 2022. In its plan, the NDDEQ concluded it is not reasonable to require additional emission controls during this planning period.
On December 2, 2024, the EPA published its final ruling on North Dakota's SIP, approving certain aspects of the plan and disapproving other aspects of the plan. As part of its partial disapproval, the EPA found that North Dakota failed to submit a long-term strategy that includes enforceable emissions limitations, compliance schedules and other measures necessary to make reasonable progress on national visibility goals. Specific to Coyote Station, the EPA found that North Dakota relied on non-statutory visibility modeling to reject the installation of additional nitrogen oxides and sulfur dioxide emission controls.
Having disapproved, in part, the North Dakota SIP, the EPA must promulgate a Federal Implementation Plan within two years from the issuance of its final decision. The Federal Implementation Plan may include emission controls required to satisfy the requirements of the RHR. In March 2025, the EPA announced it would begin restructuring the RHR to streamline requirements for states, and on April 30, 2025, the EPA granted a request to reconsider the December 2024 partial disapproval of the North Dakota SIP.
At this time, the final resolution of regional haze compliance in North Dakota, and specifically the impact, if any, on the operations of Coyote Station is uncertain.
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
For existing coal-fired power plants anticipated to be operated after January 2039, the regulation set a Best System of Emission Reduction (BSER) based on 90% capture and sequestration of CO2 emissions with a compliance date of January 2032. For existing coal-fired power plants anticipated to be operated after January 2032 but planned to cease operations before January 2039, the regulation set a BSER of 40% co-firing with natural gas, which would result in a 16% reduction in CO2 emissions rate with a compliance date of January 2030. Coal-fired power plants with federally enforceable plans to cease operations by January 2032 are not subject to this regulation.
Following the issuance of the new regulations, several states and industry groups filed lawsuits challenging the regulation, arguing the EPA overstepped its authority under the Clean Air Act.
In June 2025, the EPA published a proposed rule that would repeal the existing GHG emission standards for fossil fuel-fired power plants. The proposal includes a finding that GHG emissions from such sources do not significantly contribute to dangerous air pollution, which the EPA asserts is a necessary legal predicate for regulation under the Clean Air Act. As an alternative, the EPA is also proposing to repeal only the emission guidelines applicable to existing fossil fuel-fired steam generating units. The proposed rule has not yet been finalized.
Coal Combustion Residual (CCR) Regulation. In May 2024, the EPA published a final rule amending CCR regulations, which introduced new requirements for the management of coal ash at active coal-fired power plants and inactive coal-fired power plants with a legacy surface impoundment. The regulations impose new requirements including groundwater monitoring, closure standards, post-closure care obligations and potential remediation activities. In 2025, the EPA proposed several delays for coal ash disposal and plant closure requirements to address electric grid reliability concerns. We anticipate we may incur costs related to coal ash removal and groundwater monitoring in the future as a result of the amended regulation. We continue to review and evaluate the overall impact this regulation may have on our business, including potential impacts on our operating results, financial condition and liquidity.
Mercury and Air Toxics Standards (MATS). In May 2024, the EPA published final regulations to strengthen and update MATS for coal-fired power plants, tightening the emission standards for both particulate matter and for mercury from existing lignite-fired sources. Currently, OTP's coal-fired power plants would be required to comply with these regulations in 2029. However, in June 2025, the EPA published a proposed rule to repeal the May 2024 MATS for coal-fired power plants. Multiple environmental organizations have filed legal challenges to the proposed rule. These legal challenges remain pending but are currently held in abeyance while the EPA undertakes its reconsideration of the MATS amendments. We continue to review and evaluate the overall impact this regulation may have on our business, including potential impacts on our operating results, financial condition and liquidity.
Climate Change and Greenhouse Gas Regulation
Global climate change presents a significant energy and environmental policy challenge. Combustion of fossil fuels for the generation of electricity is a considerable source of CO2 emissions, which is the primary GHG emitted by our utility operations. The federal government, state governments and international organizations have periodically pursued, and may continue to pursue, climate policies to regulate GHG emissions as part of a broad-based effort to limit global warming.
The implementation of climate change programs, such as the Minnesota Clean Energy Law, regulations under the Clean Air Act, if not repealed, and other existing or future federal or state regulations targeting GHG emissions, may have a significant impact on our utility business.

MANUFACTURING	Contribution to Operating Revenues: 24% (2025), 26% (2024), 30% (2023)
Our Manufacturing businesses are engaged in the production of metal or plastics parts and products sold to commercial customers. The following is a brief description of each of these businesses:
BTD Manufacturing, Inc. (BTD), founded in 1979 and acquired by Otter Tail Corporation in 1995, provides metal fabrication services for custom machine parts and metal components through its facilities in Detroit Lakes and Lakeville, Minnesota, Washington, Illinois and Dawsonville, Georgia.
T.O. Plastics, Inc. (T.O. Plastics), founded in 1948 and acquired by Otter Tail Corporation in 2001, manufactures thermoformed plastics products, including horticulture containers and custom packaging for medical and industrial markets through its facilities in Otsego and Clearwater, Minnesota.
OVERVIEW
BTD is a value-added metal fabricator that produces custom machine parts and metal components for its original equipment manufacturer (OEM) customers. Through our manufacturing facilities in Minnesota, Illinois, and Georgia, with more than a million square feet of manufacturing capacity, we provide a comprehensive suite of capabilities to produce highly engineered metal parts and components to serve our OEM customers. Our metal fabrication services include:
Research and development resources to design and produce product prototypes quickly and cost-effectively;

Tool design and construction specializing in both short- and long-run tooling, providing cost effective tools tailored to customer specifications;
Fabrication and welding including advanced fabrication and welding, including robotic welding, using the latest technologies to deliver high-quality products;
Stamping is the cornerstone service of our business, with presses ranging from 45 to 800 tons, providing cost-effective solutions and flexible options for short and long production runs;
Tubing including precise forming and bending operations to manufacture tubular products tailored to customer requirements;
Assembly capabilities to provide a full-service experience for our customers;
Finishing and painting services including liquid primers and powder coating to meet customer specifications; and
Inventory management services include warehousing, packaging, kitting and product sequencing to ensure we deliver the right products to our customers when they need them.
Through these capabilities, BTD manufacturers over 30,000 unique parts, including products ranging from welded frames and chassis, roll cages, heat shields, support brackets, handles and railings, and tube and pipe components. Our facilities are ISO 9001:2015 certified, which is the international standard for quality management systems.
Our strategy emphasizes utilizing the above set of capabilities from development through inventory management to provide highly engineered metal parts and components at a competitive cost. Leveraging our engineering expertise and technical proficiency, BTD creates value during the entire development, manufacturing and logistics cycle.
T.O. Plastics provides custom and proprietary thermoforming solutions for the horticulture, medical, industrial and various other markets. Our proprietary horticulture products are manufactured through a vertically integrated process of raw material pelletizing, extrusion and thermoforming to produce plastic products that serve the early-growth horticulture market. Our proprietary products include round and square pots, plug, carrying and specialty trays, propagation sheets and various other products used in the germination and early growth horticulture industry. The applications for our products include greenhouses and nurseries, microgreen development and vertical farming.
T.O. Plastics also provides custom thermoformed plastic packing and parts to serve customers in the medical, industrial, recreational, electronic and other markets. We offer a full suite of capabilities including design, prototyping, tooling construction and thermoforming production to meet our customers' packaging and other plastic parts needs. Our products include various medical device packaging, shipping trays, laboratory trays, housing enclosures and consumer packaging.
Both our Clearwater and Otsego facilities in Minnesota are ISO 9001:2015 certified. In addition, our Otsego facility is certified under ISO 13485:2016, which is the international standard for quality management systems in the design and manufacture of medical devices. In addition, we maintain two Class 8 cleanrooms at our Otsego facility used in the production of plastic packaging and parts for the medical industry.
Our strategy is focused on producing horticulture products through our integrated manufacturing capabilities to deliver high-quality products at a competitive cost. We also strive to provide custom plastics packaging and parts to our medical and industrial customers through our end-to-end service offering from discovery and design to tooling and manufacturing while meeting all customer product specifications.
CUSTOMERS
Our metal fabrication business primarily serves OEMs operating in the Midwest and Southeastern U.S. The primary end markets we serve include recreational vehicle (powersports), lawn and garden, agricultural, construction, industrial, energy equipment and certain other markets. Our customers include some of the largest vehicle and equipment manufacturers operating in the U.S., including Caterpillar Inc., CNH Industrial N.V., Cummins Inc., Deere & Company, Honda Motor Co., Kawasaki Heavy Industries, Polaris Inc. and The Toro Company.
We have developed long-standing business relationships with our OEM customers, many of which span decades. In many cases, we are an integral component of our customers' supply chains and strive to maintain strong strategic alignment. We have not historically experienced high rates of customer attrition given high customer switching costs resulting from our embedded relationships driven by our broad capabilities and scale.
The principal method of product distribution is by direct shipment to our customers through direct customer pick-up or common carrier ground transportation.

Our plastic products business primarily serves U.S. customers in the horticulture, medical and life sciences, industrial, recreational and electronics industries. Most of our horticulture products are sold through distributors. Our custom packaging and other plastic products are manufactured to customer specifications and sold to other manufacturers or end customers.
The following presents our revenue by end market for each of the five years ended December 31:
Although we sell our products to a large number of customers across a diverse group of end markets, three customers combined to account for approximately 44% of segment operating revenues in 2025.
COMPETITIVE CONDITIONS
The metal fabrication market is highly fragmented with competition primarily from domestic entities. Most competition is comprised of privately owned small-scale fabrication shops that specialize in a single or limited set of production capabilities or focus on certain end markets or geographical service territories. Some larger competitors bring broad manufacturing capabilities and greater geographical reach. Competition can be geographically regionalized as customers procure products locally to manage costs and minimize logistical complexities. Competitive dynamics we face within the industry include breadth of product offerings, competitive cost structures and product pricing, and manufacturing capacity and distribution capabilities.
BTD competes on its full breadth of value-add services from research and development, to tool and die design and manufacturing, to its full suite of fabrication and machining capabilities, and its finishing services and inventory management capabilities. Our end-to-end solution reduces customer logistics burden, compresses cycle times and improves quality. We have invested in automation and robotics to improve productivity, increase process repeatability, manage skilled labor constraints and enhance product quality.
The diversity of end markets BTD serves, its full suite of manufacturing capabilities, and its geographical reach from the Midwest to the Southeast of the U.S. provides resilience against fluctuations in individual sector or geographical demand. When demand shifts, we can adapt by reallocating production to align with changing conditions.
The plastic thermoforming market for horticultural products is highly fragmented with competition from domestic and international entities. Our competitors vary in size, production capabilities, geographical reach and customer focus. Competition varies by sales channel, with some competitors primarily selling through horticulture focused distribution, while other competitors implement a direct sales strategy to the horticulture grower customer. Low-cost import competition from Southeast Asia has expanded with these competitors primarily targeting the direct to grower sales channel.
Competition in the custom plastic packaging and parts industry is highly fragmented with competition from domestic and international entities. Many competitors are larger in size with greater manufacturing capabilities and geographical reach.
Overall, the principal competitive factors in our Manufacturing segment are product quality, price competitiveness, breadth of product line and customer service. We intend to continue to compete based on high-quality products, innovative production technologies, cost-effective manufacturing techniques, close customer relations and support, and increasing product offerings.
RESOURCE MATERIALS
We use raw materials in the products we manufacture, including, among others, steel, aluminum, and polystyrene and other plastics resins. Steel is our most significant raw material input. We obtain nearly all of our steel inventory from large domestic suppliers. Managing price volatility and ensuring raw material availability are important aspects of our business.

Consistent with industry practice, our contracts with our metal fabrication customers incorporate steel cost pass-through mechanisms or indexed pricing that mitigates commodity volatility and its impact on profitability.
Additionally, a certain amount of residual material (scrap) is a by-product of the manufacturing and production processes. We are able to sell nearly all scrap material in the scrap market. Declines in commodity prices for these scrap materials due to weakened demand or excess supply can negatively impact the profitability of our Manufacturing segment.
SEASONALITY
Demand for our products can be impacted by the seasonality of the demand for our customers' products and our customers' production schedules. Generally, sales volumes and earnings are lower in the fourth quarter.
ENVIRONMENTAL REGULATION
Our manufacturing businesses are subject to environmental, health and safety laws and regulations, including those governing discharges to air and water, the management and disposal of hazardous substances, the cleanup of contaminated sites and health and safety matters.

PLASTICS	Contribution to Operating Revenues: 32% (2025), 35% (2024), 31% (2023)
Our Plastics businesses produce PVC pipe at plants in North Dakota and Arizona. The following is a brief description of these businesses:
Northern Pipe Products, Inc. (Northern Pipe), founded in 1979 and acquired by Otter Tail Corporation in 1995, located in Fargo, North Dakota, manufactures and sells PVC pipe for municipal water, rural water, wastewater, storm drainage systems and other uses in the northern, midwestern, south-central and western regions of the United States as well as central and western Canada.
Vinyltech Corporation (Vinyltech), founded in 1983 and acquired by Otter Tail Corporation in 2000, located in Phoenix, Arizona, manufactures and sells PVC pipe for municipal water, wastewater, water reclamation systems and other uses in the western, northwest and south-central regions of the United States.
OVERVIEW
Our Plastics segment businesses manufacture PVC pipe primarily used in municipal water infrastructure, which encompasses potable water distribution, wastewater collection and distribution, and water reclamation systems. Potable water systems use PVC pressure pipe for transmission and distribution lines delivering treated water to residential and commercial developments. Wastewater and water reclamation systems use PVC pipe to transport non-potable water to treatment facilities or for reuse applications within municipal systems. Our Plastics segment businesses also manufacture PVC pipe for use within residential and commercial structures and rural water systems.
The end markets and uses of our PVC pipe generally approximate the following: 90% Municipal; 5% Residential and Commercial; 5% Rural Water.
PVC pipe is manufactured through an extrusion process, during which PVC resin compound (a dry powder-like substance) is blended with other materials and introduced into an extrusion machine, where it is heated to a molten state and then forced through a sizing apparatus to produce the pipe. The newly extruded pipe is pulled through a series of water-cooling tanks, marked to identify the type of pipe and cut to finished lengths. We produce pipe in a variety of diameters ranging from 3/4" to 24" and in varying lengths, generally from 10 feet to 20 feet, and up to 45 feet for certain types of pipe.
All PVC pipe is manufactured to applicable standards and specifications defined by the American Water Works Association or ASTM International standards and are subject to rigorous internal quality assurances and third-party inspections for ongoing compliance.
We have approximately 400 million pounds of annual nameplate production capacity between our facilities in Fargo, North Dakota and Phoenix, Arizona, with over 250,000 square feet of manufacturing and warehousing space.
Our strategy is aimed at providing market-leading reliability and responsiveness, delivering quality products when our customers need them. Our agile operations provide us the flexibility to respond to customer needs and allow us to deliver the needed products in a timely manner.
CUSTOMERS
Substantially all of our products are sold through distributors, which range from large, national distributors to smaller regional or local distributors. In total, we sell to over 200 distribution customers, but do have a large volume of sales activity with two national distributors. In 2025, these two distributor customers combined to account for 47% of segment operating revenues.

Our distributor customers serve contractors, municipalities and other local governmental entities engaged in public infrastructure projects and residential and commercial development. Demand for our products is influenced by new construction development, as growth in residential and commercial building activity drives municipal water infrastructure, and system rehabilitation and replacement as aging municipal systems require upgrades or replacement.
Our sales and service territory generally includes the western half of the U.S. and western Canada. We market our products through a combination of independent sales representatives, company salespeople and customer service representatives. The principal method for the distribution of our products is by common carrier ground transportation.
COMPETITIVE CONDITIONS
Competition in the PVC pipe industry is characterized by a limited number of domestic PVC pipe manufacturers, with the three largest competitors capturing a significant portion of the overall market. These large competitors have a broader geographical reach, integration with PVC resin producers, greater manufacturing capacity and national relationships with key distributors. Competition is generally geographically regionalized as shipping costs are typically cost prohibitive to compete on a national basis.
The principal factors of competition are price, customer service, product availability, shipping costs and product performance. We compete on a regional basis, serving our core markets with strong customer service and high-quality products.
In addition to competition with other PVC pipe manufacturers, our PVC pipe products compete with other products that serve the same end markets, including ductile iron, high-density polyethylene (HDPE), steel and concrete pipe products.
We will continue to compete based on our high level of service and quality, including being a responsive and reliable partner to our customers through maintaining product availability, by producing high-quality products and by using cost-effective production techniques.
RESOURCE MATERIALS
There are four domestic manufacturers of PVC resin, the primary material input used in the manufacturing of PVC pipe. In 2025, we utilized all four vendors to source our PVC resin. We maintain contractual arrangements with certain PVC resin manufacturers. These multi-year agreements include estimated annual order quantities, with no required minimum purchases, and negotiated pricing based on the market price of resin.
The supply of PVC resin may be limited at times due to insufficient manufacturing capacity or limited availability of feedstock products. Most U.S. resin production facilities are located in the Gulf Coast region. These facilities are subject to the risk of damage or production shutdowns because of exposure to hurricanes or other extreme weather events.
We acquire PVC resin in bulk, shipped by rail to our facilities. We have the capability to store a limited supply of resin at our manufacturing plants.
Due to the commodity nature of PVC resin and the dynamic supply and demand factors worldwide, the market for PVC resin can be subject to significant fluctuations in price.
In addition to PVC resin, we use certain other materials, such as stabilizers, waxes, gaskets and lumber, in the process of manufacturing and shipping our PVC pipe products. We generally source these materials from a limited number of suppliers.
SEASONALITY
Demand for our PVC pipe products can be impacted by seasonal weather differences, with generally lower sales volumes realized in the first and fourth quarters of the year when cold temperatures and frozen ground across the northern portion of our footprint can delay or prevent construction activity and consequently delay or prevent customer orders of PVC pipe.
ENVIRONMENTAL REGULATION
Our plastics businesses are subject to environmental, health and safety laws and regulations including those governing discharges to air and water, the management and disposal of hazardous substances, the cleanup of contaminated sites and health and safety matters.

ITEM 1A.	RISK FACTORS
RISK FACTORS AND CAUTIONARY STATEMENTS
Our businesses are subject to various risks and uncertainties. Any of the risks described below or elsewhere in this report on Form 10-K or in our other SEC filings could materially adversely affect our business, operating results, financial condition and liquidity. Unforeseen risks and uncertainties, or those that we currently consider immaterial, could also affect our business, operating results, financial condition and liquidity.

OPERATIONAL RISKS
Our strategy includes large capital investments, which are subject to risks.
Our business strategy includes major capital investments at our operating companies. These capital projects are planned years in advance of their in-service dates and are subject to various risks including adverse changes in regulatory treatment or public policy; changes in commodity pricing or construction costs; delivery of critical materials; obtaining necessary permits and licenses; and other adverse conditions. Capital investments in our Electric segment require regulatory approval and are subject to the risks of not being granted timely approval or allowed to be fully recovered. If we are unable to manage these risks and complete our capital investment projects on budget and in a timely manner, it could have negative impact on our financial condition, operating results and liquidity.
Weather impacts, including seasonal fluctuations, could adversely affect our operating results.
Our Electric segment business is seasonal, and weather patterns have had an impact on our financial performance in the past and may again in the future. Demand for electricity is normally greater in the winter and summer months. Unusually mild temperatures negatively impact demand for electricity which can have an adverse effect on our financial condition and results of operations.
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
We are subject to physical risks and transition risks associated with climate change and extreme weather events.
Longer-term shifts in climate patterns may impact our customers' demand for electricity; interrupt our business operations and damage our facilities; reduce the availability of natural resources, such as water; and cause disruptions in our supply chains.
Climate change may increase the frequency and severity of extreme weather events, such as prolonged periods of extreme cold or heat, and natural disasters, such as severe snow and ice storms, tornadoes, flooding and wildfires. These acute events could result in the interruption of our business operations and damage to our facilities. We may not have sufficient insurance coverage to avoid adverse impacts to our operating results or financial condition from damage to our facilities or an interruption in our business. An extreme weather event within our utility service area could directly affect our capital assets, causing disruption in service to customers, and result in reduced operating revenues and additional repair or replacement costs.
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
Increased risk of natural disasters, such as wildfires and severe convective storms, could have negative financial consequences, including limiting our ability to secure sufficient insurance coverage, or leading to increased insurance costs. While we carry liability insurance, given an extreme event, if we were found to be liable for damages caused by the event, amounts that exceed our coverage limit could negatively impact our financial condition, operating results and liquidity.
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
As our businesses continue to be subject to additional and changing environmental, health and safety laws and regulations, we could incur additional costs complying with requirements that are promulgated in the future. New laws or regulations, or changes to existing laws and regulations in the future, may result in disruptions to our business, changes in customer preferences or changes in customer demand, which could adversely impact our financial condition, operating results and liquidity.
Claims, litigation, government investigations and other proceedings may adversely affect our business, operating results and liquidity.
We are periodically subject to actual and threatened claims, litigation, investigations and other proceedings, including proceedings by governments and regulatory authorities, involving utilities regulation, competition and antitrust, product quality matters and liability claims.
Any of these threatened or actual claims, proceedings, or investigations, including the currently ongoing proceedings and investigations related to our Plastics segment businesses and OTC, could have an adverse effect on our financial condition, operating results and liquidity. It is possible that a resolution of one or more proceedings, including a resulting settlement, could involve damages, sanctions, consent decrees or orders requiring us to make substantial future payments, preventing us from offering certain products or services, requiring us to change our business practices in a manner materially adverse to our business, otherwise disrupting our business, diverting management resources, damaging our reputation or otherwise having a material effect on our operations. The outcomes of these matters are inherently unpredictable and subject to significant uncertainties.
A cyber incident, security breach or system failure could adversely affect our business and operating results.
The operation of our business is dependent on the secure functioning of our computer hardware and software systems, as well as that of third-party service providers and vendors. Information systems, both ours and those of third parties, are vulnerable to security breaches by computer hackers and cyber terrorists, system failures, the negligent or intentional breach of established controls and procedures or the mismanagement of confidential information by employees. Cyber attacks or other security breaches may also be perpetrated through the use of artificial intelligence, which could introduce additional complexity to such an attack or breach. While we employ a defense-in-depth strategy and regularly conduct cybersecurity assessments, we cannot be certain our information security systems and protocols and those of our vendors and other third parties are sufficient to withstand a cyber attack or other security breach.
A system failure could result in a disruption to our business including but not limited to the inability to produce products or serve our customers. A prolonged system failure could negatively impact our operating results. A major cyber incident could result in significant expenses to investigate and repair security breaches or system damage, and could lead to litigation, fines, other remedial action, heightened regulatory scrutiny and damage to our reputation.
The misappropriation, corruption or loss of personally identifiable information and other confidential data could lead to significant monetary damages, regulatory enforcement actions and breach notification and mitigation expenses, such as credit monitoring, and result in reputational damage affecting relations with shareholders, customers, regulators and others. In addition to property and casualty insurance, which may cover restoration of data and certain physical damage or third-party injuries, we have cybersecurity insurance related to a breach event. However, damage and claims arising from such incidents may not be covered or may exceed the amount of any available insurance.
The loss of, or significant reduction in revenue from, any of our key customers could have an adverse effect on our operating results.
In 2025, no single customer provided more than 10% of our consolidated operating revenues, however, each of our segments had customers which accounted for over 10% of the segment’s operating revenues. In 2025, two customers combined to account for 16% of Electric segment revenues, three customers combined to account for 44% of Manufacturing segment operating revenues and two customers combined to account for 47% of Plastics segment operating revenues. The loss of any one of these customers or a significant decline in sales to these customers would have a significant negative impact on the segment's financial condition and operating results and could have a significant negative impact on the Company’s consolidated financial condition, operating results and liquidity.
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
We are subject to risks associated with our supply chain and trade regulations and tariffs.
Our operations depend on the timely and cost-effective procurement and transportation of raw materials, including coal, natural gas, steel and aluminum, PVC resin and other materials. Global and domestic supply chain disruptions, which may be caused by numerous factors outside of our control, may affect the availability and pricing of critical materials and equipment.

Changes in trade policies, including tariffs and anti-dumping and countervailing duties, could increase the cost of certain materials used in constructing and maintaining our utility assets and impact the cost of raw materials used in our manufacturing processes. Specifically, tariffs arising from recent or ongoing anti-dumping and countervailing duty investigations could impact the cost of components necessary in constructing certain renewable generation assets. The imposition of such tariffs could increase the cost of our capital investments for which we are not guaranteed recovery. Alternatively, modifications to our material sourcing may delay our project plans and lead to increased costs.
Recent federal legislation restricting the use of "foreign entities of concern" in the supply chain for energy-related projects may limit our ability to source certain components, particularly for renewable generation projects. Compliance with these requirements could result in higher project costs, longer lead times, the need to identify alternative suppliers and project delays.
We face risks related to transportation logistics, including rail availability for coal and PVC resin, pipeline capacity and availability for natural gas and trucking capacity for steel and aluminum and other materials. Disruptions in these transportation systems, which can be caused by many factors outside of our control, could increase our costs or disrupt our operations.
If we are unable to effectively manage our supply chain and trade-related risks, our operations could be adversely impacted, which may have a material impact on our operating results, financial position and liquidity.
FINANCIAL RISKS
We are subject to capital market and interest rate risks.
We rely on access to debt and equity capital markets as a source of liquidity to fund our strategic investment initiatives. Capital markets are impacted by global and domestic economic conditions, monetary policy, commodity prices, geopolitical events and other factors. If we are unable to access capital on acceptable terms and at reasonable costs, our ability to implement our business plans may be adversely affected. In addition, higher market interest rates on outstanding variable-rate indebtedness could also impact our operating results.
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
The financial obligations and related costs of our pension and other postretirement benefit plans are affected by numerous factors, including interest rates, investment returns, future employee compensation levels, healthcare cost trends and mortality rates. Changes in any, or a combination, of these factors could have a significant effect on our funding obligations and the costs recognized for these plans. In addition, our funding requirements could be impacted by changes to the Pension Protection Act.
We rely on our subsidiaries to provide sufficient earnings and cash flows to allow us to meet our financial obligations and pay dividends to our shareholders.
OTC is a holding company with no significant operations of its own. The primary source of funds for payment of our financial obligations and dividends to our shareholders is cash provided by our subsidiary companies. Our ability to meet our financial obligations and pay dividends on our common stock principally depends on the earnings, cash flows, capital requirements and general financial position of our subsidiary companies. In addition, OTP is subject to federal and state regulations which may restrict its ability to pay dividends. Finally, we are also reliant on our subsidiary companies to maintain compliance with financial covenants under our various short- and long-term debt agreements. Our debt agreements include restrictions on the payment of cash dividends upon an event of default.
Changes in tax laws, or failures to comply with tax credit eligibility requirements, could materially affect our financial condition and operating results.
Our provision for income taxes and tax obligations are impacted by various tax laws and regulations, including the availability of various tax credits, IRS tax policies such as tax normalization and, at times, the ability to carry forward net operating losses and tax credits. Changes in tax laws, regulations and interpretations could have an adverse effect on our financial condition, operating results and liquidity. Tax law changes that reduce or eliminate production or investment tax credits (ITCs), or the ability to transfer or sell these credits, may impact the economics of constructing certain electric generation resources, which may impact our planned investments, and could adversely affect our financial condition and operating results.
Failure to meet initial and ongoing tax credit eligibility requirements could also adversely impact our financial condition, operating results and liquidity.

ELECTRIC SEGMENT RISKS
Our utility business is significantly impacted by government legislation and regulation.
OTP is subject to federal and state legislation and comprehensive regulation by federal and state regulatory agencies, including the public utility commissions in each of the three states in which OTP operates, and by the FERC.
Our financial condition, operating results and liquidity are significantly impacted by, and dependent upon, our ability to recover the costs associated with providing utility service and earning a return on our utility capital investments. There is no assurance that each state utility commission will judge our utility costs to have been prudently incurred or that rates will produce full recovery of such costs. In addition, there is no assurance that we will be authorized to recover a rate of return on our investments that allows us to achieve our financial goals. An adverse decision by one or more regulatory authorities or any prolonged delay in rendering a decision in a rate case or other proceeding could adversely impact our financial condition, operating results and liquidity.
Changes in the federal or state regulatory framework could impair our ability to recover utility costs historically collected from our customers. Diverging public policy priorities across the jurisdictions we serve, and a lack of inter-jurisdictional consensus may impact our ability to recover the cost of and return on our capital investments and our operating costs. Recently, the NDPSC and North Dakota’s federal legislators have opposed cost recovery for projects in MISO Tranche 2.1, challenging renewable energy goals built into MISO’s benefits calculation for the projects. Federal and state opposition may impact our future capital investment opportunities; and may result in inefficiencies which could negatively impact our financial position, operating results and liquidity.
Regulatory requirements to competitively bid capital projects could impact our ability to construct and own utility assets. A lack of direct ownership of such investments could impact our ability to achieve our strategic financial goals and adversely impact our operating results.
Inflationary cost pressures have increased the cost of constructing our utility assets and operating our utility business. There can be no assurance that our state or federal regulatory commissions will authorize recovery of rising costs. Regulatory commissions may also limit future capital investments, or the rate of return allowed on such investments in response to inflationary cost pressures and customer bill impacts. Such limitations could negatively impact our financial position, operating results and liquidity.
We may be unable to fully recover costs of our co-owned coal-fired generating facilities.
Changes in regulatory, operational or economic factors could result in the early closure, sale of, or withdrawal from our interest in a coal-fired generating facility. In the event of an early closure, a significant asset impairment charge could be required, and we would be obligated to pay for our share of the costs of closure of the generating facility. In the event of a sale of our interest in a generating facility, we may be unable to negotiate the sale on favorable terms, which could result in the recognition of a loss on the sale. There can be no assurance that we would be authorized by any of our state utility commissions to recover any costs or losses associated with the early closure or sale of our interest in a generating facility.
Our latest IRP, approved in Minnesota by the MPUC in May 2024, directs OTP to commence activities to no longer serve Minnesota customers with capacity or energy from Coyote Station as early as 2029. The discontinuation of service to Minnesota customers from Coyote Station could result in stranded costs, which may significantly impact our operating results, financial condition and liquidity.
Environmental regulation could require us to incur substantial capital expenditures or increased operating costs, or make it no longer economically viable to operate some of our facilities.
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
Coyote Station, one of OTP's jointly owned coal-fired power plants, is subject to assessment under the RHR as part of the state of North Dakota's RHR SIP. We cannot predict with certainty the final resolution of regional haze compliance in North Dakota and specifically the impact, if any, on the operations of Coyote Station. However, significant emission control investments could be required, which may have a material impact on our operating results, financial condition and liquidity. Alternatively, such investments may prove to be uneconomic and result in the early closure, sale of, or withdrawal from, our interest in Coyote Station.
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
New regulations recently finalized by the EPA require existing coal-fired power plants to achieve certain CO2 emissions reduction levels, with the level of reduction dependent upon the remaining operating life of the facility. At this time, we cannot determine how this may impact our power plants and the potential impact on our operating results, financial condition and liquidity. However, significant emission control investments could be required, which may have a material impact on our operating results, financial condition and liquidity. Alternatively, such investments may prove to be uneconomic and result in the early closure, sale of or withdrawal from our interest in a coal-fired plant.
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
We are subject to an extensive legal and regulatory framework imposed under federal and state laws and regulatory agencies, including the FERC and the North American Electric Reliability Corporation (NERC). We could be subject to potential financial penalties for compliance violations. Our transmission systems and electric generation facilities are subject to the NERC mandatory reliability standards, including cybersecurity standards. If a serious reliability incident were to occur, it could have a material effect on our operations or financial results. We attempt to mitigate the risk of regulatory penalties through our compliance program. However, there is no guarantee our program will be sufficient to prevent compliance violations.
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
Our electric facilities could be vulnerable to cyber and physical attack.
OTP owns electric transmission, distribution and generation facilities subject to mandatory and enforceable standards advanced by the NERC. These bulk electric system facilities provide the framework for the electrical infrastructure of OTP’s service territory and interconnected systems, the operation of which is dependent on information technology (IT) systems. Further, the information systems that operate OTP’s electric system are interconnected to external networks. Parties that wish to disrupt the U.S. bulk power system or OTP’s operations could view OTP’s computer systems, software or networks as attractive targets for cyber attack.
In addition, OTP’s generation and transmission facilities are spread throughout a large service territory. These facilities could be subject to physical attack or vandalism that could disrupt OTP’s operations or conceivably the regional or U.S. bulk power system.
OTP is subject to mandatory cybersecurity and physical security regulatory requirements. OTP implements the NERC standards for operating its transmission and generation assets and remains abreast of best practices within the business and the utility industry to protect its computers and computer-controlled systems from outside attack. We rely on industry-accepted security measures and technology to securely maintain confidential and proprietary information necessary for the operation of our systems. In an effort to reduce the likelihood and severity of cyber intrusions, we have cybersecurity processes and controls, and disaster recovery plans designed to protect and preserve the confidentiality, integrity and availability of data and systems. We also take prudent and reasonable steps to protect the physical security of our transmission, distribution and generation facilities. However, all these measures and technology may not adequately prevent security breaches, ransomware attacks or other cyber attacks, or enable us to recover effectively from such a breach or attack. Any significant interruption or failure of our information systems or any significant breach of security due to cyber attacks, hacking or internal security breaches or physical attacks on our generation or transmission facilities could adversely affect our business and our financial condition, operating results and liquidity.

We are subject to risks associated with energy and capacity markets.
Our electric business is subject to the risks associated with energy and capacity markets, including changes in market supply, and energy and capacity prices. If we need to procure market energy and are faced with shortages in market supply, we may be unable to fulfill our obligations to our retail, wholesale and other customers at previously anticipated costs. This could force us to obtain alternative energy or fuel supplies at higher costs or suffer increased liabilities for unfulfilled contractual obligations. Changes in our own generation capacity or market capacity, including from changes in capacity accreditation or other factors, could lead to increased capacity prices. Significantly higher than expected energy or capacity costs could negatively affect our financial condition, operating results and liquidity.
Our electric facilities are subject to operational risks, which could result in injuries, loss of life, property damage and liability claims.
The operation of our generation, transmission and distribution facilities involves many risks including the potential for equipment failures, accidents and workforce safety matters, environmental damage, property damage, operator error and the occurrence of catastrophic events such as fires, explosions and floods. Diminished availability or performance of those facilities could result in facility shutdowns, reduced customer satisfaction, reputational harm and regulatory inquiries and fines.
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
We own our coal-fired generation facilities jointly with other co-owners with varying ownership interests in such facilities. Our ability to make determinations to best navigate changing environmental regulations and economic conditions may be impacted by our rights and obligations under the co-ownership and related agreements, and our ability to reconcile a divergence in the interests of OTP and the co-owners of these facilities. Such a divergence could impair our ability to effectively manage these changing conditions to meet our strategic objectives, and could adversely impact our financial condition, operating results and liquidity.
General economic and industry conditions impact our business.
Several factors, many of which are beyond our control, may contribute to reduced demand for energy from our customers or increase the cost of providing energy to our customers. These risks include economic growth or decline in our service areas, demographic changes in our customer base and changes in customer demand or load growth due to, among other items, proliferation of distributed generation, energy efficiency initiatives and technological advancements. In addition, customer demand could be impacted by increased competition in our service territories or the loss of service territory or franchise. Other risks include increased transmission or interconnection costs, generation curtailment and changes in the manner in which wholesale power is purchased and sold. A decrease in revenues or an increase in expenses related to our electric operations could negatively impact our financial condition, operating results and liquidity.
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
Additionally, a certain amount of residual material (scrap) is a by-product of the manufacturing and production processes used by our manufacturing companies. Declines in commodity prices for these scrap materials due to weakened demand or excess supply can negatively impact the profitability of our manufacturing companies.
Competition from domestic and foreign manufacturers could affect the revenues and earnings of our manufacturing businesses.
Our manufacturing businesses are subject to intense competition from domestic and foreign manufacturers, some of which have broader product lines, greater distribution capabilities, greater capital resources, greater marketing and research and development capabilities, or lower cost structures. Our ability to compete on product performance, competitive pricing, technological innovation and customer service is critical to our ongoing success. If we are unable to compete in these and potentially other areas, our business and financial condition, operating results and liquidity could be adversely impacted.
Our business may be adversely affected if we are not able to maintain our manufacturing, engineering and technological expertise.
The markets for our manufacturing businesses are characterized by changing technology and evolving process development. The continued success of our business will depend on our ability to:
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
Our PVC pipe products, sold through distributors, are primarily used in municipal and rural water projects, wastewater projects, storm drainage systems and reclamation systems. External factors beyond our control can cause volatility in demand for our products and sales prices impacting our operating margins. These factors can magnify the impact of economic cycles on our business and results of operations. Examples of external factors include:
•general economic conditions including housing and construction markets which can be cyclical;
•increases in interest rates;
•severe weather and natural disasters;
•governmental regulation; and

•funding shortages for municipal water and wastewater projects.
Sales prices for PVC pipe began to significantly increase in 2021, reaching a peak level in mid-2022. Pipe prices have since retreated from the peak but remain elevated compared to historic levels. Elevated pipe prices led to a significant expansion in our operating margins and cash generation. We expect sales prices for PVC pipe to continue to decline, which will cause a decline in operating margins and cash generation prospectively. The pace and magnitude of the decline in product pricing could materially impact our operating results and liquidity.
Changes in PVC resin prices could negatively affect our plastics business.
PVC resin is a commodity product. Its market price is impacted by global supply and demand conditions along with feedstock component pricing. Both of these factors can create volatile pricing for PVC resin, the primary material input used in manufacturing our PVC pipe products. Changes in the cost of PVC resin directly impact our profit margins. In addition, changes in PVC resin cost can impact the pricing of PVC pipe price. We may be unable to fully, or in a timely manner, adjust the pricing of PVC pipe in response to changing PVC resin costs. Accordingly, our operating results and liquidity could be materially impacted.
Our plastics operations are highly dependent on a limited number of vendors and a limited supply of PVC resin and other materials.
We rely on a limited number of vendors to supply the PVC resin used in our plastics businesses. In 2025, we sourced all of our PVC resin needs from four vendors. In addition, the supply of PVC resin may be limited primarily due to manufacturing capacity and the limited availability of raw material components. Most U.S. resin production plants are located in the Gulf Coast region. This could increase the risk of a shortage of resin in the event of a hurricane or other extreme weather events and other natural disasters in that region. The loss of a key vendor or any interruption or delay in the availability or supply of PVC resin could disrupt our ability to deliver our plastic products, cause customers to cancel orders or require us to incur additional expenses to obtain PVC resin from alternative sources, if such sources are available.
Although PVC resin is the most significant raw material input in our PVC pipe manufacturing process, we also use certain other materials, such as stabilizers, gaskets, lumber, banding and others in the process of manufacturing and shipping our PVC pipe products. We generally source these materials from a limited number of suppliers, and any significant supply chain constraints or disruptions related to these materials could also disrupt our ability to manufacture or ship products and could result in increased costs.
We compete against other manufacturers of PVC pipe and manufacturers of alternative products.
We face intense competition in the plastic pipe industry from other PVC pipe manufacturers. Certain companies we compete with have a broader geographical reach, integration with PVC resin producers, greater manufacturing capacity and national relationships with key distribution partners. In addition to competing with other plastic pipe manufacturers, our products also compete against similar products serving the same end markets, including ductile iron, HDPE, steel and concrete pipe. Our inability to compete effectively on product price, customer service and product performance may adversely affect the financial performance of our plastics businesses.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 1C.	CYBERSECURITY
CYBERSECURITY RISK
The operation of our businesses is dependent on the secure functioning of our computer infrastructure and digital information systems. Furthermore, all our businesses require us to collect and maintain sensitive customer and vendor data, as well as confidential employee and shareholder information, which is subject to electronic theft or loss. We also use third-party service providers to electronically process certain of our business transactions and perform certain cyber-related functions, such as system monitoring and critical infrastructure protection and maintenance. The confidentiality, integrity and availability of information systems, both ours and those of our third-party service providers, are vulnerable to security breaches by computer hackers and cyber terrorists and the negligent or intentional breach of established controls and procedures or mismanagement of confidential information by employees. We may also be impacted by attacks and data security breaches of financial institutions, merchants or other business partners. As part of our utility operations, we own electric generation, transmission and distribution facilities that are part of an interconnected regional grid, the operation of which is dependent on IT systems. Parties who wish to disrupt the U.S. bulk power system or our utility operations could view our computer systems, software or networks as attractive targets for cyber attack. Although we have not historically experienced material cyber incidents, we and other utilities are subject to cyber attacks of increasing frequency and sophistication, and any significant interruption or failure of our information systems or any significant breach of security due to cyber attacks, hacking or internal security breaches, could adversely affect our business and our financial condition, operating results and liquidity.
RISK MANAGEMENT AND STRATEGY
Our cybersecurity policies and practices, which are based on the Center for Information Security (CIS) Critical Security Controls, are governed by our information and cybersecurity governance program. The CIS Critical Security Controls are a set of 18 cybersecurity-related controls which aid companies in designing an effective control environment and are viewed as best practices by organizations worldwide. A significant number of our cybersecurity policies and practices associated with our electric utility operations are also subject to regulation by multiple government and other agencies.
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
We perform a corporate risk assessment at least annually, which includes specific consideration and assessment of cybersecurity risk. As part of our risk assessment process, we incorporate results from procedures performed by third-party consultants. We utilize third-party consultants to perform penetration and vulnerability testing and monitoring, as well as overall cybersecurity control testing. Potential risks associated with the use of third-party service providers are monitored and managed through an established service provider management policy. Service providers must meet certain security requirements such as security incident or data breach notification and response protocols, data encryption requirements and data disposal commitments.
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
GOVERNANCE
At the management level, our cyber program is managed by our ICSP group. The ICSP group consists of IT managers, IT security subject matter experts, and internal audit personnel and is led by our Vice President of Information Security and Technology who has more than 20 years of experience in IT, enterprise security and cyber risk management, and holds a Certified Information Systems Security Professional designation. The ICSP group is in charge of developing, maintaining and measuring compliance with the information and cybersecurity governance program, as well as monitoring cyber incidents and implementing mitigation measures as part of an evolving, dynamic external environment. Our approach to cybersecurity incident reporting and response planning is governed by our incident response plans established for each of our business units. The plans outline the processes related to detecting, assessing, investigating, mitigating and remediating cyber incidents, as well as the communication and reporting plan and the required personnel to be included in the process and communications.
Our cybersecurity risk management is integrated into our overall risk management system through our internal business risk management process. Our business risk management group works closely with our ICSP group to regularly assess and identify possible material risks from cybersecurity threats, including but not limited to financial, operational, reputational and regulatory impact to the Company, as well as impacts on our employees and customers. Their risk assessment results are reported to our Executive Risk Committee on a quarterly basis. The Executive Risk Committee, which is comprised of our executive officers, meets quarterly to identify and assess short-, medium- and long-term risks, and to review our mitigation strategies. During these meetings, the Executive Risk Committee reviews significant and emerging risks, including cybersecurity risks, and assesses the Company’s plans to mitigate or otherwise manage and monitor those risks.
Our Board of Directors provides oversight of our cybersecurity program through quarterly and annual risk reviews and cybersecurity reporting. On a quarterly basis, cybersecurity risk and mitigation strategies are reviewed as part of our business risk management group's reporting to the Board of Directors, which includes the reporting of significant business risks, including cybersecurity mitigation strategies employed to manage these risks and a review of any emerging risks. At least annually, our Vice President of Information Security and Technology provides an overview of our cybersecurity program to the Board of Directors, including a review of key strategies, emerging risks and a summary of key performance indicators. In addition, the Board of Directors reviews the results of our penetration and vulnerability testing annually.

ITEM 2.	PROPERTIES
The following provides a summary of our properties which are material to our operations, by segment, as of December 31, 2025.
ELECTRIC SEGMENT
The following reflects our wholly or jointly owned material electric generation facilities as of December 31, 2025:

Description	Location	Year Placed in Service	Fuel Type	Capacity - kW (Nameplate Rating)

Big Stone Plant(1)	Big Stone City, SD	1975	Subbituminous Coal	256,025
Coyote Station(2)	Beulah, ND	1981	Lignite Coal	149,450
Jamestown Combustion Turbines	Jamestown, ND	1975	Fuel Oil	48,108
Lake Preston Combustion Turbine	Lake Preston, SD	1978	Fuel Oil	24,100
Solway Combustion Turbine	Solway, MN	2003	Natural Gas/Fuel Oil	44,500
Astoria Station	Astoria, SD	2021	Natural Gas	245,000
Langdon Wind Energy Center	Cavalier County, ND	2007	Wind	40,500
Ashtabula Wind Energy Center	Barnes County, ND	2008	Wind	48,000
Luverne Wind Energy Center	Griggs and Steele Counties, ND	2009	Wind	49,500
Merricourt Wind Energy Center	McIntosh and Dickey Counties, ND	2020	Wind	150,000
Ashtabula III Wind Energy Center(3)	Barnes County, ND	2023	Wind	62,400
Hoot Lake Solar	Otter Tail County, MN	2023	Solar	49,900

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
In addition to our generation facilities, we wholly or jointly own transmission and distribution lines as of December 31, 2025 as follows:

Miles

Transmission
345 kV(1)	891
230 kV(2)	494
115 kV	975
Less than 115 kV	3,990
Distribution
Less than 115 kV	8,024

(1) As of December 31, 2025, OTP held a 14.2% ownership interest of 242 miles, a 4.8% ownership interest of 250 miles, and a 50.0% ownership interest of 234 miles of the 345 kV transmission lines, with the remaining miles being wholly owned.

(2) As of December 31, 2025, OTP held a 14.8% ownership interest of 70 miles of the 230 kV transmission lines, with the remaining miles being wholly owned.

MANUFACTURING AND PLASTICS SEGMENTS
The following reflects the properties of our Manufacturing and Plastic segments as of December 31, 2025 which are significant to our operations:

Segment/Location	Owned/Leased	Facility Type/Use	Approximate Square Feet

Manufacturing Segment
St. Cloud, MN	Leased	Warehouse	60,000
Otsego, MN	Leased	Manufacturing/Warehouse	86,000
Clearwater, MN	Owned	Office/Manufacturing/Warehouse	204,000
Washington, IL	Leased	Office/Manufacturing/Warehouse	218,000
Dawsonville, GA	Owned	Office/Manufacturing/Warehouse	335,000
Detroit Lakes, MN	Owned	Office/Manufacturing/Warehouse	360,000
Lakeville, MN	Leased	Office/Manufacturing/Warehouse	443,000
Plastics Segment
Fargo, ND	Owned	Office/Manufacturing/Warehouse	122,000
Phoenix, AZ	Owned	Office/Manufacturing/Warehouse	144,000

We believe the facilities described above are adequate for our present business.

ITEM 3.	LEGAL PROCEEDINGS
Several class action complaints have been filed against Northern Pipe Products, Vinyltech Corporation, Otter Tail Corporation and over 20 other parties. The complaints allege, among other things, that our companies and the other defendants and alleged co-conspirators conspired to fix, raise, maintain, and stabilize the price of PVC municipal water, PVC plumbing pipe, PVC pipe fixtures and PVC conduit pipe in violation of United States federal and state antitrust laws, Canadian competition laws, and consumer protection and competition laws. See Note 14, Commitments and Contingencies, to the consolidated financial statements, which information is incorporated herein by reference, for further discussion of this matter.

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

Name and Age	Date Elected to Office	Current Position

Charles S. MacFarlane (61)	04/13/15	President and Chief Executive Officer
Todd R. Wahlund (55)	01/01/24	Vice President, Chief Financial Officer
Timothy J. Rogelstad (59)	04/14/14	Senior Vice President, Electric Platform
John S. Abbott (67)	02/11/15	Senior Vice President, Manufacturing Platform
Jennifer O. Smestad (55)	01/01/18	Senior Vice President, General Counsel and Corporate Secretary

Chuck MacFarlane has served as the Company’s President and Chief Executive Officer and as a member of the Company’s Board of Directors since April 13, 2015.
Todd Wahlund has served as Vice President, Chief Financial Officer since January 1, 2024, and previously served as Chief Financial Officer and Vice President, Finance for OTP from May 1, 2018 to December 31, 2023.
Timothy Rogelstad has served as President of OTP and Senior Vice President, Electric Platform of the Company since April 14, 2014.
John Abbott has served as Senior Vice President, Manufacturing Platform since February 11, 2015.
Jennifer Smestad has served as Senior Vice President, General Counsel and Corporate Secretary since April 13, 2025, and previously served as Vice President, General Counsel and Corporate Secretary of the Company from January 1, 2018 to April 12, 2025. Ms. Smestad has also served as General Counsel for OTP since March 1, 2013.
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
Our common stock is traded on the Nasdaq Global Select Market under the Nasdaq symbol “OTTR”. As of December 31, 2025, there were 9,748 holders of record of our common stock.
We do not have a publicly announced stock repurchase program and we did not repurchase any equity securities during the quarter ended December 31, 2025.
PERFORMANCE GRAPH COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
This graph compares the cumulative total shareholder return (TSR) on our common shares for the last five years with the cumulative return of the Nasdaq Stock Market Index and the Edison Electric Institute (EEI) Index over the same period (assuming the investment of $100 in each vehicle on December 31, 2020, and reinvestment of all dividends).

	2020	2021	2022	2023	2024	2025

OTTR	$100.00	$170.99	$145.77	$215.82	$193.56	$219.89
EEI	$100.00	$117.12	$118.47	$108.16	$128.82	$143.83
Nasdaq	$100.00	$125.89	$101.05	$127.76	$159.03	$186.96

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
2025 FINANCIAL RESULTS
In 2025, our diversified business model generated strong financial results, producing net income of $275.9 million, or $6.55 per diluted share. As expected, our earnings declined from the record level achieved in 2024 when we generated earnings of $301.7 million, or $7.17 per diluted share. As we anticipated, product prices within our Plastics segment continued to decline in 2025 leading to the reduction in earnings compared to the prior year. We anticipate earnings from our Plastics segment will continue to decline through 2027 until such time that product pricing is expected to stabilize.
We generated $386.0 million of cash from operations in 2025 and ended the year with total available liquidity of $705.5 million. Our year-end equity ratio to total capital was 62.8%. We paid dividends totaling $2.10 per share, or $88.1 million, marking our 87th consecutive year of dividend payments to our shareholders.
Our Electric segment generated 7% earnings growth in 2025, producing earnings of $97.6 million. Our earnings growth was driven by the recovery of our rate base investments, which include investments in new generation and enhancements to our transmission and distribution system to promote reliable electric service. We also benefited from increased sales volumes in 2025, partially the result of favorable weather conditions compared to last year which impacted our customers' demand for energy, and lower operating and maintenance costs.
Earnings in our Manufacturing segment decreased 16% in 2025 to $11.5 million. Our sales volumes in the year were negatively impacted by soft end-market demand and customer inventory management efforts within many of the end markets we serve. Weak farm economics, persistently elevated interest rates, a cautious consumer and tariff uncertainty led to demand headwinds. We were able to partially mitigate the financial effects of lower sales volumes through cost-management efforts aligning our cost structure with the current demand environment, and enhanced production efficiencies.
Our Plastics segment earnings decreased 15% in 2025 to $170.4 million. As anticipated, sales prices for our PVC pipe products, after peaking in 2022, have gradually declined, including in 2025 when average prices declined 15% compared to the prior year. This pricing decline was the primary driver of our lower earnings in 2025. Partially offsetting the decline in product pricing was reduced material input costs and higher sales volumes. Our sales volumes in 2025 benefited from the additional production capacity and large diameter pipe capability installed at our Phoenix location in late 2024.
In 2025, our earnings mix was 35% from our Electric segment and 65% from the combination of our Manufacturing and Plastics segments including unallocated corporate costs. Since 2021, this mix has diverged from our long‑term target of 70% Electric and 30% Manufacturing Platform, largely due to market conditions in the PVC pipe industry. These conditions have resulted in elevated revenue, earnings, and cash flow in our Plastics segment.
We currently expect industry conditions within the PVC pipe market to gradually normalize through 2027. As this normalization occurs, we anticipate that earnings and cash flow from our Plastics segment will moderate from current levels and that our earnings mix will shift back toward our long‑term target.

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

RESULTS OF OPERATIONS
For a comparison of fiscal year 2024 to 2023, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 19, 2025.
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
CONSOLIDATED RESULTS
The following table summarizes our consolidated results of operations for the years ended December 31, 2025 and 2024:

(in thousands)	2025	2024	$ change	% change

Operating Revenues	$1,304,058	$1,330,548	$(26,490)	(2.0)%
Operating Expenses	958,376	950,298	8,078	0.9
Operating Income	345,682	380,250	(34,568)	(9.1)
Interest Expense	(47,226)	(41,815)	(5,411)	12.9
Nonservice Components of Postretirement Benefits	3,334	9,609	(6,275)	(65.3)
Other Income	20,487	18,848	1,639	8.7
Income Before Income Taxes	322,277	366,892	(44,615)	(12.2)
Income Tax Expense	46,384	65,230	(18,846)	(28.9)
Net Income	$275,893	$301,662	$(25,769)	(8.5)%
Operating Revenues decreased $26.5 million in 2025 primarily due to decreased sales prices in our Plastics segment and decreased sales volumes in our Manufacturing segment, partially offset by increased sales volumes in our Plastics segment as well as increased fuel recovery revenues and sales volumes in our Electric segment. See our segment disclosures below for additional discussion of items impacting operating revenues.
Operating Expenses increased $8.1 million in 2025 primarily due to an increase in purchased power costs, production fuel costs, and depreciation expense in our Electric segment, partially offset by lower cost of goods sold driven by decreased sales volumes in our Manufacturing segment and the impact of lower material costs in our Plastics segment, as well as lower operating and maintenance expenses in our Electric segment. See our segment disclosures below for additional discussion of items impacting operating expenses.
Interest Expense increased $5.4 million in 2025 primarily due to the issuance of $100.0 million of long-term debt at OTP during the year, the proceeds of which were used to repay short-term borrowings, fund capital expenditures and support operating activities.
Nonservice Components of Postretirement Benefits decreased by $6.3 million in 2025, having a negative impact on net income, primarily due to a decrease in the amortization of postretirement plan amendment-related gains and an increase in the amortization of actuarial losses.
Income Tax Expense decreased $18.8 million in 2025 primarily due to a decrease in income before income taxes, as well as an increase in PTCs at OTP. The increase in PTCs was the result of increased wind generation that qualified for tax credits. We completed the first of our wind facility upgrades in late 2024 and completed additional upgrades throughout 2025. The completion of these upgrades resulted in the commencement of PTCs earned from the generation at these facilities. Our effective tax rate was 14.4% in 2025 and 17.8% in 2024, with the decrease primarily driven by the increase in PTCs.

ELECTRIC SEGMENT RESULTS
The following table summarizes the operating results of our Electric segment for the years ended December 31, 2025 and 2024:

(in thousands)	2025	2024	$ change	% change

Retail Revenue	$484,016	$453,214	$30,802	6.8%
Transmission Services Revenue	54,656	53,517	1,139	2.1
Wholesale Revenue	21,121	11,077	10,044	90.7
Other Electric Revenues	6,963	6,707	256	3.8
Total Operating Revenue	566,756	524,515	42,241	8.1
Production Fuel	75,048	60,945	14,103	23.1
Purchased Power	78,658	61,561	17,097	27.8
Operating and Maintenance Expenses	184,310	190,422	(6,112)	(3.2)
Depreciation and Amortization	90,168	82,136	8,032	9.8
Property Taxes	17,023	15,662	1,361	8.7
Operating Income	121,549	113,789	7,760	6.8
Interest Expense	(43,633)	(38,216)	(5,417)	14.2
Nonservice Cost Components of Postretirement Benefits	4,425	10,578	(6,153)	(58.2)
Other Income	3,446	3,268	178	5.4
Income Before Income Taxes	85,787	89,419	(3,632)	(4.1)
Income Tax Benefit	(11,799)	(1,544)	(10,255)	664.2
Net Income	$97,586	$90,963	$6,623	7.3%

Electric kwh Sales (in thousands)	2025	2024	kwh change	% change

Retail kwh Sales	5,917,736	5,681,268	236,468	4.2%
Wholesale kwh Sales	404,750	273,365	131,385	48.1
Heating Degree Days	6,117	5,313	804	15.1
Cooling Degree Days	492	440	52	11.8%

Our Electric segment operating results are impacted by fluctuations in weather conditions and the resulting demand for electricity for heating and cooling. The following table presents heating and cooling degree days as a percent of normal for the years ended December 31, 2025 and 2024:

	2025	2024

Heating Degree Days	97.1%	83.7%
Cooling Degree Days	102.5%	93.8%

The following table summarizes the estimated effect on diluted earnings per share of the difference in retail sales under actual weather conditions and expected retail sales under normal weather conditions for the years ended December 31, 2025 and 2024, and between years:

	2025 vs Normal	2025 vs 2024	2024 vs Normal

Effect on Diluted Earnings Per Share	$(0.03)	$0.10	$(0.13)

Retail Revenue increased $30.8 million primarily due to the following:
•A $21.7 million increase in fuel recovery revenues due to higher purchased power and fuel costs, as described below.
•An $8.7 million increase primarily from recovery of rate base investments.
•A $6.1 million increase in sales volumes, exclusive of the impact of weather, primarily driven by increased customer usage.
•A $5.7 million increase from the impact of favorable weather compared to last year.
These increases were partially offset by a net decrease in rider revenues resulting from higher PTCs during the year following the completion of certain of our wind facility upgrades. PTCs generated during the year increased $9.6 million. These credits are generally passed through to customers, reducing retail revenue.

Wholesale Revenues increased $10.0 million due to a 29% increase in wholesale prices driven by increased fuel costs and market demand for wholesale energy, as well as a 48% increase in wholesale sales volumes. Wholesale revenues, net of wholesale fuel costs, are generally returned to customers and result in a reduction of retail revenue.
Production Fuel costs increased $14.1 million driven by higher fuel consumption associated with increased generation at Big Stone Plant and our natural gas facilities in response to increased customer demand. Higher natural gas prices also contributed to the increase in production fuel costs.
Purchased Power costs to serve retail customers increased $17.1 million due to a 20% increase in the price of purchased power, primarily due to increased market energy costs, as well as a 7% increase in the volume of purchased power driven by increased customer demand.
Operating and Maintenance Expenses decreased $6.1 million primarily due to decreased labor costs. Compared to the last year, a greater percentage of labor hours were dedicated to capital investment projects, which resulted in an increase in capitalized labor costs and a corresponding reduction in operating and maintenance expenses. External service provider costs also decreased compared to last year. These decreases were partially offset by expenses related to a planned outage at Coyote Station during the year.
Depreciation and Amortization expense increased $8.0 million due to additional assets, including certain wind generation, transmission and distribution assets, being placed into service during the year.
Interest Expense increased $5.4 million primarily due to the issuance of an additional $100.0 million of long-term debt during the year, the proceeds of which were primarily used to repay short-term debt and fund our capital investments.
Nonservice Cost Components of Postretirement Benefits decreased by $6.2 million, having a negative impact on net income, due to a decrease in the amortization of plan amendment-related gains and an increase in the amortization of actuarial losses.
Income Tax Benefit increased $10.3 million primarily due to an increase in PTCs driven by increased wind generation that qualified for tax credits compared to last year. PTCs are generally credited to customers and result in a reduction of operating revenue as well as income taxes.
MANUFACTURING SEGMENT RESULTS
The following table summarizes the operating results of our Manufacturing segment for the years ended December 31, 2025 and 2024:

(in thousands)	2025	2024	$ change	% change

Operating Revenues	$314,547	$342,592	$(28,045)	(8.2)%
Cost of Products Sold (excluding depreciation)	238,790	267,904	(29,114)	(10.9)
Selling, General, and Administrative Expenses	37,575	35,203	2,372	6.7
Depreciation and Amortization	21,282	20,393	889	4.4
Operating Income	16,900	19,092	(2,192)	(11.5)
Interest Expense	(2,506)	(2,516)	10	(0.4)
Income Before Income Taxes	14,394	16,576	(2,182)	(13.2)
Income Tax Expense	2,877	2,895	(18)	(0.6)
Net Income	$11,517	$13,681	$(2,164)	(15.8)%
Operating Revenues decreased $28.0 million primarily driven by a 7% decline in sales volumes at our metal fabrication business, with reductions across several end markets, including agriculture, lawn and garden and recreational vehicles. Sales volumes were negatively affected by soft end-market demand and inventory management efforts by manufacturers and dealers throughout much of the year, continuing a trend that began in the third quarter of 2024. A 1% decrease in steel costs, which are passed through to customers, also contributed to the decrease in operating revenues.
Cost of Products Sold decreased $29.1 million primarily due to lower sales volumes. Our gross profit margin increased to 24.1% in 2025 from 21.8% in the prior year. This improvement was driven by cost management efforts made to align our cost structure with the current demand environment, and improved labor productivity and production efficiencies.
Selling, General, and Administrative Expenses increased $2.4 million primarily due to variable compensation costs.
Depreciation and Amortization expense increased $0.9 million, largely driven by our facility expansion and new equipment at our BTD location in Georgia, which were placed into service in early 2025.

PLASTICS SEGMENT RESULTS
The following table summarizes the operating results for our Plastics segment for the years ended December 31, 2025 and 2024:

(in thousands)	2025	2024	$ change	% change

Operating Revenues	$422,755	$463,441	$(40,686)	(8.8)%
Cost of Products Sold (excluding depreciation)	163,874	166,628	(2,754)	(1.7)
Selling, General, and Administrative Expenses	21,380	20,414	966	4.7
Depreciation and Amortization	6,422	4,494	1,928	42.9
Operating Income	231,079	271,905	(40,826)	(15.0)
Interest Expense	(685)	(590)	(95)	16.1
Other Income	5	76	(71)	(93.4)
Income Before Income Taxes	230,399	271,391	(40,992)	(15.1)
Income Tax Expense	59,999	70,644	(10,645)	(15.1)
Net Income	$170,400	$200,747	$(30,347)	(15.1)%
Operating Revenues decreased $40.7 million primarily driven by a 15% decline in sales prices compared to last year. Prices have been declining for several years after peaking in late 2022. The impact of lower sales prices was partially offset by an 8% increase in sales volumes, largely driven by additional production capacity following the completion of the first phase of our expansion project at Vinyltech in late 2024.
Cost of Products Sold decreased $2.8 million primarily reflecting a 14% reduction in the cost of input materials, including PVC resin. The reduction in PVC resin cost was driven by global supply and demand dynamics which has resulted in elevated resin supply. This decrease was partially offset by higher sales volumes, as discussed above.
Selling, General, and Administrative Expenses increased $1.0 million primarily due to costs associated with ongoing litigation and related matters regarding the pricing of PVC pipe, which is further described in Note 14 to the consolidated financial statements. There is considerable uncertainty regarding the timing of significant developments or the resolution of these matters. As such, it is reasonably possible that our estimate of a loss, if any, arising from these matters could change in the near term and have a material impact on our future operating results.
Depreciation and Amortization expense increased $1.9, largely driven by our facility expansion and new equipment at Vinyltech, which were placed into service in late 2024.
Income Tax Expense decreased $10.6 million due to a decrease in income before taxes.
CORPORATE
The following table summarizes Corporate results of operations for the years ended December 31, 2025 and 2024:

(in thousands)	2025	2024	$ change	% change

Selling, General, and Administrative Expenses	$23,611	$24,438	$(827)	(3.4)%
Depreciation and Amortization	235	98	137	139.8
Operating Loss	23,846	24,536	(690)	(2.8)
Interest Expense	(402)	(493)	91	(18.5)
Nonservice Cost Components of Postretirement Benefits	(1,091)	(969)	(122)	12.6
Other Income	17,036	15,504	1,532	9.9
Loss Before Income Taxes	8,303	10,494	(2,191)	(20.9)
Income Tax Benefit	(4,693)	(6,765)	2,072	(30.6)
Net Loss	$3,610	$3,729	$(119)	3.2%
Other Income increased $1.5 million driven by higher investment income earned on our short-term investments resulting from increased cash available for investment, as well as gains on our corporate-owned life insurance policies.
Income Tax Benefit decreased $2.1 million primarily due to a decrease in loss before taxes.

REGULATORY MATTERS
The following provides a summary of OTP's current and recent rate case filings, rate rider filings, and other regulatory filings that have, or are expected to have, a material impact on our operating results, financial position or cash flows.
RATE CASES
The following includes a summary of electric rate cases as determined in OTP's most recently concluded general rate case in each state:

		Revenue		Allowed
	Implementation	Requirement	Return on	Return	Equity
Jurisdiction	Date	(in millions)	Rate Base	on Equity	Ratio

Minnesota	07/01/22	$209.0	7.18%	9.48%	52.50%
North Dakota(1)	03/15/25	225.6	7.53	10.10	53.50
South Dakota(2)	08/01/19	35.5	7.09	8.75	52.92

(1) Includes an earnings-sharing mechanism to share with North Dakota customers any earnings above an ROE of 10.20%. The mechanism requires 70% of any revenue creating annual earnings in excess of the authorized ROE be returned to customers.

(2) Includes an earnings-sharing mechanism to share with South Dakota customers any weather-normalized earnings above the authorized ROE of 8.75%. The mechanism requires 50% of any weather-normalized revenue creating annual earnings in excess of the authorized ROE up to a maximum of 9.50% be returned to customers and 100% returns of revenue creating annual earnings above 9.50%.

South Dakota Rate Case
On June 4, 2025, OTP filed a request with the South Dakota Public Utilities Commission (SDPUC) for an increase in revenue recoverable under general rates in South Dakota. In its filing, OTP requested a net increase in annual revenue of $5.7 million, or 12.50%, based on an allowed rate of return on rate base of 8.29% and an allowed ROE of 10.80% on an equity ratio of 53.54% of total capital. Through this proceeding, OTP has proposed changes to the mechanism of certain cost and investment recovery, with recovery moving from riders into base rates. Interim rates went into effect on December 1, 2025, and are subject to potential refund until the finalization of the rate case.
Minnesota Rate Case
On October 31, 2025, OTP filed a request with the MPUC for an increase in revenue recoverable under general rates in Minnesota. In its filing, OTP requested a net increase in annual revenue of $44.8 million, or 17.7%, based on an allowed rate of return on rate base of 7.92% and an allowed ROE of 10.65% on an equity ratio of 53.5% of total capital. The request includes, among other items, accelerated recovery of the remaining investment of the jurisdictionally allocated share of Coyote Station, which has a $4.3 million annual impact. The request for accelerated recovery is driven by the MPUC’s order in OTP’s most recent IRP to discontinue serving Minnesota customers with capacity and energy from Coyote Station prior to the currently estimated end of its useful life. If this part of the request is granted, we anticipate the amounts collected would be deferred and recognized over the remaining estimated useful life of the plant, which extends until 2041. The filing also included an interim rate request for a net increase in annual revenue of $31.8 million, or 12.6%.
On December 23, 2025, the MPUC approved the interim rate request with a modification to exclude the impact of the accelerated recovery of the remaining investment of the jurisdictionally allocated share of Coyote Station from interim rates. The resulting interim net increase in annual revenue is $28.6 million, or 11.3%. Interim rates went into effect on January 1, 2026, and are subject to potential refund until the finalization of the rate case.

RATE RIDERS
The following table includes a summary of substantial pending and recently concluded rate rider proceedings:

Recovery			Filing	Amount	Effective
Mechanism	Jurisdiction	Status	Date	(in millions)	Date	Notes

ECO - 2025	MN	Approved	04/01/25	9.5	12/01/25	Recovery of energy conservation improvement costs as well as a demand-side management financial incentive.
ECO - 2024	MN	Approved	04/01/24	8.8	10/01/24	Recovery of energy conservation improvement costs as well as a demand-side management financial incentive.
RRR - 2024	MN	Approved	12/04/23	8.0	09/01/24	Recovery of Hoot Lake Solar costs, Ashtabula III costs, wind upgrade project costs at our four owned wind facilities, and true up of PTCs for Merricourt.
EUIC - 2025	MN	Approved	05/03/24	4.1	02/01/25	Recovery of advanced metering infrastructure, outage management system, geographic information system, and demand-response projects.
TCR - 2026	ND	Approved	09/15/25	5.1	02/01/26	Recovery of transmission project costs.
TCR - 2024	ND	Approved	11/02/23	4.5	01/01/24	Recovery of transmission project costs.
MDT - 2026	ND	Approved	08/01/25	3.7	01/01/26	Recovery of advanced metering infrastructure and demand-response projects.
TCR - 2025	ND	Approved	09/16/24	3.1	01/01/25	Recovery of transmission project costs.
PIR - 2025	SD	Approved	12/20/24	3.2	09/01/25
Recovery of Ashtabula III, Merricourt, Astoria Station, Abercrombie Solar, Solway Solar, wind upgrade projects, advanced metering infrastructure, outage management system, demand-response system, and impact of load-growth credits.

PIR - 2024	SD	Approved	06/03/24	3.2	09/01/24	Recovery of Ashtabula III, Merricourt, Astoria Station, wind upgrade projects, Advanced Grid Infrastructure project costs, and impact of load-growth credits.

OTHER
In July 2025, the utility commissions from five states, including the NDPSC, filed a complaint with FERC challenging MISO’s analysis supporting the benefits of MISO’s Tranche 2.1 portfolio of transmission projects. The complaint alleges that the benefits of the Tranche 2.1 projects do not exceed forecasted costs and contends that MISO lacks the authority to direct these projects under the current cost allocation system. FERC has not established a timeline to review this matter and no statutory deadline exists.
OTP will be a co-owner of three projects within the Tranche 2.1 portfolio of projects, with an estimated total capital investment of approximately $800 million to $1.0 billion. The complaint, FERC’s adjudication of it, and potential rehearing proceedings and legal challenges to the outcome, could delay OTP’s investments or result in the cancellation of the projects.

LIQUIDITY
LIQUIDITY OVERVIEW
We believe our financial condition is strong and our cash and cash equivalents, other liquid assets, operating cash flows, existing lines of credit, access to capital markets and borrowing ability, because of investment-grade credit ratings, when taken together, provide us ample liquidity to conduct our business operations, fund our capital expenditure program and satisfy our obligations as they become due. Our liquidity, including our operating cash flows and access to capital markets, could be impacted by macroeconomic factors outside of our control, including higher interest rates and debt capital costs, and diminished credit availability. In addition, our liquidity could be impacted by non-compliance with certain financial covenants under our various debt instruments. As of December 31, 2025, we were in compliance with all financial covenants (see the Financial Covenant section under Capital Resources below).

The following table presents the status of our lines of credit as of December 31, 2025:

		2025
(in thousands)	Line Limit	Amount Outstanding	Letters of Credit	Amount Available

OTC Credit Agreement	$170,000	$—	$—	$170,000
OTP Credit Agreement	220,000	60,242	10,461	149,297
Total	$390,000	$60,242	$10,461	$319,297
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
As of December 31, 2025, we had $319.3 million of available liquidity under our credit agreements and $386.2 million of available cash and cash equivalents, resulting in total available liquidity of $705.5 million, compared to total available liquidity of $606.3 million as of December 31, 2024.
CASH FLOWS
The following is a discussion of our cash flows for the years ended December 31, 2025 and 2024:

(in thousands)	2025	2024

Net Cash Provided by Operating Activities	$385,985	$452,731

Net Cash Provided by Operating Activities decreased $66.7 million primarily due to higher working capital requirements, largely in our Electric segment, and a decrease in earnings. These working capital changes were largely driven by the timing of capital spending and the timing of fuel cost and rider recoveries from our utility customers.
Operating cash flows in our Electric segment may fluctuate materially from period to period because they are significantly influenced by the timing of payments for operating costs and the regulatory mechanisms through which we recover or return costs. The timing of these recoveries and refunds varies depending on the specific cost-recovery mechanism approved by regulators. As a result, cash provided by operating activities may differ significantly from net income in any given reporting period.
Market dynamics experienced by our Plastics segment businesses in 2025 and 2024 contributed to a substantial increase in consolidated cash from operations over this period. We expect cash provided by operating activities in future years to decline from recent levels, consistent with the anticipated normalization of earnings in the Plastics segment.

(in thousands)	2025	2024

Net Cash Used in Investing Activities	$290,724	$411,374

Net Cash Used in Investment Activities decreased $120.7 million, primarily the result of a $70.6 million decrease in capital expenditures. Capital expenditures in our Manufacturing and Plastics segments decreased $40.1 million following the completion of our expansion projects at Vinyltech and BTD Manufacturing in late 2024 and early 2025. Capital expenditures in our Electric segment also decreased, primarily due to the timing of investments under our capital spending plan.
Investing activities in 2024 also included a $50.1 million investment in U.S. treasuries, which was made to secure a fixed rate of return until their maturity in September 2026.

(in thousands)	2025	2024

Net Cash Provided by (Used in) Financing Activities	$(3,719)	$22,921

Net Cash Used in Financing Activities totaled $3.7 million in 2025, compared with $22.9 million of net cash provided by financing activities in 2024.
Financing activities in 2025 included the issuance of $100.0 million of long-term debt at OTP, the proceeds of which were used to repay short-term borrowings under the OTP credit agreement, fund Electric segment construction expenditures and support operating activities. In 2024, financing activities included the issuance of $120.0 million of long-term debt at OTP. We manage OTP's capital structure independently from our consolidated financial position to ensure compliance with the capital structure approved through regulation. As a result, decisions related to the issuance of long-term debt at OTP are not influenced by our consolidated cash and cash equivalent position.
Financing activities during 2025 also included net repayments of short-term debt of $9.4 million, compared with net repayments of $11.8 million in 2024. Dividend payments totaled $88.1 million in 2025, compared to $78.3 million in 2024.

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
The following provides a summary of capital expenditures for the years ended December 31, 2025 and 2024 for our Electric segment and non-electric businesses and anticipated capital expenditures for the five-year period from 2026 through 2030:

(in millions)	2024	2025	2026	2027	2028	2029	2030	Total 2026 - 2030

Electric Segment:
Renewable Generation and Storage	$134	$91	$251	$295	$89	$4	$6	$645
Transmission	60	50	80	167	167	186	255	855
Distribution	46	88	55	49	53	54	57	268
Other	61	42	50	36	24	23	20	153
Total Electric Segment	301	271	436	547	333	267	338	1,921
Manufacturing and Plastics Segments	58	17	31	27	29	23	19	129
Total Capital Expenditures	$359	$288	$467	$574	$362	$290	$357	$2,050
CONTRACTUAL AND OTHER OBLIGATIONS
The following table summarizes our contractual obligations on December 31, 2025 and the effect these obligations are expected to have on our liquidity and cash flow in future periods.

(in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Debt Obligations	$1,107	$140	$42	$120	$805
Interest on Debt Obligations	773	47	87	79	560
Coal Contract Obligations	417	24	51	53	289
Equipment Purchase Obligations	53	12	41	—	—
Land Easement Payments	56	2	4	4	46
Postretirement Benefit Obligations	70	6	12	12	40
Operating Lease Obligations	34	7	10	6	11
Other Obligations	23	4	8	5	6
Total Contractual Obligations	$2,533	$242	$255	$279	$1,757
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
COMMON STOCK DIVIDENDS
We paid dividends to our shareholders totaling $88.1 million, or $2.10 per share, in 2025. The determination of the amount of future cash dividends to be paid will depend on, among other things, our financial condition, our actual or expected level of earnings and cash flows from operations, the level of our capital expenditures and our future business prospects. As a result of certain statutory limitations or regulatory or financing agreements, restrictions could occur on the amount of distributions allowed to be made by OTC subsidiaries to OTC. These intercompany distributions serve as the primary source of funding for dividends paid to our shareholders. See Note 15 to our consolidated financial statements included in this report on Form 10-K for additional information. The decision to declare a dividend is reviewed quarterly by our Board of Directors. On January 8, 2026, our Board of Directors approved a quarterly dividend of $0.5775 per common share.

CAPITAL RESOURCES
Financial flexibility is provided by operating cash flows, unused lines of credit, access to capital markets and alternative financing arrangements such as leasing. Debt financing will be required in the five-year period from 2026 through 2030 to refinance maturing debt and to finance our planned capital investments. Our financing plans are subject to change and are impacted by our planned level of capital investments, decisions to reduce borrowings under our lines of credit, to refund or retire early any of our presently outstanding debt, to complete acquisitions or to use capital for other purposes.
REGISTRATION STATEMENTS
On May 3, 2024, we filed two registration statements with the SEC. The first statement, a shelf registration, allows us to offer for sale, from time to time, either separately or together in any combination, equity, debt or other securities described in the registration statement. No new equity, debt, or other securities have been issued pursuant to this registration statement. The second registration statement allows for the issuance of up to 1,500,000 common shares under our Automatic Dividend Reinvestment and Share Purchase Plan, which provides our common shareholders, retail customers of OTP and other interested investors a method of purchasing our common shares by reinvesting their dividends and/or making optional cash investments. Shares purchased under the plan may be newly issued common shares or common shares purchased on the open market. As of December 31, 2025, there were 1,330,821 shares available for purchase or issuance under the plan. Both registration statements expire in May 2027.
SHORT-TERM DEBT
The OTC Credit Agreement and OTP Credit Agreement provide for unsecured revolving lines of credit. Outstanding balances under these facilities bear interest at a variable rate comprised of a benchmark rate plus an applicable credit spread, which is subject to adjustment based on the credit ratings of the borrower. The weighted-average interest rate on all outstanding borrowings as of December 31, 2025 and 2024 was 5.08% and 5.61%.
The following is a summary of key provisions and borrowing information as of and for the year ended December 31, 2025:

(in thousands, except interest rates)	OTC Credit Agreement	OTP Credit Agreement

Borrowing Limit	$170,000	$220,000
Borrowing Limit if Accordion Exercised[1]	290,000	300,000
Amount Restricted Due to Outstanding Letters of Credit at Year-End	—	10,461
Amount Outstanding at Year-End	—	60,242
Average Amount Outstanding During Year	—	34,479
Maximum Amount Outstanding During the Year	—	111,820
Interest Rate at Year-End	5.19%	5.08%
Expiration Date	December 11, 2030	December 11, 2030

[1]Each facility includes an accordion feature allowing the borrower to increase the borrowing limit if certain terms and conditions are met.
LONG-TERM DEBT
In March 2025, OTP entered into a Note Purchase Agreement pursuant to which OTP issued, in a private placement transaction, $100.0 million of senior unsecured notes consisting of (a) $50.0 million of 5.49% Series 2025A Senior Unsecured Notes due March 27, 2035, and (b) $50.0 million of 5.98% Series 2025B Senior Unsecured Notes due June 5, 2055. The proceeds of the notes were used to repay existing short-term borrowings, fund capital expenditures and for general corporate purposes.
As of December 31, 2025, we had $1.0 billion of principal outstanding under long-term debt arrangements. Note 10 to our consolidated financial statements included in this report on Form 10-K includes information regarding these instruments. The agreements generally provide for unsecured borrowings at fixed rates of interest with maturities ranging from 2026 to 2055.

Financial Covenants
Our short- and long-term debt agreements require OTC and OTP to maintain certain financial covenants. As of December 31, 2025, we were in compliance with these financial covenants as further described below:
OTC, under its financial covenants, may not permit its ratio of interest-bearing debt to total capitalization to exceed 0.60 to 1.00 or 0.65 to 1.00, depending on the debt agreement, may not permit its interest and dividend coverage ratio to be less than 1.50 to 1.00 and may not permit its priority indebtedness to exceed 10% of our total capitalization. As of December 31, 2025, OTC's interest-bearing debt to total capitalization was 0.38 to 1.00, OTC's interest and dividend coverage ratio was 8.02 to 1.00 and OTC had no priority indebtedness outstanding.
OTP, under its financial covenants, may not permit its ratio of interest-bearing debt to total capitalization to exceed 0.60 to 1.00 or 0.65 to 1.00, depending on the debt agreement, may not permit its interest and dividend coverage ratio to be less than 1.50 to 1.00 and may not permit its priority indebtedness to exceed 20% of its total capitalization. As of December 31, 2025, OTP's interest-bearing debt to total capitalization was 0.47 to 1.00, OTP's interest and dividend coverage ratio was 2.97 to 1.00 and OTP had no priority indebtedness outstanding.
None of our debt agreements include any provisions that would trigger an acceleration of the related debt as a result of changes in the credit rating levels assigned to the related obligor by rating agencies.
Credit Ratings
The current credit ratings of OTC and OTP are summarized below:

	Otter Tail Corporation			Otter Tail Power Company
	Moody's	Fitch	S&P	Moody's	Fitch	S&P

Corporate Credit/Long-Term Issuer Default Rating	Baa2	BBB	BBB	Baa1	BBB+	BBB+
Senior Unsecured Debt	n/a	BBB	n/a	n/a	A-	n/a
Outlook	Stable	Stable	Positive	Stable	Stable	Stable

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
REGULATORY ACCOUNTING
Our utility business is subject to regulation of rates and other matters by state utility commissions in Minnesota, North Dakota and South Dakota and by the FERC for certain interstate operations. Accordingly, our utility business must adhere to the accounting requirements of regulated operations, which require the recognition of regulatory assets and regulatory liabilities for amounts that otherwise would impact the statements of income or comprehensive income when it is probable that such amounts will be collected from or credited to customers through the rate-making process. This guidance also provides recognition criteria for adjustments to rates outside of a general rate case proceeding, which are provided to encourage or incentivize investments in certain areas such as conservation, renewable energy, pollution reduction or control, improved infrastructure of the transmission grid or other programs that provide benefits to the general public under public policy, laws or regulations. Regulatory assets generally represent costs that have been incurred but have been deferred because future recovery from customers, as established through the rate-making process, is probable. Regulatory liabilities generally represent amounts to be refunded to customers or amounts currently collected from customers for future costs.
We assess the probability of recovery of regulatory assets and the obligations arising from regulatory liabilities on a quarterly basis. Our probability estimates incorporate numerous factors, including recent rate-making decisions, historical precedents for similar matters, the current regulatory environments in which we operate and the impact these incurred costs may have on our customers. Changes in our assessments regarding the likelihood of recovery or settlement of our regulatory assets and liabilities may have a material impact on our operating results and financial position. Further, if we determine that all or a portion of our utility business no longer meets the criteria for continued application of regulatory accounting, or our regulators disallow recovery of a previously incurred cost or eliminate a regulatory liability, we would be required to remove the associated regulatory assets and liabilities from our consolidated balance sheets and recognize those amounts in the consolidated statements of income as an expense or income item, or in the consolidated statements of comprehensive income as a loss or gain, in the period in which this accounting treatment is no longer applicable.
As of December 31, 2025 and 2024, we had regulatory assets of $106.5 million and $108.6 million and regulatory liabilities of $314.0 million and $318.2 million. If future recovery of amounts recorded as regulatory assets was no longer probable, we would be required to recognize an expense or loss in the period in which recovery was deemed to no longer be probable.
PENSION AND OTHER POSTRETIREMENT BENEFITS OBLIGATIONS AND COSTS
Pension and postretirement benefit liabilities and expenses are actuarially determined and incorporate numerous assumptions, including a discount rate, an expected return on plan assets, compensation changes, healthcare cost-trend rates and other demographic assumptions. These assumptions are reviewed annually, or more frequently under certain circumstances.
Discount Rate - the discount rate used to measure pension and other postretirement benefit obligations should reflect the rate at which the obligations could be effectively settled as of the measurement date. We estimate the discount rate using a hypothetical bond portfolio method, which incorporates yields on a collection of high credit quality bonds that produce cash flows similar to our anticipated future benefit payments. Lower discount rates increase the benefit obligation and future pension expense, while higher discount rates reduce such amounts.
Expected Return on Plan Assets - we estimate the long-term expected rate of return on pension plan assets based on asset category studies using historical returns and forward-looking capital market assumptions based on our asset allocation. Differences between expected and actual returns are recognized as actuarial gains or losses and amortized to expense over time.
Other Assumptions - additional assumptions applicable to the measurement of benefit obligations and expense for some or all of our plans include projected participant compensation changes, healthcare cost trends, mortality or life expectancy, and other demographic assumptions. We estimate these items by reference to relevant third-party information, internal projections and historical experience of our plan participants. Differences between our assumptions and actual results are recognized as actuarial gains or losses and amortized to expense over time.
Actuarial gains and losses reflect differences between actual plan experience and our actuarial assumptions, as discussed above. Such actuarial gains and losses can materially impact our benefit obligations, in certain instances plan funding requirements, and plan expense.
Actuarial gains and losses are initially recognized as a component of accumulated other comprehensive income or as a regulatory asset or liability and are subsequently amortized to plan expense. We have elected to apply a corridor approach as allowed under applicable accounting standards to determine the amount of actuarial gains and losses amortized to plan expense. This approach is intended to moderate short-term fluctuations in pension expense. Under the corridor method, actuarial gains and losses are amortized to plan expense only when they exceed 10% of the greater of the benefit obligation or, where applicable, the market value of plan assets for our funded pension plan. Cumulative gains and losses in excess of the 10% threshold are amortized to plan expense generally over the expected average remaining future service period of active plan participants, which for our pension plan is currently approximately 10 years.
The Company sponsors a noncontributory funded pension plan (the Pension Plan), an unfunded, nonqualified Executive Survivor and Supplemental Retirement Plan (ESSRP), both accounted for as defined benefit pension plans, and a postretirement healthcare plan accounted for as an other postretirement benefit plan. The following table summarizes the discount rates used to measure our pension plan and other postretirement obligations, as well as the assumed rate of return on pension plan assets for our funded pension plan, as of December 31, 2025 and 2024:

	2025	2024	change

Pension Plan (Pension):
Discount Rate	5.71%	5.70%	1 bp
Long-Term Return on Plan Assets	7.00%	7.00%	—
Pension Plan (ESSRP):
Discount Rate	5.46%	5.60%	(14 bps)
Other Postretirement Benefits:
Discount Rate	5.47%	5.61%	(14 bps)

The following table summarizes the impact on 2025 pension and postretirement costs of a 25-basis point increase or decrease, holding all other variables constant, on certain key assumptions:

(in thousands)	+0.25	-0.25

Discount Rate	$(807)	$840
Rate of Increase in Future Compensation[1]	515	(497)
Long-Term Return on Plan Assets[2]	(884)	884

[1] Not applicable to the postretirement healthcare plan.
[2] Not applicable to the ESSRP or postretirement healthcare plan.
For 2026, we expect pension and other postretirement benefit income to be $0.5 million compared to $2.4 million in 2025 due to the impacts of updated actuarial assumptions.
Pension and postretirement benefit liabilities and plan expense are sensitive to changes in actuarial assumptions and differences between these assumptions and actual plan experience. Our financial position and operating results could be materially impacted by these factors. We believe the estimates made for our pension and other postretirement benefit plans are reasonable and based on the best information available.
GOODWILL IMPAIRMENT
Goodwill is required to be evaluated annually for impairment and more frequently as events or circumstances require. Goodwill is tested for impairment at the reporting unit level. We have identified two reporting units which carry a material amount of goodwill, BTD Manufacturing, our contract metal fabrication business, and our Plastics segment. As of December 31, 2025, BTD Manufacturing and our Plastics segment carried goodwill balances of $18.1 million and $19.3 million, respectively.
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
Our goodwill impairment testing performed in the fourth quarter of 2025 indicated no impairment was present for either reporting unit and the estimated fair value of each reporting unit substantially exceeded the respective carrying value. As part of our testing, we perform various sensitivity analyses to understand if our conclusions are sensitive to changes in certain assumptions. A 3% decrease in projected operating revenues, a one hundred basis point decrease in projected gross profit margins, a one hundred basis point decrease in the projected terminal growth rate, a 50 basis point increase in weighted-average cost of capital or a 1.0x decrease in the assumed EBITDA multiple would not lead to a goodwill impairment charge for either reporting unit.
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
Commodity Price Risk
Our Electric segment business is exposed to market risk arising from changes in commodity prices for wholesale energy and natural gas. OTP purchases energy in the wholesale market to supplement its own electricity generation and to respond to changes in demand and variability in generating plant output. In addition, OTP procures natural gas as a fuel source for its combustion turbine peaking facilities. OTP's exposure to price risk for these commodities is largely mitigated by the current rate-making process and regulatory framework, which generally allows recovery of purchased power and fuel costs from our electric customers.
OTP, where prudent, seeks to further manage its exposure to commodity price variability and reduce volatility in prices for its retail customers through the use of derivative instruments, primarily financial swap agreements. OTP does not engage in derivative and hedging activities for trading purposes. As of December 31, 2025, OTP was party to financial swap agreements with an aggregate notional amount of 310,600 megawatt-hours of electricity with various settlement dates throughout 2026. As of December 31, 2025, the aggregate fair value of these instruments was a net $2.6 million liability. Holding other variables constant, a ten percent change in energy prices would have had an approximate $1.5 million impact on the fair value of these instruments.
Our Manufacturing and Plastics segment businesses are exposed to market risk arising from changes in commodity prices for certain raw material inputs, including steel, aluminum and PVC and other plastic resins. We manage commodity price risk by attempting to pass changes in the cost of these input materials through to our customers. If our efforts to manage commodity price risk are unsuccessful, the operating revenues and earnings of our Manufacturing and Plastics segments could be impacted.
We do not engage in any hedging activities within our Manufacturing and Plastics segments to manage our commodity price risk.
Interest Rate Risk
Our exposure to interest rate risk arises from our outstanding short-term debt which is subject to variable rates of interest based on benchmark interest rates, primarily the secured overnight financing rate (SOFR), and our cash equivalent investments, which earn income at a rate that fluctuates daily, based on changes in U.S. treasury rates. As of December 31, 2025 and 2024, we had $60.2 million and $69.6 million of short-term debt outstanding. Holding other variables constant, a 100-basis point change in interest rates during 2025 would have had an approximate $0.3 million impact to interest expense in 2025 based on our average outstanding short-term debt during the year. As of December 31, 2025 and 2024, we had $372.4 million and $282.0 million invested in cash equivalent investments. Holding other variables constant, a 100-basis point change in the average interest rates during 2025 would have had an approximate $2.8 million impact on our investment income in 2025, based on our average investment balance during the year.
All of our outstanding long-term debt obligations as of December 31, 2025 and 2024 had fixed interest rates and were not subject to material interest rate risk. We manage our interest rate risk through the issuance of fixed-rate debt with varying maturities, by limiting the amount of variable interest rate debt and the utilization of short-term borrowings to allow flexibility in the timing and placement of long-term debt.
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
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Otter Tail Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Otter Tail Corporation and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
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

OTTER TAIL CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except share data)	2025	2024

Assets
Current Assets
Cash and Cash Equivalents	$386,193	$294,651
Receivables, net of allowance for credit losses	145,496	145,964
Inventories	158,598	148,885
Investments	54,311	753
Regulatory Assets	20,437	9,962
Other Current Assets	34,690	29,826
Total Current Assets	799,725	630,041
Noncurrent Assets
Investments	78,823	121,177
Property, Plant and Equipment, net of accumulated depreciation	2,876,685	2,692,460
Regulatory Assets	86,062	98,673
Intangible Assets, net of accumulated amortization	4,642	5,743
Goodwill	37,572	37,572
Other Noncurrent Assets	80,770	66,416
Total Noncurrent Assets	3,164,554	3,022,041
Total Assets	$3,964,279	$3,652,082

Liabilities and Shareholders' Equity
Current Liabilities
Short-Term Debt	$60,242	$69,615
Current Maturities of Long-Term Debt	79,951	—
Accounts Payable	93,606	113,574
Accrued Salaries and Wages	35,666	34,398
Accrued Taxes	18,460	17,314
Regulatory Liabilities	16,600	29,307
Other Current Liabilities	46,433	45,582
Total Current Liabilities	350,958	309,790
Noncurrent Liabilities and Deferred Credits
Pension Benefit Liability	32,376	32,614
Other Postretirement Benefits Liability	31,813	27,385
Regulatory Liabilities	297,398	288,928
Deferred Income Taxes	305,931	267,745
Deferred Tax Credits	14,321	14,990
Other Noncurrent Liabilities	106,156	98,397
Total Noncurrent Liabilities and Deferred Credits	787,995	730,059
Commitments and Contingencies (Note 14)
Capitalization
Long-Term Debt	963,566	943,734
Shareholders' Equity
Common Stock: 50,000,000 shares authorized of $5 par value; 41,905,520 and 41,827,967 outstanding at December 31, 2025 and 2024	209,528	209,140
Additional Paid-In Capital	434,195	429,089
Retained Earnings	1,217,567	1,029,738
Accumulated Other Comprehensive Income	470	532
Total Shareholders' Equity	1,861,760	1,668,499
Total Capitalization	2,825,326	2,612,233
Total Liabilities and Shareholders' Equity	$3,964,279	$3,652,082
See accompanying notes to consolidated financial statements.

OTTER TAIL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(in thousands, except per-share amounts)	2025	2024	2023

Operating Revenues
Electric	$566,756	$524,515	$528,359
Product Sales	737,302	806,033	820,807
Total Operating Revenues	1,304,058	1,330,548	1,349,166
Operating Expenses
Electric Production Fuel	75,048	60,945	60,339
Electric Purchased Power	78,658	61,561	78,292
Electric Operating and Maintenance Expenses	184,310	190,422	191,263
Cost of Products Sold (excluding depreciation)	402,664	434,522	454,122
Nonelectric Selling, General, and Administrative Expenses	82,566	80,065	72,663
Depreciation and Amortization	118,107	107,121	97,954
Electric Property Taxes	17,023	15,662	16,614
Total Operating Expenses	958,376	950,298	971,247
Operating Income	345,682	380,250	377,919
Other Income and (Expense)
Interest Expense	(47,226)	(41,815)	(37,677)
Nonservice Cost Components of Postretirement Benefits	3,334	9,609	10,597
Other Income (Expense), net	20,487	18,848	12,650
Income Before Income Taxes	322,277	366,892	363,489
Income Tax Expense	46,384	65,230	69,298
Net Income	$275,893	$301,662	$294,191

Weighted-Average Common Shares Outstanding:
Basic	41,864	41,778	41,668
Diluted	42,117	42,072	42,039
Earnings Per Share:
Basic	$6.59	$7.22	$7.06
Diluted	$6.55	$7.17	$7.00
See accompanying notes to consolidated financial statements.

OTTER TAIL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
(in thousands)	2025	2024	2023

Net Income	$275,893	$301,662	$294,191
Other Comprehensive Income (Loss):
Unrealized Gain on Available-for-Sale Securities, net of tax expense of $68, $128 and $51	241	386	192
Unrealized Gain (Loss) on Pension and Other Postretirement Benefit Plans, net of tax benefit (expense) of $107, $352 and $(14)	(303)	(1,002)	41
Total Other Comprehensive Income (Loss)	(62)	(616)	233
Total Comprehensive Income	$275,831	$301,046	$294,424
See accompanying notes to consolidated financial statements.

OTTER TAIL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(in thousands, except common stock outstanding)	Common Stock Outstanding	Par Value, Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity

Balance, December 31, 2022	41,631,113	$208,156	$423,034	$585,212	$915	$1,217,317
Employee Stock Purchase Plan Expenses	—	—	(339)	—	—	(339)
Stock Issued Under Share-Based Compensation Plans, Net of Shares Withheld for Employee Taxes	79,408	397	(3,485)	—	—	(3,088)
Stock Compensation Expense	—	—	7,753	—	—	7,753
Net Income	—	—	—	294,191	—	294,191
Other Comprehensive Income	—	—	—	—	233	233
Common Dividends ($1.75 per share)	—	—	—	(73,061)	—	(73,061)
Balance, December 31, 2023	41,710,521	$208,553	$426,963	$806,342	$1,148	$1,443,006
Employee Stock Purchase Plan Expenses	—	—	(359)	—	—	(359)
Stock Issued Under Share-Based Compensation Plans, Net of Shares Withheld for Employee Taxes	117,446	587	(7,044)	—	—	(6,457)
Stock Compensation Expense	—	—	9,529	—	—	9,529
Net Income	—	—	—	301,662	—	301,662
Other Comprehensive Loss	—	—	—	—	(616)	(616)
Common Dividends ($1.87 per share)	—	—	—	(78,266)	—	(78,266)
Balance, December 31, 2024	41,827,967	$209,140	$429,089	$1,029,738	$532	$1,668,499
Employee Stock Purchase Plan Expenses	—	—	(491)	—	—	(491)
Stock Issued Under Share-Based Compensation Plans, Net of Shares Withheld for Employee Taxes	77,553	388	(3,522)	—	—	(3,134)
Stock Compensation Expense	—	—	9,119	—	—	9,119
Net Income	—	—	—	275,893	—	275,893
Other Comprehensive Loss	—	—	—	—	(62)	(62)
Common Dividends ($2.10 per share)	—	—	—	(88,064)	—	(88,064)
Balance, December 31, 2025	41,905,520	$209,528	$434,195	$1,217,567	$470	$1,861,760
See accompanying notes to consolidated financial statements.

OTTER TAIL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in thousands)	2025	2024	2023

Operating Activities
Net Income	$275,893	$301,662	$294,191
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	118,107	107,121	97,954
Deferred Tax Credits	(669)	(182)	(744)
Deferred Income Taxes	33,187	23,057	13,508
Investment Gains	(6,701)	(5,482)	(7,222)
Stock Compensation Expense	9,119	9,529	7,753
Other, net	(4,040)	(3,111)	(423)
Changes in Operating Assets and Liabilities:
Receivables	468	11,179	(12,750)
Inventories	(4,751)	3,691	(2,450)
Regulatory Assets	(10,779)	5,194	12,479
Other Assets	(3,721)	(11,640)	2,817
Accounts Payable	(24,120)	14,826	(9,988)
Accrued and Other Liabilities	7,257	(10,371)	6
Regulatory Liabilities	2,190	16,821	20,973
Pension and Other Postretirement Benefits	(5,455)	(9,563)	(11,605)
Net Cash Provided by Operating Activities	385,985	452,731	404,499
Investing Activities
Capital Expenditures	(288,068)	(358,650)	(287,134)
Proceeds from Disposal of Investments and Other Assets	6,925	8,849	6,225
Purchases of Investments and Other Assets	(9,581)	(61,573)	(8,378)
Net Cash Used in Investing Activities	(290,724)	(411,374)	(289,287)
Financing Activities
Net (Repayments) Borrowings on Short-Term Debt	(9,373)	(11,807)	73,218
Proceeds from Issuance of Long-Term Debt	100,000	120,000	—
Dividends Paid	(88,064)	(78,266)	(73,061)
Payments for Shares Withheld for Employee Tax Obligations	(3,134)	(6,457)	(3,088)
Other, net	(3,148)	(549)	(904)
Net Cash Provided by (Used in) Financing Activities	(3,719)	22,921	(3,835)
Net Change in Cash and Cash Equivalents	91,542	64,278	111,377
Cash and Cash Equivalents at Beginning of Period	294,651	230,373	118,996
Cash and Cash Equivalents at End of Period	$386,193	$294,651	$230,373

Supplemental Disclosures of Cash Flow Information
Cash Paid During the Year for:
Interest, net of amount capitalized	$45,701	$39,484	$36,956
Income Taxes	$11,093	$57,614	$46,284
Supplemental Disclosure of Noncash Investing Activities
Accrued Property, Plant and Equipment Additions	$26,129	$20,281	$13,001

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
Reclassifications
Short-term investments in the amount of $0.8 million were previously included in other current assets on our consolidated balance sheets as of December 31, 2024. This amount has been reclassified to maintain consistency and comparability between the periods presented and is now presented separately on the consolidated balance sheets. The reclassification had no impact on previously reported current or total assets, current or total liabilities, or total shareholders' equity.
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
Plastics Segment Revenues. Our Plastics segment businesses earn revenue predominantly from the sale and delivery of standardized PVC pipe products produced at their manufacturing facilities. Revenue from the sale of these products is recognized at the point in time when the product is shipped as there is no further obligation to provide services related to such products and the shipping terms are FOB shipping point. We have one customer within our Plastics segment for which we produce and store a product made to the customer’s specifications and design under a build and hold agreement. For sales to this customer, we recognize revenue as the custom-made product is produced, adjusting the amount of revenue for volume rebate variable-pricing considerations we expect the customer will earn and applicable early payment discounts we expect the customer will take. Ownership of the pipe transfers to the customer prior to delivery and we are paid a negotiated fee for storage of the pipe. Revenue for storage of the pipe is recognized over time as the pipe is stored.
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

Inventories
Inventories are valued at the lower of cost or net realizable value. Costs for fuel, material and supply inventories of our Electric segment are determined on an average-cost basis. Costs for raw material, work in process and finished goods inventories of our Manufacturing and Plastics segments are determined on a first-in, first-out (FIFO) basis.
Inventories consist of the following as of December 31, 2025 and 2024:

(in thousands)	2025	2024

Raw Material, Fuel and Supplies	$90,720	$82,903
Work in Process	25,381	22,637
Finished Goods	42,497	43,345
Total Inventories	$158,598	$148,885
Investments
We invest in and hold, through rabbi trusts, corporate-owned life insurance policies to provide future funding for obligations under our supplemental pension plan and a nonqualified deferred compensation plan. The policies are recorded at cash surrender value and there are no restrictions on our ability to surrender the policies. Changes in the cash surrender value are recognized in earnings.
We hold debt, mutual fund and money market fund investments either as investments within our captive insurance entity, to provide future funding for obligations under nonqualified deferred compensation plans or provide a return on our available cash and liquidity. These investments are recorded at fair value.
Debt securities are deemed to be available-for-sale securities. We evaluate these securities for impairment at each reporting date. If the fair value of a security declines below its amortized cost, management assesses whether the decline is attributable to credit-related factors. Credit-related impairments are recognized as an allowance for expected credit losses with a corresponding charge to earnings. Non-credit related unrealized losses are recorded in accumulated other comprehensive income.
Unrealized gains and losses on mutual and money market funds are recognized in earnings.
Property, Plant and Equipment
Electric plant is stated at original cost less accumulated depreciation. The cost of additions includes purchased assets, contracted work, direct labor and materials, allocable overheads and allowance for funds used during construction (AFUDC). The amount of interest capitalized to electric plant was $1.5 million in 2025, $1.9 million in 2024 and $1.9 million in 2023. Significant additions or improvements that extend an asset's useful life are capitalized, while repairs and maintenance costs are expensed as incurred.
Depreciation is recognized on a straight-line basis over the asset's estimated useful life. Estimated useful lives generally range from five years to 80 years depending on the asset type. For certain asset classes, we employ a group or composite method of depreciation in which certain assets are combined and depreciated over the average life of the combined asset group. Actuarial studies are periodically performed to assess the remaining useful lives and salvage values of our assets, with any changes in these estimates incorporated into depreciation on a prospective basis. Gains or losses on group or composite asset dispositions are recorded to accumulated depreciation and impact current and future depreciation rates.
Amounts recovered in rates for future removal costs are recorded as regulatory liabilities. Removal costs, when incurred, are charged against the regulatory liability.
Property, plant and equipment of our nonelectric operations are carried at historical cost less accumulated depreciation. Depreciation is recognized on a straight-line basis over the asset's estimated useful life. Estimated useful lives generally range from two years to 40 years depending on the asset type. The cost of additions includes purchased assets, contracted work, direct labor and materials, allocable overheads and capitalized interest, as applicable. No interest was capitalized in 2025, 2024 or 2023. Maintenance and repairs are expensed as incurred. Gains or losses on asset dispositions are included in the determination of operating income.
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
Cloud Computing Costs
We capitalize implementation costs incurred in cloud computing arrangements that are service contracts consistent with capitalized implementation costs incurred to develop or obtain internal-use software. Costs are amortized on a straight-line basis over the life of the associated contract. Capitalized implementation costs are amortized over periods up to ten years. Capitalized costs and related accumulated amortization are included in other noncurrent assets on the consolidated balance sheets. Below are the amounts of capitalized cost and related accumulated amortization as of December 31, 2025 and 2024:

(in thousands)	2025	2024

Cloud Computing Costs	$20,203	$15,741
Accumulated Amortization	(6,993)	(3,796)
Total Cloud Computing Costs, net	$13,210	$11,945
Amortization expense of capitalized implementation costs for each of the years ended December 31, 2025, 2024 and 2023 totaled $4.3 million, $3.0 million, and $1.3 million.
Leases
We recognize a right-of-use lease asset and a corresponding lease liability at the lease commencement date for all long-term leases. The length of our lease agreements varies from less than one year to approximately ten years. We have elected to not record lease assets and liabilities for leases with a lease term at commencement of 12 months or less; such leases are expensed on a straight-line basis over the lease term. Certain of our leases contain options to renew or extend the lease term at our discretion if certain conditions are met. If a lease contains an option to extend the lease term and there is reasonable certainty the option will be exercised, the option is considered in the lease term at inception, or at such time when an event occurs which triggers the remeasurement of the lease, as applicable. In the determination of the lease term for one of our leased manufacturing facilities, we have incorporated the future lease renewals which we believe are reasonably certain to be exercised in the associated right-of-use asset and liability values.
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

Pension Plans and Other Postretirement Benefits
We maintain pension and postretirement benefit plans for eligible employees. Recognizing the cost of providing benefits and measuring the projected benefit obligations of these plans requires management to make various assumptions and estimates. Certain unrecognized actuarial gains and losses and unrecognized prior service costs or credits are deferred as regulatory assets and liabilities, rather than recorded as other comprehensive income, based on regulatory recovery mechanisms.
We have elected to apply a minimum amortization method for determining the amount of amortization of net cumulative gains or losses to be included as a component of net periodic benefit cost for any annual period. Cumulative gains and losses recognized in accumulated other comprehensive income or as a deferred regulatory asset or liability that are in excess of 10% of the projected benefit obligation or, where applicable, the market value of pension plan assets are amortized over the expected remaining future service period of active plan participants. In periods in which the cumulative gains and losses do not exceed 10%, no amortization to net periodic benefit cost is recognized.
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
Deferred Compensation Plans
The Company sponsors two nonqualified deferred compensation plans for the benefit of executive officers and other select employees. Each plan allows participants to defer a specified amount or percentage of base wages or incentive compensation into the plan, subject to certain limitations. The Company, at its discretion, may make employer contributions to either plan during any annual period. Participant and employer deferred amounts are segregated into one or more accounts chosen by the participant. Participants earn a return on deferred amounts based on notional investments in the segregated accounts. Participants can elect lump sum distributions or annual installments of deferred balances during the participant's employment or upon retirement. As of December 31, 2025 and 2024, our liability to participants under these deferred compensation plans was $35.0 million and $29.1 million. Company contributions to these plans were $1.0 million, $1.3 million and $1.2 million for the years ended December 31, 2025, 2024 and 2023. Expenses recognized due to changes in our payment obligations in connection with these plans amounted to $3.9 million, $3.3 million and $3.3 million for the years ended December 31, 2025, 2024 and 2023.
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
Related Parties
The Otter Tail Corporation Foundation and Otter Tail Power Company Foundation are independent not-for-profit charitable entities affiliated with the Company and are not included in OTC's consolidated financial statements. Contribution obligations to the two foundations totaling $4.5 million and $5.5 million were recognized as of December 31, 2025 and 2024. Cash contributions paid to the two foundations during the years ended December 31, 2025, 2024 and 2023 were $5.5 million, $5.5 million, and $4.3 million.
Variable Interest Entity
The co-owners of Coyote Station, including OTP, are party to a Lignite Sales Agreement (LSA) with Coyote Creek Mining Company, LLC (CCMC), a subsidiary of The North American Coal Corporation. The agreement provides for the purchase of lignite coal to meet the coal supply requirements of Coyote Station through December 2040. The price per ton paid by the Coyote Station owners under the LSA reflects the cost of production, along with an agreed-upon profit and capital charge. CCMC was formed for the purpose of mining coal to meet the coal fuel supply requirements of Coyote Station and, based on the terms of the LSA, is considered a variable interest entity (VIE) due to the transfer of all operating and economic risk to the Coyote Station owners, as the agreement is structured so that the price of the coal would cover all costs of operations as well as future reclamation costs. The Coyote Station owners are required to buy certain assets of CCMC at book value should they terminate the contract prior to the end of the contract term and are providing a guarantee of the value of the equity of CCMC because the Coyote Station owners are required to buy the membership interests of CCMC at the end of the contract term at equity value. Under current accounting standards, the primary beneficiary of a VIE is required to include the assets, liabilities, results of operations and cash flows of the VIE in its consolidated financial statements. No single owner of Coyote Station owns a majority interest in Coyote Station and none, individually, has the power to direct the activities that most significantly impact CCMC. Therefore, none of the owners individually, including OTP, is considered the primary beneficiary of the VIE and the Company is not required to include CCMC in its consolidated financial statements.
If the LSA terminates prior to the expiration of its term or the production period terminates prior to December 31, 2040 and the Coyote Station owners purchase all of the outstanding membership interests of CCMC, the owners will satisfy or, if permitted by CCMC’s applicable lenders, assume all of CCMC’s obligations owed to CCMC’s lenders under its loans and leases. The Coyote Station owners have limited rights to assign their rights and obligations under the LSA without the consent of CCMC’s lenders during any period in which CCMC’s obligations to its lenders remain outstanding. In the event the contract is terminated prior to the end of the term due to certain events, OTP’s maximum loss exposure, as a result of its involvement with CCMC, could be as high as $35 million, or OTP’s 35% share of CCMC’s unrecovered costs as of December 31, 2025.
Recently Adopted Accounting Pronouncements
Income Taxes. In December 2023, the FASB issued amended authoritative guidance codified in Accounting Standards Codification (ASC) 740, Income Taxes. The amended guidance requires additional disaggregated information in effective tax rate reconciliation disclosures and additional disaggregated information about income taxes paid. We adopted this updated standard for the year ended December 31, 2025, on a retrospective basis and applied the new disclosure requirements. Accordingly, prior periods in our effective tax rate reconciliation disclosures in Note 13 have been reclassified to conform to the current year presentation. The adoption of this updated standard resulted in additional and modified disclosures related to our income tax expenses and income taxes paid. The adoption of this updated standard did not have an impact on our consolidated financial position or operating results.

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
Government Grants. In December 2025, the FASB issued authoritative guidance codified in ASC 832, Government Grants, which adds guidance on the recognition, measurement and presentation of government grants. The new guidance is effective for our annual periods beginning in 2029, including interim periods within that fiscal year, and can be applied on a modified prospective, modified retrospective, or full retrospective basis. We are currently evaluating the impact of this guidance on our consolidated financial statements and related disclosures.
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
Electric includes our vertically integrated regulated utility engaged in the production, transmission, distribution and sale of electric energy in western Minnesota, eastern North Dakota and northeastern South Dakota.
Manufacturing consists of businesses which provide metal fabrication services for custom machine parts and metal components and manufacture thermoformed plastic products for use in the agriculture, construction, horticulture, industrial, lawn and garden, recreational vehicle (powersports) and other end markets. These businesses have manufacturing facilities in Georgia, Illinois and Minnesota and sell products primarily in the United States.
Plastics consists of businesses producing PVC pipe at plants in North Dakota and Arizona. Our PVC pipe is sold primarily in the western half of the United States and Canada and is generally used in municipal water infrastructure, which encompasses potable water distribution, wastewater collection and distribution and water reclamation systems. Our PVC pipe is also used within residential and commercial structures and rural water systems.

Segment Profit or Loss
Information about each segment, including significant expenses and net income of each segment, for the years ended December 31, 2025, 2024 and 2023 are as follows:
Electric Segment

(in thousands)	2025	2024	2023

Operating Revenue	$566,756	$524,515	$528,359
Production Fuel and Purchased Power	153,706	122,506	138,631
Operating and Maintenance Expenses	184,310	190,422	191,263
Depreciation and Amortization	90,168	82,136	75,330
Property Taxes	17,023	15,662	16,614
Interest Expense	43,633	38,216	33,864
Income Tax Expense (Benefit)	(11,799)	(1,544)	1,648
Other Segment Items(1)	(7,871)	(13,846)	(13,415)
Net Income	$97,586	$90,963	$84,424

(1) Other segment items includes nonservice components of postretirement benefits, allowance for funds used during construction, and other expenses (income).
Manufacturing Segment

(in thousands)	2025	2024	2023

Operating Revenue	$314,547	$342,592	$402,781
Cost of Goods Sold	255,275	283,390	324,245
Selling, General, and Administrative Expenses	42,372	40,110	49,396
Interest Expense	2,506	2,516	2,295
Income Tax Expense	2,877	2,895	5,390
Other Segment Items	—	—	1
Net Income	$11,517	$13,681	$21,454
Plastics Segment

(in thousands)	2025	2024	2023

Operating Revenue	$422,755	$463,441	$418,026
Cost of Goods Sold	163,874	166,628	143,521
Selling, General, and Administrative Expenses	27,802	24,908	20,103
Interest Expense	685	590	602
Income Tax Expense	59,999	70,644	66,066
Other Segment Items	(5)	(76)	(14)
Net Income	$170,400	$200,747	$187,748
Capital Expenditures and Identifiable Assets
The following provides capital expenditures for each reportable segment and our corporate cost center for the years ended December 31, 2025, 2024 and 2023:

(in thousands)	2025	2024	2023

Capital Expenditures
Electric	$270,593	$301,454	$240,695
Manufacturing	8,903	32,159	23,284
Plastics	7,938	24,749	23,029
Corporate	634	288	126
Total Capital Expenditures	$288,068	$358,650	$287,134

The following provides the identifiable assets by segment and corporate assets as of December 31, 2025 and 2024:

(in thousands)	2025	2024

Identifiable Assets
Electric	$3,006,695	$2,785,522
Manufacturing	243,737	254,445
Plastics	185,936	186,043
Corporate	527,911	426,072
Total Identifiable Assets	$3,964,279	$3,652,082
Corporate assets consist primarily of cash and cash equivalents, investments, fixed assets, and prepaid expenses.
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
Included below is a reconciliation of certain segment information and our unallocated corporate costs to consolidated amounts for the years ended December 31, 2025, 2024 and 2023:

(in thousands)	2025	2024	2023

Depreciation and Amortization
Electric	$90,168	$82,136	$75,330
Manufacturing	21,282	20,393	18,495
Plastics	6,422	4,494	4,027
Corporate	235	98	102
Total Depreciation and Amortization	118,107	107,121	97,954

Interest Expense
Total Interest Expense of Reportable Segments	46,824	41,322	36,761
Corporate Interest Expense	402	493	916
Total Interest Expense	47,226	41,815	37,677

Income Tax Expense (Benefit)
Total Income Tax Expense of Reportable Segments	51,077	71,995	73,104
Corporate Income Tax Benefit	(4,693)	(6,765)	(3,806)
Total Income Tax Expense	46,384	65,230	69,298

Net Income (Loss)
Total Net Income of Reportable Segments	279,503	305,391	293,626
Corporate Net Income (Loss)	(3,610)	(3,729)	565
Total Net Income	$275,893	$301,662	$294,191
Concentrations
Our Plastics segment businesses use PVC resin as a critical component within their PVC pipe manufacturing process. The domestic PVC resin industry is highly consolidated, with only four resin suppliers in the U.S. We rely on these four suppliers to source our PVC resin requirements. Additionally, most U.S. resin production plants are located in the Gulf Coast region. These plants are subject to the risk of damage and production shutdowns because of exposure to hurricanes or other extreme weather events that occur in this region. The loss of a key vendor, or any interruption or delay in the supply of PVC resin could cause production delays, a possible loss of sales or result in increased costs to secure resin, all of which would adversely affect our operating results.
For the year ended December 31, 2025, two customers combined to account for 16% of Electric segment operating revenues, three customers combined to account for 44% of Manufacturing segment operating revenues and two customers combined to account for 47% of Plastics segment operating revenues. However, no individual customer provided 10% or more of our consolidated operating revenues.

Entity-Wide Information
All of our long-lived assets are located within the United States and substantially all of our operating revenues are from customers located within the United States.
3. Revenue
Presented below are our operating revenues from external customers, in total and by amounts arising from contracts with customers and ARP arrangements, disaggregated by revenue source and segment for the years ended December 31, 2025, 2024 and 2023:

(in thousands)	2025	2024	2023

Operating Revenues
Electric Segment
Retail: Residential	$140,784	$133,408	$135,570
Retail: Commercial and Industrial	335,138	311,968	312,551
Retail: Other	8,094	7,838	7,719
Total Retail	484,016	453,214	455,840
Transmission	54,656	53,517	52,555
Wholesale	21,121	11,077	12,459
Other	6,963	6,707	7,505
Total Electric Segment	566,756	524,515	528,359
Manufacturing Segment
Metal Parts	274,272	303,077	351,267
Plastic Products	33,458	32,210	41,395
Scrap Metal	6,817	7,305	10,119
Total Manufacturing Segment	314,547	342,592	402,781
Plastics Segment
PVC Pipe	422,755	463,441	418,026
Total Operating Revenue	1,304,058	1,330,548	1,349,166
Less: Noncontract Revenues Included Above
Electric Segment - ARP Revenues	4,418	575	(4,310)
Total Operating Revenues from Contracts with Customers	$1,299,640	$1,329,973	$1,353,476
4. Receivables
Receivables as of December 31, 2025 and 2024 are as follows:

(in thousands)	2025	2024

Receivables
Trade	$110,180	$112,169
Other	12,094	13,799
Unbilled Receivables	24,868	21,916
Total Receivables	147,142	147,884
Less Allowance for Credit Losses	1,646	1,920
Total Receivables, net of allowance for credit losses	$145,496	$145,964
The following is a summary of activity in the allowance for credit losses for the years ended December 31, 2025 and 2024:

(in thousands)	2025	2024

Beginning Balance	$1,920	$2,522
Additions Charged to Expense	1,448	1,242
Reductions for Amounts Written Off, Net of Recoveries	(1,722)	(1,844)
Ending Balance	$1,646	$1,920

5. Investments
The following is a summary of our investments as of December 31, 2025 and 2024:

(in thousands)	2025	2024

Short-term Investments
Government Debt Securities	$53,915	$753
Corporate Debt Securities	396	—
Total Short-term Investments	54,311	753
Long-term Investments
Corporate-Owned Life Insurance Policies	49,258	47,895
Government Debt Securities	9,221	60,378
Corporate Debt Securities	924	1,628
Mutual Funds	16,727	10,653
Money Market Funds	2,666	596
Other Investments	27	27
Total Long-term Investments	78,823	121,177
Total Investments	$133,134	$121,930
As of December 31, 2025, our government and corporate debt securities had maturity dates ranging from June 2026 to July 2035.
During the years ended December 31, 2025, 2024 and 2023, our investment income, which consisted primarily of interest on our cash equivalent and debt security investments, and gains on our corporate-owned life insurance policy investments, totaled $22.2 million, $19.8 million, and $15.2 million, which is included in other income in our consolidated statements of income.
Debt Securities
The following table summarizes the amortized cost and fair value of debt securities available for sale and the corresponding amounts of gross unrealized gains and losses as of December 31, 2025 and 2024:

	December 31, 2025

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value

Government Debt Securities	$62,617	$527	$(8)	$63,136
Corporate Debt Securities	1,309	12	(1)	1,320
Total Debt Securities	$63,926	$539	$(9)	$64,456

	December 31, 2024

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value

Government Debt Securities	$60,891	$424	$(184)	61,131
Corporate Debt Securities	1,629	9	(10)	1,628
Total Debt Securities	$62,520	$433	$(194)	$62,759

As of December 31, 2025 and 2024, no unrealized losses on debt securities were deemed to be credit-related.
The following table summarizes the fair value of debt securities available for sale by contractual maturity date as of December 31, 2025:

(in thousands)	2025

Within 1 year	$54,311
After 1 year through 5 years	9,621
After 5 years through 10 years	524
Total Debt Securities	$64,456

Equity Securities
The amount of net unrealized gains and losses during the years ended December 31, 2025 and 2024 on marketable equity securities still held as of December 31, 2025 and 2024 was not material.
6. Regulatory Matters
Regulatory Assets and Liabilities
The following presents our current and long-term regulatory assets and liabilities as of December 31, 2025 and 2024 and the period we expect to recover or refund such amounts:

	Period of	2025		2024
(in thousands)	Recovery/Refund	Current	Long-Term	Current	Long-Term

Regulatory Assets
Pension and Other Postretirement Benefit Plans[1]	See below	$2,765	$72,762	$—	$88,161
Alternative Revenue Program Riders[2]	Up to 2 years	7,834	1,036	4,257	195
Deferred Income Taxes	Asset lives	—	9,007	—	8,944
Fuel Clause Adjustments[1]	Up to 1 year	6,558	—	2,218	—
Derivative Instruments[1]	Up to 1 year	2,717	—	1,989	—
Other[1]	Various	563	3,257	1,498	1,373
Total Regulatory Assets		20,437	86,062	9,962	98,673
Regulatory Liabilities
Deferred Income Taxes	Asset lives	—	125,413	—	130,387
Plant Removal Obligations	Asset lives	—	130,686	—	126,263
Fuel Clause Adjustments	Up to 1 year	1,231	—	11,432	—
Alternative Revenue Program Riders	Up to 1 year	9,961	—	14,255	—
North Dakota PTC Refunds	Asset lives	—	29,169	—	20,099
Pension and Other Postretirement Benefit Plans	See below	3,174	9,187	2,547	10,758
Other	Various	2,234	2,943	1,073	1,421
Total Regulatory Liabilities		$16,600	$297,398	$29,307	$288,928

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
Other regulatory assets and liabilities include other amounts that we expect to recover from or return to customers in future periods, such as the cost of abandoned projects, costs incurred in connection with recent rate cases and other items.
North Dakota Rate Case
On December 30, 2024, the NDPSC approved a settlement agreement between OTP and certain interested parties in their general rate case and issued its written order on final rates. The key provisions of the order include a revenue requirement of $225.6 million, based on a return on rate base of 7.53%, and an allowed ROE of 10.10% on an equity ratio of 53.50%. The net annual revenue requirement includes a net increase of $13.1 million or 6.18%. Through the settlement of the case, the parties also agreed to establish an earnings-sharing mechanism, whereby 70% of actual earnings in excess of a 10.20% ROE would be returned to customers, with OTP retaining the remaining 30%. New base rates in North Dakota went into effect on March 15, 2025.
South Dakota Rate Case
On June 4, 2025, OTP filed a request with the SDPUC for an increase in revenue recoverable under general rates in South Dakota. In its filing, OTP requested a net increase in annual revenue of $5.7 million, or 12.50%, based on an allowed rate of return on rate base of 8.29% and an allowed ROE of 10.80% on an equity ratio of 53.54% of total capital. Through this proceeding, OTP has proposed changes to the mechanism of certain cost and investment recovery, with recovery moving from riders into base rates. Interim rates went into effect on December 1, 2025 and are subject to potential refund until the finalization of the rate case.
Minnesota Rate Case
On October 31, 2025, OTP filed a request with the MPUC for an increase in revenue recoverable under general rates in Minnesota. In its filing, OTP requested a net increase in annual revenue of $44.8 million, or 17.7%, based on an allowed rate of return on rate base of 7.92% and an allowed ROE of 10.65% on an equity ratio of 53.5% of total capital. The request includes, among other items, accelerated recovery of the remaining investment of the jurisdictionally allocated share of Coyote Station, which has a $4.3 million annual impact. The request for accelerated recovery is driven by the MPUC’s order in OTP’s most recent IRP to discontinue serving Minnesota customers with capacity and energy from Coyote Station by December 2031. If this part of the request is granted, we anticipate the amounts collected would be deferred and recognized over the remaining estimated useful life of the plant, which extends until 2041. The filing also included an interim rate request for a net increase in annual revenue of $31.8 million, or 12.6%.
On December 23, 2025, the MPUC approved the interim rate request with a modification to exclude the impact of the accelerated recovery of the remaining investment of the jurisdictionally allocated share of Coyote Station from interim rates. The resulting interim net increase in annual revenue is $28.6 million, or 11.3%. Interim rates went into effect on January 1, 2026, and are subject to potential refund until the finalization of the rate case.
7. Property, Plant and Equipment
Major classes of property, plant and equipment as of December 31, 2025 and 2024 include:

(in thousands)	2025	2024

Electric Plant in Service
Production	$1,564,397	$1,469,008
Transmission	849,780	820,415
Distribution	828,008	726,159
General	128,492	165,361
Electric Plant in Service	3,370,677	3,180,943
Construction Work in Progress	233,978	231,890
Total Gross Electric Plant	3,604,655	3,412,833
Less Accumulated Depreciation	899,401	899,049
Net Electric Plant	2,705,254	2,513,784
Nonelectric Property, Plant and Equipment
Equipment	276,966	260,307
Buildings and Leasehold Improvements	114,377	88,680
Land	13,579	13,578
Nonelectric Property, Plant and Equipment	404,922	362,565
Construction Work in Progress	12,389	40,536
Total Gross Nonelectric Property, Plant and Equipment	417,311	403,101
Less Accumulated Depreciation	245,880	224,425
Net Nonelectric Property, Plant and Equipment	171,431	178,676
Net Property, Plant and Equipment	$2,876,685	$2,692,460
Depreciation expense for the years ended December 31, 2025, 2024 and 2023 totaled $116.0 million, $99.4 million and $90.8 million.

The following table provides OTP’s ownership percentages and amounts included in the December 31, 2025 and 2024 consolidated balance sheets for OTP’s share of each of these jointly owned facilities:

(dollars in thousands)	Ownership Percentage	Electric Plant in Service	Construction Work in Progress	Accumulated Depreciation	Net Plant

December 31, 2025
Big Stone Plant	53.9%	$344,723	$4,792	$(143,920)	$205,595
Coyote Station	35.0%	188,074	3,579	(121,134)	70,519
Big Stone South–Ellendale 345 kV line	50.0%	106,185	—	(9,862)	96,323
Fargo–Monticello 345 kV line	14.2%	78,208	248	(13,160)	65,296
Big Stone South–Brookings 345 kV line	50.0%	53,167	—	(6,462)	46,705
Brookings–Southeast Twin Cities 345 kV line	4.8%	31,270	2	(4,277)	26,995
Bemidji–Grand Rapids 230 kV line	14.8%	16,331	—	(3,837)	12,494
Jamestown– Ellendale 345 kV line	50.0%	—	11,951	—	11,951
Alexandria–Big Oaks 345 kV line	15.8%	—	6,754	—	6,754
Big Stone South–Alexandria 345 kV line	40.0%	—	4,004	—	4,004
Oslo - Lake Ardoch 115 kV line	72.0%	2,693	—	(21)	2,672
Bison to Alexandria 345 kV	14.2%	—	14	—	14
Total		$820,651	$31,344	$(302,673)	$549,322
December 31, 2024
Big Stone Plant	53.9%	$345,990	$459	$(135,065)	$211,384
Coyote Station	35.0%	188,066	813	(118,268)	70,611
Big Stone South–Ellendale 345 kV line	50.0%	106,185	—	(8,445)	97,740
Fargo–Monticello 345 kV line	14.2%	78,184	—	(12,247)	65,937
Big Stone South–Brookings 345 kV line	50.0%	53,167	—	(5,822)	47,345
Brookings–Southeast Twin Cities 345 kV line	4.8%	28,013	1,131	(3,941)	25,203
Bemidji–Grand Rapids 230 kV line	14.8%	16,331	—	(3,693)	12,638
Jamestown–Ellendale 345 kV line	50.0%	—	5,509	—	5,509
Alexandria–Big Oaks 345 kV line	14.2%	—	417	—	417
Big Stone South–Alexandria 345 kV line	40.0%	—	2,418	—	2,418
Oslo - Lake Ardoch 115 kV line	72.0%	—	2,646	—	2,646
Total		$815,936	$13,393	$(287,481)	$541,848
8. Intangible Assets
The following table summarizes our goodwill by segment as of December 31, 2025 and 2024:

(in thousands)	2025	2024

Manufacturing	$18,270	$18,270
Plastics	19,302	19,302
Total Goodwill	$37,572	$37,572
Our annual goodwill impairment testing, performed in the fourth quarter of 2025 and 2024, indicated no impairment existed as of the test date.

The following table summarizes the components of our intangible assets as of December 31, 2025 and 2024:

(in thousands)	Gross Amount	Accumulated Amortization	Net Carrying Amount

December 31, 2025
Customer Relationships	$22,491	$17,865	$4,626
Other	26	10	16
Total Intangible Assets	$22,517	$17,875	$4,642
December 31, 2024
Customer Relationships	$22,491	$16,766	$5,725
Other	26	8	18
Total Intangible Assets	$22,517	$16,774	$5,743
Amortization expense for these intangible assets for each of the years ended December 31, 2025, 2024 and 2023 was $1.1 million each year.
Annual amortization expense for these intangible assets for the next five years is:

(in thousands)	2026	2027	2028	2029	2030

Amortization Expense	$1,092	$1,090	$554	$285	$285

9. Leases
We lease rail cars, warehouse and office space, land, and certain office, manufacturing, material handling and other equipment under varying terms and conditions. All leases are classified as operating leases.
The components of lease cost and lease cash flows for the years ended December 31, 2025, 2024, and 2023 are as follows:

(in thousands)	2025	2024	2023

Lease Cost
Operating Lease Cost	$6,722	$6,688	$6,309
Variable Lease Cost	1,315	1,460	1,433
Short-Term Lease Cost	2,532	2,746	2,525
Total Lease Cost	$10,569	$10,894	$10,267

Lease Cash Flows
Operating Cash Flows from Operating Leases	$6,499	$6,762	$6,424

A summary of operating lease right-of-use lease assets and lease liabilities as of December 31, 2025 and 2024 is as follows:

(in thousands)	2025	2024

Right of Use Lease Assets[1]	$26,612	$28,179
Lease Liabilities
Current[2]	5,042	4,776
Long-Term[3]	21,849	23,567
Total Lease Liabilities	$26,891	$28,343

[1]Included in Other Noncurrent Assets in the consolidated balance sheets.
[2]Included in Other Current Liabilities in the consolidated balance sheets.
[3]Included in Other Noncurrent Liabilities in the consolidated balance sheets.
Operating lease assets obtained in exchange for new operating lease liabilities amounted to $3.6 million and $17.6 million for the years ended December 31, 2025 and 2024.

Maturities of lease liabilities as of December 31, 2025 for each of the next five years and in the aggregate thereafter are as follows:

(in thousands)	Operating Leases

2026	$6,557
2027	5,732
2028	4,479
2029	3,248
2030	2,579
Thereafter	10,877
Total Lease Payments	33,472
Less: Interest	6,581
Present Value of Lease Liabilities	$26,891
The weighted-average remaining lease term and the weighted-average discount rate as of December 31, 2025 and 2024 are as follows:

	2025	2024

Weighted-Average Remaining Lease Term (in years)	7.2	7.9
Weighted-Average Discount Rate	6.47%	6.37%

10. Short-Term and Long-Term Borrowings
The following is a summary of our outstanding short- and long-term borrowings by borrower, OTC or OTP, as of December 31, 2025 and 2024:

	2025			2024
(in thousands)	OTC	OTP	Total	OTC	OTP	Total

Short-Term Debt	$—	$60,242	$60,242	$—	$69,615	$69,615
Current Maturities of Long-Term Debt	79,951	—	79,951	—	—	—
Long-Term Debt	—	963,566	963,566	79,900	863,834	943,734
Total Debt	$79,951	$1,023,808	$1,103,759	$79,900	$933,449	$1,013,349
Short-Term Debt
The following is a summary of our lines of credit as of December 31, 2025 and 2024:

		2025			2024
(in thousands)	Line Limit	Amount Outstanding	Letters of Credit	Amount Available	Amount Available

OTC Credit Agreement	$170,000	$—	$—	$170,000	$170,000
OTP Credit Agreement	220,000	60,242	10,461	149,297	141,613
Total	$390,000	$60,242	$10,461	$319,297	$311,613
OTC and OTP are each party to separate credit agreements (the OTC Credit Agreement and OTP Credit Agreement, respectively). The OTC Credit Agreement provides for a $170.0 million unsecured revolving line of credit, and the OTP Credit Agreement provides for a $220.0 million unsecured revolving line of credit. Both credit facilities are to support operations, fund capital expenditures, refinance certain indebtedness and provide for the issuance of letters of credit in an aggregate amount not to exceed $40.0 million under the OTC Credit Agreement and $50.0 million under the OTP Credit Agreement. Each credit facility includes an accordion provision allowing the borrower to increase the borrowing capacity under the facility, subject to certain conditions, up to $290.0 million and $300.0 million under the OTC Credit Agreement and OTP Credit Agreement, respectively.
Borrowings under each credit facility are subject to a variable rate of interest on outstanding balances and a commitment fee is charged based on the average unused amount available to be drawn under the respective facility. The variable rate of interest to be charged is based on a benchmark interest rate, either SOFR or a Base Rate, as defined in the credit agreements, selected by the borrower at the time of an advance, subject to the conditions of each agreement, plus an applicable credit spread. The credit spread ranges from zero to 2.00%, depending on the benchmark interest rate selected, and is subject to adjustment based on the credit ratings of the relevant borrower. The weighted-average interest rate on all outstanding borrowings as of December 31, 2025 and 2024 was 5.08% and 5.61%.
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
The terms of each credit facility include a provision for the borrower to request, and the lenders to grant an extension of the maturity date of the facility by one year, subject to certain terms and conditions. In 2025, a one-year extension was granted, and the current maturity date of each facility is December 11, 2030.
Long-Term Debt
The following is a summary of outstanding long-term debt by borrower as of December 31, 2025 and 2024:

				(in thousands)
Entity	Debt Instrument	Rate	Maturity	2025	2024

OTC	Guaranteed Senior Notes	3.55%	12/15/26	$80,000	$80,000
OTP	Series 2007C Senior Unsecured Notes	6.37%	08/02/27	42,000	42,000
OTP	Series 2013A Senior Unsecured Notes	4.68%	02/27/29	60,000	60,000
OTP	Series 2019A Senior Unsecured Notes	3.07%	10/10/29	10,000	10,000
OTP	Series 2020A Senior Unsecured Notes	3.22%	02/25/30	10,000	10,000
OTP	Series 2020B Senior Unsecured Notes	3.22%	08/20/30	40,000	40,000
OTP	Series 2021A Senior Unsecured Notes	2.74%	11/29/31	40,000	40,000
OTP	Series 2024A Senior Unsecured Notes	5.48%	04/01/34	60,000	60,000
OTP	Series 2025A Senior Unsecured Notes	5.49%	03/27/35	50,000	—
OTP	Series 2007D Senior Unsecured Notes	6.47%	08/20/37	50,000	50,000
OTP	Series 2019B Senior Unsecured Notes	3.52%	10/10/39	26,000	26,000
OTP	Series 2020C Senior Unsecured Notes	3.62%	02/25/40	10,000	10,000
OTP	Series 2013B Senior Unsecured Notes	5.47%	02/27/44	90,000	90,000
OTP	Series 2018A Senior Unsecured Notes	4.07%	02/07/48	100,000	100,000
OTP	Series 2019C Senior Unsecured Notes	3.82%	10/10/49	64,000	64,000
OTP	Series 2020D Senior Unsecured Notes	3.92%	02/25/50	15,000	15,000
OTP	Series 2021B Senior Unsecured Notes	3.69%	11/29/51	100,000	100,000
OTP	Series 2022A Senior Unsecured Notes	3.77%	05/20/52	90,000	90,000
OTP	Series 2024B Senior Unsecured Notes	5.77%	04/01/54	60,000	60,000
OTP	Series 2025B Senior Unsecured Notes	5.98%	06/05/55	50,000	—
Total Long-Term Debt				1,047,000	947,000
Less:	Current Maturities Net of Unamortized Debt Issuance Costs			79,951	—
Less:	Unamortized Long-Term Debt Issuance Costs			3,483	3,266
Total Long-Term Debt Net of Unamortized Debt Issuance Costs				$963,566	$943,734
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
Aggregate maturities of long-term debt obligations on December 31, 2025 for each of the next five years are as follows:

(in thousands)	2026	2027	2028	2029	2030

Debt Maturities	$80,000	$42,000	$—	$70,000	$50,000

Financial Covenants
Certain of OTC's and OTP's short-term and long-term debt agreements require the borrower, whether OTC or OTP, to maintain certain financial covenants, including a maximum debt to total capitalization of either 0.60 to 1.00 or 0.65 to 1.00, depending on the debt agreement, a minimum interest and dividend coverage ratio of 1.50 to 1.00, and a maximum level of priority indebtedness. As of December 31, 2025, OTC and OTP were in compliance with these financial covenants.
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
Pension Plan Assets. We have established an investment committee, comprised of members of management of the Company, to develop and monitor our investment strategy for our Pension Plan assets. Our investment strategy includes the following objectives:
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
The following table presents our target asset allocation permitted range along with the actual asset allocation as of December 31, 2025 and 2024:

	Permitted			Actual Allocation
Asset Class	Range			2025	2024

Return Enhancement	35	–	60%	40%	41%
Risk Management	40	–	80%	60	59
Alternatives	0	–	20%	—	—
Total				100%	100%
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
Alternative investments seek to either provide return enhancement through long-term appreciation or risk management through decreased downside risk. The defining characteristics of these asset types are uncorrelated sources of returns, less liquidity and private market access. Examples include investments in the SEI Energy Debt Collective Fund.
The following presents the fair value inputs classified within the fair value hierarchy used to measure Pension Plan assets at December 31, 2025 and 2024 and assets measured using the net asset value (NAV) practical expedient:

(in thousands)	Level 1	Level 2	Level 3	NAV	Total

December 31, 2025
Equity Funds	$119,208	$—	$—	$—	$119,208
Fixed Income Funds	190,747	—	—	—	190,747
Hybrid Funds	10,181	—	—	—	10,181
U.S. Treasury Securities	21,138	—	—	—	21,138
SEI Energy Debt Collective Fund	—	—	—	903	903
Total	$341,274	$—	$—	$903	$342,177
December 31, 2024
Equity Funds	$116,889	$—	$—	$—	$116,889
Fixed Income Funds	175,310	—	—	—	175,310
Hybrid Funds	10,106	—	—	—	10,106
U.S. Treasury Securities	23,909	—	—	—	23,909
SEI Energy Debt Collective Fund	—	—	—	1,061	1,061
Total	$326,214	$—	$—	$1,061	$327,275
The investments held by the SEI Energy Debt Collective Fund on December 31, 2025 and 2024 consist mainly of below investment grade high yield bonds and loans of U.S. energy companies.

Funded Status. The following table provides a reconciliation of the changes in the fair value of plan assets and the actuarially computed benefit obligation for the years ended December 31, 2025 and 2024 and the funded status of the plans as of December 31, 2025 and 2024:

	Pension Benefits (Pension Plan)		Pension Benefits (ESSRP)		Postretirement Benefits
(in thousands)	2025	2024	2025	2024	2025	2024

Change in Fair Value of Plan Assets:
Fair Value of Plan Assets at January 1	$327,275	$330,479	$—	$—	$—	$—
Actual Return on Plan Assets	33,614	14,976	—	—	—	—
Company Contributions	—	—	2,689	2,694	2,874	1,568
Benefit Payments	(18,712)	(18,180)	(2,689)	(2,694)	(4,741)	(3,734)
Participant Premium Payments	—	—	—	—	1,867	2,166
Fair Value of Plan Assets at December 31	$342,177	$327,275	$—	$—	$—	$—
Change in Benefit Obligation:
Benefit Obligation at January 1	$314,010	$318,801	$35,314	$35,780	$30,003	$30,145
Service Cost	3,502	3,886	—	—	490	490
Interest Cost	17,303	17,189	1,893	1,897	1,610	1,600
Benefit Payments	(18,712)	(18,180)	(2,690)	(2,694)	(4,741)	(3,734)
Participant Premium Payments	—	—	—	—	1,867	2,166
Actuarial (Gain) Loss	(3,782)	(7,686)	550	331	5,809	(664)
Benefit Obligation at December 31	312,321	314,010	35,067	35,314	35,038	30,003
Funded Status	$29,856	$13,265	$(35,067)	$(35,314)	$(35,038)	$(30,003)

Amounts Recognized in Consolidated Balance Sheets at December 31:
Noncurrent Assets	$29,856	$13,265	$—	$—	$—	$—
Current Liabilities	—	—	(2,691)	(2,700)	(3,225)	(2,618)
Noncurrent Liabilities	—	—	(32,376)	(32,614)	(31,813)	(27,385)
Net Asset (Liability)	$29,856	$13,265	$(35,067)	$(35,314)	$(35,038)	$(30,003)
The accumulated benefit obligation of our Pension Plan was $289.5 million and $288.5 million as of December 31, 2025 and 2024. The accumulated benefit obligation of our ESSRP was $35.1 million and $35.3 million as of December 31, 2025 and 2024.
The following assumptions were used to determine benefit obligations as of December 31, 2025 and 2024:

	Pension Benefits (Pension Plan)		Pension Benefits (ESSRP)		Postretirement Benefits
	2025	2024	2025	2024	2025	2024

Discount Rate	5.71%	5.70%	5.46%	5.60%	5.47%	5.61%
Long-Term Rate of Compensation Increase			3.00%	3.00%	n/a	n/a
Participants up to Age 39(1)	4.50%	4.50%
Participants Ages 40 to 49(2)	4.50%	4.50%
Participants Age 50 and Older(3)	3.75%	3.75%
Healthcare Cost Immediate Trend Rate	n/a	n/a	n/a	n/a	9.00%	6.44%
Healthcare Cost Ultimate Trend Rate	n/a	n/a	n/a	n/a	4.00%	4.00%
Year the Rate Reaches the Ultimate Trend Rate	n/a	n/a	n/a	n/a	2051	2048

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
The measurement of the plan asset or benefit obligation recognized for our Pension Plan, ESSRP and postretirement healthcare benefit plan included the following significant actuarial adjustments:
•For the Pension Plan, an increase in the discount rate in 2025 and 2024 reduced our obligation by $0.4 million and $4.7 million. Changes in plan participant census data decreased our benefit obligation by $3.1 million in 2025. Actual returns on Pension Plan assets in 2025 were $33.6 million, compared to an expected return of $24.8 million, impacting our net obligation by $8.8 million.
•For the ESSRP, a decrease in the discount rate in 2025 increased our obligation by $0.5 million, and an increase in the discount rate in 2024 reduced our obligation by $0.2 million.
•For the postretirement healthcare plan, a decrease in the discount rate in 2025 increased our benefit obligation by $0.4 million and an increase in our discount rate in 2024 reduced our obligation by $0.2 million. Revised estimates of healthcare cost trends, participant contribution assumptions, and other trend assumptions increased the benefit obligation by $4.5 million in 2025. Changes in plan participant census data increased our benefit obligation by $0.9 million in 2025.
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
The following table lists the components of net periodic benefit cost of our defined benefit pension plans and other postretirement benefits for the years ended December 31, 2025, 2024 and 2023:

	Pension Benefits (Pension Plan)			Pension Benefits (ESSRP)			Postretirement Benefits
(in thousands)	2025	2024	2023	2025	2024	2023	2025	2024	2023

Service Cost	$3,502	$3,886	$3,698	$—	$—	$72	$490	$490	$565
Interest Cost	17,303	17,189	16,436	1,893	1,897	1,889	1,610	1,600	2,416
Expected Return on Assets	(24,764)	(25,518)	(25,914)	—	—	—	—	—	—
Amortization of Prior Service Cost	—	—	—	—	—	—	(3,795)	(6,302)	(6,649)
Amortization of Net Actuarial Loss	1,341	158	—	—	—	—	—	—	—
Net Periodic Benefit Cost	$(2,618)	$(4,285)	$(5,780)	$1,893	$1,897	$1,961	$(1,695)	$(4,212)	$(3,668)
The following table includes the impact of regulation on the recognition of periodic benefit cost arising from pension and other postretirement benefits for the years ended December 31, 2025, 2024 and 2023:

(in thousands)	2025	2024	2023

Net Periodic Benefit Cost	$(2,420)	$(6,600)	$(7,487)
Net Amount Amortized Due to the Effect of Regulation	3,078	1,367	1,225
Net Periodic Benefit Cost Recognized	$658	$(5,233)	$(6,262)
The following assumptions were used to determine net periodic benefit cost for the years ended December 31, 2025, 2024 and 2023:

	Pension Benefits (Pension Plan)			Pension Benefits (ESSRP)			Postretirement Benefits
	2025	2024	2023	2025	2024	2023	2025	2024	2023

Discount Rate	5.70%	5.57%	5.51%	5.60%	5.53%	5.51%	5.61%	5.53%	5.52%
Long-Term Rate of Return on Plan Assets	7.00%	7.00%	7.00%	n/a	n/a	n/a	n/a	n/a	n/a
Long-Term Rate of Compensation Increase				3.00%	3.00%	3.00%	n/a	n/a	n/a
Participants to Age 39	4.50%	4.50%	4.50%
Participants Ages 40 to 49	4.00%	4.00%	3.50%
Participants Age 50 and Older	3.38%	3.38%	2.75%

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

The following table presents the amounts not yet recognized as components of net periodic benefit cost as of December 31, 2025 and 2024:

	Pension Benefits (Pension Plan)		Pension Benefits (ESSRP)		Postretirement Benefits
(in thousands)	2025	2024	2025	2024	2025	2024

Regulatory Assets (Liabilities):
Unrecognized Prior Service Cost	$—	$—	$—	$—	$(9,007)	$(12,703)
Unrecognized Actuarial Loss	74,332	87,868	293	292	6,735	1,121
Total	$74,332	$87,868	$293	$292	$(2,272)	$(11,582)
Accumulated Other Comprehensive Income (Loss):
Unrecognized Prior Service Cost	$—	$—	$—	$—	$240	$339
Unrecognized Actuarial Gain (Loss)	2,374	1,937	(3,052)	(2,502)	537	732
Total	$2,374	$1,937	$(3,052)	$(2,502)	$777	$1,071
Cash Flows. We did not make any contributions to our Pension Plan in 2025, 2024 or 2023. As of December 31, 2025, we had no minimum funding requirements for our Pension Plan. Contributions to our ESSRP and postretirement healthcare plan are equal to the benefits paid to plan participants.
The following reflects anticipated benefit payments to be paid in each of the next five years and in the aggregate for the five-year period thereafter under our pension plans and postretirement healthcare plan:

(in thousands)	2026	2027	2028	2029	2030	2031-2035

Projected Pension Plan Benefit Payments	$19,685	$20,143	$20,696	$21,277	$21,635	$111,562
Projected ESSRP Benefit Payments	2,759	2,712	2,927	3,010	2,945	13,857
Projected Postretirement Benefit Payments	3,224	3,145	3,038	3,061	3,056	14,409
Total	$25,668	$26,000	$26,661	$27,348	$27,636	$139,828
401K Plan
We sponsor a 401K plan for the benefit of all corporate and subsidiary company employees. Contributions made to these plans totaled $9.7 million for 2025, $9.3 million for 2024 and $7.8 million for 2023.
12. Asset Retirement Obligations
We have recognized AROs related to our coal-fired generation plants, natural gas combustion turbines, solar facility and wind turbines. The cost of AROs includes items such as site restoration, closure or removal of ash pits and removal of certain structures, generators, asbestos and storage tanks. We have other legal obligations associated with the retirement of a variety of other long-lived tangible assets used in electric operations where the estimated settlement costs are individually and collectively immaterial. We have no assets legally restricted for the settlement of any AROs. As of December 31, 2025 and 2024, $0.1 million and $0.1 million respectively, was included in other current liabilities and $43.9 million and $42.1 million, respectively, was included in other noncurrent liabilities in the consolidated balance sheets related to AROs.
A reconciliation of the carrying amounts of AROs for the years ended December 31, 2025 and 2024 is as follows:

(in thousands)	2025	2024

Beginning Balance	$42,163	$36,477
New Obligations Recognized	—	2,991
Adjustments Due to Revisions in Cash Flow Estimates	—	1,098
Accrued Accretion	1,916	1,676
Settlements	(92)	(79)
Ending Balance	$43,987	$42,163
13. Income Taxes
Income before income taxes for the years ended December 31, 2025, 2024 and 2023 consists entirely of domestic earnings.

The provision for income taxes charged to income for the years ended December 31, 2025, 2024 and 2023 consisted of the following:

(in thousands)	2025	2024	2023

Current
Federal Income Taxes	$9,107	$36,238	$41,253
State Income Taxes	4,702	6,533	15,126
Deferred
Federal Income Taxes	20,802	13,078	9,832
State Income Taxes	12,385	9,979	3,676
Tax Credits
North Dakota Wind Tax Credit Amortization, Net of Federal Tax	(586)	(586)	(586)
Investment Tax Credit Amortization	(26)	(12)	(3)
Total Income Tax Expense	$46,384	$65,230	$69,298
The reconciliation of the statutory federal income tax rate to our effective tax rate for each of the years ended December 31, 2025, 2024 and 2023 is as follows:

	2025		2024		2023

Income Taxes at Federal Statutory Rate	$67,678	21.0%	$77,047	21.0%	$76,332	21.0%
Increases (Decreases) in Tax from:
State and Local Taxes on Income, Net of Federal Tax[1]	12,696	3.9	13,081	3.6	12,933	3.6
Tax Credits:
Energy Related Tax Credits	(29,773)	(9.2)	(20,118)	(5.5)	(17,397)	(4.8)
Other	(646)	(0.2)	(1,116)	(0.3)	(1,290)	(0.4)
Nontaxable or Nondeductible Items	(125)	—	276	0.1	(587)	(0.2)
Changes in Unrecognized Tax Benefits	(26)	—	(364)	(0.1)	566	0.2
Impact of Regulation	(3,420)	(1.1)	(3,576)	(1.0)	(1,259)	(0.3)
Income Taxes at Effective Tax Rate	$46,384	14.4%	$65,230	17.8%	$69,298	19.1%

[1] State taxes in Minnesota made up the majority (greater than 50%) of the tax effect in this category for each year presented.
In the above table, the impact of regulation consists of excess deferred income taxes arising from the federal tax rate reduction in the 2017 Tax Cuts and Jobs Act and the impact of allowance for equity funds used during construction at OTP.
Energy-related tax credits, which consist of PTCs and ITCs, North Dakota wind tax credits, which are included with state taxes in the above table, and excess deferred income taxes are returned to customers as a reduction of the rates they are charged and result in a reduction of operating revenues.
Income tax payments by jurisdiction, net of refunds, were composed of the following for the years ended December 31, 2025, 2024 and 2023:

(in thousands)	2025	2024	2023

Federal	$8,061	$47,838	$38,918
State:
Minnesota	2,600	8,500	5,700
All Other	432	1,276	1,666
Total Income Taxes Paid	$11,093	$57,614	$46,284

Deferred tax assets and liabilities were composed of the following on December 31, 2025 and 2024:

(in thousands)	2025	2024

Deferred Tax Assets
Employee Benefits	$37,731	$37,456
Regulatory Liabilities	47,121	52,664
Tax Credit Carryforwards	15,884	18,268
Cost of Removal	34,697	35,374
Asset Retirement Obligations	11,375	10,948
Net Operating Loss Carryforward	2,485	2,289
Other	21,591	19,449
Total Deferred Tax Assets	$170,884	$176,448
Deferred Tax Liabilities
Differences Related to Property	$(403,559)	$(375,120)
Retirement Benefits Regulatory Asset	(19,520)	(22,892)
Pension Expense	(26,720)	(26,034)
Other	(27,016)	(20,147)
Total Deferred Tax Liabilities	(476,815)	(444,193)
Total Deferred Income Taxes	$(305,931)	$(267,745)
As of December 31, 2025, we had net operating loss carryforwards for state tax purposes totaling $2.5 million which expire between 2029 and 2047, state tax credits totaling $15.9 million which expire between 2041 and 2043, and federal tax credits totaling $2.0 million which expire in 2047.
The following table summarizes the activity for unrecognized tax benefits for the years ended December 31, 2025, 2024 and 2023:

(in thousands)	2025	2024	2023

Balance on January 1	$1,125	$1,489	$923
Increases (Decreases) for tax positions taken during a prior period	(4)	(189)	596
Increases for tax positions taken during the current period	183	188	163
Decreases as a result of a lapse of applicable statutes of limitations	(214)	(363)	(193)
Balance on December 31	$1,090	$1,125	$1,489
The Company and its subsidiaries file a consolidated U.S. federal income tax return and various state income tax returns. As of December 31, 2025, with limited exceptions, we are no longer subject to examinations by taxing authorities for tax years prior to 2022 for federal and North Dakota income taxes and prior to 2021 for Minnesota state income taxes.
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
The effects of changes in tax laws and regulations are required to be recognized in our consolidated financial statements in the period of enactment. Accordingly, in 2025, we recognized a reduction to our current year income tax payable in the amount of $7.0 million, with a corresponding increase to our deferred income tax liability, as a result of electing to deduct previously deferred research and development costs in the current year. We also anticipate electing bonus depreciation for eligible assets in our 2025 corporate income tax return, which resulted in a reduction of our current year income tax payable and an increase to our deferred income tax liability.
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

14. Commitments and Contingencies
Commitments
Electric Utility Capacity and Energy Requirements. OTP has commitments for the purchase of capacity and energy requirements under contractual agreements, including wind power purchase agreements extending into 2048. Generally, the terms of OTP's wind power purchase agreements require OTP to purchase all of the electricity generated by a particular wind farm, but do not include fixed or minimum payments. The required payments are variable and the amounts due are determined based upon the amount of capacity available or electricity generated. Capacity and energy requirement costs under these agreements totaled $4.1 million, $6.0 million and $5.6 million for the years ended December 31, 2025, 2024 and 2023.
Coal Purchase Commitments. OTP is party to contracts providing for the purchase and delivery of its coal requirements. OTP’s current coal purchase agreement with CCMC for Coyote Station expires on December 31, 2040. All of Coyote Station’s coal requirements for the period covered must be purchased under this agreement. The agreement is structured so that the price of the coal covers all of CCMC's operating, financing and future mine reclamation costs. In the table below, we have estimated the future payments to be made under the terms of the agreement until its maturity. OTP has an agreement for the purchase of Big Stone Plant’s coal requirements through December 31, 2026. There is no fixed minimum purchase requirement, and no amounts for this agreement have been included in the table below; however, under this agreement all of Big Stone Plant’s coal requirements for the period covered must be purchased under this agreement. Coal purchase costs under these two agreements totaled $50.5 million, $44.7 million and $43.7 million for the years ended December 31, 2025, 2024 and 2023.
Equipment Purchase Commitments. As of December 31, 2025, OTP had commitments with third parties for the procurement, construction, delivery and installation of certain electric grid equipment which extend into 2028 and totaled approximately $53.1 million.
Land Easement Payments. OTP has commitments to make payments for land easements not classified as leases. The contractual terms of these easements are generally 99 years or do not have a stated maturity date; however, per the terms of the agreements, our requirement to make payment ends once we cease use of the land. As such, in the table below, we have included payments under these easements through the estimated useful lives of the facilities associated with the easement. The commitments under these arrangements extend into 2055 and total approximately $56.4 million. Land easement costs under these agreements totaled $1.9 million, $1.8 million and $1.8 million for the years ended December 31, 2025, 2024 and 2023.
Other Commitments. As of December 31, 2025, we had commitments under contracts for maintenance, software subscriptions and other services extending into 2046 which totaled approximately $23.0 million.
Our future commitments as of December 31, 2025 were as follows:

(in thousands)	Coal Purchase Commitments	Equipment Purchase Commitments	Land Easement Payments	Other Commitments

2026	$24,416	$12,156	$1,916	$4,426
2027	25,127	23,443	1,955	4,066
2028	25,859	17,502	1,995	3,694
2029	27,102	—	2,035	2,918
2030	25,516	—	2,077	2,419
Beyond 2030	289,196	—	46,385	5,500
Total	$417,216	$53,101	$56,363	$23,023
Solar Development. On October 30, 2024, OTP entered into an agreement to acquire the assets of a solar facility currently under development. The assets to be acquired include real property rights and interests, interconnection agreements, state and local permits, and other development assets. Per the agreement, the purchase price is equal to $23.6 million, plus the reimbursement of certain interconnection costs and costs to purchase and store the main power transformer. On January 9, 2026, OTP completed this acquisition at a total cost of $35.7 million, including reimbursements and fees.

Contingencies
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
Class Action Lawsuits and Related Matters. Beginning in August of 2024, a series of putative federal class action lawsuits consolidated under the caption In re: PVC Pipe Antitrust Litigation (Case No. 1:24-cv-07639) were filed in the United States District Court for the Northern District of Illinois against Northern Pipe Products, Vinyltech Corporation, Otter Tail Corporation and more than twenty other PVC pipe manufacturers, as well as Oil Price Information Systems, LLC (OPIS), a reporting service that provides pricing and market intelligence in various industries, including the PVC pipe industry during the relevant period. The Court has allowed three putative classes to file complaints: a Direct Purchaser Class, a Non-Converter Seller Purchaser Class and an End-User Class.
In July 2025, the Court preliminarily approved a settlement agreement among the Direct Purchaser Class, the Non-Converter Seller Purchaser Class and OPIS. The settlement agreement resolved claims against OPIS and provides for its cooperation with the plaintiffs.
In August of 2025, the three putative classes each filed a first or an amended complaint alleging, among other things, that beginning in January 2017 or January 2020, depending on the class, the defendants and alleged co-conspirators conspired to fix, raise, maintain and stabilize the price of PVC municipal pipe, PVC plumbing pipe, PVC electrical pipe and PVC pipe fittings in violation of U.S. federal and state antitrust laws. The complaints allege that PVC pipe manufacturers improperly exchanged confidential information through OPIS and engaged in other indirect and direct communications with each other. Plaintiffs are seeking treble damages, injunctive relief, pre- and post-judgment interest, costs and attorneys' fees on behalf of the putative classes.
On October 30, 2025, the defendants, including OTC, filed motions to dismiss. Briefings on these motions were completed in early 2026, and at this time no Court decision has been issued on the motions.
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
Other Contingencies. We are involved in claims, legal proceedings, investigations and regulatory matters arising in the normal course of business. We regularly analyze relevant information and, as necessary, estimate and record accrued liabilities for legal, regulatory enforcement and other matters in which a loss or range of loss is probable of occurring and can be reasonably estimated. We believe the effect on our consolidated operating results, financial position and cash flows, if any, for the disposition of all matters pending as of December 31, 2025, other than those discussed above, will not be material.
15. Stockholders' Equity
Capital Structure
In addition to authorized and outstanding common stock, the Company has 1,500,000 authorized no par value cumulative preferred shares and 1,000,000 authorized no par value cumulative preference shares. No cumulative preferred or cumulative preference shares were outstanding at December 31, 2025 or 2024.
Registration Statements
On May 3, 2024, we filed a shelf registration statement with the SEC under which we may offer for sale, from time to time, either separately or together in any combination, equity, debt or other securities described in the shelf registration statement. The registration statement expires in May 2027. No shares were issued pursuant to the shelf registration statement in 2025.
On May 3, 2024, we filed a second registration statement with the SEC for the issuance of up to 1,500,000 common shares under an Automatic Dividend Reinvestment and Share Purchase Plan, which provides shareholders, retail customers of OTP and other interested investors methods of purchasing our common shares by reinvesting their dividends or making optional cash investments. Shares purchased under the plan may be new issue common shares or common shares purchased on the open market. In 2025, we issued 98,710 common shares under this program and no proceeds were received, as all shares issued were purchased on the open market. As of December 31, 2025, 1,330,821 shares remained available for purchase or issuance under the plan. The registration statement expires in May 2027.
Dividend Restrictions
OTC is a holding company with no significant operations of its own. The primary source of funds for payments of dividends to our shareholders is from intercompany distributions made by OTC's subsidiaries to OTC.
As a result of potential restrictions under our financing agreements, certain statutory limitations or regulatory requirements, our ability to pay dividends, or our subsidiaries' ability to provide funding to OTC for the payment of dividends may be limited, as further described below:
Both the OTC Credit Agreement and OTP Credit Agreement contain restrictions on the payment of cash dividends upon a default or event of default, including failure to maintain certain financial covenants. As of December 31, 2025, we were in compliance with these financial covenants.
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
The MPUC indirectly limits the amount of dividends OTP can pay to OTC by requiring an equity-to-total-capitalization ratio between 46.7% and 57.1%, with total capitalization not to exceed $2.4 billion based on OTP’s capital structure requirements as of December 31, 2025. As of December 31, 2025, OTP’s equity-to-total-capitalization ratio including short-term debt was 53.8% and its net assets restricted from distribution totaled approximately $896.9 million.
16. Accumulated Other Comprehensive Income (Loss)
The Company's accumulated other comprehensive income (loss) consists of unamortized actuarial gains and losses and prior service costs related to pension and other postretirement benefits and unrealized gains and losses on marketable securities classified as available-for-sale. The income tax expense or benefit associated with amounts reclassified from accumulated other comprehensive income (loss) and reflected in the consolidated statements of income are recognized in the same period as the amounts are reclassified.
The following table shows the changes in accumulated other comprehensive income (loss) for the years ended December 31, 2025, 2024 and 2023:

(in thousands)	Pension and Other Postretirement Benefits		Net Unrealized Gain (Losses) on Available-for-Sale Securities		Total Accumulated Other Comprehensive Income (Loss)

Balance, December 31, 2022	$1,334		$(419)		$915
Other Comprehensive Income Before Reclassifications, net of tax	59		180		239
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss), net of tax	(18)	(1)	12	(2)	(6)
Total Other Comprehensive Income	41		192		233
Balance, December 31, 2023	1,375		(227)		1,148
Other Comprehensive Income Before Reclassifications, net of tax	501		407		908
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss), net of tax	(1,503)	(1)	(21)	(2)	(1,524)
Total Other Comprehensive Income (Loss)	(1,002)		386		(616)
Balance, December 31, 2024	373		159		532
Other Comprehensive Income Before Reclassifications, net of tax	256		246		502
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss), net of tax	(559)	(1)	(5)	(2)	(564)
Total Other Comprehensive Income (Loss)	(303)		241		(62)
Balance, December 31, 2025	$70		$400		$470

(1) Included in the computation of net periodic pension and other postretirement benefit costs. See Note 11 for further information.
(2) Included in other income (expense), net on the accompanying consolidated statements of income.
17. Share-Based Payments
Employee Stock Purchase Plan
The 1999 Employee Stock Purchase Plan, as amended, authorizes the issuance of 1,400,000 common shares, allowing eligible employees to purchase our common shares through payroll withholding at a discount of up to 15% off the market price at the end of each six-month purchase period. Employee withholding amounts may not be less than $10 or more than $2,000 per month, subject to certain limitations, as described in the plan. A plan participant may cease making payroll deductions at any time. A participant may not purchase more than 2,000 shares in a given six-month purchase period under the plan and may not purchase more than $25,000 (fair market value) of common shares under the plan and all other purchase plans (if any) in a calendar year. A participant may withdraw from the plan at any time and elect to receive the balance of their contributions to the plan that have not yet been used to purchase shares. Shares purchased under the plan are automatically enrolled in the Company's dividend reinvestment plan. Shares purchased under the plan may not be assigned, transferred, pledged, or otherwise disposed, except for certain situations allowed by the plan, such as upon death, for a period of 18 months after purchase. At our discretion, shares purchased under the plan can be either new issue shares or shares purchased in the open market. The plan shall automatically terminate when all of the shares authorized under the plan have been issued.
We recognize the 15% discount to the fair market value of the purchased shares as stock-based compensation expense, which amounted to $0.4 million, $0.4 million and $0.3 million for the years ended December 31, 2025, 2024 and 2023. For the years ended December 31, 2025, 2024 and 2023, the number of shares issued under the plan was 34,955, 31,252 and 26,348 shares. As of December 31, 2025, there were 171,160 shares available for purchase under the plan.
Share-Based Compensation Plan
The 2023 Stock Incentive Plan, which was approved by our shareholders in April 2023, authorizes the issuance of 979,891 common shares for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, performance awards and other stock-based awards. In addition, common shares subject to any outstanding awards under our prior stock incentive plans that are forfeited, canceled or reacquired by the Company will become available for re-issuance under the 2023 Stock Incentive Plan. As of December 31, 2025, 695,826 shares were available for issuance under the plan. The plan terminates on April 17, 2033.
We grant restricted stock awards to our employees and members of our Board of Directors and stock performance awards to our executive officers and certain other key employees as part of our long-term compensation and retention program. Stock-based compensation cost, recognized within operating expenses in the consolidated statements of income, amounted to $8.7 million, $9.1 million and $7.4 million for the years ended December 31, 2025, 2024 and 2023. The related income tax benefit recognized for these periods amounted to $2.0 million, $2.7 million and $1.6 million.
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
The following is a summary of restricted stock award activity for the year ended December 31, 2025:

	Shares	Weighted-Average Grant-Date Fair Value

Nonvested, Beginning of Year	143,417	$68.47
Granted	58,185	74.20
Vested	(47,593)	59.74
Forfeited	(8,120)	68.56
Nonvested, End of Year	145,889	$73.60
The weighted-average grant-date fair value of granted awards was $74.20, $85.25 and $68.03 during the years ended December 31, 2025, 2024 and 2023. The fair value of vested awards was $3.6 million, $5.1 million and $3.1 million during the years ended December 31, 2025, 2024 and 2023. As of December 31, 2025, there was $3.7 million of unrecognized compensation cost for unvested restricted stock awards to be recognized over a weighted-average period of 1.86 years.
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
The grant-date fair value of the ROE component of the stock performance awards granted during the years ended December 31, 2025, 2024 and 2023 was determined using the grant-date stock price and a discounted cash flow analysis to adjust for expected unearned dividends during the vesting period. The grant-date fair value of the TSR component of the stock performance awards granted during the years ended December 31, 2025, 2024 and 2023 was determined using a Monte Carlo fair value simulation model incorporating the following assumptions:

	2025	2024	2023

Risk-free interest rate	4.28%	4.16%	4.15%
Expected term (in years)	3.00	3.00	3.00
Expected volatility	30.30%	35.10%	34.00%
Dividend yield	2.50%	2.40%	2.50%

The risk-free interest rate was derived from yields on U.S. government bonds of a similar term. The expected term of the award is equal to the three-year performance period. Expected volatility was estimated based on actual historical volatility of our common stock over a three-year period. Dividend yield was estimated based on historic and future yield estimates.
The following is a summary of stock performance award activity for the year ended December 31, 2025 (share amounts reflect awards at target):

	Shares	Weighted-Average Grant-Date Fair Value

Nonvested, Beginning of Year	144,800	$68.85
Granted	57,000	73.90
Vested	(49,000)	53.93
Forfeited	—	—
Nonvested, End of Year	152,800	$75.52
The weighted-average grant-date fair value of granted awards was $73.90, $94.45 and $61.97 during the years ended December 31, 2025, 2024 and 2023. The fair value of vested awards was $5.5 million, $12.3 million and $5.3 million during the years ended December 31, 2025, 2024 and 2023. As of December 31, 2025, there was $0.2 million of unrecognized compensation cost of unvested stock performance awards to be recognized over a weighted-average period of 0.96 years.
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
The following includes the computation of the denominator for basic and diluted weighted-average shares outstanding for the years ended December 31, 2025, 2024 and 2023:

(in thousands)	2025	2024	2023

Weighted Average Common Shares Outstanding – Basic	41,864	41,778	41,668
Effect of Dilutive Securities:
Stock Performance Awards	155	196	269
Restricted Stock Awards	96	96	100
Employee Stock Purchase Plan Shares	2	2	2
Dilutive Effect of Potential Common Shares	253	294	371
Weighted Average Common Shares Outstanding – Diluted	42,117	42,072	42,039
The number of shares excluded from diluted weighted-average common shares outstanding because such shares were anti-dilutive was not material for the years ended December 31, 2025, 2024 and 2023.
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
As of December 31, 2025 and 2024, OTP had multiple outstanding pay-fixed, receive-variable swap agreements. The contracts outstanding as of December 31, 2025 had various settlement dates throughout 2026. The following presents the notional amounts and fair value of our derivative instruments as of December 31, 2025 and 2024:

(in thousands)	2025	2024

Megawatt hours of electricity	311	167

Derivative Assets:
Other Current Assets	$124	$—
Other Noncurrent Assets	—	—
Total Derivative Assets	124	—

Derivative Liabilities:
Other Current Liabilities	$2,717	$1,989
Other Noncurrent Liabilities	—	—
Total Derivative Liabilities	$2,717	$1,989
During the years ended December 31, 2025 and 2024, contracts matured and were settled in an aggregate amount of a $2.1 million loss and a $3.5 million loss, respectively. Gains and losses recognized on the settlement of derivative instruments are returned to, or recovered from, our electric customers through fuel recovery mechanisms in each state. When recognized in the consolidated statements of income, these gains or losses are included in electric purchased power. Gains or losses related to the settlement of derivative instruments are included in cash flows from operations in the consolidated statements of cash flows.
20. Fair Value Measurements
The following tables present our assets and liabilities measured at fair value on a recurring basis as of December 31, 2025 and 2024 classified by the input method used to measure fair value:

(in thousands)	Level 1	Level 2	Level 3

December 31, 2025
Assets
Investments:
Money Market Funds	$2,666	$—	$—
Mutual Funds	16,727	—	—
Corporate Debt Securities	—	1,320	—
Government Debt Securities	—	63,136	—
Derivative Instruments	—	124	—
Total Assets	19,393	64,580	—
Liabilities
Derivative Instruments	—	2,717	—
Total Liabilities	$—	$2,717	$—

December 31, 2024
Assets
Investments:
Money Market Funds	$596	$—	$—
Mutual Funds	10,653	—	—
Corporate Debt Securities	—	1,628	—
Government Debt Securities	—	61,131	—
Total Assets	11,249	62,759	—
Liabilities
Derivative Instruments	—	1,989	—
Total Liabilities	$—	$1,989	$—

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
In addition to assets recorded at fair value on a recurring basis, we also hold financial instruments that are not recorded at fair value in the consolidated balance sheets but for which disclosure of the fair value of these financial instruments is provided. The following reflects the carrying value and estimated fair value of these assets and liabilities as of December 31, 2025 and 2024:

	December 31, 2025		December 31, 2024
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Assets:
Cash and Cash Equivalents	$386,193	$386,193	$294,651	$294,651
Total	386,193	386,193	294,651	294,651
Liabilities:
Short-Term Debt	60,242	60,242	69,615	69,615
Long-Term Debt	1,043,517	923,639	943,734	806,826
Total	$1,103,759	$983,881	$1,013,349	$876,441
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
Evaluation of Disclosures Controls and Procedures. Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) as of December 31, 2025, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2025.
Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the fourth quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Management has completed its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013) to conduct the required assessment of the effectiveness of the Company’s internal control over financial reporting. Based on this assessment, management concluded that, as of December 31, 2025, the Company’s internal control over financial reporting was effective based on those criteria. The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has audited the Company’s consolidated financial statements included in this report on Form 10-K and issued an attestation report on the Company’s internal control over financial reporting.
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
The information required by this Item is incorporated by reference to the information under “Election of Directors,” "Corporate Governance - Director Nomination Process," "Committees of the Board of Directors - Audit Committee," and "Executive Compensation Policies - Insider Trading Policy" in the Company's definitive Proxy Statement for the 2026 Annual Meeting. The information regarding executive officers and family relationships is set forth in Item 3A of this report on Form 10-K.
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
The information required by this Item is incorporated by reference to the information under “Compensation Discussion and Analysis,” “Report of Compensation and Human Capital Management Committee,” “Executive Compensation,” “Pay Ratio Disclosure” and “Director Compensation” in the Company's definitive Proxy Statement for the 2026 Annual Meeting.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item regarding security ownership is incorporated by reference to the information under “Security Ownership of Certain Beneficial Owners” in the Company’s definitive Proxy Statement for the 2026 Annual Meeting.
The following table sets forth information as of December 31, 2025 about the Company’s common stock that may be issued under all of its equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)		(b)	(c)

Equity compensation plans approved by security holders:
2023 Stock Incentive Plan	346,854	'(1)	N/A	695,826	'(2)
1999 Employee Stock Purchase Plan	—		N/A	171,160	'(3)
Equity compensation plans not approved by security holders	—		—	—
Total	346,854		—	866,986
(1)Includes 85,500, 65,100 and 78,600 performance-based share awards, assuming a maximum payout, granted in 2025, 2024 and 2023, respectively, and 117,654 restricted stock units outstanding as of December 31, 2025.
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
The information required by this Item is incorporated by reference to the information under “Policy and Procedures Regarding Transactions with Related Persons,” “Election of Directors” and "Director Independence Determinations" in the Company’s definitive Proxy Statement for the 2026 Annual Meeting.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated by reference to the information under “Ratification of Independent Registered Public Accounting Firm – Fees” and “Ratification of Independent Registered Public Accounting Firm – Pre-Approval of Audit/Non-Audit Services Policy” in the Company’s definitive Proxy Statement for the 2026 Annual Meeting.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
1. Financial Statements
2. Financial Statement Schedules
Schedule I - Condensed Financial Information of Registrant
Schedule II - Valuation and Qualifying Accounts and Reserves

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
OTTER TAIL CORPORATION (PARENT COMPANY)
CONDENSED BALANCE SHEETS

	December 31,
(in thousands)	2025	2024

Assets
Current Assets
Cash and Cash Equivalents	$384,479	$291,575
Accounts Receivable from Subsidiaries	2,585	5,642
Interest Receivable from Subsidiaries	117	117
Notes Receivable from Subsidiaries	3,037	4,706
Investments	53,915	—
Other Current Assets	8,741	3,538
Total Current Assets	452,874	305,578
Noncurrent Assets
Investments in Subsidiaries	2,302,613	2,006,239
Notes Receivable from Subsidiaries	78,900	78,900
Investments	62,529	106,677
Deferred Income Taxes	31,264	69,781
Other Noncurrent Assets	3,386	2,380
Total Assets	$2,931,566	$2,569,555

Liabilities and Stockholders' Equity
Current Liabilities
Current Maturities of Long-Term Debt	$79,951	$—
Accounts Payable to Subsidiaries	8	7
Notes Payable to Subsidiaries	915,775	752,625
Other	18,762	19,100
Total Current Liabilities	1,014,496	771,732
Other Noncurrent Liabilities	55,310	49,424
Commitments and Contingencies
Capitalization
Long-Term Debt	—	79,900
Common Stockholders' Equity	1,861,760	1,668,499
Total Capitalization	1,861,760	1,748,399
Total Liabilities and Stockholders' Equity	$2,931,566	$2,569,555
See accompanying notes to condensed financial statements.

OTTER TAIL CORPORATION (PARENT COMPANY)
CONDENSED STATEMENTS OF INCOME

	Years Ended December 31,
(in thousands)	2025	2024	2023

Income
Equity Income in Earnings of Subsidiaries	$280,159	$304,525	$294,467
Interest Income from Subsidiaries	3,191	3,107	2,898
Other Income	16,437	15,085	10,496
Total Income	299,787	322,717	307,861
Expense
Nonelectric Selling, General, and Administrative Expenses	24,072	23,016	12,816
Interest Expense	3,593	3,599	3,813
Interest Expense from Subsidiaries	5	5	6
Nonservice Cost Components of Postretirement Benefits	1,091	970	1,063
Total Expense	28,761	27,590	17,698
Income Before Income Taxes	271,026	295,127	290,163
Income Tax Benefit	4,867	6,535	4,028
Net Income	$275,893	$301,662	$294,191
See accompanying notes to condensed financial statements.

OTTER TAIL CORPORATION (PARENT COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in thousands)	2025	2024	2023

Cash Flows from Operating Activities
Net Cash Provided by Operating Activities	$127,484	$76,333	$77,139
Cash Flows from Investing Activities
Investment in Subsidiaries	(105,000)	(55,000)	(40,000)
Purchases of Investments and Other Assets	(3,311)	(53,085)	(1,754)
Other, net	782	1,394	1,686
Net Cash Used in Investing Activities	(107,529)	(106,691)	(40,068)
Cash Flows from Financing Activities
Borrowings from Subsidiaries	164,819	179,247	148,308
Payments for Shares Withheld for Employee Tax Obligations	(3,134)	(6,457)	(3,088)
Dividends Paid	(88,064)	(78,265)	(73,061)
Other, net	(672)	(729)	(339)
Net Cash Provided by Financing Activities	72,949	93,796	71,820
Net Change in Cash and Cash Equivalents	92,904	63,438	108,891
Cash and Cash Equivalents at Beginning of Period	291,575	228,137	119,246
Cash and Cash Equivalents at End of Period	$384,479	$291,575	$228,137

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
Related Party Transactions
Outstanding receivables from and payables to OTC's subsidiaries as of December 31, 2025 and 2024 are as follows:

(in thousands)	Accounts Receivable	Interest Receivable	Current Notes Receivable	Long-Term Notes Receivable	Accounts Payable	Current Notes Payable

December 31, 2025
Otter Tail Power Company	$2,434	$—	$—	$—	$8	$—
Northern Pipe Products, Inc.	—	7	—	5,000	—	51,025
Vinyltech Corporation	—	17	—	11,500	—	70,353
BTD Manufacturing, Inc.	—	78	—	52,000	—	29,382
T.O. Plastics, Inc.	38	15	3,037	10,400	—	—
Varistar Corporation	—	—	—	—	—	765,015
Otter Tail Assurance Limited	113	—	—	—	—	—
Total	$2,585	$117	$3,037	$78,900	$8	$915,775

December 31, 2024
Otter Tail Power Company	$5,223	$—	$—	$—	$7	$—
Northern Pipe Products, Inc.	36	7	—	5,000	—	66,170
Vinyltech Corporation	—	17	—	11,500	—	90,764
BTD Manufacturing, Inc.	—	78	—	52,000	—	5,662
T.O. Plastics, Inc.	42	15	4,706	10,400	—	—
Varistar Corporation	—	—	—	—	—	590,029
Otter Tail Assurance Limited	341	—	—	—	—	—
Total	$5,642	$117	$4,706	$78,900	$7	$752,625
Dividends
Dividends paid to OTC (the Parent) from its subsidiaries were as follows:

(in thousands)	2025	2024	2023

Cash Dividends Paid to Parent by Subsidiaries	$88,984	$78,191	$72,982

See OTC’s notes to consolidated financial statements in Part II, Item 8 for other disclosures.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
OTTER TAIL CORPORATION
Below is a summary of activity within valuation and qualifying accounts for the years ended December 31, 2025, 2024 and 2023:

(in thousands)	Balance, January 1	Charged to Cost and Expenses	Deductions(1)	Balance, December 31

Allowance for Credit Losses
2025	$1,920	$1,448	$(1,722)	$1,646
2024	2,522	1,242	(1,844)	1,920
2023	1,648	2,014	(1,140)	2,522

(1)Amounts reflect deductions to the allowance for amounts written-off, net of recoveries.

3. Exhibits
The following Exhibits are filed as part of, or incorporated by reference into, this report.

No.	Description
3.1	Third Restated Articles of Incorporation, dated April 12, 2021
3.2	Restated Bylaws, dated April 12, 2021
4.1	Description of Securities
10.1.0	Note Purchase Agreement, dated as of August 20, 2007, between Otter Tail Power Company and the Purchasers named therein
10.1.1	First Amendment, dated as of December 14, 2007, to Note Purchase Agreement, dated as of August 20, 2007, between Otter Tail Power Company and the Purchasers named therein
10.1.2	Second Amendment, dated as of September 11, 2008, to Note Purchase Agreement, dated as of August 20, 2007, between Otter Tail Power Company and the Purchasers named therein
10.1.3	Third Amendment, dated as of June 26, 2009, to Note Purchase Agreement dated as of August 20, 2007, between Otter Tail Power Company and the Purchasers named therein
10.2	Note Purchase Agreement dated as of August 14, 2013 between Otter Tail Power Company and the Purchasers named therein
10.3	Note Purchase Agreement dated as of September 23, 2016 between Otter Tail Corporation and the Purchasers named therein
10.4	Note Purchase Agreement dated as of November 14, 2017 between Otter Tail Power Company and the Purchasers named therein
10.5	Note Purchase Agreement dated as of September 12, 2019 between Otter Tail Power Company and the Purchasers named therein
10.6	Note Purchase Agreement dated as of June 10, 2021 between Otter Tail Power Company and the Purchasers named therein
10.7	Note Purchase Agreement dated as of March 28, 2024 between Otter Tail Power Company and the Purchasers named therein
10.8	Note Purchase Agreement dated as of March 27, 2025 between Otter Tail Power Company and the Purchasers named therein
10.9
Sixth Amended and Restated Credit Agreement, dated as of December 11, 2024, by and between Otter Tail Corporation, as Borrower, and the banks named therein, with U.S. Bank National Association, as Administrative Agent

10.10
Fifth Amended and Restated Credit Agreement, dated as of December 11, 2024, by and between Otter Tail Power Company, as Borrower, and the banks named therein, with U.S. Bank Nation Association, as Administration Agent

10.11.0
Agreement for Sharing Ownership of Generating Plant by and between the Company, Montana-Dakota Utilities Co., and Northwestern Public Service Company (dated as of January 7, 1970). Previously filed as Exhibit 10-F in Form 10-K for the year ended December 31, 1989

10.11.1
Letter of Intent for purchase of share of Big Stone Plant from Northwestern Public Service Company (dated as of May 8, 1984). Previously filed as Exhibit 10-F-1 in Form 10-K for the year ended December 31, 1989

10.11.2	Supplemental Agreement No. 1 to Agreement for Sharing Ownership of Big Stone Plant (dated as of July 1, 1983). Previously filed as Exhibit 10-F-2 in Form 10-K for the year ended December 31, 1991
10.11.3	Supplemental Agreement No. 2 to Agreement for Sharing Ownership of Big Stone Plant (dated as of March 1, 1985). Previously filed as Exhibit 10-F-3 in Form 10-K for the year ended December 31, 1991
10.11.4	Supplemental Agreement No. 3 to Agreement for Sharing Ownership of Big Stone Plant (dated as of March 31, 1986). Previously filed as Exhibit 10-F-4 in Form 10-K for the year ended December 31, 1991
10.11.5	Supplemental Agreement No. 4 to Agreement for Sharing Ownership of Big Stone Plant (dated as of April 24, 2003)
10.11.6	Amendment I to Letter of Intent dated May 8, 1984, for purchase of share of Big Stone Plant. Previously filed as Exhibit 10-F-5 in Form 10-K for the year ended December 31, 1992
10.12
Big Stone South–Ellendale Project Ownership Agreement dated as of June 12, 2015 between Otter Tail Power Company, a wholly owned subsidiary of Otter Tail Corporation, and Montana-Dakota Utilities Co., a division of MDU Resources Group, Inc.**

10.13.0
Agreement for Sharing Ownership of Coyote Station Generating Unit No. 1 by and between the Company, Minnkota Power Cooperative, Inc., Montana-Dakota Utilities Co., Northwestern Public Service Company and Minnesota Power & Light Company (dated as of July 1, 1977). Previously filed as Exhibit 5-H in filing 2-61043

10.13.1
Supplemental Agreement No. One, dated as of November 30, 1978, to Agreement for Sharing Ownership of Coyote Generating Unit No. 1. Previously filed as Exhibit 10-H-1 in Form 10-K for the year ended December 31, 1989

10.13.2
Supplemental Agreement No. Two, dated as of March 1, 1981, to Agreement for Sharing Ownership of Coyote Generating Unit No. 1 and Amendment No. 2 dated March 1, 1981, to Coyote Plant Coal Agreement. Previously filed as Exhibit 10-H-2 in Form 10-K for the year ended December 31, 1989

10.13.3	Amendment, dated as of July 29, 1983, to Agreement for Sharing Ownership of Coyote Generating Unit No. 1. Previously filed as Exhibit 10-H-3 in Form 10-K for the year ended December 31, 1989
10.13.4
Agreement, dated as of September 5, 1985, containing Amendment No. 3 to Agreement for Sharing Ownership of Coyote Generating Unit No. 1, dated as of July 1, 1977, and Amendment No. 5 to Coyote Plant Coal Agreement, dated as of January 1, 1978. Previously filed as Exhibit 10-H-4 in Form 10-K for the year ended December 31, 1992

10.13.5	Amendment, dated as of June 14, 2001, to Agreement for Sharing Ownership of Coyote Generating Unit No. 1
10.13.6	Amendment, dated as of April 24, 2003, to Agreement for Sharing Ownership of Coyote Generating Unit No. 1

No.	Description
10.14.0
Lignite Sales Agreement between Coyote Creek Mining Company, L.L.C. and Otter Tail Power Company, Northern Municipal Power Agency, Montana-Dakota Utilities Co., Northwestern Corporation, dated as of October 10, 2012**

10.14.1
First Amendment to Lignite Sales Agreement dated as of January 30, 2014 among Otter Tail Power Company, Northern Municipal Power Agency, Montana-Dakota Utilities Co., a division of MDU Resources Group, Inc., NorthWestern Corporation and Coyote Creek Mining Company, L.L.C.

10.14.2
Second Amendment to Lignite Sales Agreement dated as of March 16, 2015 among Otter Tail Power Company, Northern Municipal Power Agency, Montana-Dakota Utilities Co., a division of MDU Resources Group, Inc., NorthWestern Corporation and Coyote Creek Mining Company, L.L.C.

10.15	Executive Survivor and Supplemental Retirement Plan (2020 Restatement)*
10.16	Nonqualified Retirement Plan (2021 Restatement)*
10.17	Otter Tail Corporation Executive Restoration Plus Plan, 2020 Restatement*
10.18	1999 Employee Stock Purchase Plan, As Amended (2025)
10.19	2014 Stock Incentive Plan*
10.20	2023 Stock Incentive Plan*
10.21	2026 Executive Annual Incentive Plan*
10.22	Form of Executive Performance Share Award Agreement (Executives)*
10.23	Form of Executive Performance Share Award Agreement - Stock Settlement (Executives)*
10.24	Form of Executive Performance Share Award Agreement - Cash Settlement (Executives)*
10.25	Form of Restricted Stock Unit Award Agreement (Executives)*
10.26	Form of Restricted Stock Unit Award Agreement - Stock Settlement (Executives)*
10.27	Form of Restricted Stock Unit Award Agreement - Cash Settlement (Executives)*
10.28	Form of Restricted Stock Award Agreement (Directors)*
10.29	Summary of Non-Employee Director Compensation (2025)*
10.30	Change in Control Severance Agreement, Chuck MacFarlane, dated February 24, 2012*
10.31	Change in Control Severance Agreement, Timothy Rogelstad, dated April 14, 2014*
10.32	Change in Control Severance Agreement, Paul Knutson, dated December 17, 2012*
10.33	Change in Control Severance Agreement, John Abbott, dated April 13, 2015*
10.34	Change in Control Severance Agreement, Todd Wahlund, dated January 1, 2024*
10.35	Change in Control Severance Agreement, Jennifer Smestad, dated January 1, 2018*
10.36	Form of Change in Control Severance Agreement (2023)*
10.37	Otter Tail Corporation Executive Severance Plan (2024)*
19	Insider Trading and Pre-Clearance Policy
21	Subsidiaries of Registrant
23	Consent of Deloitte & Touche LLP
24	Power of Attorney
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Incentive Compensation Recovery Policy
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Dated: February 18, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:
Signature and Title

Charles S. MacFarlane	)
President and Chief Executive Officer	)
(principal executive officer) and Director	)
)
Todd R. Wahlund	)
Vice President and Chief Financial Officer	)
(principal financial and accounting officer))
	)	By	/s/ Charles S. MacFarlane
Nathan I. Partain	)		Charles S. MacFarlane
Chairman of the Board and Director	)		Pro Se and Attorney-in-Fact
	)		Dated: February 18, 2026
Jeanne H. Crain, Director	)
)
John D. Erickson, Director	)
)
Steven L. Fritze, Director	)
)
Kathryn O. Johnson, Director	)
)
Michael E. LeBeau, Director	)
)
Mary E. Ludford, Director	)
)
Thomas J. Webb, Director	)