Form 10-K/A
period 2025-12-31
Otter Tail Corp
filed 2026-02-23
CIK 1466593

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
DOCUMENTS INCORPORATED BY REFERENCE
No documents are incorporated by reference into this Amendment No. 1 on Form 10-K/A. Certain information required by Part III of the Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission on February 18, 2026, has been incorporated by reference from the Proxy Statement for the 2026 Annual Meeting.

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends Otter Tail Corporation’s Annual Report on Form 10-K for the year ended December 31, 2025, which was originally filed with the Securities and Exchange Commission on February 18, 2026 (the “Original Filing”). Otter Tail Corporation is filing this Amendment for the sole purpose of correcting the date of the Report of Independent Registered Public Accounting Firm with respect to the audited financial statements included in the Original Filing, from February 19, 2025 to February 18, 2026. Accordingly, Item 8 of Part II of the Original Filing is being amended and restated hereby solely to reflect the corrected report date. In addition, as required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are included herein as exhibits to this Amendment. Accordingly, Item 15 of Part IV of the Original Filing is being amended and restated hereby solely to reflect the filing of these new exhibits.

This Amendment does not make any other changes to the Original Filing and does not reflect events occurring after the Original Filing or modify or update any of the information contained therein in any way other than as expressly described in this Amendment.

PCAOB ID No. 34

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
February 18, 2026

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

Dated: February 23, 2026