Form 10-Q
period 2026-03-31
Otter Tail Corp
filed 2026-05-06
CIK 1466593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2026 or
☐    Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
41,984,150 Common Shares ($5 par value) as of April 30, 2026.

DEFINITIONS
The following abbreviations or acronyms are used in the text.

ARO	Asset Retirement Obligation	OPIS	Oil Price Information Systems, LLC.
ARP	Alternative Revenue Program	OTC	Otter Tail Corporation
ASC	Accounting Standards Codification	OTP	Otter Tail Power Company
DOJ	U.S. Department of Justice	PIR	Phase-In Rider
ECO	Energy Conservation and Optimization Rider	PSLRA	Private Securities Litigation Reform Act of 1995
ESSRP	Executive Survivor and Supplemental Retirement Plan	PTC	Production Tax Credits
EUIC	Electric Utility Infrastructure Costs Rider	PVC	Polyvinyl chloride
FASB	Financial Accounting Standards Board	ROE	Return on equity
FERC	Federal Energy Regulatory Commission	RRR	Renewable Resource Rider
IRP	Integrated Resource Plan	RTO	Regional Transmission Organizations
kwh	kilowatt-hour	SDPUC	South Dakota Public Utilities Commission
MDT	Metering & Distribution Technology Rider	SEC	Securities and Exchange Commission
Merricourt	Merricourt Wind Energy Center	TCR	Transmission Cost Recovery Rider
MISO	Midcontinent Independent System Operator, Inc.	Vinyltech	Vinyltech Corporation
MPUC	Minnesota Public Utilities Commission

FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the PSLRA). When used in this Form 10-Q and in future filings by Otter Tail Corporation (the Company) with the Securities and Exchange Commission (SEC), in the Company’s press releases and in oral statements, words such as “anticipate,” “believe,” “can," "could,” “estimate,” “expect,” "future," "goal," “intend,” "likely," “may,” “outlook,” “plan,” "positions", “possible,” “potential,” "predict," "probable," "projected," “should,” "target," “will,” “would” or similar expressions are intended to identify forward-looking statements within the meaning of the PSLRA. Such statements are based on current expectations and assumptions and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. The Company’s risks and uncertainties include, among other things, uncertainty of future investments and capital expenditures; rate base levels and rate base growth; long-term investment risk; seasonal weather patterns and extreme weather events; counterparty credit risk; future business volumes with key customers; reductions in our credit ratings; our ability to access capital markets on favorable terms; assumptions and costs relating to funding our employee benefit plans; our subsidiaries’ ability to make dividend payments; cyber security threats or data breaches; the impact of government executive orders, legislation and regulation including foreign trade and environmental policies; health and safety laws and regulations; changes in tax laws and regulations; the impact of climate change including compliance with legislative and regulatory changes to address climate change; operational and economic risks associated with our electric generating and manufacturing facilities; risks associated with energy markets; the availability and pricing of resource materials; inflation cost pressures; attracting and maintaining a qualified and stable workforce; expectations regarding regulatory proceedings; including state utility commission approval of resource plans; assigned service areas; the siting and construction of major facilities; capital structure; and allowed customer rates; actual and threatened claims or litigation; and changing macroeconomic and industry conditions that impact demand for our products, pricing and margins. These and other risks and uncertainties are more fully described in our filings with the SEC, including our most recently filed Annual Report on Form 10-K and Item 1A. Risk Factors. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information.
PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

OTTER TAIL CORPORATION
CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share data)	March 31, 2026	December 31, 2025

Assets
Current Assets
Cash and Cash Equivalents	$348,354	$386,193
Receivables, net of allowance for credit losses	183,215	145,496
Inventories	157,055	158,598
Investments	54,887	54,311
Regulatory Assets	25,431	20,437
Other Current Assets	30,018	34,690
Total Current Assets	798,960	799,725
Noncurrent Assets
Investments	78,684	78,823
Property, Plant and Equipment, net of accumulated depreciation	3,064,991	2,876,685
Regulatory Assets	86,942	86,062
Intangible Assets, net of accumulated amortization	4,381	4,642
Goodwill	37,572	37,572
Other Noncurrent Assets	81,279	80,770
Total Noncurrent Assets	3,353,849	3,164,554
Total Assets	$4,152,809	$3,964,279

Liabilities and Shareholders' Equity
Current Liabilities
Short-Term Debt	$67,971	$60,242
Current Maturities of Long-Term Debt	79,964	79,951
Accounts Payable	132,821	93,606
Accrued Salaries and Wages	27,875	35,666
Accrued Taxes	19,414	18,460
Regulatory Liabilities	19,102	16,600
Other Current Liabilities	44,734	46,433
Total Current Liabilities	391,881	350,958
Noncurrent Liabilities
Pension Benefit Liability	32,189	32,376
Other Postretirement Benefits Liability	32,128	31,813
Regulatory Liabilities	302,075	297,398
Deferred Income Taxes	307,852	305,931
Deferred Tax Credits	14,281	14,321
Other Noncurrent Liabilities	101,447	106,156
Total Noncurrent Liabilities	789,972	787,995
Commitments and Contingencies (Note 10)
Capitalization
Long-Term Debt	1,063,164	963,566
Shareholders' Equity
Common Shares: 50,000,000 shares authorized, $5 par value; 41,953,525 and 41,905,520 outstanding at March 31, 2026 and December 31, 2025	209,768	209,528
Additional Paid-In Capital	431,829	434,195
Retained Earnings	1,265,926	1,217,567
Accumulated Other Comprehensive Income	269	470
Total Shareholders' Equity	1,907,792	1,861,760
Total Capitalization	2,970,956	2,825,326
Total Liabilities and Shareholders' Equity	$4,152,809	$3,964,279
See accompanying condensed notes to consolidated financial statements.

OTTER TAIL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended March 31,
(in thousands, except per-share amounts)	2026	2025

Operating Revenues
Electric	$165,870	$149,720
Product Sales	181,156	187,633
Total Operating Revenues	347,026	337,353
Operating Expenses
Electric Production Fuel	20,773	14,321
Electric Purchased Power	27,013	30,870
Electric Operating and Maintenance Expenses	50,255	48,881
Cost of Products Sold (excluding depreciation)	107,536	104,387
Nonelectric Selling, General, and Administrative Expenses	21,771	21,292
Depreciation and Amortization	29,979	29,375
Electric Property Taxes	4,462	4,228
Total Operating Expenses	261,789	253,354
Operating Income	85,237	83,999
Other Income and (Expense)
Interest Expense	(12,636)	(11,553)
Nonservice Components of Postretirement Benefits	443	1,282
Other Income (Expense), net	4,442	4,456
Income Before Income Taxes	77,486	78,184
Income Tax Expense	4,876	10,085
Net Income	$72,610	$68,099

Weighted-Average Common Shares Outstanding:
Basic	41,904	41,826
Diluted	42,071	42,062
Earnings Per Share:
Basic	$1.73	$1.63
Diluted	$1.73	$1.62
See accompanying condensed notes to consolidated financial statements.

OTTER TAIL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended March 31,
(in thousands)	2026	2025

Net Income	$72,610	$68,099
Other Comprehensive Income (Loss):
Unrealized Gains (Losses) on Available-for-Sale Securities, net of tax (expense) benefit of $66 and ($67)	(201)	213
Pension and Other Postretirement Benefits, net of tax benefit of $0 and $5,	—	(11)
Total Other Comprehensive Income (Loss)	(201)	202
Total Comprehensive Income	$72,409	$68,301
See accompanying condensed notes to consolidated financial statements.

OTTER TAIL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)

(in thousands, except common shares outstanding)	Common Shares Outstanding	Par Value, Common Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity

Balance, December 31, 2025	41,905,520	$209,528	$434,195	$1,217,567	$470	$1,861,760
Stock Issued Under Share-Based Compensation Plans, net of shares withheld for employee taxes	48,005	240	(4,213)	—	—	(3,973)
Stock Purchase Plan Expenses	—	—	(15)	—	—	(15)
Stock Compensation Expense	—	—	1,862	—	—	1,862
Net Income	—	—	—	72,610	—	72,610
Other Comprehensive Loss	—	—	—	—	(201)	(201)
Common Dividends ($0.5775 per share)	—	—	—	(24,251)	—	(24,251)
Balance, March 31, 2026	41,953,525	$209,768	$431,829	$1,265,926	$269	$1,907,792

Balance, December 31, 2024	41,827,967	$209,140	$429,089	$1,029,738	$532	$1,668,499
Stock Issued Under Share-Based Compensation Plans, net of shares withheld for employee taxes	46,028	230	(3,364)	—	—	(3,134)
Stock Purchase Plan Expenses	—	—	(60)	—	—	(60)
Stock Compensation Expense	—	—	5,758	—	—	5,758
Net Income	—	—	—	68,099	—	68,099
Other Comprehensive Income	—	—	—	—	202	202
Common Dividends ($0.5250 per share)	—	—	—	(22,003)	—	(22,003)
Balance, March 31, 2025	41,873,995	$209,370	$431,423	$1,075,834	$734	$1,717,361
See accompanying condensed notes to consolidated financial statements.

OTTER TAIL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended March 31,
(in thousands)	2026	2025

Operating Activities
Net Income	$72,610	$68,099
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	29,979	29,375
Deferred Tax Credits	(40)	(192)
Deferred Income Taxes	977	1,797
Investment Losses	1,646	37
Stock Compensation Expense	6,380	5,758
Other, Net	(1,565)	(969)
Changes in Operating Assets and Liabilities:
Receivables	(37,719)	(38,087)
Inventories	1,829	1,526
Regulatory Assets	(1,856)	(3,091)
Other Assets	7,046	5,732
Accounts Payable	2,979	(16,360)
Accrued and Other Liabilities	(17,886)	(13,888)
Regulatory Liabilities	6,651	1,652
Pension and Other Postretirement Benefits	(420)	(1,920)
Net Cash Provided by Operating Activities	70,611	39,469
Investing Activities
Capital Expenditures	(185,281)	(58,012)
Proceeds from Disposal of Noncurrent Assets	2,966	1,276
Purchases of Investments and Other Assets	(4,693)	(4,175)
Net Cash Used in Investing Activities	(187,008)	(60,911)
Financing Activities
Net Borrowings (Repayments) of Short-Term Debt	7,729	(10,762)
Proceeds from Issuance of Long-Term Debt	100,000	50,000
Dividends Paid	(24,251)	(22,003)
Payments for Shares Withheld for Employee Tax Obligations	(3,973)	(3,134)
Other, net	(947)	(2,496)
Net Cash Provided by Financing Activities	78,558	11,605
Net Change in Cash and Cash Equivalents	(37,839)	(9,837)
Cash and Cash Equivalents at Beginning of Period	386,193	294,651
Cash and Cash Equivalents at End of Period	$348,354	$284,814

Supplemental Disclosure of Noncash Investing Activities
Accrued Property, Plant and Equipment Additions	$62,827	$14,292
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
Basis of Presentation
The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the SEC for interim reporting. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles. In the opinion of management, we have included all adjustments, including normal recurring accruals, necessary for a fair presentation of the consolidated financial statements for the periods presented. The consolidated financial statements and condensed notes thereto should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Because of the seasonality of our businesses and other factors, earnings for the three months ended March 31, 2026 should not be taken as an indication of earnings for all or any part of the balance of the current year or as an indication of earnings for future years.
Use of Estimates
We use estimates based on the best information available in recording transactions and balances resulting from business operations. As better information becomes available or actual amounts are known, the recorded estimates are revised. Consequently, operating results can be affected by revisions to prior accounting estimates.
Recent Accounting Pronouncements
Disaggregated Income Statement Expenses. In November 2024, the Financial Accounting Standards Board (FASB) issued authoritative guidance codified in Accounting Standards Codification (ASC) 220, Income Statement—Reporting Comprehensive Income, which will require additional disclosures of certain costs and expenses within the notes to the financial statements. The new standard is effective for our annual periods beginning in 2027 and interim periods beginning in the first quarter of fiscal 2028 and can be applied on either a prospective or retrospective basis. Early adoption of the new standard is permitted. We anticipate adopting the updated standard in our Form 10-K for the year ending December 31, 2027.
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
Segment Profit or Loss
Information about each segment, including significant expenses and net income of each segment, for the three months ended March 31, 2026 and 2025 are as follows:
Electric Segment

	Three Months Ended March 31,
(in thousands)	2026	2025

Operating Revenue	$165,870	$149,720
Production Fuel and Purchased Power	47,786	45,191
Operating and Maintenance Expenses	50,255	48,881
Depreciation and Amortization	23,445	22,377
Property Taxes	4,462	4,228
Interest Expense	11,736	10,657
Income Tax Benefit	(5,182)	(4,008)
Other Segment Items(1)	(1,882)	(2,314)
Net Income	$35,250	$24,708

(1) Other segment items include nonservice components of postretirement benefits, allowance for funds used during construction and other expenses (income).
Manufacturing Segment

	Three Months Ended March 31,
(in thousands)	2026	2025

Operating Revenue	$89,559	$81,685
Cost of Goods Sold	71,201	68,516
Selling, General, and Administrative Expenses	12,229	10,743
Interest Expense	599	623
Income Tax Expense	1,247	272
Other Segment Items	—	(1)
Net Income	$4,283	$1,532
Plastics Segment

	Three Months Ended March 31,
(in thousands)	2026	2025

Operating Revenue	$91,597	$105,948
Cost of Goods Sold	40,015	40,087
Selling, General, and Administrative Expenses	6,879	6,985
Interest Expense	146	146
Income Tax Expense	11,619	15,293
Other Segment Items	(2)	(2)
Net Income	$32,940	$43,439

Capital Expenditures and Identifiable Assets
The following provides capital expenditures for each reportable segment and our corporate cost center for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(in thousands)	2026	2025

Capital Expenditures
Electric	$177,087	$52,127
Manufacturing	4,395	2,289
Plastics	3,795	3,584
Corporate	4	12
Total Capital Expenditures	$185,281	$58,012
The following provides the identifiable assets by segment and corporate assets as of March 31, 2026 and December 31, 2025:

(in thousands)	March 31, 2026	December 31, 2025

Identifiable Assets
Electric	$3,205,077	$3,006,695
Manufacturing	262,088	243,737
Plastics	195,890	185,936
Corporate	489,754	527,911
Total Identifiable Assets	$4,152,809	$3,964,279
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
Included below is a reconciliation of certain segment information and our unallocated corporate costs to consolidated amounts for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(in thousands)	2026	2025

Depreciation and Amortization
Electric	$23,445	$22,377
Manufacturing	4,787	5,424
Plastics	1,672	1,546
Corporate	75	28
Total Depreciation and Amortization	$29,979	$29,375

Interest Expense
Total Interest Expense of Reportable Segments	$12,481	$11,426
Corporate Interest Expense	155	127
Total Interest Expense	$12,636	$11,553

Income Tax Expense (Benefit)
Total Income Tax Expense of Reportable Segments	$7,684	$11,557
Corporate Income Tax Benefit	(2,808)	(1,472)
Total Income Tax Expense	$4,876	$10,085

Net Income
Total Net Income of Reportable Segments	$72,473	$69,679
Corporate Net Income (Loss)	137	(1,580)
Total Net Income	$72,610	$68,099

3. Revenue
The following presents our operating revenues from external customers, in total and by amounts arising from contracts with customers and alternative revenue program (ARP) arrangements, disaggregated by revenue source and segment for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(in thousands)	2026	2025

Operating Revenues
Electric Segment
Retail: Residential	$46,010	$43,257
Retail: Commercial and Industrial	100,987	87,889
Retail: Other	2,239	2,227
Total Retail	149,236	133,373
Transmission	13,451	12,130
Wholesale	1,503	2,778
Other	1,680	1,439
Total Electric Segment	165,870	149,720
Manufacturing Segment
Metal Parts and Tooling	77,643	70,870
Plastic Products and Tooling	9,841	8,959
Scrap Metal	2,075	1,856
Total Manufacturing Segment	89,559	81,685
Plastics Segment
PVC Pipe	91,597	105,948
Total Operating Revenue	347,026	337,353
Less: Non-contract Revenues Included Above
Electric Segment - ARP Revenues	4,167	18
Total Operating Revenues from Contracts with Customers	$342,859	$337,335
4. Select Balance Sheet Information
Receivables and Allowance for Credit Losses
Receivables as of March 31, 2026 and December 31, 2025 are as follows:

(in thousands)	March 31, 2026	December 31, 2025

Receivables
Trade	$151,143	$110,180
Other	10,015	12,094
Unbilled Receivables	23,795	24,868
Total Receivables	184,953	147,142
Less: Allowance for Credit Losses	1,738	1,646
Receivables, net of allowance for credit losses	$183,215	$145,496
The following is a summary of activity in the allowance for credit losses for the three months ended March 31, 2026 and 2025:

(in thousands)	2026	2025

Beginning Balance, January 1	$1,646	$1,920
Additions Charged to Expense	349	475
Reductions for Amounts Written Off, Net of Recoveries	(257)	(204)
Ending Balance, March 31	$1,738	$2,191

Inventories
Inventories consist of the following as of March 31, 2026 and December 31, 2025:

(in thousands)	March 31, 2026	December 31, 2025

Raw Material, Fuel and Supplies	$91,321	$90,720
Work in Process	26,771	25,381
Finished Goods	38,963	42,497
Total Inventories	$157,055	$158,598
Investments
The following is a summary of our investments as of March 31, 2026 and December 31, 2025:

(in thousands)	March 31, 2026	December 31, 2025

Short-term Investments
Government Debt Securities	$54,490	$53,915
Corporate Debt Securities	397	396
Total Short-term Investments	54,887	54,311
Long-term Investments
Corporate-Owned Life Insurance Policies	48,222	49,258
Government Debt Securities	9,033	9,221
Corporate Debt Securities	870	924
Mutual Funds	18,845	16,727
Money Market Funds	1,687	2,666
Other Investments	27	27
Total Long-term Investments	78,684	78,823
Total Investments	$133,571	$133,134
Debt Securities. The following table summarizes the amortized cost and fair value of available-for-sale debt securities and the corresponding amounts of gross unrealized gains and losses as of March 31, 2026 and December 31, 2025:

	March 31, 2026

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value

Government Debt Securities	$63,260	$279	$(16)	$63,523
Corporate Debt Securities	1,263	8	(4)	1,267
Total Debt Securities	$64,523	$287	$(20)	$64,790

	December 31, 2025

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value

Government Debt Securities	$62,617	$527	$(8)	$63,136
Corporate Debt Securities	1,309	12	(1)	1,320
Total Debt Securities	$63,926	$539	$(9)	$64,456
As of March 31, 2026 and December 31, 2025, no unrealized losses on debt securities were deemed to be credit related.

The following table summarizes the fair value of available-for-sale debt securities by contractual maturity date as of March 31, 2026:

(in thousands)	March 31, 2026

Due in one year or less	$54,887
Due in one to five years	9,381
Due in five to ten years	522
Total Debt Securities	$64,790
Equity Securities. The amount of net unrealized gains and losses during the three months ended March 31, 2026 and 2025 on marketable equity securities still held as of March 31, 2026 and 2025 was not material.
Property, Plant and Equipment
Major classes of property, plant and equipment as of March 31, 2026 and December 31, 2025 include:

(in thousands)	March 31, 2026	December 31, 2025

Electric Plant
Electric Plant in Service	$3,427,389	$3,370,677
Construction Work in Progress	350,944	233,978
Total Gross Electric Plant	3,778,333	3,604,655
Less Accumulated Depreciation	886,444	899,401
Net Electric Plant	2,891,889	2,705,254
Nonelectric Property, Plant and Equipment
Nonelectric Property, Plant and Equipment	405,371	404,922
Construction Work in Progress	16,885	12,389
Total Gross Nonelectric Property, Plant and Equipment	422,256	417,311
Less Accumulated Depreciation	249,154	245,880
Net Nonelectric Property, Plant and Equipment	173,102	171,431
Total Net Property, Plant and Equipment	$3,064,991	$2,876,685

5. Regulatory Matters
Regulatory Assets and Liabilities
The following presents our current and long-term regulatory assets and liabilities as of March 31, 2026 and December 31, 2025 and the period we expect to recover or refund such amounts:

	Period of	March 31, 2026		December 31, 2025
(in thousands)	Recovery/Refund	Current	Long-Term	Current	Long-Term

Regulatory Assets
Pension and Other Postretirement Benefit Plans[1]	Various	$2,765	$72,864	$2,765	$72,762
Alternative Revenue Program Riders[2]	Up to 2 years	9,972	3,065	7,834	1,036
Deferred Income Taxes[1]	Asset lives	—	8,761	—	9,007
Fuel Clause Adjustments[1]	Up to 1 year	11,019	—	6,558	—
Derivative Instruments[1]	Up to 2 years	862	563	2,717	—
Other[1]	Various	813	1,689	563	3,257
Total Regulatory Assets		$25,431	$86,942	$20,437	$86,062
Regulatory Liabilities
Deferred Income Taxes	Asset lives	$—	$124,156	$—	$125,413
Plant Removal Obligations	Asset lives	—	131,795	—	130,686
Fuel Clause Adjustments	Up to 1 year	2,238	—	1,231	—
Alternative Revenue Program Riders	Up to 1 year	10,405	—	9,961	—
North Dakota PTC Refunds	Asset lives	—	33,127	—	29,169
Pension and Other Postretirement Benefit Plans	Various	3,174	9,862	3,174	9,187
Other	Various	3,285	3,135	2,234	2,943
Total Regulatory Liabilities		$19,102	$302,075	$16,600	$297,398

[1]Costs subject to recovery without a rate of return.
[2]Amounts eligible for recovery include an incentive or rate of return.
South Dakota Rate Case
On June 4, 2025, Otter Tail Power Company (OTP) filed a request with the South Dakota Public Utilities Commission (SDPUC) for an increase in revenue recoverable under general rates in South Dakota. In its filing, OTP requested a net increase in annual revenue of $5.7 million, or 12.50%, based on an allowed rate of return on rate base of 8.29%. Interim rates went into effect on December 1, 2025, and were subject to potential refund until the finalization of the rate case.
On March 10, 2026, the SDPUC approved a settlement agreement between OTP and the commission staff in the general rate case. The key provisions of the order include a net increase in annual revenue of $3.3 million, or 7.7%, based on a return on rate base of 7.09%. Through the settlement of the case, the parties also agreed to a moratorium on increases to base rates until December 1, 2029, with certain exceptions. New base rates in South Dakota went into effect on April 1, 2026, and interim rate refunds totaling $1.3 million will be refunded to customers beginning in May 2026.
Minnesota Rate Case
On October 31, 2025, OTP filed a request with the Minnesota Public Utilities Commission (MPUC) for an increase in revenue recoverable under general rates in Minnesota. In its filing, OTP requested a net increase in annual revenue of $44.8 million, or 17.7%, based on an allowed rate of return on rate base of 7.92% and an allowed return on equity (ROE) of 10.65% on an equity ratio of 53.5% of total capital. The request includes, among other items, accelerated recovery of the remaining investment of the jurisdictionally allocated share of Coyote Station, which has a $4.3 million annual impact. The request for accelerated recovery is driven by the MPUC’s order in OTP’s most recent Integrated Resource Plan (IRP) to discontinue serving Minnesota customers with capacity and energy from Coyote Station by December 2031. If this part of the request is granted, we anticipate the amounts collected would be deferred and recognized over the remaining estimated useful life of the plant, which extends until 2041. The filing also included an interim rate request for a net increase in annual revenue of $31.8 million, or 12.6%.
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

6. Asset Retirement Obligations
We have recognized Asset Retirement Obligations (AROs) related to our wind turbines, coal-fired generation plants, solar facilities and natural gas combustion turbines. The cost of AROs includes items such as site restoration, closure of ash landfills, monitoring activities and the removal of certain structures.
A reconciliation of the carrying amounts of AROs for the three months ended March 31, 2026:

(in thousands)	2026

Beginning Balance, January 1	$43,987
Adjustments Due to Revisions in Cash Flow Estimates	(5,904)
Accrued Accretion	494
Settlements	(11)
Ending Balance, March 31	$38,566
During the three months ended March 31, 2026, we completed our wind repowering project, which consisted of the replacement or upgrades of hubs, gearboxes, blades, generators and other components at several of our wind facilities. The completion of the project resulted in the extension of the estimated useful lives of these facilities, which directly impacts the timing and amount of the expected cash flows to be incurred to settle the associated retirement obligations. As such, we adjusted our estimated cash flows related to these facilities during the period, which resulted in a $5.9 million reduction in our estimated ARO liabilities , as well a related reduction to property, plant and equipment.
As of March 31, 2026 and December 31, 2025, $0.1 million was included in other current liabilities, and $38.5 million and $43.9 million, respectively, was included in other noncurrent liabilities in the consolidated balance sheets related to AROs.
7. Short-Term and Long-Term Borrowings
Short-Term Debt
The following is a summary of our lines of credit as of March 31, 2026 and December 31, 2025:

		March 31, 2026			December 31, 2025
(in thousands)	Borrowing Limit	Amount Outstanding	Letters of Credit	Amount Available	Amount Available

OTC Credit Agreement	$170,000	$—	$—	$170,000	$170,000
OTP Credit Agreement	220,000	67,971	11,514	140,515	149,297
Total Short-Term Debt	$390,000	$67,971	$11,514	$310,515	$319,297
Borrowings under each credit facility are subject to a variable rate of interest on outstanding balances and a commitment fee is charged based on the average unused amount available to be drawn under the respective facility. The variable rate of interest to be charged is based on a benchmark interest rate, either the Secured Overnight Financing Rate (SOFR) or a Base Rate, as defined in the credit agreements, selected by the borrower at the time of an advance, subject to the conditions of each agreement, plus an applicable credit spread. The credit spread ranges from zero to 2.00%, depending on the benchmark interest rate selected, and is subject to adjustment based on the credit ratings of the relevant borrower. The weighted-average interest rate on all outstanding borrowings as of March 31, 2026 and December 31, 2025 was 5.53% and 5.08%.
Letters of Credit
As of March 31, 2026, we had a total of $15.1 million of unused letters of credit outstanding, including the amounts issued under our credit facilities.

Long-Term Debt
The following is a summary of outstanding long-term debt by borrower as of March 31, 2026 and December 31, 2025:

				(in thousands)
Borrower	Debt Instrument	Rate	Maturity	March 31, 2026	December 31, 2025

OTC	Guaranteed Senior Notes	3.55%	12/15/26	$80,000	$80,000
OTP	Series 2007C Senior Unsecured Notes	6.37%	08/02/27	42,000	42,000
OTP	Series 2013A Senior Unsecured Notes	4.68%	02/27/29	60,000	60,000
OTP	Series 2019A Senior Unsecured Notes	3.07%	10/10/29	10,000	10,000
OTP	Series 2020A Senior Unsecured Notes	3.22%	02/25/30	10,000	10,000
OTP	Series 2020B Senior Unsecured Notes	3.22%	08/20/30	40,000	40,000
OTP	Series 2021A Senior Unsecured Notes	2.74%	11/29/31	40,000	40,000
OTP	Series 2024A Senior Unsecured Notes	5.48%	04/01/34	60,000	60,000
OTP	Series 2025A Senior Unsecured Notes	5.49%	03/27/35	50,000	50,000
OTP	Series 2026A Senior Unsecured Notes	5.33%	03/19/36	100,000	—
OTP	Series 2007D Senior Unsecured Notes	6.47%	08/20/37	50,000	50,000
OTP	Series 2019B Senior Unsecured Notes	3.52%	10/10/39	26,000	26,000
OTP	Series 2020C Senior Unsecured Notes	3.62%	02/25/40	10,000	10,000
OTP	Series 2013B Senior Unsecured Notes	5.47%	02/27/44	90,000	90,000
OTP	Series 2018A Senior Unsecured Notes	4.07%	02/07/48	100,000	100,000
OTP	Series 2019C Senior Unsecured Notes	3.82%	10/10/49	64,000	64,000
OTP	Series 2020D Senior Unsecured Notes	3.92%	02/25/50	15,000	15,000
OTP	Series 2021B Senior Unsecured Notes	3.69%	11/29/51	100,000	100,000
OTP	Series 2022A Senior Unsecured Notes	3.77%	05/20/52	90,000	90,000
OTP	Series 2024B Senior Unsecured Notes	5.77%	04/01/54	60,000	60,000
OTP	Series 2025B Senior Unsecured Notes	5.98%	06/05/55	50,000	50,000
Total Long-Term Debt				1,147,000	1,047,000
Less:	Current Maturities, Net of Unamortized Debt Issuance Costs			79,964	79,951
Less:	Unamortized Long-Term Debt Issuance Costs			3,872	3,483
Total Long-Term Debt, Net of Unamortized Debt Issuance Costs				$1,063,164	$963,566
On March 19, 2026, OTP entered into a Note Purchase Agreement pursuant to which OTP issued, in a private placement transaction, $170.0 million of senior unsecured notes consisting of (a) $100.0 million of 5.33% Series 2026A Senior Unsecured Notes due March 19, 2036, and (b) $70.0 million of 6.04% Series 2026B Senior Unsecured Notes due June 4, 2056. The Series 2026A Notes were issued on March 19, 2026, upon entering into the agreement. The Series 2026B Notes are expected to be issued on June 4, 2026, subject to the satisfaction of certain customary conditions to closing.
Pursuant to the terms of the agreement, OTP may prepay all or any portion of the notes (in an amount not less than 10% of the aggregate principal amount of the notes then outstanding in the case of a partial prepayment) at 100% of the principal amount so prepaid, together with unpaid accrued interest and a make-whole amount, as defined in the agreement; provided that no default or event of default exists under the agreement. Any prepayment of the Series 2026A Notes then outstanding on or after December 19, 2035, or the Series 2026B Notes then outstanding on or after December 4, 2055, will be made without any make-whole amount. Consistent with other of our borrowings, the agreement contains a number of restrictions on the business of OTP, including restrictions and limitations on OTP’s ability to merge, sell substantially all assets, create or incur liens on assets, guarantee the obligations of any other party and engage in certain transactions with affiliates.
Financial Covenants
Certain of OTC's and OTP's short- and long-term debt agreements require the borrower, whether OTC or OTP, to maintain certain financial covenants, including a maximum debt to total capitalization ratio of 0.60 to 1.00 or 0.65 to 1.00, depending on the debt agreement, a minimum interest and dividend coverage ratio of 1.50 to 1.00, and a maximum level of priority indebtedness. As of March 31, 2026, OTC and OTP were in compliance with these financial covenants.

8. Employee Postretirement Benefits
The Company sponsors a noncontributory funded pension plan (the Pension Plan), an unfunded, nonqualified Executive Survivor and Supplemental Retirement Plan (ESSRP), both accounted for as defined benefit pension plans, and a postretirement healthcare plan accounted for as an other postretirement benefit plan.
The following table includes the components of net periodic benefit cost (income) related to our defined benefit pension plans and other postretirement benefits for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	Pension Benefits (Pension Plan)		Pension Benefits (ESSRP)		Postretirement Benefits
(in thousands)	2026	2025	2026	2025	2026	2025

Service Cost	$815	$876	$—	$—	$172	$123
Interest Cost	4,306	4,326	458	474	457	403
Expected Return on Assets	(6,241)	(6,191)	—	—	—	—
Amortization of Prior Service Cost	—	—	—	—	(916)	(949)
Amortization of Net Actuarial Loss	712	335	—	—	102	—
Net Periodic Benefit Cost (Income)	$(408)	$(654)	$458	$474	$(185)	$(423)
The following table includes the impact of regulation on the recognition of periodic benefit cost (income) arising from pension and other postretirement benefits for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(in thousands)	2026	2025

Net Periodic Benefit Cost (Income)	$(135)	$(603)
Net Amount Amortized Due to the Effect of Regulation	679	320
Net Periodic Benefit Cost (Income) Recognized	$544	$(283)
We had no minimum funding requirements for our Pension Plan or any other postretirement benefit plans as of December 31, 2025. We did not make any contributions to our Pension Plan during the three months ended March 31, 2026 and 2025.
9. Income Taxes
The Company's effective tax rate was 6.3% and 12.9% for the three months ended March 31, 2026 and 2025. These rates differ from the federal statutory rate of 21% primarily due to the impact of production tax credits (PTCs) associated with the energy generation of our wind and solar assets, partially offset by the impact of state taxes. The decrease in our effective tax rate from 2025 was primarily driven by an increase in PTCs from our wind generation assets. We recently completed wind repowering projects at certain of our wind facilities. Upon completion of the repowering at each facility, the ten-year period of earning PTCs from the output of the facility commences. PTCs are credited to customers and result in a reduction of operating revenue as well as income taxes.

10. Commitments and Contingencies
Commitments
Land Leases. In connection with our Abercrombie Solar project currently under development in southeastern North Dakota, we have entered into multiple agreements to lease approximately 2,200 acres of land on which the facility will be constructed. The leases commenced on May 1, 2026, and have an initial term of 35 years, with renewal options to extend the term up to an additional ten years. Annual lease payments vary based on the amount of land leased and increase by 2% annually beginning after the third year following lease commencement. Total lease payments over the initial 35-year term are expected to be approximately $54 million.
Contingencies
Self-Funding of Transmission Upgrades for Generator Interconnections. The Federal Energy Regulatory Commission (FERC) has granted transmission owners within Midcontinent Independent System Operator, Inc. (MISO) and other regional transmission organizations (RTOs) the unilateral authority to determine the funding mechanism for interconnection transmission upgrades that are necessary to accommodate new generation facilities connecting to the electrical grid. Under existing FERC orders, transmission owners can unilaterally determine whether the generator pays the transmission owner in advance for the transmission upgrade or, alternatively, the transmission owner can elect to fund the upgrade and recover over time from the generator the cost of and a return on the upgrade investment (a self funding). FERC’s orders granting transmission owners this unilateral funding authority have been judicially contested on the basis that transmission owners may be motivated to discriminate among generators in making funding determinations. In the most recent judicial proceedings, the petitioners argued to the U.S. Court of Appeals for the District of Columbia that FERC did not comply with a previous judicial order to fully develop a record regarding the risk of discrimination and the financial risk absorbed by transmission owners for generator-funded upgrades. In December 2022, the Court of Appeals ruled in favor of the petitioners remanding the matter to FERC, instructing the agency to adequately explain the basis of its orders. The Court of Appeals decision did not vacate transmission owners’ unilateral funding authority.
In June 2024, FERC issued an Order to Show Cause proceeding against four RTOs, including MISO. Within its order, FERC indicates that the transmission tariffs of the RTOs appear to be unjust, unreasonable, and unduly discriminatory or preferential because they allow transmission owners to unilaterally elect transmission owner self funding, which may increase costs, impose barriers to transmission interconnection and result in undue discrimination among interconnection customers.
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
OTP, as a transmission owner in MISO, has exercised its authority and elected to self fund transmission upgrades necessary to accommodate new system generation. Under such an election, OTP is recovering the cost of the transmission upgrade and a return on that investment from the generator over a contractual period of time. Should the resolution of this matter eliminate transmission owners’ unilateral funding authority on either a prospective or retrospective basis, our financial results would be impacted. We cannot at this time reasonably predict the outcome of this matter given the uncertainty as to how FERC may ultimately decide on the matter.
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
In August 2024, the Company received a grand jury subpoena issued by the U.S. District Court for the Northern District of California, from the U.S. Department of Justice (DOJ) Antitrust Division. The subpoena calls for production of documents regarding the manufacturing, selling and pricing of PVC pipe. The Company has responded to the subpoena and intends to comply with its obligations thereunder. On October 7, 2025, the DOJ filed a motion to intervene and for a partial stay of document discovery for a period of six months in In Re: PVC Pipe Antitrust Litigation, which the Court granted and has since been extended through July 1, 2026.
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
Other Contingencies. We are involved in claims, legal proceedings, investigations and regulatory matters arising in the normal course of business. We regularly analyze relevant information and, as necessary, estimate and record accrued liabilities for legal, regulatory enforcement and other matters in which a loss or range of loss is probable of occurring and can be reasonably estimated. We believe the effect on our consolidated operating results, financial position and cash flows, if any, for the disposition of all matters pending as of March 31, 2026, other than those discussed above, will not be material.
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
On May 3, 2024, we filed a second registration statement with the SEC for the issuance of up to 1,500,000 common shares under an Automatic Dividend Reinvestment and Share Purchase Plan, which provides shareholders, retail customers of OTP and other interested investors methods of purchasing our common shares by reinvesting their dividends or making optional cash investments. Shares purchased under the plan may be newly issued common shares or common shares purchased on the open market. During the three months ended March 31, 2026, we issued 24,500 shares under this plan. We repurchased a sufficient number of shares on the open market to satisfy all issuances under the plan; accordingly, no proceeds were received as a result of the issuance of these shares. As of March 31, 2026, there were 1,306,321 shares available for purchase or issuance under the plan. The registration statement expires in May 2027.
Dividend Restrictions
OTC is a holding company with no significant operations of its own. The primary source of funds for payments of dividends to OTC's shareholders is from dividends paid or distributions made by OTC's subsidiaries. As a result of certain statutory limitations or regulatory or financing agreements, the amount of distributions allowed to be made by OTC's subsidiaries or the amount of dividends paid by OTC could be restricted. Both the OTC Credit Agreement and the OTP Credit Agreement contain restrictions on the payment of cash dividends upon a default or event of default, including failure to maintain certain financial covenants. As of March 31, 2026, we were in compliance with these financial covenants.

Under the Federal Power Act, a public utility may not pay dividends from any funds properly included in a capital account. What constitutes “funds properly included in a capital account” is undefined in the Federal Power Act or the related regulations; however, the FERC has consistently interpreted the provision to allow dividends to be paid as long as i) the source of the dividends is clearly disclosed, ii) the dividend is not excessive and iii) there is no self dealing on the part of corporate officials.
The MPUC indirectly limits the amount of dividends OTP can pay to OTC by requiring an equity-to-total-capitalization ratio between 46.7% and 57.1% based on OTP’s current capital structure requirements. As of March 31, 2026, OTP’s equity-to-total-capitalization ratio, including short-term debt, was 51.6% and its net assets restricted from distribution totaled approximately $991 million. Under the MPUC order, total capitalization for OTP cannot exceed $2.4 billion.
12. Accumulated Other Comprehensive Income (Loss)
The following presents the changes in accumulated other comprehensive income (loss) for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026				2025
(in thousands)	Pension and Other Postretirement Benefits	Net Unrealized Gains (Losses) on Available-for-Sale Securities		Total	Pension and Other Postretirement Benefits		Net Unrealized Gains (Losses) on Available-for-Sale Securities		Total

Balance, Beginning of Period	$70	$400		$470	$373		$159		$532
Other Comprehensive Income Before Reclassifications, net of tax	—	(210)		(210)	—		211		211
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	9	(1)	9	(11)	(2)	2	(1)	(9)
Total Other Comprehensive Income (Loss)	—	(201)		(201)	(11)		213		202
Balance, End of Period	$70	$199		$269	$362		$372		$734

(1) Included in other income (expense), net on the accompanying consolidated statements of income.
(2) Included in the computation of net periodic pension and other postretirement benefit costs. See Note 8.
13. Share-Based Payments
Stock Compensation Expense
Stock-based compensation expense arising from our employee stock purchase plan and share-based compensation plans recognized within operating expenses in the consolidated statements of income amounted to $6.4 million and $5.8 million for the three months ended March 31, 2026 and 2025.
Restricted Stock Awards. Restricted stock awards are granted to executive officers and other key employees and members of the Company's Board of Directors. The awards vest, depending on award recipient, either ratably over a period of three or four years or cliff vest after four years. Vesting is accelerated in certain circumstances, including upon retirement. Awards granted to members of the Board of Directors are issued and outstanding upon grant and carry the same voting and dividend rights of unrestricted outstanding common stock. Awards granted to executive officers are eligible to receive dividend equivalent payments during the vesting period, subject to forfeiture under the terms of the agreement, but such awards are not issued or outstanding upon grant and do not provide for voting rights. Certain awards will be settled in cash at the time of vesting rather than shares of common stock. The amount of cash paid upon settlement is equal to the value of the shares which otherwise would have been issued on the vesting date.
The grant-date fair value of each restricted stock award is determined based on the market price of the Company's common stock on the date of grant adjusted to exclude the value of dividends for those awards that do not receive dividend or dividend equivalent payments during the vesting period. Awards that will be settled in cash are liability‑classified awards, which are remeasured at fair value each reporting period until settlement, with changes in fair value recognized in earnings. As of March 31, 2026, the estimated fair value of liability-classified awards was $1.2 million, which is included in accrued salaries and wages on our consolidated balance sheet. There were no liability-classified awards outstanding as of December 31, 2025.

The following is a summary of award activity for the three months ended March 31, 2026:

	Cash-settled Awards (Units)	Stock-settled Awards (Shares)	Weighted-Average Grant-Date Fair Value

Nonvested, January 1, 2026	—	145,889	$73.60
Granted	13,400	2,500	86.69
Vested	—	(15,133)	74.42
Forfeited	—	—	—
Nonvested, March 31, 2026	13,400	133,256	$74.94
The fair value of vested awards was $1.3 million and $1.3 million during the three months ended March 31, 2026 and 2025, and all awards were settled in shares of common stock.
Stock Performance Awards. Stock performance awards are granted to executive officers and certain other key employees. The awards vest at the end of a three-year performance period. The number of common shares awarded, if any, at the end of the performance period ranges from zero to 150% of the target amount based on two performance measures: i) total shareholder return relative to a peer group and ii) ROE. Vesting of the awards is accelerated in certain circumstances, including upon retirement. The number of common shares awarded on an accelerated vesting is based on actual performance at the end of the performance period. Certain awards will be settled in cash at the time of vesting rather than shares of common stock. The amount of cash paid upon settlement is equal to the value of the shares which otherwise would have been issued on the vesting date. Awards that will be settled in cash are liability‑classified awards, which are remeasured at fair value each reporting period until settlement, with changes in fair value recognized in earnings. As of March 31, 2026, the estimated fair value of liability-classified awards was $3.4 million, which is included in other noncurrent liabilities on our consolidated balance sheet. There were no liability-classified awards outstanding as of December 31, 2025.
The grant-date fair value of stock performance awards granted during the three months ended March 31, 2026 and 2025 was determined using a Monte Carlo fair value simulation model incorporating the following assumptions:

	2026	2025

Risk-free interest rate	3.49%	4.28%
Expected term (in years)	3	3
Expected volatility	27.70%	30.30%
Dividend yield	2.90%	2.50%

The risk-free interest rate was derived from yields on U.S. government bonds of a similar term. The expected term of the award is equal to the three-year performance period. Expected volatility was estimated based on actual historical volatility of our common stock. Dividend yield was estimated based on historical and future yield estimates.
The following is a summary of performance award activity for the three months ended March 31, 2026 (unit/share amounts reflect awards at target):

	Cash-settled Awards (Units)	Stock-settled Awards (Shares)	Weighted-Average Grant-Date Fair Value

Nonvested, January 1, 2026	—	152,800	$75.52
Granted	42,800	11,200	77.57
Vested	—	(52,400)	61.61
Forfeited	—	—	—
Nonvested, March 31, 2026	42,800	111,600	$80.96
The fair value of vested awards was $6.8 million and $5.5 million during the three months ended March 31, 2026 and 2025, and all awards were settled in shares of common stock.

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
The following includes the computation of the denominator for basic and diluted weighted-average shares outstanding for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(in thousands)	2026	2025

Weighted-Average Common Shares Outstanding – Basic	41,904	41,826
Effect of Dilutive Securities:
Stock Performance Awards	70	133
Restricted Stock Awards	96	101
Employee Stock Purchase Plan	1	2
Dilutive Effect of Potential Common Shares	167	236
Weighted-Average Common Shares Outstanding – Diluted	42,071	42,062
The number of shares excluded from diluted weighted-average common shares outstanding because such shares were anti-dilutive was not material for the three months ended March 31, 2026 and 2025.
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
As of March 31, 2026, OTP had multiple outstanding pay-fixed, receive-variable swap agreements with various settlement dates extending to December 31, 2027. The following presents the notional amounts and fair value of our derivative instruments as of March 31, 2026 and December 31, 2025:

(in thousands)	March 31, 2026	December 31, 2025

Megawatt hours of electricity	511	311

Derivative Assets:
Other Current Assets	$1,348	$124
Other Noncurrent Assets	141	—
Total Derivative Assets	$1,489	$124

Derivative Liabilities:
Other Current Liabilities	$862	$2,717
Other Noncurrent Liabilities	563	—
Total Derivative Liabilities	$1,425	$2,717
During the three months ended March 31, 2026 and 2025, contracts matured and were settled resulting in a gain of $1.5 million and a loss of $2.6 million, respectively. Gains and losses recognized on the settlement of derivative instruments are returned to or recovered from our electric customers through fuel recovery mechanisms in each state. When recognized in the consolidated statements of income, these gains or losses are included in electric purchased power. Gains or losses related to the settlement of derivative instruments are included in cash flows from operations in the consolidated statements of cash flows.

16. Fair Value Measurements
The following tables present our assets and liabilities measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025 classified by the input method used to measure fair value:

(in thousands)	Level 1	Level 2	Level 3

March 31, 2026

Assets:
Investments:
Money Market Funds	$1,687	$—	$—
Mutual Funds	18,845	—	—
Corporate Debt Securities	—	1,267	—
Government Debt Securities	—	63,523	—
Derivative Instruments	—	1,489	—
Total Assets	20,532	66,279	—
Liabilities:
Derivative Instruments	—	1,425	—
Total Liabilities	$—	$1,425	$—

December 31, 2025

Assets:
Investments:
Money Market Funds	$2,666	$—	$—
Mutual Funds	16,727	—	—
Corporate Debt Securities	—	1,320	—
Government Debt Securities	—	63,136	—
Derivative Instruments	—	124	—
Total Assets	19,393	64,580	—
Liabilities:
Derivative Instruments	—	2,717	—
Total Liabilities	$—	$2,717	$—
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

The following reflects the carrying value and estimated fair value of these assets and liabilities as of March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Assets:
Cash and Cash Equivalents	$348,354	$348,354	$386,193	$386,193
Total Assets	348,354	348,354	386,193	386,193
Liabilities:
Short-Term Debt	67,971	67,971	60,242	60,242
Long-Term Debt	1,143,128	1,014,551	1,043,517	923,639
Total Liabilities	$1,211,099	$1,082,522	$1,103,759	$983,881
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
You should read the following discussion and analysis of our financial condition and results of operations together with our interim financial statements and the related notes appearing under Item 1 of this Quarterly Report on Form 10-Q, and our annual financial statements and the related notes along with the discussion and analysis of our financial condition and results of operations contained in our Annual Report on Form 10-K for the year ended December 31, 2025.
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

RESULTS OF OPERATIONS
Provided below are a summary and discussion of our operating results on a consolidated basis followed by a discussion of the operating results of each of our segments: Electric, Manufacturing and Plastics. In addition to the segment results, we provide an overview of our Corporate costs. Our Corporate costs do not constitute a reportable segment, but rather consist of unallocated general corporate expenses, such as corporate staff and overhead costs, the results of our captive insurance company and other items excluded from the measurement of segment performance. Corporate costs are added to operating segment totals to reconcile to totals on our consolidated statements of income.
CONSOLIDATED RESULTS
The following table summarizes consolidated operating results for the three months ended March 31, 2026 and 2025:

(in thousands)	2026	2025	$ change	% change

Operating Revenues	$347,026	$337,353	$9,673	2.9%
Operating Expenses	261,789	253,354	8,435	3.3
Operating Income	85,237	83,999	1,238	1.5
Interest Expense	(12,636)	(11,553)	(1,083)	9.4
Nonservice Components of Postretirement Benefits	443	1,282	(839)	(65.4)
Other Income (Expense), net	4,442	4,456	(14)	(0.3)
Income Before Income Taxes	77,486	78,184	(698)	(0.9)
Income Tax Expense	4,876	10,085	(5,209)	(51.7)
Net Income	$72,610	$68,099	$4,511	6.6%
Operating Revenues increased $9.7 million primarily due to increased revenues from our Electric segment driven by recent rate increases and higher sales volumes in our Manufacturing and Plastics segments, partially offset by lower sales prices in our Plastics segment. See our segment disclosures below for additional discussion of items impacting operating revenues.
Operating Expenses increased $8.4 million primarily due to an increase in production fuel costs in our Electric segment, increased material costs and sales volumes in our Manufacturing segment, and increased sales volumes in our Plastics segment, partially offset by a decrease in material costs in our Plastics segment. See our segment disclosures below for additional discussion of items impacting operating expenses.
Nonservice Components of Postretirement Benefits decreased by $0.8 million, having a negative impact on net income, primarily due to a decrease in the amortization of plan amendment-related gains and an increase in the amortization of actuarial losses.
Income Tax Expense decreased $5.2 million primarily due to an increase in PTCs at OTP driven by increased wind generation which qualified for credits. Our effective tax rate was 6.3% for the three months ended March 31, 2026 and 12.9% for the same period last year.

ELECTRIC SEGMENT RESULTS
The following table summarizes Electric segment operating results for the three months ended March 31, 2026 and 2025:

(in thousands)	2026	2025	$ change	% change

Operating Revenues	$165,870	$149,720	$16,150	10.8
Production Fuel	20,773	14,321	6,452	45.1
Purchased Power	27,013	30,870	(3,857)	(12.5)
Operating and Maintenance Expenses	50,255	48,881	1,374	2.8
Depreciation and Amortization	23,445	22,377	1,068	4.8
Property Taxes	4,462	4,228	234	5.5
Operating Income	39,922	29,043	10,879	37.5
Interest Expense	(11,736)	(10,657)	(1,079)	10.1
Nonservice Components of Postretirement Benefits	725	1,555	(830)	(53.4)
Other Income (Expense), net	1,157	759	398	52.4
Income Before Income Taxes	30,068	20,700	9,368	45.3
Income Tax Benefit	(5,182)	(4,008)	(1,174)	29.3
Net Income	$35,250	$24,708	$10,542	42.7%

	2026	2025	change	% change

Electric kilowatt-hour (kwh) Sales (in thousands)
Retail kwh Sales	1,715,724	1,673,004	42,720	2.6%
Wholesale kwh Sales – Company Generation	21,314	56,175	(34,861)	(62.1)
Heating Degree Days	3,155	3,451	(296)	(8.6)

The operating results of our Electric segment are impacted by fluctuations in weather conditions and the resulting demand for electricity for heating. The following table shows heating degree days as a percent of normal for the three months ended March 31, 2026 and 2025.

	2026	2025

Heating Degree Days	92.2%	100.9%

The following table summarizes the estimated effect on diluted earnings per share of the difference in retail kwh sales under actual weather conditions and expected retail kwh sales under normal weather conditions for the three months ended March 31, 2026 and 2025, and between those periods.

	2026 vs Normal	2026 vs 2025	2025 vs Normal

Effect on Diluted Earnings Per Share	$(0.05)	$(0.05)	$—

Operating Revenues increased $16.2 million primarily due to:
•A $9.2 million increase from higher rates, reflecting interim rates in Minnesota and South Dakota and updated base rates in North Dakota. Interim rates in Minnesota and South Dakota became effective in January 2026 and December 2025, respectively, and updated base rates in North Dakota went into effect in March 2025.
•A $4.3 million increase in fuel recovery revenues, driven by higher production fuel costs, as described below.
•A $3.5 million increase from the recovery of additional rate base investments.
•A $3.2 million increase from higher commercial and industrial sales volumes.
These increases were partially offset by:
•A $3.3 million increase in PTCs, the benefit of which is provided to customers, as described below.
•A $2.7 million decrease due to the impact of unfavorable weather.

Production Fuel costs increased $6.5 million driven by higher generation from our natural gas facilities and coal-fired facilities, as well as higher natural gas prices.
Purchased Power costs decreased $3.9 million primarily due to a 32% reduction in purchased power volumes, partially offset by a 28% increase in the price of purchased power driven by higher market energy costs.
Operating and Maintenance expenses increased $1.4 million primarily due to higher labor costs, as well as an increase in software costs.
Depreciation and Amortization expense increased $1.1 million as additional assets, including certain wind generation, distribution and transmission assets, were placed in service.
Income Tax Benefit increased $1.2 million primarily due to an increase in PTCs driven by increased wind generation that qualified for PTCs compared to the same period last year. Our wind repowering project was completed in the first quarter of 2026. The completion of these facility repowering projects results in the commencement of PTCs earned from the generation from these facilities as they are placed back into service. PTCs are credited to customers, resulting in a reduction of both operating revenue and income taxes.
MANUFACTURING SEGMENT RESULTS
The following table summarizes Manufacturing segment operating results for the three months ended March 31, 2026 and 2025:

(in thousands)	2026	2025	$ change	% change

Operating Revenues	$89,559	$81,685	$7,874	9.6%
Cost of Products Sold (excluding depreciation)	67,521	64,300	3,221	5.0
Selling, General, and Administrative Expenses	11,122	9,535	1,587	16.6
Depreciation and Amortization	4,787	5,424	(637)	(11.7)
Operating Income	6,129	2,426	3,703	152.6
Interest Expense	(599)	(623)	24	(3.9)
Other Income (Expense), net	—	1	(1)	(100.0)
Income Before Income Taxes	5,530	1,804	3,726	206.5
Income Tax Expense	1,247	272	975	358.5
Net Income	$4,283	$1,532	$2,751	179.6%
Operating Revenues increased $7.9 million primarily due to a 5% increase in steel costs, which are passed on to customers, and a 4% increase in sales volumes. Demand improved in certain markets we serve, including the construction and recreational vehicle markets, compared to softer demand and tighter inventory management efforts during the same period last year.
Cost of Products Sold increased $3.2 million primarily due to higher steel costs and sales volumes, partially offset by the impact of improved production efficiencies compared to the same period last year, as we have continued to align our cost structure with current demand levels.
Selling, General, and Administrative Expenses increased $1.6 million, driven by variable compensation costs associated with financial results during the period and expectations for full-year performance.
Income Tax Expense increased $1.0 million due to an increase in income before income taxes.
PLASTICS SEGMENT RESULTS
The following table summarizes Plastics segment operating results for the three months ended March 31, 2026 and 2025:

(in thousands)	2026	2025	$ change	% change

Operating Revenues	$91,597	$105,948	$(14,351)	(13.5)%
Cost of Products Sold (excluding depreciation)	40,015	40,087	(72)	(0.2)
Selling, General, and Administrative Expenses	5,207	5,439	(232)	(4.3)
Depreciation and Amortization	1,672	1,546	126	8.2
Operating Income	44,703	58,876	(14,173)	(24.1)
Interest Expense	(146)	(146)	—	—
Other Income	2	2	—	—
Income Before Income Taxes	44,559	58,732	(14,173)	(24.1)
Income Tax Expense	11,619	15,293	(3,674)	(24.0)
Net Income	$32,940	$43,439	$(10,499)	(24.2)%

Operating Revenues decreased $14.4 million primarily due to a 19% decrease in average sales prices compared with the same period last year, continuing the multi‑year decline in product pricing from peak levels in late 2022. This decrease was partially offset by a 7% increase in sales volumes. Sales volumes benefited from the opportunistic sale of specialty pipe during the period. Late in the quarter, we also benefited from distributor and contractor demand as they sought to secure inventories in advance of potential PVC resin cost increases. Expectations of higher resin costs, driven in part by energy market volatility and geopolitical developments, contributed to the demand during the period and may continue to impact customer purchasing patterns and future results.
Cost of Products Sold decreased $0.1 million primarily due to a 12% decrease in the cost of input materials, including PVC resin, however, the decrease was largely offset by a 7% increase in sales volumes.
Income Tax Expense decreased $3.7 million due to a decrease in income before income taxes.
CORPORATE RESULTS
The following table summarizes Corporate operating results for the three months ended March 31, 2026 and 2025:

(in thousands)	2026	2025	$ change	% change

General and Administrative Expenses	$5,442	$6,318	$(876)	(13.9)%
Depreciation and Amortization	75	28	47	167.9
Operating Loss	5,517	6,346	(829)	(13.1)
Interest Expense	(155)	(127)	(28)	22.0
Nonservice Cost Components of Postretirement Benefits	(282)	(273)	(9)	3.3
Other Income (Expense), net	3,283	3,694	(411)	(11.1)
Loss Before Income Taxes	2,671	3,052	(381)	(12.5)
Income Tax Benefit	(2,808)	(1,472)	(1,336)	90.8
Net Income (Loss)	$137	$(1,580)	$1,717	n/m
General and Administrative Expenses decreased $0.9 million primarily driven by lower employee healthcare claims under our self-insured healthcare program and lower external service provider costs.
Income Tax Benefit increased $1.3 million due to the internal allocation of interim tax expense.

REGULATORY MATTERS
The following provides a summary of general rates, rate rider and other regulatory filings that have or are expected to have a material impact on our operating results, financial position or cash flows.
GENERAL RATES
South Dakota Rate Case
On June 4, 2025, OTP filed a request with the SDPUC for an increase in revenue recoverable under general rates in South Dakota. In its filing, OTP requested a net increase in annual revenue of $5.7 million, or 12.50%, based on an allowed rate of return on rate base of 8.29%. Interim rates went into effect on December 1, 2025, and were subject to potential refund until the finalization of the rate case.
On March 10, 2026, the SDPUC approved a settlement agreement between OTP and the commission staff in the general rate case. The key provisions of the order include a net increase in annual revenue of $3.3 million, or 7.7%, based on a return on rate base of 7.09%. Through the settlement of the case, the parties also agreed to a moratorium on increases to base rates until December 1, 2029, with certain exceptions. New base rates in South Dakota went into effect on April 1, 2026, and interim rate refunds totaling $1.3 million will be refunded to customers beginning in May 2026.
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
RATE RIDERS
The following table includes a summary of pending and recently concluded rate rider proceedings with a significant revenue impact:

Recovery			Filing	Amount	Effective
Mechanism	Jurisdiction	Status	Date	(in millions)	Date	Notes

RRR - 2026	MN	Requested	02/25/26	48.0	10/01/26
Recovery of Solway Solar costs, Abercrombie Solar costs, Hoot Lake Solar costs, Ashtabula III costs, wind upgrade project costs at our four owned wind facilities, and true up of PTCs related to Merricourt.

ECO - 2026	MN	Requested	04/01/26	10.6	12/01/26	Recovery of energy conservation improvement costs as well as a demand-side management financial incentive.
ECO - 2025	MN	Approved	04/01/25	9.5	12/01/25	Recovery of energy conservation improvement costs as well as a demand-side management financial incentive.
TCR - 2026	MN	Requested	03/23/26	7.4	01/01/27	Recovery of transmission project costs.
EUIC - 2025	MN	Approved	05/03/24	4.1	02/01/25	Recovery of advanced metering infrastructure, outage management system, geographic information system, and demand-response projects.
TCR - 2026	ND	Approved	09/15/25	5.1	02/01/26	Recovery of transmission project costs.
MDT - 2026	ND	Approved	08/01/25	3.7	01/01/26	Recovery of advanced metering infrastructure and demand-response projects.
TCR - 2025	ND	Approved	09/16/24	3.1	01/01/25	Recovery of transmission project costs.
PIR - 2025	SD	Approved	12/20/24	3.2	09/01/25
Recovery of Ashtabula III, Merricourt, Astoria Station, wind upgrade projects, advanced grid infrastructure project costs, addition of Solway Solar and Abercrombie Solar, and impact of load growth credits.

LIQUIDITY
LIQUIDITY OVERVIEW
We believe our financial condition is strong and our cash and cash equivalents, other liquid assets, operating cash flows, existing lines of credit, access to capital markets and borrowing ability because of investment-grade credit ratings, when taken together, provide us ample liquidity to conduct our business operations, fund our capital expenditure program and satisfy our obligations as they become due. Our liquidity, including our operating cash flows and access to capital markets, could be impacted by macroeconomic factors outside of our control, including higher interest rates and debt capital costs, and diminished credit availability. In addition, our liquidity could be impacted by non-compliance with certain financial covenants under our various debt instruments. As of March 31, 2026, we were in compliance with all financial covenants (see the Financial Covenants section under Capital Resources below).
The following table presents the status of our lines of credit as of March 31, 2026:

		2026
(in thousands)	Borrowing Limit	Amount Outstanding	Letters of Credit	Amount Available

OTC Credit Agreement	$170,000	$—	$—	$170,000
OTP Credit Agreement	220,000	67,971	11,514	140,515
Total	$390,000	$67,971	$11,514	$310,515
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

As of March 31, 2026, we had $310.5 million of available liquidity under our credit facilities and $348.4 million of available cash and cash equivalents, resulting in total available liquidity of $658.9 million.
CASH FLOWS
The following is a discussion of our cash flows for the three months ended March 31, 2026 and 2025:

(in thousands)	2026	2025

Net Cash Provided by Operating Activities	$70,611	$39,469

Net Cash Provided by Operating Activities increased $31.1 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily due to a decrease in working capital requirements, largely driven by the timing of vendor payments and the recovery of fuel cost and rider revenue from our utility customers. Net cash provided by operating activities in our Electric segment is regularly affected by the timing of payments made for operating costs and the various mechanisms used to recover costs from or return amounts to our utility customers. The timing of recoveries and refunds can vary by the recovery or refund mechanism. Due to the numerous factors that impact the timing of our cash receipts and cash payments, our cash provided by operating activities can vary significantly from our net income for the period.

(in thousands)	2026	2025

Net Cash Used in Investing Activities	$187,008	$60,911

Net Cash Used in Investing Activities increased $126.1 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase in cash used in investing activities included a $127.3 million increase in capital expenditures. Capital expenditures in our Electric segment increased $125.0 million primarily due to the timing of investments under our five-year capital spending plan. During the three months ended March 31, 2026, we acquired nearly all of the necessary solar panels for our Abercrombie solar project. The procurement of these panels was accelerated to mitigate the impact of potential tariff-related cost increases in the future. We currently estimate the facility will be operational by the end of 2028.

(in thousands)	2026	2025

Net Cash Provided by Financing Activities	$78,558	$11,605

Net Cash Provided by Financing Activities for the three months ended March 31, 2026 included the issuance of $100.0 million of long-term debt at OTP, the proceeds of which were used to repay short-term borrowings under the OTP credit agreement, fund Electric segment construction expenditures and support operating activities. We manage the capital structure of OTP independent from our consolidated financial position to ensure compliance with the capital structure approved through regulation; therefore, our decision to issue long-term debt at OTP is not impacted by our consolidated cash and cash equivalent position.
Financing activities for the three months ended March 31, 2026 also included net short-term borrowings of $7.7 million and dividend payments of $24.3 million. Financing activities for the three months ended March 31, 2025 included the issuance of $50.0 million of long-term debt at OTP, net repayments of short-term debt of $10.8 million and dividend payments of $22.0 million.

CAPITAL REQUIREMENTS
CONTRACTUAL OBLIGATIONS
Our contractual obligations primarily include principal and interest payments due under our outstanding debt obligations, commitments to acquire coal, energy and capacity commitments, payments to meet our postretirement benefit obligations, and payment obligations under land easements and leasing arrangements.
In connection with our Abercrombie Solar project currently under development in southeastern North Dakota, we have entered into multiple agreements to lease approximately 2,200 acres of land on which the facility will be constructed. The leases commenced on May 1, 2026, and have an initial term of 35 years, with renewal options to extend the term up to an additional ten years. Total lease payments over the initial 35-year term are expected to be approximately $54 million, which will be recovered from our utility customers over the estimated useful life of the facility.
Our contractual obligations as of December 31, 2025 are included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2025. There were no material changes in our contractual obligations outside of the ordinary course of business during the three months ended March 31, 2026, except for the land leases discussed above.

COMMON STOCK DIVIDENDS
We paid dividends to our shareholders totaling $24.3 million, or $0.5775 per share, in the first three months of 2026. The determination of the amount of future cash dividends to be paid will depend on, among other things, our financial condition, our actual or expected level of earnings and cash flows from operations, the level of our capital expenditures and our future business prospects. As a result of certain statutory limitations or regulatory or financing agreements, the amount of dividends we are allowed to pay could be restricted. See Note 11 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information. The decision to declare dividends is reviewed quarterly by our Board of Directors.

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
REGISTRATION STATEMENTS
On May 3, 2024, we filed two registration statements with the SEC, replacing two previously filed registration statements upon their expiration. The first statement, a shelf registration, allows us to offer for sale, from time to time, either separately or together in any combination, equity, debt or other securities described in the registration statement. No new debt or equity has been issued pursuant to the registration statement. The second registration statement allows for the issuance of up to 1,500,000 common shares under our Automatic Dividend Reinvestment and Share Purchase Plan, which provides our common shareholders, retail customers of OTP and other interested investors a method of purchasing our common shares by reinvesting their dividends and/or making optional cash investments. Shares purchased under the plan may be newly issued common shares or common shares purchased on the open market. As of March 31, 2026, there were 1,306,321 shares available for purchase or issuance under the plan. Both registration statements expire in May 2027.
SHORT-TERM DEBT
OTC and OTP are each party to a credit agreement (the OTC Credit Agreement and the OTP Credit Agreement, respectively) which each provides for unsecured revolving lines of credit. The following is a summary of key provisions and borrowing information as of and for the three months ended, March 31, 2026:

(in thousands, except interest rates)	OTC Credit Agreement	OTP Credit Agreement

Borrowing Limit	$170,000	$220,000
Borrowing Limit if Accordion Exercised[1]	290,000	300,000
Amount Restricted Due to Outstanding Letters of Credit as of March 31, 2026	—	11,514
Amount Outstanding as of March 31, 2026	—	67,971
Average Amount Outstanding During the Three Months Ended March 31, 2026	—	87,907
Maximum Amount Outstanding During the Three Months Ended March 31, 2026	$—	$127,338
Interest Rate as of March 31, 2026	5.16%	5.53%
Maturity Date	December 11, 2030	December 11, 2030

[1]Each facility includes an accordion featuring allowing the borrower to increase the borrowing limit if certain terms and conditions are met.
LONG-TERM DEBT
On March 19, 2026, OTP entered into a Note Purchase Agreement pursuant to which OTP issued, in a private placement transaction, $170.0 million of senior unsecured notes consisting of (a) $100.0 million of 5.33% Series 2026A Senior Unsecured Notes due March 19, 2036, and (b) $70.0 million of 6.04% Series 2026B Senior Unsecured Notes due June 4, 2056. The Series 2026A Notes were issued on March 19, 2026, upon entering into the agreement. The Series 2026B Notes are expected to be issued on June 4, 2026, subject to the satisfaction of certain customary conditions to closing.

As of March 31, 2026, we had $1.1 billion of principal outstanding under long-term debt arrangements. These instruments generally provide for unsecured borrowings at fixed rates of interest with maturities ranging from 2026 to 2055. Note 7 to our consolidated financial statements included in this Quarterly Report on Form 10-Q includes additional information regarding these long-term debt instruments.
Financial Covenants
Certain of our short- and long-term debt agreements require OTC and OTP to maintain certain financial covenants. As of March 31, 2026, we were in compliance with these financial covenants as further described below:
OTC, under its financial covenants, may not permit its ratio of interest-bearing debt to total capitalization to exceed 0.60 to 1.00 or 0.65 to 1.00, depending on the debt agreement, may not permit its interest and dividend coverage ratio to be less than 1.50 to 1.00 and may not permit its priority indebtedness to exceed 10 percent of its total capitalization. As of March 31, 2026, OTC's interest-bearing debt to total capitalization was 0.40 to 1.00, OTC's interest and dividend coverage ratio was 7.76 to 1.00 and OTC had no priority indebtedness outstanding.
OTP, under its financial covenants, may not permit its ratio of interest-bearing debt to total capitalization to exceed 0.60 to 1.00 or 0.65 to 1.00, depending on the debt agreement, may not permit its interest and dividend coverage ratio to be less than 1.50 to 1.00 and may not permit its priority indebtedness to exceed 20 percent of its total capitalization. As of March 31, 2026, OTP's interest-bearing debt to total capitalization was 0.50 to 1.00 or 0.48 to 1.00, depending on the debt agreement, OTP's interest and dividend coverage ratio was 3.13 to 1.00 and OTP had no priority indebtedness outstanding.
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

CRITICAL ACCOUNTING POLICIES INVOLVING SIGNIFICANT ESTIMATES
The discussion and analysis of our results of operations are based on financial statements prepared in accordance with generally accepted accounting principles in the United States of America. Certain of our accounting policies require management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the preparation of our consolidated financial statements. We have disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025 the critical accounting policies that affect our most significant estimates and assumptions used in preparing our consolidated financial statements. There have been no material changes to our critical accounting policies and estimates from those disclosed in the most recent Annual Report on Form 10-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk from those disclosed in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) as of March 31, 2026, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2026.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2026 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Several class action complaints have been filed against Northern Pipe Products, Vinyltech Corporation, Otter Tail Corporation and over twenty other parties. The complaints allege, among other things, that our companies and the other defendants and alleged co-conspirators conspired to fix, raise, maintain and stabilize the price of PVC municipal water, PVC plumbing pipe, PVC pipe fixtures and PVC conduit pipe in violation of United States federal and state antitrust laws, Canadian competition laws, and consumer protection and competition laws. See Note 10, Commitments and Contingencies, to the consolidated financial statements, which is incorporated herein by reference, for further discussion of this matter.

ITEM 1A.	RISK FACTORS
There have been no material changes from the risk factors disclosed in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Otter Tail Corporation common shares were made on the open market during the three months ended March 31, 2026 as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(3)

January 2026(1)	16,875	$81.41	—	$—
February 2026(2)	3,157	86.11	—	—
March 2026	—	—	—	—
Total	20,032	$82.15	—	$—

(1) These purchases were made to satisfy obligations under our Employee Stock Purchase Plan as we elected to acquire shares in the open market to fulfill share issuances to plan participants.
(2) These purchases were made in connection with our Employee Stock Ownership Plan as we elected to acquire shares in the open market to fulfill share contributions to the plan.
(3) We do not have any publicly announced share repurchase plans or programs.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
The following Exhibits are filed as part of, or incorporated by reference into, this report.

No.	Description

10.1	Form of Executive Performance Share Award Agreement - Cash Settlement (Executives)
10.2	Note Purchase Agreement dated as of March 19, 2026, between Otter Tail Power Company and the Purchasers named therein
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OTTER TAIL CORPORATION

By:	/s/ Tyler J. Nelson
Tyler J. Nelson Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)

Dated: May 6, 2026