Form 10-Q
period 2026-06-30
Otter Tail Corp
filed 2026-08-05
CIK 1466593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2026 or
☐    Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
41,985,580 Common Shares ($5 par value) as of July 31, 2026.

DEFINITIONS
The following abbreviations or acronyms are used in the text.

AFUDC	Allowance for Funds Used During Construction	MISO	Midcontinent Independent System Operator, Inc.
ARO	Asset Retirement Obligation	MPUC	Minnesota Public Utilities Commission
ARP	Alternative Revenue Program	NCPC	Non-Converter Seller Purchaser Class
ASC	Accounting Standards Codification	OPIS	Oil Price Information Systems, LLC.
DOJ	U.S. Department of Justice	OTC	Otter Tail Corporation
DPP	Direct Purchaser Class	OTP	Otter Tail Power Company
ECO	Energy Conservation and Optimization Rider	PIR	Phase-In Rider
ESSRP	Executive Survivor and Supplemental Retirement Plan	PSLRA	Private Securities Litigation Reform Act of 1995
EUIC	Electric Utility Infrastructure Costs Rider	PTC	Production Tax Credits
EUP	End-User Class	PVC	Polyvinyl chloride
FASB	Financial Accounting Standards Board	ROE	Return on equity
FERC	Federal Energy Regulatory Commission	RRR	Renewable Resource Rider
IRP	Integrated Resource Plan	RTO	Regional Transmission Organizations
kwh	kilowatt-hour	SDPUC	South Dakota Public Utilities Commission
MDT	Metering & Distribution Technology Rider	SEC	Securities and Exchange Commission
Merricourt	Merricourt Wind Energy Center	TCR	Transmission Cost Recovery Rider

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
PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

OTTER TAIL CORPORATION
CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share data)	June 30, 2026	December 31, 2025

Assets
Current Assets
Cash and Cash Equivalents	$278,383	$386,193
Restricted Cash	73,500	—
Receivables, net of allowance for credit losses	199,034	145,496
Inventories	169,980	158,598
Investments	55,320	54,311
Regulatory Assets	19,917	20,437
Other Current Assets	41,219	34,690
Total Current Assets	837,353	799,725
Noncurrent Assets
Investments	82,666	78,823
Property, Plant and Equipment, net of accumulated depreciation	3,138,430	2,876,685
Regulatory Assets	91,843	86,062
Intangible Assets, net of accumulated amortization	4,108	4,642
Goodwill	37,572	37,572
Other Noncurrent Assets	101,633	80,770
Total Noncurrent Assets	3,456,252	3,164,554
Total Assets	$4,293,605	$3,964,279

Liabilities and Shareholders' Equity
Current Liabilities
Short-Term Debt	$53,847	$60,242
Current Maturities of Long-Term Debt	79,977	79,951
Accounts Payable	131,054	93,606
Accrued Salaries and Wages	32,197	35,666
Accrued Taxes	14,236	18,460
Regulatory Liabilities	28,830	16,600
Other Current Liabilities	150,427	46,433
Total Current Liabilities	490,568	350,958
Noncurrent Liabilities
Pension Benefit Liability	32,001	32,376
Other Postretirement Benefits Liability	32,341	31,813
Regulatory Liabilities	300,720	297,398
Deferred Income Taxes	289,697	305,931
Deferred Tax Credits	14,155	14,321
Other Noncurrent Liabilities	124,363	106,156
Total Noncurrent Liabilities	793,277	787,995
Commitments and Contingencies (Note 10)
Capitalization
Long-Term Debt	1,132,889	963,566
Shareholders' Equity
Common Shares: 50,000,000 shares authorized, $5 par value; 41,985,580 and 41,905,520 outstanding at June 30, 2026 and December 31, 2025	209,928	209,528
Additional Paid-In Capital	432,754	434,195
Retained Earnings	1,234,046	1,217,567
Accumulated Other Comprehensive Income	143	470
Total Shareholders' Equity	1,876,871	1,861,760
Total Capitalization	3,009,760	2,825,326
Total Liabilities and Shareholders' Equity	$4,293,605	$3,964,279
See accompanying condensed notes to consolidated financial statements.

OTTER TAIL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per-share amounts)	2026	2025	2026	2025

Operating Revenues
Electric	$121,320	$128,731	$287,188	$278,451
Product Sales	213,063	204,312	394,221	391,945
Total Operating Revenues	334,383	333,043	681,409	670,396
Operating Expenses
Electric Production Fuel	10,613	16,292	31,385	30,613
Electric Purchased Power	13,270	15,497	40,282	46,367
Electric Operating and Maintenance Expenses	54,692	46,804	104,948	95,685
Cost of Products Sold (excluding depreciation)	118,409	105,966	225,947	210,353
Nonelectric Selling, General, and Administrative Expenses	22,169	17,352	43,940	38,644
Depreciation and Amortization	30,811	29,447	60,789	58,822
Electric Property Taxes	5,121	4,227	9,583	8,455
Legal Settlement Expenses	103,500	—	103,500	—
Total Operating Expenses	358,585	235,585	620,374	488,939
Operating Income (Loss)	(24,202)	97,458	61,035	181,457
Other Income and (Expense)
Interest Expense	(12,890)	(11,720)	(25,526)	(23,273)
Nonservice Components of Postretirement Benefits	1,050	854	1,494	2,136
Other Income (Expense), net	7,278	4,788	11,720	9,244
Income (Loss) Before Income Taxes	(28,764)	91,380	48,723	169,564
Income Tax (Benefit) Expense	(21,157)	13,652	(16,280)	23,737
Net Income (Loss)	$(7,607)	$77,728	$65,003	$145,827

Weighted-Average Common Shares Outstanding:
Basic	41,955	41,874	41,929	41,850
Diluted	41,955	42,118	42,100	42,090
Earnings (Loss) Per Share:
Basic	$(0.18)	$1.86	$1.55	$3.48
Diluted	$(0.18)	$1.85	$1.54	$3.46
See accompanying condensed notes to consolidated financial statements.

OTTER TAIL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025

Net Income (Loss)	$(7,607)	$77,728	$65,003	$145,827
Other Comprehensive Income (Loss):
Unrealized Gains (Losses) on Available-for-Sale Securities, net of tax (expense) benefit of $43, $0, $108 and ($66)	(126)	12	(327)	225
Pension and Other Postretirement Benefits, net of tax benefit of $0, $4, $0 and $8	—	(12)	—	(23)
Total Other Comprehensive Income (Loss)	(126)	—	(327)	202
Total Comprehensive Income (Loss)	$(7,733)	$77,728	$64,676	$146,029
See accompanying condensed notes to consolidated financial statements.

OTTER TAIL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)

(in thousands, except common shares outstanding)	Common Shares Outstanding	Par Value, Common Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity

Balance, March 31, 2026	41,953,525	$209,768	$431,829	$1,265,926	$269	$1,907,792
Stock Issued Under Share-Based Compensation Plans, net of shares withheld for employee taxes	32,055	160	(160)	—	—	—
Stock Purchase Plan Expenses	—	—	(225)	—	—	(225)
Stock Compensation Expense	—	—	1,310	—	—	1,310
Net Loss	—	—	—	(7,607)	—	(7,607)
Other Comprehensive Loss	—	—	—	—	(126)	(126)
Common Dividends ($0.5775 per share)	—	—	—	(24,273)	—	(24,273)
Balance, June 30, 2026	41,985,580	$209,928	$432,754	$1,234,046	$143	$1,876,871

Balance, March 31, 2025	41,873,995	$209,370	$431,423	$1,075,834	$734	$1,717,361
Stock Issued Under Share-Based Compensation Plans, net of shares withheld for employee taxes	30,375	152	(152)	—	—	—
Stock Purchase Plan Expenses	—	—	(244)	—	—	(244)
Stock Compensation Expense	—	—	1,637	—	—	1,637
Net Income	—	—	—	77,728	—	77,728
Other Comprehensive Income	—	—	—	—	—	—
Common Dividends ($0.5250 per share)	—	—	—	(22,020)	—	(22,020)
Balance, June 30, 2025	41,904,370	$209,522	$432,664	$1,131,542	$734	$1,774,462

Balance, December 31, 2025	41,905,520	$209,528	$434,195	$1,217,567	$470	$1,861,760
Stock Issued Under Share-Based Compensation Plans, net of shares withheld for employee taxes	80,060	400	(4,374)	—	—	(3,974)
Stock Purchase Plan Expenses	—	—	(240)	—	—	(240)
Stock Compensation Expense	—	—	3,173	—	—	3,173
Net Income	—	—	—	65,003	—	65,003
Other Comprehensive Loss	—	—	—	—	(327)	(327)
Common Dividends ($1.155 per share)	—	—	—	(48,524)	—	(48,524)
Balance, June 30, 2026	41,985,580	$209,928	$432,754	$1,234,046	$143	$1,876,871

Balance, December 31, 2024	41,827,967	$209,140	$429,089	$1,029,738	$532	$1,668,499
Stock Issued Under Share-Based Compensation Plans, net of shares withheld for employee taxes	76,403	382	(3,516)	—	—	(3,134)
Stock Purchase Plan Expenses	—	—	(305)	—	—	(305)
Stock Compensation Expense	—	—	7,396	—	—	7,396
Net Income	—	—	—	145,827	—	145,827
Other Comprehensive Income	—	—	—	—	202	202
Common Dividends ($1.05 per share)	—	—	—	(44,023)	—	(44,023)
Balance, June 30, 2025	41,904,370	$209,522	$432,664	$1,131,542	$734	$1,774,462
See accompanying condensed notes to consolidated financial statements.

OTTER TAIL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended June 30,
(in thousands)	2026	2025

Operating Activities
Net Income	$65,003	$145,827
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	60,789	58,822
Deferred Tax Credits	(166)	(285)
Deferred Income Taxes	(18,519)	6,149
Investment Losses	(2,878)	(2,741)
Stock Compensation Expense	8,526	7,396
Legal Settlement Expenses	103,500	—
Other, Net	(4,810)	(1,745)
Changes in Operating Assets and Liabilities:
Receivables	(53,538)	(34,859)
Inventories	(10,590)	(131)
Regulatory Assets	(4,837)	(643)
Other Assets	(2,771)	4,756
Accounts Payable	32,200	(6,477)
Accrued and Other Liabilities	(8,402)	(13,447)
Regulatory Liabilities	20,749	198
Pension and Other Postretirement Benefits	(1,545)	(3,441)
Net Cash Provided by Operating Activities	182,711	159,379
Investing Activities
Capital Expenditures	(324,755)	(124,239)
Proceeds from Disposal of Noncurrent Assets	5,165	2,792
Purchases of Investments and Other Assets	(7,015)	(5,579)
Net Cash Used in Investing Activities	(326,605)	(127,026)
Financing Activities
Net Repayments of Short-Term Debt	(6,395)	(69,615)
Proceeds from Issuance of Long-Term Debt	170,000	100,000
Dividends Paid	(48,524)	(44,023)
Payments for Shares Withheld for Employee Tax Obligations	(3,974)	(3,134)
Other, net	(1,523)	(2,991)
Net Cash Provided by (Used in) Financing Activities	109,584	(19,763)
Net Change in Cash, Cash Equivalents and Restricted Cash	(34,310)	12,590
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	386,193	294,651
Cash, Cash Equivalents and Restricted Cash at End of Period	$351,883	$307,241

Supplemental Disclosure of Noncash Investing Activities
Accrued Property, Plant and Equipment Additions	$31,838	$13,576
See accompanying condensed notes to consolidated financial statements,

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
Because of the seasonality of our businesses and other factors, earnings for the three and six months ended June 30, 2026 should not be taken as an indication of earnings for all or any part of the balance of the current year or as an indication of earnings for future years.
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
Segment Profit or Loss
Information about each segment, including significant expenses and net income of each segment, for the three and six months ended June 30, 2026 and 2025 are as follows:
Electric Segment

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025

Operating Revenue	$121,320	$128,731	$287,188	$278,451
Production Fuel and Purchased Power	23,883	31,789	71,667	76,980
Operating and Maintenance Expenses	54,692	46,804	104,948	95,685
Depreciation and Amortization	24,223	22,278	47,669	44,655
Property Taxes	5,121	4,227	9,583	8,455
Interest Expense	11,990	10,822	23,726	21,479
Income Tax Benefit	(13,104)	(4,469)	(18,286)	(8,477)
Other Segment Items(1)	(4,183)	(1,915)	(6,067)	(4,229)
Net Income	$18,698	$19,195	$53,948	$43,903

(1) Other segment items include nonservice components of postretirement benefits, allowance for funds used during construction and other expenses (income).
Manufacturing Segment

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025

Operating Revenue	$88,461	$78,726	$178,021	$160,412
Cost of Goods Sold	69,419	63,311	140,621	131,827
Selling, General, and Administrative Expenses	12,544	10,350	24,772	21,093
Interest Expense	591	627	1,190	1,249
Income Tax Expense	1,336	958	2,585	1,230
Other Segment Items	—	(1)	(1)	—
Net Income	$4,571	$3,481	$8,854	$5,013
Plastics Segment

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025

Operating Revenue	$124,602	$125,586	$216,200	$231,533
Cost of Goods Sold	52,661	46,929	92,678	87,016
Selling, General, and Administrative Expenses	7,874	6,623	14,752	13,608
Legal Settlement Expenses	103,500	—	103,500	—
Interest Expense	325	246	472	392
Income Tax (Benefit) Expense	(9,678)	18,684	1,941	33,977
Other Segment Items	1	—	(2)	(3)
Net Income (Loss)	$(30,081)	$53,104	$2,859	$96,543

Capital Expenditures and Identifiable Assets
The following provides capital expenditures for each reportable segment and our corporate cost center for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
(in thousands)	2026	2025

Capital Expenditures
Electric	$310,660	$114,038
Manufacturing	7,913	4,674
Plastics	6,136	4,915
Corporate	46	612
Total Capital Expenditures	$324,755	$124,239
The following provides the identifiable assets by segment and corporate assets as of June 30, 2026 and December 31, 2025:

(in thousands)	June 30, 2026	December 31, 2025

Identifiable Assets
Electric	$3,298,885	$3,006,695
Manufacturing	259,342	243,737
Plastics	306,994	185,936
Corporate	428,384	527,911
Total Identifiable Assets	$4,293,605	$3,964,279
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
Included below are a reconciliation of certain segment information and our unallocated corporate costs to consolidated amounts for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025

Depreciation and Amortization
Electric	$24,223	$22,278	$47,669	$44,655
Manufacturing	4,762	5,523	9,549	10,946
Plastics	1,750	1,588	3,422	3,135
Corporate	76	58	149	86
Total Depreciation and Amortization	$30,811	$29,447	$60,789	$58,822

Interest Expense
Total Interest Expense of Reportable Segments	$12,906	$11,695	$25,388	$23,120
Corporate Interest Expense (Income)	(16)	25	138	153
Total Interest Expense	$12,890	$11,720	$25,526	$23,273

Income Tax Expense (Benefit)
Total Income Tax Expense (Benefit) of Reportable Segments	$(21,446)	$15,173	$(13,760)	$26,730
Corporate Income Tax Expense (Benefit)	289	(1,521)	(2,520)	(2,993)
Total Income Tax Expense (Benefit)	$(21,157)	$13,652	$(16,280)	$23,737

Net Income (Loss)
Total Net Income (Loss) of Reportable Segments	$(6,812)	$75,780	$65,661	$145,459
Corporate Net Income (Loss)	(795)	1,948	(658)	368
Total Net Income (Loss)	$(7,607)	$77,728	$65,003	$145,827

3. Revenue
The following presents our operating revenues from external customers, in total and by amounts arising from contracts with customers and alternative revenue program (ARP) arrangements, disaggregated by revenue source and segment for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025

Operating Revenues
Electric Segment
Retail: Residential	$28,907	$29,586	$74,962	$72,846
Retail: Commercial and Industrial	75,208	78,699	176,153	166,585
Retail: Other	1,996	1,845	4,232	4,071
Total Retail	106,111	110,130	255,347	243,502
Transmission	11,101	13,232	24,551	25,363
Wholesale	883	3,261	2,386	6,039
Other	3,225	2,108	4,904	3,547
Total Electric Segment	121,320	128,731	287,188	278,451
Manufacturing Segment
Metal Parts and Tooling	77,546	69,348	155,190	140,219
Plastic Products and Tooling	8,809	7,587	18,650	16,545
Scrap Metal	2,106	1,791	4,181	3,648
Total Manufacturing Segment	88,461	78,726	178,021	160,412
Plastics Segment
PVC Pipe	124,602	125,586	216,200	231,533
Total Operating Revenue	334,383	333,043	681,409	670,396
Less: Non-contract Revenues Included Above
Electric Segment - ARP Revenues	(354)	610	3,812	628
Total Operating Revenues from Contracts with Customers	$334,737	$332,433	$677,597	$669,768
4. Select Balance Sheet Information
Cash, Cash Equivalents and Restricted Cash
The following table reconciles the amounts presented for cash, both unrestricted and restricted, in the consolidated balance sheets to the amounts presented in the consolidated statements of cash flows as of June 30, 2026 and December 31, 2025:

(in thousands)	June 30, 2026	December 31, 2025

Cash and Cash Equivalents	$278,383	$386,193
Restricted Cash(1)	73,500	—
Total Cash, Cash Equivalents and Restricted Cash	$351,883	$386,193
(1) Represents the amounts held in the escrow accounts as part of the pending legal settlements of certain class-action lawsuits. These amounts will remain restricted until such time the related settlement agreements receive final court approval and the funds are disbursed to the class members or settlement agreements are terminated, at which point the funds would be returned to the Company. See Note 10, Commitments and Contingencies, for additional information.

Receivables and Allowance for Credit Losses
Receivables as of June 30, 2026 and December 31, 2025 are as follows:

(in thousands)	June 30, 2026	December 31, 2025

Receivables
Trade	$169,019	$110,180
Other	10,653	12,094
Unbilled Receivables	21,270	24,868
Total Receivables	200,942	147,142
Less: Allowance for Credit Losses	1,908	1,646
Receivables, net of allowance for credit losses	$199,034	$145,496
The following is a summary of activity in the allowance for credit losses for the six months ended June 30, 2026 and 2025:

(in thousands)	2026	2025

Beginning Balance, January 1	$1,646	$1,920
Additions Charged to Expense	729	880
Reductions for Amounts Written Off, Net of Recoveries	(467)	(443)
Ending Balance, June 30	$1,908	$2,357
Inventories
Inventories consist of the following as of June 30, 2026 and December 31, 2025:

(in thousands)	June 30, 2026	December 31, 2025

Raw Material, Fuel and Supplies	$101,547	$90,720
Work in Process	26,224	25,381
Finished Goods	42,209	42,497
Total Inventories	$169,980	$158,598
Investments
The following is a summary of our investments as of June 30, 2026 and December 31, 2025:

(in thousands)	June 30, 2026	December 31, 2025

Short-term Investments
Government Debt Securities	$54,921	$53,915
Corporate Debt Securities	399	396
Total Short-term Investments	55,320	54,311
Long-term Investments
Corporate-Owned Life Insurance Policies	49,872	49,258
Government Debt Securities	8,687	9,221
Corporate Debt Securities	931	924
Mutual Funds	20,542	16,727
Money Market Funds	2,607	2,666
Other Investments	27	27
Total Long-term Investments	82,666	78,823
Total Investments	$137,986	$133,134
Debt Securities. The following table summarizes the amortized cost and fair value of available-for-sale debt securities and the corresponding amounts of gross unrealized gains and losses as of June 30, 2026 and December 31, 2025:

	June 30, 2026

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value

Government Debt Securities	$63,519	$133	$(44)	$63,608
Corporate Debt Securities	1,334	1	(5)	1,330
Total Debt Securities	$64,853	$134	$(49)	$64,938

	December 31, 2025

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value

Government Debt Securities	$62,617	$527	$(8)	$63,136
Corporate Debt Securities	1,309	12	(1)	1,320
Total Debt Securities	$63,926	$539	$(9)	$64,456
As of June 30, 2026 and December 31, 2025, no unrealized losses on debt securities were deemed to be credit related.
The following table summarizes the fair value of available-for-sale debt securities by contractual maturity date as of June 30, 2026:

(in thousands)	June 30, 2026

Due in one year or less	$55,320
Due in one to five years	9,091
Due in five to ten years	527
Total Debt Securities	$64,938
Equity Securities. The amount of net unrealized gains and losses during the three and six months ended June 30, 2026 and 2025 on marketable equity securities still held as of June 30, 2026 and 2025 was not material.
Property, Plant and Equipment
Major classes of property, plant and equipment as of June 30, 2026 and December 31, 2025 include:

(in thousands)	June 30, 2026	December 31, 2025

Electric Plant
Electric Plant in Service	$3,461,933	$3,370,677
Construction Work in Progress	400,844	233,978
Total Gross Electric Plant	3,862,777	3,604,655
Less Accumulated Depreciation	897,871	899,401
Net Electric Plant	2,964,906	2,705,254
Nonelectric Property, Plant and Equipment
Nonelectric Property, Plant and Equipment	412,845	404,922
Construction Work in Progress	14,989	12,389
Total Gross Nonelectric Property, Plant and Equipment	427,834	417,311
Less Accumulated Depreciation	254,310	245,880
Net Nonelectric Property, Plant and Equipment	173,524	171,431
Total Net Property, Plant and Equipment	$3,138,430	$2,876,685
Leases
Land Leases. In connection with our Abercrombie Solar project, which is currently under construction in southeastern North Dakota, we have entered into multiple land lease agreements for the property on which the facility will be constructed. The leases commenced on May 1, 2026, and have an initial term of 35 years, with options to extend the lease term for up to an additional 10 years. Total contractual lease payments over the initial 35-year term are $53.9 million. Upon commencement of the leases, we recognized operating lease right-of-use assets and corresponding lease liabilities of $20.1 million during the three months ended June 30, 2026.

5. Regulatory Matters
Regulatory Assets and Liabilities
The following presents our current and long-term regulatory assets and liabilities as of June 30, 2026 and December 31, 2025 and the period we expect to recover or refund such amounts:

	Period of	June 30, 2026		December 31, 2025
(in thousands)	Recovery/Refund	Current	Long-Term	Current	Long-Term

Regulatory Assets
Pension and Other Postretirement Benefit Plans[1]	Various	$2,765	$73,141	$2,765	$72,762
Alternative Revenue Program Riders[2]	Up to 2 years	9,193	3,489	7,834	1,036
Deferred Income Taxes[1]	Asset lives	—	8,907	—	9,007
Fuel Clause Adjustments[1]	Up to 1 year	4,528	—	6,558	—
Derivative Instruments[1]	Up to 2 years	2,494	915	2,717	—
Other[1]	Various	937	5,391	563	3,257
Total Regulatory Assets		$19,917	$91,843	$20,437	$86,062
Regulatory Liabilities
Deferred Income Taxes	Asset lives	$—	$122,921	$—	$125,413
Plant Removal Obligations	Asset lives	—	127,059	—	130,686
Fuel Clause Adjustments	Up to 1 year	11,585	—	1,231	—
Alternative Revenue Program Riders	Up to 1 year	11,469	—	9,961	—
North Dakota PTC Refunds	Asset lives	—	38,123	—	29,169
Pension and Other Postretirement Benefit Plans	Various	3,174	10,109	3,174	9,187
Other	Various	2,602	2,508	2,234	2,943
Total Regulatory Liabilities		$28,830	$300,720	$16,600	$297,398

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
On March 10, 2026, the SDPUC approved a settlement agreement between OTP and the commission staff in the general rate case. The key provisions of the order included a net increase in annual revenue of $3.3 million, or 7.7%, based on a return on rate base of 7.09%. Through the settlement of the case, the parties also agreed to a moratorium on increases to base rates until December 1, 2029, with certain exceptions. New base rates in South Dakota went into effect on April 1, 2026, and interim rate refunds totaling $0.8 million were refunded to customers during the three months ended June 30, 2026.
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
In a filing submitted to the MPUC on July 30, 2026, OTP revised its requested net annual revenue increase to $42.3 million to reflect updates and adjustments made since the initial filing.

6. Asset Retirement Obligations
We have recognized Asset Retirement Obligations (AROs) related to our wind turbines, coal-fired generation plants, solar facilities and natural gas combustion turbines. The cost of AROs includes items such as site restoration, closure of ash landfills, monitoring activities and the removal of certain structures.
A reconciliation of the carrying amounts of AROs for the six months ended June 30, 2026:

(in thousands)	2026

Beginning Balance, January 1	$43,987
Adjustments Due to Revisions in Cash Flow Estimates	(6,083)
Accrued Accretion	970
Settlements	(44)
Ending Balance, June 30	$38,830
During the six months ended June 30, 2026, we completed our wind repowering project, which consisted of the replacement or upgrades of hubs, gearboxes, blades, generators and other components at several of our wind facilities. The completion of the project resulted in the extension of the estimated useful lives of these facilities, which directly impacts the timing and amount of the expected cash flows to be incurred to settle the associated retirement obligations. As such, we adjusted our estimated cash flows related to these facilities during the period, which resulted in a $6.1 million reduction in our estimated ARO liabilities, as well as related reduction to property, plant and equipment.
As of June 30, 2026 and December 31, 2025, $0.1 million was included in other current liabilities, and $38.7 million and $43.9 million, respectively, were included in other noncurrent liabilities in the consolidated balance sheets related to AROs.
7. Short-Term and Long-Term Borrowings
Short-Term Debt
The following is a summary of our lines of credit as of June 30, 2026 and December 31, 2025:

		June 30, 2026			December 31, 2025
(in thousands)	Borrowing Limit	Amount Outstanding	Letters of Credit	Amount Available	Amount Available

OTC Credit Agreement	$170,000	$—	$—	$170,000	$170,000
OTP Credit Agreement	220,000	53,847	13,126	153,027	149,297
Total Short-Term Debt	$390,000	$53,847	$13,126	$323,027	$319,297
Borrowings under each credit facility are subject to a variable rate of interest on outstanding balances and a commitment fee is charged based on the average unused amount available to be drawn under the respective facility. The variable rate of interest to be charged is based on a benchmark interest rate, either the Secured Overnight Financing Rate or a Base Rate, as defined in the credit agreements, selected by the borrower at the time of an advance, subject to the conditions of each agreement, plus an applicable credit spread. The credit spread ranges from zero to 2.00%, depending on the benchmark interest rate selected, and is subject to adjustment based on the credit ratings of the relevant borrower. The weighted-average interest rate on all outstanding borrowings as of June 30, 2026 and December 31, 2025 was 4.95% and 5.08%.
Letters of Credit
As of June 30, 2026, we had a total of $16.7 million of unused letters of credit outstanding, including the amounts issued under our credit facilities.

Long-Term Debt
The following is a summary of outstanding long-term debt by borrower as of June 30, 2026 and December 31, 2025:

				(in thousands)
Borrower	Debt Instrument	Rate	Maturity	June 30, 2026	December 31, 2025

OTC	Guaranteed Senior Notes	3.55%	12/15/26	$80,000	$80,000
OTP	Series 2007C Senior Unsecured Notes	6.37%	08/02/27	42,000	42,000
OTP	Series 2013A Senior Unsecured Notes	4.68%	02/27/29	60,000	60,000
OTP	Series 2019A Senior Unsecured Notes	3.07%	10/10/29	10,000	10,000
OTP	Series 2020A Senior Unsecured Notes	3.22%	02/25/30	10,000	10,000
OTP	Series 2020B Senior Unsecured Notes	3.22%	08/20/30	40,000	40,000
OTP	Series 2021A Senior Unsecured Notes	2.74%	11/29/31	40,000	40,000
OTP	Series 2024A Senior Unsecured Notes	5.48%	04/01/34	60,000	60,000
OTP	Series 2025A Senior Unsecured Notes	5.49%	03/27/35	50,000	50,000
OTP	Series 2026A Senior Unsecured Notes	5.33%	03/19/36	100,000	—
OTP	Series 2007D Senior Unsecured Notes	6.47%	08/20/37	50,000	50,000
OTP	Series 2019B Senior Unsecured Notes	3.52%	10/10/39	26,000	26,000
OTP	Series 2020C Senior Unsecured Notes	3.62%	02/25/40	10,000	10,000
OTP	Series 2013B Senior Unsecured Notes	5.47%	02/27/44	90,000	90,000
OTP	Series 2018A Senior Unsecured Notes	4.07%	02/07/48	100,000	100,000
OTP	Series 2019C Senior Unsecured Notes	3.82%	10/10/49	64,000	64,000
OTP	Series 2020D Senior Unsecured Notes	3.92%	02/25/50	15,000	15,000
OTP	Series 2021B Senior Unsecured Notes	3.69%	11/29/51	100,000	100,000
OTP	Series 2022A Senior Unsecured Notes	3.77%	05/20/52	90,000	90,000
OTP	Series 2024B Senior Unsecured Notes	5.77%	04/01/54	60,000	60,000
OTP	Series 2025B Senior Unsecured Notes	5.98%	06/05/55	50,000	50,000
OTP	Series 2026B Senior Unsecured Notes	6.04%	06/04/56	70,000	—
Total Long-Term Debt				1,217,000	1,047,000
Less:	Current Maturities, Net of Unamortized Debt Issuance Costs			79,977	79,951
Less:	Unamortized Long-Term Debt Issuance Costs			4,134	3,483
Total Long-Term Debt, Net of Unamortized Debt Issuance Costs				$1,132,889	$963,566
On March 19, 2026, OTP entered into a Note Purchase Agreement pursuant to which OTP issued, in a private placement transaction, $170.0 million of senior unsecured notes consisting of (a) $100.0 million of 5.33% Series 2026A Senior Unsecured Notes due March 19, 2036, and (b) $70.0 million of 6.04% Series 2026B Senior Unsecured Notes due June 4, 2056. The Series 2026A Notes were issued on March 19, 2026, upon entering into the agreement. The Series 2026B Notes were issued on June 4, 2026.
Pursuant to the terms of the agreement, OTP may prepay all or any portion of the notes (in an amount not less than 10% of the aggregate principal amount of the notes then outstanding in the case of a partial prepayment) at 100% of the principal amount so prepaid, together with unpaid accrued interest and a make-whole amount, as defined in the agreement, provided that no default or event of default exists under the agreement. Any prepayment of the Series 2026A Notes then outstanding on or after December 19, 2035, or the Series 2026B Notes then outstanding on or after December 4, 2055, will be made without any make-whole amount. Consistent with other of our borrowings, the agreement contains a number of restrictions on the business of OTP, including restrictions and limitations on OTP’s ability to merge, sell substantially all assets, create or incur liens on assets, guarantee the obligations of any other party and engage in certain transactions with affiliates.
Financial Covenants
Certain of OTC's and OTP's short- and long-term debt agreements require the borrower, whether OTC or OTP, to maintain certain financial covenants, including a maximum debt to total capitalization ratio of 0.60 to 1.00 or 0.65 to 1.00, depending on the debt agreement, a minimum interest and dividend coverage ratio of 1.50 to 1.00, and a maximum level of priority indebtedness. As of June 30, 2026, OTC and OTP were in compliance with these financial covenants.

8. Employee Postretirement Benefits
The Company sponsors a noncontributory funded pension plan (the Pension Plan), an unfunded, nonqualified Executive Survivor and Supplemental Retirement Plan (ESSRP), both accounted for as defined benefit pension plans, and a postretirement healthcare plan accounted for as an other postretirement benefit plan.
The following table includes the components of net periodic benefit cost (income) related to our defined benefit pension plans and other postretirement benefits for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	Pension Benefits (Pension Plan)		Pension Benefits (ESSRP)		Postretirement Benefits
(in thousands)	2026	2025	2026	2025	2026	2025

Service Cost	$815	$875	$—	$—	$173	$122
Interest Cost	4,307	4,326	459	473	457	402
Expected Return on Assets	(6,242)	(6,191)	—	—	—	—
Amortization of Prior Service Cost	—	—	—	—	(917)	(949)
Amortization of Net Actuarial Loss	712	336	—	—	102	—
Net Periodic Benefit Cost (Income)	$(408)	$(654)	$459	$473	$(185)	$(425)

	Six Months Ended June 30,
	Pension Benefits (Pension Plan)		Pension Benefits (ESSRP)		Postretirement Benefits
(in thousands)	2026	2025	2026	2025	2026	2025

Service Cost	$1,630	$1,751	$—	$—	$345	$245
Interest Cost	8,613	8,652	917	947	914	805
Expected Return on Assets	(12,483)	(12,382)	—	—	—	—
Amortization of Prior Service Cost	—	—	—	—	(1,833)	(1,898)
Amortization of Net Actuarial Loss	1,424	671	—	—	204	—
Net Periodic Benefit Cost (Income)	$(816)	$(1,308)	$917	$947	$(370)	$(848)
The following table includes the impact of regulation on the recognition of periodic benefit cost (income) arising from pension and other postretirement benefits for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025

Net Periodic Benefit Cost (Income)	$(134)	$(606)	$(269)	$(1,209)
Net Amount Amortized Due to the Effect of Regulation	72	749	750	1,069
Net Periodic Benefit Cost (Income) Recognized	$(62)	$143	$481	$(140)
We had no minimum funding requirements for our Pension Plan or any other postretirement benefit plans as of December 31, 2025. We did not make any contributions to our Pension Plan during the six months ended June 30, 2026 and 2025.
9. Income Taxes
During the three and six months ended June 30, 2026, the Company recorded an income tax benefit of $21.2 million and $16.3 million, compared with income tax expense of $13.7 million and $23.7 million for the corresponding periods in 2025. The Company's effective tax rate was a tax benefit of 73.6% and 33.4% for the three and six months ended June 30, 2026 and tax expense at an effective rate of 14.9% and 14.0% for the three and six months ended June 30, 2025.
Income tax benefit for the three and six months ended June 30, 2026 included discrete income tax benefits of $26.3 million related to losses recognized from the settlement agreements executed during the period in connection with the ongoing U.S. PVC pipe antitrust class action litigation. Additional information regarding these matters is included in Note 10 to the consolidated financial statements.
The rates for all periods presented differ from the federal statutory rate of 21% primarily due to the impact of production tax credits (PTCs) associated with the energy generation of our wind and solar assets, partially offset by the impact of state taxes. In 2026, the effective tax rate was also significantly impacted by the discrete tax benefits described above.

The Company's effective tax rate decreased in 2026 compared with 2025 primarily as a result of the discrete tax benefits described above. The decrease was also attributable to higher PTCs generated by the Company's wind generation facilities following the completion of repowering projects at certain facilities in late 2025 and early 2026. Completion of these projects initiated new ten-year periods for earning PTCs on qualifying generation. PTCs are generally credited to customers through rider mechanisms and are reflected as reductions to both operating revenues and income tax expense.
10. Commitments and Contingencies
Contingencies
Self-Funding of Transmission Upgrades for Generator Interconnections. The Federal Energy Regulatory Commission (FERC) has granted transmission owners within Midcontinent Independent System Operator, Inc. (MISO) and other regional transmission organizations (RTOs) the unilateral authority to determine the funding mechanism for interconnection transmission upgrades that are necessary to accommodate new generation facilities connecting to the electrical grid. Under existing FERC orders, transmission owners can unilaterally determine whether the generator pays the transmission owner in advance for the transmission upgrade or, alternatively, the transmission owner can elect to fund the upgrade and recover over time from the generator the cost of and a return on the upgrade investment (a self-funding). FERC’s orders granting transmission owners this unilateral funding authority have been judicially contested on the basis that transmission owners may be motivated to discriminate among generators in making funding determinations. In the most recent judicial proceedings, the petitioners argued to the U.S. Court of Appeals for the District of Columbia that FERC did not comply with a previous judicial order to fully develop a record regarding the risk of discrimination and the financial risk absorbed by transmission owners for generator-funded upgrades. In December 2022, the Court of Appeals ruled in favor of the petitioners remanding the matter to FERC, instructing the agency to adequately explain the basis of its orders. The Court of Appeals decision did not vacate the transmission owners’ unilateral funding authority.
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
Class Action Lawsuits and Related Matters. Beginning in August of 2024, a series of putative federal class action lawsuits, now consolidated under the caption In re: PVC Pipe Antitrust Litigation (Case No. 1:24-cv-07639), were filed in the United States District Court for the Northern District of Illinois against Northern Pipe Products, Vinyltech Corporation, Otter Tail Corporation and more than twenty other PVC pipe manufacturers, as well as Oil Price Information Systems, LLC (OPIS), a reporting service that provides pricing and market information in various industries, including the PVC pipe industry during the relevant period. The Court permitted plaintiffs to proceed through three putative class complaints: a Direct Purchaser Class (DPPs), a Non-Converter Seller Purchaser Class (NCSPs) and an End-User Class (EUPs).
In August of 2025, the three putative classes each filed a first or an amended complaint alleging, among other things, that the defendants and alleged co-conspirators conspired to fix, raise, maintain and stabilize the price of PVC municipal pipe, PVC plumbing pipe, PVC electrical pipe and PVC pipe fittings in violation of U.S. federal and state antitrust laws. The complaints alleged that PVC pipe manufacturers improperly exchanged confidential information through OPIS and engaged in other indirect and direct communications with each other. The plaintiffs were seeking treble damages, injunctive relief, pre- and post-judgment interest, costs and attorneys' fees on behalf of the putative classes.
On May 28, 2026, the Company entered into settlement agreements with the DPPs and NCSPs, individually and on behalf of the putative DPP and NCSP class members. Subject to the satisfaction of certain conditions, the Company’s subsidiaries, Northern Pipe Products, Inc. and Vinyltech Corporation, agreed to pay $39.5 million to resolve all claims asserted, or that could have been asserted, by the DPPs against the Company, and $34.0 million to resolve all claims asserted, or that could have been asserted, by the NCSPs against the Company, in each case relating to the alleged conduct at issue in the PVC pipe antitrust litigation. During the second quarter of 2026, Northern Pipe Products and Vinyltech Corporation paid an aggregate amount of $73.5 million into settlement fund escrow accounts utilizing available cash. As of June 30, 2026, the $73.5 million was included as restricted cash on our consolidated balance sheet pending the final court approval of the DPP and NCSP settlement agreements.
On June 17, 2026, the Company entered into a settlement agreement with the EUPs, individually and on behalf of the putative class members. Subject to the satisfaction of certain conditions, the Company’s subsidiaries, Northern Pipe Products, Inc. and Vinyltech Corporation, agreed to pay $30.0 million to resolve all claims asserted, or that could have been asserted, by the EUPs against the Company, relating to the alleged conduct at issue in the PVC pipe antitrust litigation. In July 2026, Northern Pipe Products and Vinyltech Corporation paid $30.0 million into a settlement fund escrow account utilizing available cash. The amount will be reflected as restricted cash on our consolidated balance sheet pending final court approval of the settlement agreement.
The settlement agreements remain subject to the satisfaction of certain conditions, including final approval by the Court. Following preliminary approval of each settlement by the Court, the settlement administrators began notice campaigns to inform potential class members of the settlements and advise them of their right to request exclusion from, or opt out of the applicable settlement. To be valid, exclusion requests must be received before the end of the applicable notice period. The NCSP notice period ends August 7, 2026, the DPP notice period ends August 25, 2026, and the EUP notice period ends September 8, 2026. The DPP and NCSP settlement agreements contain provisions allowing the Company to terminate the respective settlement agreement if opt outs exceed certain thresholds.
In connection with the class action lawsuits in the United States, we have recognized an estimated loss in the amount of $103.5 million, which was included in other current liabilities on our consolidated balance sheet as of June 30, 2026.
The execution of the settlement agreements does not constitute an admission by the Company of any wrongdoing, fault, or liability, and the Company does not admit any wrongdoing, fault, or liability. Although the Company believes it has factual and legal defenses and was prepared to continue litigating, the Company determined that resolving these claims was in its best interests. The settlements meaningfully reduce the uncertainty, distraction, and potential costs and exposure associated with protracted and complex class action antitrust litigation and allow the Company to maintain its focus on executing its business strategy.
On September 26, 2025, a putative nation-wide class action complaint (Case No. S-257310) was filed in the Supreme Court of British Columbia, Canada against Northern Pipe, Vinyltech Corporation, Otter Tail Corporation and several other PVC pipe manufacturers, as well as OPIS. The complaint alleges that the defendants conspired to fix, raise, maintain, and stabilize the price of PVC pipe through an information exchange, OPIS, breaching Canada's Competition Act. The plaintiffs seek general damages, injunctive relief, pre- and post-judgment interest, punitive damages, costs, and attorneys' fees on behalf of the putative class. The Company believes there are factual and legal defenses to the allegations in the complaint and is defending itself accordingly.
In August 2024, the Company received a grand jury subpoena issued by the U.S. District Court for the Northern District of California, from the U.S. Department of Justice (DOJ) Antitrust Division. The subpoena calls for production of documents regarding the manufacturing, selling and pricing of PVC pipe. The Company has responded to the subpoena and intends to comply with its obligations thereunder. On October 7, 2025, the DOJ filed a motion to intervene and for a partial stay of document discovery in In Re: PVC Pipe Antitrust Litigation. On July 1, 2026, the DOJ moved to extend the discovery stay until December 31, 2026, and narrow the terms of the stay.
As it pertains to the unresolved complaint in Canada and the DOJ investigation, the Company believes there are factual and legal defenses and is defending itself accordingly. There remains considerable uncertainty regarding the timing or ultimate resolution of the litigation in Canada and the DOJ investigation. At this time, we are unable to determine the likelihood of an outcome or estimate a range of reasonably possible losses, if any, arising from these matters. The resolution of these matters could have a material impact on the Company’s financial position, operating results and liquidity, and it is reasonably possible that our assessment of losses arising from these matters could change in the near term.
On May 20, 2025, the Otter Tail Corporation Board of Directors received a letter from counsel submitted on behalf of a shareholder, demanding the Board investigate and take legal action against certain current and former directors and officers of the Company. The derivative demand letter alleges securities law violations, breaches of fiduciary duties, and unjust enrichment by certain current and former officers and directors of the Company in connection with the matters at issue in the pending civil antitrust cases. At this time, we are unable to determine the likelihood of any outcome related to this matter.

Other Contingencies. We are involved in claims, legal proceedings, investigations and regulatory matters arising in the normal course of business. We regularly analyze relevant information and, as necessary, estimate and record accrued liabilities for legal, regulatory enforcement and other matters in which a loss or range of loss is probable of occurring and can be reasonably estimated. We believe the effect on our consolidated operating results, financial position and cash flows, if any, for the disposition of all matters pending as of June 30, 2026, other than those discussed above, will not be material.
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
On May 3, 2024, we filed a second registration statement with the SEC for the issuance of up to 1,500,000 common shares under an Automatic Dividend Reinvestment and Share Purchase Plan, which provides shareholders, retail customers of OTP and other interested investors methods of purchasing our common shares by reinvesting their dividends or making optional cash investments. Shares purchased under the plan may be newly issued common shares or common shares purchased on the open market. During the six months ended June 30, 2026, we issued 48,065 shares under this plan. We repurchased a sufficient number of shares on the open market to satisfy all issuances under the plan; accordingly, no proceeds were received as a result of the issuance of these shares. As of June 30, 2026, there were 1,282,756 shares available for purchase or issuance under the plan. The registration statement expires in May 2027.
Dividend Restrictions
OTC is a holding company with no significant operations of its own. The primary source of funds for payments of dividends to OTC's shareholders is from dividends paid or distributions made by OTC's subsidiaries. As a result of certain statutory limitations or regulatory or financing agreements, the amount of distributions allowed to be made by OTC's subsidiaries or the amount of dividends paid by OTC could be restricted. Both the OTC Credit Agreement and the OTP Credit Agreement contain restrictions on the payment of cash dividends upon a default or event of default, including failure to maintain certain financial covenants. As of June 30, 2026, we were in compliance with these financial covenants.
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
The MPUC indirectly limits the amount of dividends OTP can pay to OTC by requiring an equity-to-total-capitalization ratio between 46.7% and 57.1% based on OTP’s current capital structure requirements. As of June 30, 2026, OTP’s equity-to-total-capitalization ratio, including short-term debt, was 51.4% and its net assets restricted from distribution totaled approximately $1.0 billion. Under the MPUC order, total capitalization for OTP cannot exceed $2.4 billion.

12. Accumulated Other Comprehensive Income (Loss)
The following presents the changes in accumulated other comprehensive income (loss) for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026					2025
(in thousands)	Pension and Other Postretirement Benefits		Net Unrealized Gains (Losses) on Available-for-Sale Securities		Total	Pension and Other Postretirement Benefits		Net Unrealized Gains (Losses) on Available-for-Sale Securities		Total

Balance, Beginning of Period	$70		$199		$269	$362		$372		$734
Other Comprehensive Income Before Reclassifications, net of tax	—		(121)		(121)	—		24		24
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—		(5)	(1)	(5)	(12)	(2)	(12)	(1)	(24)
Total Other Comprehensive Income (Loss)	—		(126)		(126)	(12)		12		—
Balance, End of Period	$70		$73		$143	$350		$384		$734

	Six Months Ended June 30,
	2026					2025
(in thousands)	Pension and Other Postretirement Benefits		Net Unrealized Gains (Losses) on Available-for-Sale Securities		Total	Pension and Other Postretirement Benefits		Net Unrealized Gains (Losses) on Available-for-Sale Securities		Total

Balance, Beginning of Period	$70		$400		$470	$373		$159		$532
Other Comprehensive Income Before Reclassifications, net of tax	—		(333)		(333)	—		234		234
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	(1)	6	(2)	6	(23)	(1)	(9)	(2)	(32)
Total Other Comprehensive Income (Loss)	—		(327)		(327)	(23)		225		202
Balance, End of Period	$70		$73		$143	$350		$384		$734

(1) Included in other income (expense), net on the accompanying consolidated statements of operations.
(2) Included in the computation of net periodic pension and other postretirement benefit costs. See Note 8.

13. Share-Based Payments
Stock Compensation Expense
Stock-based compensation expense arising from our employee stock purchase plan and share-based compensation plans recognized within operating expenses in the consolidated statements of operations amounted to $2.1 million and $1.6 million for the three months ended June 30, 2026 and 2025 and $8.5 million and $7.4 million for the six months ended June 30, 2026 and 2025.
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
The grant-date fair value of each restricted stock award is determined based on the market price of the Company's common stock on the date of grant adjusted to exclude the value of dividends for those awards that do not receive dividend or dividend equivalent payments during the vesting period. Awards that will be settled in cash are liability‑classified awards, which are remeasured at fair value each reporting period until settlement, with changes in fair value recognized in earnings. As of June 30, 2026, the estimated fair value of liability-classified awards was $1.3 million, which is included in accrued salaries and wages on our consolidated balance sheet. There were no liability-classified awards outstanding as of December 31, 2025.
The following is a summary of award activity for the six months ended June 30, 2026:

	Cash-settled Awards (Units)	Stock-settled Awards (Shares)	Weighted-Average Grant-Date Fair Value

Nonvested, January 1, 2026	—	145,889	$73.60
Granted	14,800	43,355	85.74
Vested	—	(48,362)	70.13
Forfeited	—	(1,875)	74.34
Nonvested, June 30, 2026	14,800	139,007	$79.28
The fair value of vested awards was $4.3 million and $3.5 million during the six months ended June 30, 2026 and 2025, and all awards were settled in shares of common stock.
Stock Performance Awards. Stock performance awards are granted to executive officers and certain other key employees. The awards vest at the end of a three-year performance period. The number of common shares awarded, if any, at the end of the performance period ranges from zero to 150% of the target amount based on two performance measures: i) total shareholder return relative to a peer group and ii) ROE. Vesting of the awards is accelerated in certain circumstances, including upon retirement. The number of common shares awarded on an accelerated vesting is based on actual performance at the end of the performance period. Certain awards will be settled in cash at the time of vesting rather than shares of common stock. The amount of cash paid upon settlement is equal to the value of the shares which otherwise would have been issued on the vesting date. Awards that will be settled in cash are liability‑classified awards, which are remeasured at fair value each reporting period until settlement, with changes in fair value recognized in earnings. As of June 30, 2026, the estimated fair value of liability-classified awards was $4.0 million, which is included in other noncurrent liabilities on our consolidated balance sheet. There were no liability-classified awards outstanding as of December 31, 2025.
The grant-date fair value of stock performance awards granted during the six months ended June 30, 2026 and 2025 was determined using a Monte Carlo fair value simulation model incorporating the following assumptions:

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
The following is a summary of performance award activity for the six months ended June 30, 2026 (unit/share amounts reflect awards at target):

	Cash-settled Awards (Units)	Stock-settled Awards (Shares)	Weighted-Average Grant-Date Fair Value

Nonvested, January 1, 2026	—	152,800	$75.52
Granted	47,600	14,800	78.32
Vested	—	(52,400)	61.61
Forfeited	—	—	—
Nonvested, June 30, 2026	47,600	115,200	$81.07
The fair value of vested awards was $6.8 million and $5.5 million during the six months ended June 30, 2026 and 2025, and all awards were settled in shares of common stock.
14. Earnings Per Share
The numerator used in the calculation of both basic and diluted earnings per share is net income (loss). The denominator used in the calculation of basic earnings per share is the weighted-average number of shares outstanding during the period. The denominator used in the calculation of diluted earnings per share is derived by adjusting basic shares outstanding for the dilutive effect of potential shares outstanding, which consist of time- and performance-based stock awards and employee stock purchase plan shares. Basic net loss per share was the same as diluted net loss per share for the three months ended June 30, 2026, as a result of our net loss position for the period.
The following includes the computation of the denominator for basic and diluted weighted-average shares outstanding for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025

Weighted-Average Common Shares Outstanding – Basic	41,955	41,874	41,929	41,850
Effect of Dilutive Securities:
Stock Performance Awards	—	154	82	143
Restricted Stock Awards	—	88	87	95
Employee Stock Purchase Plan	—	2	2	2
Dilutive Effect of Potential Common Shares	—	244	171	240
Weighted-Average Common Shares Outstanding – Diluted	41,955	42,118	42,100	42,090
For the three months ended June 30, 2026, 197,007 shares were excluded from the computation of diluted weighted-average common shares outstanding because such shares were anti-dilutive. The number of shares excluded from diluted weighted-average common shares outstanding because such shares were anti-dilutive was not material for the six months ended June 30, 2026, or the three and six months ended June 30, 2025.
15. Derivative Instruments
OTP enters into derivative instruments to manage its exposure to future market energy price variability and reduce price volatility for retail customers. These derivative instruments are not designated as qualifying hedging transactions but provide for an economic hedge against future market energy price variability. The instruments are recorded at fair value on the consolidated balance sheets. In accordance with ratemaking and cost recovery processes, we recognize a regulatory asset or liability to defer losses or gains from derivative activity until settlement of the associated derivative instrument.
As of June 30, 2026, OTP had multiple outstanding pay-fixed, receive-variable swap agreements with various settlement dates extending to December 31, 2027. The following presents the notional amounts and fair value of our derivative instruments as of June 30, 2026 and December 31, 2025:

(in thousands)	June 30, 2026	December 31, 2025

Megawatt hours of electricity	511	311

Derivative Assets:
Other Current Assets	$763	$124
Other Noncurrent Assets	94	—
Total Derivative Assets	$857	$124

Derivative Liabilities:
Other Current Liabilities	$2,494	$2,717
Other Noncurrent Liabilities	915	—
Total Derivative Liabilities	$3,409	$2,717
During the six months ended June 30, 2026 and 2025, contracts matured and were settled resulting in a gain of $1.5 million and a loss of $2.6 million, respectively. Gains and losses recognized on the settlement of derivative instruments are returned to or recovered from our electric customers through fuel recovery mechanisms in each state. When recognized in the consolidated statements of operations, these gains or losses are included in electric purchased power. Gains or losses related to the settlement of derivative instruments are included in cash flows from operations in the consolidated statements of cash flows.
16. Fair Value Measurements
The following tables present our assets and liabilities measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025 classified by the input method used to measure fair value:

(in thousands)	Level 1	Level 2	Level 3

June 30, 2026

Assets:
Investments:
Money Market Funds	$2,607	$—	$—
Mutual Funds	20,542	—	—
Corporate Debt Securities	—	1,330	—
Government Debt Securities	—	63,608	—
Derivative Instruments	—	857	—
Total Assets	23,149	65,795	—
Liabilities:
Derivative Instruments	—	3,409	—
Total Liabilities	$—	$3,409	$—

December 31, 2025

Assets:
Investments:
Money Market Funds	$2,666	$—	$—
Mutual Funds	16,727	—	—
Corporate Debt Securities	—	1,320	—
Government Debt Securities	—	63,136	—
Derivative Instruments	—	124	—
Total Assets	19,393	64,580	—
Liabilities:
Derivative Instruments	—	2,717	—
Total Liabilities	$—	$2,717	$—
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
The following reflects the carrying value and estimated fair value of these assets and liabilities as of June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Assets:
Cash and Cash Equivalents	$278,383	$278,383	$386,193	$386,193
Restricted Cash	73,500	73,500	—	—
Total Assets	351,883	351,883	386,193	386,193
Liabilities:
Short-Term Debt	53,847	53,847	60,242	60,242
Long-Term Debt	1,212,866	1,086,036	1,043,517	923,639
Total Liabilities	$1,266,713	$1,139,883	$1,103,759	$983,881
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

RESULTS OF OPERATIONS - QUARTER TO DATE
Provided below are a summary and discussion of our operating results on a consolidated basis followed by a discussion of the operating results of each of our segments: Electric, Manufacturing and Plastics. In addition to the segment results, we provide an overview of our Corporate costs. Our Corporate costs do not constitute a reportable segment, but rather consist of unallocated general corporate expenses, such as corporate staff and overhead costs, the results of our captive insurance company and other items excluded from the measurement of segment performance. Corporate costs are added to operating segment totals to reconcile to totals on our consolidated statements of operations.
CONSOLIDATED RESULTS
The following table summarizes consolidated operating results for the three months ended June 30, 2026 and 2025:

(in thousands)	2026	2025	$ change	% change

Operating Revenues	$334,383	$333,043	$1,340	0.4%
Operating Expenses	255,085	235,585	19,500	8.3
Legal Settlement Expenses	103,500	—	103,500	n/m
Operating Income (Loss)	(24,202)	97,458	(121,660)	(124.8)
Interest Expense	(12,890)	(11,720)	(1,170)	10.0
Nonservice Components of Postretirement Benefits	1,050	854	196	23.0
Other Income (Expense), net	7,278	4,788	2,490	52.0
Income (Loss) Before Income Taxes	(28,764)	91,380	(120,144)	(131.5)
Income Tax (Benefit) Expense	(21,157)	13,652	(34,809)	n/m
Net Income (Loss)	$(7,607)	$77,728	$(85,335)	(109.8)%
Operating Revenues increased $1.3 million primarily due to higher sales volumes in our Plastics and Manufacturing segments, higher steel costs passed through to customers in our Manufacturing segment and increased electric rates in our Electric segment. These increases were largely offset by lower sales prices in the Plastics segment, and higher PTCs, the benefit of which is passed on to customers, and lower fuel recovery revenues in the Electric segment. See the segment discussions below for additional information regarding period-over-period changes in operating revenues.
Operating Expenses increased $19.5 million primarily due to increased operating and maintenance expenses in the Electric segment and additional expenses driven by higher sales volumes in the Plastics and Manufacturing segments. These factors were partially offset by lower fuel and purchased power costs in the Electric segment. See our segment disclosures below for additional discussion of items impacting operating expenses.
Legal Settlement Expenses reflect a $103.5 million estimated loss contingency recognized in the Plastics segment related to the ongoing U.S. PVC pipe antitrust class action lawsuit and settlement agreements entered into during the period. See Note 10 to the consolidated financial statements for additional information regarding the lawsuit and related settlements.
Other Income (Expense), net increased $2.5 million primarily due to an increase in allowance for funds used during construction (AFUDC) in our Electric segment, driven by our continued investments in our Abercrombie and Solway solar projects.
Income Tax (Benefit) Expense was a benefit of $23.3 million for the three months ended June 30, 2026, compared to income tax expense of $13.7 million for the same period in 2025. The change was primarily attributable to a $26.3 million tax benefit recognized as a result of the litigation settlements executed during the period, as referenced above. The Company's effective tax rate for the period also benefited from increased PTCs generated by our wind facilities following the completion of repowering projects in late 2025 and early 2026.
ELECTRIC SEGMENT RESULTS
The following table summarizes Electric segment operating results for the three months ended June 30, 2026 and 2025:

(in thousands)	2026	2025	$ change	% change

Operating Revenues	$121,320	$128,731	$(7,411)	(5.8)%
Production Fuel	10,613	16,292	(5,679)	(34.9)
Purchased Power	13,270	15,497	(2,227)	(14.4)
Operating and Maintenance Expenses	54,692	46,804	7,888	16.9
Depreciation and Amortization	24,223	22,278	1,945	8.7
Property Taxes	5,121	4,227	894	21.1
Operating Income	13,401	23,633	(10,232)	(43.3)
Interest Expense	(11,990)	(10,822)	(1,168)	10.8
Nonservice Components of Postretirement Benefits	1,332	1,127	205	18.2
Other Income (Expense), net	2,851	788	2,063	n/m
Income Before Income Taxes	5,594	14,726	(9,132)	(62.0)
Income Tax Benefit	(13,104)	(4,469)	(8,635)	193.2
Net Income	$18,698	$19,195	$(497)	(2.6)%

	2026	2025	change	% change

Electric kilowatt-hour (kwh) Sales (in thousands)
Retail kwh Sales	1,400,638	1,337,696	62,942	4.7%
Wholesale kwh Sales – Company Generation	1,275	71,477	(70,202)	(98.2)
Heating Degree Days	602	460	142	30.9
Cooling Degree Days	164	145	19	13.1%

The operating results of our Electric segment are impacted by fluctuations in weather conditions and the resulting demand for electricity for heating and cooling. The following table shows heating degree days and cooling degree days as a percent of normal for the three months ended June 30, 2026 and 2025.

	2026	2025

Heating Degree Days	112.7%	86.5%
Cooling Degree Days	127.1%	114.2%

The following table summarizes the estimated effect on diluted earnings per share of the difference in retail kwh sales under actual weather conditions and expected retail kwh sales under normal weather conditions for the three months ended June 30, 2026 and 2025, and between those periods.

	2026 vs Normal	2026 vs 2025	2025 vs Normal

Effect on Diluted Earnings Per Share	$0.01	$0.01	$—

Operating Revenues decreased $7.4 million primarily due to:
•A $6.5 million decrease in fuel recovery revenues, driven by a planned outage at one of our coal-fired facilities, which resulted in lower coal consumption. In addition, lower market energy prices, as described below, also contributed to reduced fuel recovery revenues.
•A $6.2 million increase in PTCs, the benefit of which is passed on to customers, as described below.
•A decrease in wholesale revenue due to lower excess generation available to sell into the wholesale market driven by a planned outage at one of our coal-fired facilities, and a decrease in rider revenue due to certain non-recurring benefits recognized in the same period last year and changes in jurisdictional allocation factors.

These decreases were partially offset by:
•A $6.4 million increase from higher rates, reflecting interim and final base rate increases in Minnesota and South Dakota. Interim rates in Minnesota and South Dakota became effective in January 2026 and December 2025, respectively, and final base rates in South Dakota went into effect in April 2026.
•The recovery of additional rate base investments, higher commercial and industrial sales volumes, and the impact of favorable weather.
Production Fuel costs decreased $5.7 million primarily driven by lower generation from our coal-fired facilities, as a planned outage at one of our facilities during the period resulted in lower fuel consumption.
Purchased Power costs decreased $2.2 million primarily due to a 36% decrease in the price of purchased power, driven by lower market energy costs, partially offset by a 33% increase in purchased power volumes primarily driven by the planned outage at one of our facilities.
Operating and Maintenance expenses increased $7.9 million primarily due to higher labor costs, increased vegetative management expenses, plant outage-related expenses and an increase in insurance costs.
Depreciation and Amortization expense increased $1.9 million as additional assets, including certain wind generation, distribution and transmission assets, were placed in service.
Interest Expense increased $1.2 million primarily due to the issuance of additional long-term debt in the current year totaling $170.0 million, the proceeds of which were primarily used to fund our capital investments.
Other Income (Expense), net increased $2.1 million primarily due to an increase in AFUDC driven by our continued investments in our Abercrombie and Solway solar projects.
Income Tax Benefit increased $8.6 million primarily due to an increase in PTCs driven by increased wind generation that qualified for PTCs compared to the same period last year. Our wind repowering projects were completed in the first quarter of 2026. The completion of these facility repowering projects resulted in the commencement of PTCs earned from the generation from these facilities as they were placed back into service. PTCs are credited to customers, resulting in a reduction of both operating revenue and income taxes.
MANUFACTURING SEGMENT RESULTS
The following table summarizes Manufacturing segment operating results for the three months ended June 30, 2026 and 2025:

(in thousands)	2026	2025	$ change	% change

Operating Revenues	$88,461	$78,726	$9,735	12.4%
Cost of Products Sold (excluding depreciation)	65,748	59,037	6,711	11.4
Selling, General, and Administrative Expenses	11,453	9,101	2,352	25.8
Depreciation and Amortization	4,762	5,523	(761)	(13.8)
Operating Income	6,498	5,065	1,433	28.3
Interest Expense	(591)	(627)	36	(5.7)
Other Income (Expense), net	—	1	(1)	(100.0)
Income Before Income Taxes	5,907	4,439	1,468	33.1
Income Tax Expense	1,336	958	378	39.5
Net Income	$4,571	$3,481	$1,090	31.3%
Operating Revenues increased $9.7 million primarily due to steel cost increases, which drove a 9% revenue increase, as steel costs are passed on to customers, as well as a 3% increase in sales volumes. Demand improved in certain markets we serve, including the construction, recreational vehicle and horticulture markets, compared to softer demand and tighter inventory management efforts during the same period last year.
Cost of Products Sold increased $6.7 million primarily due to higher steel costs and sales volumes, partially offset by improved absorption of fixed manufacturing costs attributable to the higher production volumes.
Selling, General, and Administrative Expenses increased $2.4 million, driven by variable compensation costs associated with financial results during the period and expectations for full-year performance.

PLASTICS SEGMENT RESULTS
The following table summarizes Plastics segment operating results for the three months ended June 30, 2026 and 2025:

(in thousands)	2026	2025	$ change	% change

Operating Revenues	$124,602	$125,586	$(984)	(0.8)%
Cost of Products Sold (excluding depreciation)	52,661	46,929	5,732	12.2
Selling, General, and Administrative Expenses	6,124	5,035	1,089	21.6
Depreciation and Amortization	1,750	1,588	162	10.2
Legal Settlement Expenses	103,500	—	103,500	n/m
Operating Income (Loss)	(39,433)	72,034	(111,467)	(154.7)
Interest Expense	(325)	(246)	(79)	32.1
Other Income	(1)	—	(1)	n/m
Income (Loss) Before Income Taxes	(39,759)	71,788	(111,547)	(155.4)
Income Tax (Benefit) Expense	(9,678)	18,684	(28,362)	n/m
Net Income (Loss)	$(30,081)	$53,104	$(83,185)	(156.6)%
Operating Revenues decreased $1.0 million compared to the same period last year, primarily due to a 14% decrease in average sales prices. The impact of lower pricing was largely offset by a 15% increase in sales volumes, primarily driven by customer purchasing activity ahead of announced PVC resin cost increases and additional production capacity recently added at our Phoenix facility.
Cost of Products Sold increased $5.7 million primarily due to an increase in sales volumes, as described above. The impact of increased sales volumes was partially offset by a 2% decrease in the cost of input materials, including PVC resin.
Legal Settlement Expenses reflect an estimated loss contingency recognized in the period. In the second quarter of 2026, we entered into settlement agreements with each of the three putative classes in the ongoing U.S. PVC pipe antitrust class action lawsuit. In connection with these matters, we recognized an estimated pre-tax loss in the amount of $103.5 million during the period. See Note 10 to the consolidated financial statements for additional information regarding the lawsuit and related settlements.
Income Tax (Benefit) Expense was a $9.7 million tax benefit in the current year compared to an $18.7 million tax expense in the same period last year. Income tax benefit for the three months ended June 30, 2026 included discrete tax benefits of $26.3 million recognized in connection with the settlement agreements executed in the period.
CORPORATE RESULTS
The following table summarizes Corporate operating results for the three months ended June 30, 2026 and 2025:

(in thousands)	2026	2025	$ change	% change

General and Administrative Expenses	$4,592	$3,216	$1,376	42.8%
Depreciation and Amortization	76	58	18	31.0
Operating Loss	4,668	3,274	1,394	42.6
Interest Income (Expense)	16	(25)	41	n/m
Nonservice Cost Components of Postretirement Benefits	(282)	(273)	(9)	3.3
Other Income (Expense), net	4,428	3,999	429	10.7
Income (Loss) Before Income Taxes	(506)	427	(933)	n/m
Income Tax (Benefit) Expense	289	(1,521)	1,810	n/m
Net Income (Loss)	$(795)	$1,948	$(2,743)	n/m
General and Administrative Expenses increased $1.4 million primarily driven by higher employee compensation costs.
Income Tax (Benefit) Expense reflected income tax expense of $0.3 million for the three months ended June 30, 2026, compared to income tax benefit of $1.5 million in the same period last year due to the internal allocation of interim tax expense.

RESULTS OF OPERATIONS – YEAR TO DATE
CONSOLIDATED RESULTS
The following table summarizes consolidated operating results for the six months ended June 30, 2026 and 2025:

(in thousands)	2026	2025	$ change	% change

Operating Revenues	$681,409	$670,396	$11,013	1.6%
Operating Expenses	516,874	488,939	27,935	5.7
Legal Settlement Expenses	103,500	—	103,500	n/m
Operating Income	61,035	181,457	(120,422)	(66.4)
Interest Expense	(25,526)	(23,273)	(2,253)	9.7
Nonservice Components of Postretirement Benefits	1,494	2,136	(642)	(30.1)
Other Income (Expense), net	11,720	9,244	2,476	26.8
Income Before Income Taxes	48,723	169,564	(120,841)	(71.3)
Income Tax (Benefit) Expense	(16,280)	23,737	(40,017)	n/m
Net Income	$65,003	$145,827	$(80,824)	(55.4)%
Operating Revenues increased $11.0 million primarily due to higher sales volumes in our Plastics segment and increased revenues from our Electric segment driven by recent rate increases. In addition, higher steel costs, which are passed on to customers, and increased sales volumes in our Manufacturing segment also contributed to the increase in operating revenues. These increases were largely offset by lower sales prices in our Plastics segment and increased PTCs in our Electric segment, the benefit of which is passed on to customers. See our segment disclosures below for additional discussion of items impacting operating revenues.
Operating Expenses increased $27.9 million primarily due to increased operating and maintenance expenses in the Electric segment, as well as increased expenses driven by higher sales volumes in the Plastics segment and higher material costs in the Manufacturing segment. These factors were partially offset by lower purchased power costs in the Electric segment. See our segment disclosures below for additional discussion of items impacting operating expenses.
Legal Settlement Expenses reflect a $103.5 million estimated loss contingency recognized in the Plastics segment related to the ongoing U.S. PVC pipe antitrust class action lawsuit and settlement agreements entered into during the period. See Note 10 to the consolidated financial statements for additional information regarding the lawsuit and related settlements.
Other Income (Expense), net increased $2.5 million primarily due to an increase in AFUDC in our Electric segment, driven by our continued investments in our Abercrombie and Solway solar projects.
Income Tax (Benefit) Expense was a benefit of $18.4 million for the six months ended June 30, 2026, compared to income tax expense of $23.7 million for the same period in 2025. The change was primarily attributable to a $26.3 million tax benefit recognized as a result of the litigation settlements executed during the period, as referenced above. Our effective tax rate decreased in 2026 compared with 2025 primarily as a result of the discrete tax benefits described above. The decrease was also attributable to higher PTCs generated by the Company's wind generation facilities following the completion of repowering projects at certain facilities in late 2025 and early 2026.

ELECTRIC SEGMENT RESULTS
The following table summarizes Electric segment operating results for the six months ended June 30, 2026 and 2025:

(in thousands)	2026	2025	$ change	% change

Operating Revenues	$287,188	$278,451	$8,737	3.1%
Production Fuel	31,385	30,613	772	2.5
Purchased Power	40,282	46,367	(6,085)	(13.1)
Operating and Maintenance Expenses	104,948	95,685	9,263	9.7
Depreciation and Amortization	47,669	44,655	3,014	6.7
Property Taxes	9,583	8,455	1,128	13.3
Operating Income	53,321	52,676	645	1.2
Interest Expense	(23,726)	(21,479)	(2,247)	10.5
Nonservice Cost Components of Postretirement Benefits	2,057	2,682	(625)	(23.3)
Other Income	4,010	1,547	2,463	159.2
Income Before Income Taxes	35,662	35,426	236	0.7
Income Tax Benefit	(18,286)	(8,477)	(9,809)	n/m
Net Income	$53,948	$43,903	$10,045	22.9%

	2026	2025	change	% change

Electric kilowatt-hour (kwh) Sales (in thousands)
Retail kwh Sales	3,116,362	3,010,700	105,662	3.5%
Wholesale kwh Sales – Company Generation	22,589	127,652	(105,063)	(82.3)
Heating Degree Days	3,755	3,911	(156)	(4.0)
Cooling Degree Days	164	145	19	13.1%

The operating results of our Electric segment are impacted by fluctuations in weather conditions and the resulting demand for electricity for heating and cooling. The following table shows heating and cooling degree days as a percent of normal for the six months ended June 30, 2026 and 2025.

	2026	2025

Heating Degree Days	94.9%	98.9%
Cooling Degree Days	127.1%	114.2%

The following table summarizes the estimated effect on diluted earnings per share of the difference in retail kwh sales under actual weather conditions and expected retail kwh sales under normal weather conditions for the six months ended June 30, 2026 and 2025, and between those periods.

	2026 vs Normal	2026 vs 2025	2025 vs Normal

Effect on Diluted Earnings Per Share	$(0.03)	$(0.03)	$—

Operating Revenues increased $8.7 million primarily due to:
•A $14.2 million increase from higher rates, reflecting interim and final base rate increases in Minnesota and South Dakota. Interim rates in Minnesota and South Dakota became effective in January 2026 and December 2025, respectively, and final base rates in South Dakota went into effect in April 2026.
•A $6.4 million increase from the recovery of our additional rate base investments.
•A $5.4 million increase from higher commercial and industrial sales volumes.
These increases were partially offset by:
•A $9.6 million increase in PTCs, the benefit of which is passed on to customers, as described below.
•A decrease in wholesale revenue due to lower excess generation available to sell into the wholesale market driven by a planned outage at one of our coal-fired facilities, as well as lower fuel recovery revenues as a result of the outage, and the impact of unfavorable weather.

Purchased Power costs decreased $6.1 million primarily due to an 11% decrease in the price of purchased power due to decreased market energy costs.
Operating and Maintenance expenses increased $9.3 million, primarily due to higher labor costs, driven by a lower level of labor capitalization resulting from the timing of construction project activity, as well as higher insurance and vegetation management costs.
Depreciation and Amortization increased $3.0 million due to additional assets, including certain wind, transmission and distribution assets, being placed in service.
Interest Expense increased $2.2 million primarily due to the issuance of additional long-term debt in the current year, totaling $170.0 million, the proceeds of which were primarily used to fund our capital investments.
Income Tax Benefit increased $9.8 million primarily due to an increase in PTCs driven by increased wind generation that qualified for PTCs compared to the same period last year. Our wind repowering projects were completed in the first quarter of 2026. The completion of these facility repowering projects resulted in the commencement of PTCs earned from the generation from these facilities as they were placed back into service. PTCs are credited to customers, resulting in a reduction of both operating revenue and income taxes.
MANUFACTURING SEGMENT RESULTS
The following table summarizes Manufacturing segment operating results for the six months ended June 30, 2026 and 2025:

(in thousands)	2026	2025	$ change	% change

Operating Revenues	$178,021	$160,412	$17,609	11.0%
Cost of Products Sold (excluding depreciation)	133,269	123,337	9,932	8.1
Selling, General, and Administrative Expenses	22,575	18,637	3,938	21.1
Depreciation and Amortization	9,549	10,946	(1,397)	(12.8)
Operating Income	12,628	7,492	5,136	68.6
Interest Expense	(1,190)	(1,249)	59	(4.7)
Other Income	1	—	1	n/m
Income Before Income Taxes	11,439	6,243	5,196	83.2
Income Tax Expense	2,585	1,230	1,355	110.2
Net Income	$8,854	$5,013	$3,841	76.6%
Operating Revenues increased $17.6 million primarily due to steel cost increases which drove a 7% revenue increase, as steel costs are passed on to customers, as well as a 4% increase in sales volumes. Demand improved in certain markets we serve, including the construction, recreational vehicle and horticulture markets, compared to softer demand and tighter inventory management efforts during the same period last year.
Cost of Products Sold increased $9.9 million primarily due to higher steel costs and sales volumes, partially offset by improved absorption of fixed manufacturing costs attributable to the higher production volumes.
Income Tax Expense increased $1.4 million primarily due to the increase in income before income taxes.
PLASTICS SEGMENT RESULTS
The following table summarizes Plastics segment operating results for the six months ended June 30, 2026 and 2025:

(in thousands)	2026	2025	$ change	% change

Operating Revenues	$216,200	$231,533	$(15,333)	(6.6)%
Cost of Products Sold (excluding depreciation)	92,678	87,016	5,662	6.5
Selling, General, and Administrative Expenses	11,330	10,473	857	8.2
Depreciation and Amortization	3,422	3,135	287	9.2
Legal Settlement Expenses	103,500	—	103,500	n/m
Operating Income	5,270	130,909	(125,639)	(96.0)
Interest Expense	(472)	(392)	(80)	20.4
Other Income	2	3	(1)	(33.3)
Income Before Income Taxes	4,800	130,520	(125,720)	(96.3)
Income Tax Expense	1,941	33,977	(32,036)	(94.3)
Net Income	$2,859	$96,543	$(93,684)	(97.0)%

Operating Revenues decreased $15.3 million compared to the same period last year, primarily reflecting a 16% decrease in average sales prices. The impact of lower pricing was partially offset by an 11% increase in sales volumes. Higher sales volumes were primarily driven by customer purchasing activity ahead of announced PVC resin cost increases and leveraging the additional capacity recently added at our Phoenix facility.
Cost of Products Sold increased $5.7 million primarily due to an increase in sales volumes, as described above. The cost of input materials, including PVC resin, decreased 7% compared to the prior year, driven by global supply and demand dynamics which resulted in elevated resin supply, partially offsetting the impact of increased sales volumes.
Legal Settlement Expenses reflect an estimated loss contingency recognized in the period. In the second quarter of 2026, we entered into settlement agreements with each of the three putative classes in the ongoing U.S. PVC pipe antitrust class action lawsuit. In connection with these matters, we recognized an estimated pre-tax loss in the amount of $103.5 million during the period. See Note 10 to the consolidated financial statements for additional information regarding the lawsuit and related settlements.
Income Tax Expense decreased $32.0 million compared to the same period last year. Income tax expense for the six months ended June 30, 2026, included discrete tax benefits of $26.3 million recognized in connection with the settlement agreements executed in the period.
CORPORATE COSTS
The following table summarizes Corporate operating results for the six months ended June 30, 2026 and 2025:

(in thousands)	2026	2025	$ change	% change

General and Administrative Expenses	$10,035	$9,534	$501	5.3%
Depreciation and Amortization	149	86	63	73.3%
Operating Loss	(10,184)	(9,620)	(564)	5.9%
Interest Expense	(138)	(153)	15	(9.8)%
Nonservice Cost Components of Postretirement Benefits	(563)	(546)	(17)	3.1%
Other Income	7,707	7,694	13	0.2%
Net Loss Before Income Taxes	(3,178)	(2,625)	(553)	21.1%
Income Tax Benefit	(2,520)	(2,993)	473	(15.8)%
Net Income (Loss)	$(658)	$368	$(1,026)	n/m

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
On March 10, 2026, the SDPUC approved a settlement agreement between OTP and the commission staff in the general rate case. The key provisions of the order included a net increase in annual revenue of $3.3 million, or 7.7%, based on a return on rate base of 7.09%. Through the settlement of the case, the parties also agreed to a moratorium on increases to base rates until December 1, 2029, with certain exceptions. New base rates in South Dakota went into effect on April 1, 2026, and interim rate refunds totaling $0.8 million were refunded to customers during the three months ended June 30, 2026.
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
In a filing submitted to the MPUC on July 30, 2026, OTP revised its requested net annual revenue increase to $42.3 million to reflect updates and adjustments made since the initial filing.
We currently anticipate the case will be finalized in April 2027, and that final rates will go into effect in the second half of 2027.
RATE RIDERS
The following table includes a summary of pending and recently concluded rate rider proceedings with a significant revenue impact:

Recovery			Filing	Amount	Effective
Mechanism	Jurisdiction	Status	Date	(in millions)	Date	Notes

RRR - 2026	MN	Requested	02/25/26	42.7	10/01/26
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

INTEGRATED RESOURCE PLAN
On May 15, 2026, OTP filed its 2026 Integrated Resource Plan (2026 IRP) with the MPUC. The 2026 IRP includes OTP’s preferred plan for meeting customers’ anticipated capacity and energy needs over the next 15 years.
The major requests in the plan include:
•The addition of a 50 megawatt natural gas plant, expected to be placed into service in 2031 or 2032;
•The addition of a 50 megawatt wind generation facility, expected to be placed in service in 2035; and
•The addition of a 50 megawatt wind generation facility, expected to be placed in service in 2040.
We currently anticipate the MPUC will hold deliberations and render a decision on the IRP in 2027.

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
During the second quarter of 2026, the Company entered into settlement agreements with each of the three putative classes in the ongoing U.S. PVC pipe antitrust class action lawsuit. Subject to the satisfaction of certain conditions and final court approval, the Company agreed to pay an aggregate of $103.5 million to resolve all claims against it in the litigation.
In June 2026, the Company deposited $73.5 million into settlement fund escrow accounts, which was classified as restricted cash on the consolidated balance sheets as of June 30, 2026. In July 2026, the Company deposited the remaining $30.0 million into a settlement fund escrow account. The deposits were funded with available cash and will remain restricted pending finalization of the settlement agreements.
Despite the aggregate settlement payments made during the period, we believe our liquidity position remains strong due to available cash balances and borrowing capacity under our credit facilities. The related settlement expenses also did not materially affect debt covenant calculations under the Company's financing agreements. As of June 30, 2026, we were in compliance with all financial covenants (see the Financial Covenants section under Capital Resources below).
The following table presents the status of our lines of credit as of June 30, 2026:

		2026
(in thousands)	Borrowing Limit	Amount Outstanding	Letters of Credit	Amount Available

OTC Credit Agreement	$170,000	$—	$—	$170,000
OTP Credit Agreement	220,000	53,847	13,126	153,027
Total	$390,000	$53,847	$13,126	$323,027
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
As of June 30, 2026, we had $323.0 million of available liquidity under our credit facilities and $278.4 million of available cash and cash equivalents, resulting in total available liquidity of $601.4 million.
CASH FLOWS
The following is a discussion of our cash flows for the six months ended June 30, 2026 and 2025:

(in thousands)	2026	2025

Net Cash Provided by Operating Activities	$182,711	$159,379

Net Cash Provided by Operating Activities increased $23.3 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily due to a decrease in working capital requirements, largely driven by the timing of vendor payments and the recovery of fuel cost and rider revenues from our utility customers. Net cash provided by operating activities in our Electric segment is regularly affected by the timing of payments made for operating costs and the various mechanisms used to recover costs from or return amounts to our utility customers. The timing of recoveries and refunds can vary by the recovery or refund mechanism. Due to the numerous factors that impact the timing of our cash receipts and cash payments, our cash provided by operating activities can vary significantly from our net income for the period.

(in thousands)	2026	2025

Net Cash Used in Investing Activities	$326,605	$127,026

Net Cash Used in Investing Activities increased $199.6 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily reflecting higher capital expenditures. Capital expenditures increased $200.5 million, including a $196.6 million increase in our Electric segment primarily related to investments in our Abercrombie and Solway solar projects, as well as investments in various transmission and other infrastructure projects.

(in thousands)	2026	2025

Net Cash Provided by (Used in) Financing Activities	$109,584	$(19,763)

Net Cash Provided by Financing Activities for the six months ended June 30, 2026 included the issuance of $170.0 million of long-term debt at OTP, the proceeds of which were used to repay short-term borrowings under the OTP credit agreement, fund Electric segment construction expenditures and support operating activities. We manage the capital structure of OTP independent from our consolidated financial position to ensure compliance with the capital structure approved through regulation; therefore, our decision to issue long-term debt at OTP is not impacted by our consolidated cash and cash equivalent position.
Financing activities for the six months ended June 30, 2026 also included dividend payments of $48.5 million. Financing activities for the six months ended June 30, 2025 included the issuance of $100.0 million of long-term debt at OTP, net repayments of short-term debt of $69.6 million and dividend payments of $44.0 million.

CAPITAL REQUIREMENTS
CONTRACTUAL OBLIGATIONS
Our contractual obligations primarily include principal and interest payments due under our outstanding debt obligations, commitments to acquire coal, energy and capacity commitments, payments to meet our postretirement benefit obligations, and payment obligations under land easements and leasing arrangements.
In connection with our Abercrombie Solar project, which is currently under development in southeastern North Dakota, we have entered into multiple land lease agreements for the property on which the facility will be constructed. The leases commenced on May 1, 2026, and have an initial term of 35 years, with options to extend the lease term for up to an additional 10 years. Annual lease payments vary based on the acreage subject to each lease, and total contractual lease payments over the initial 35-year term of the leases are $53.9 million.
During the second quarter of 2026, the Company entered into agreements with each of the three putative classes in the ongoing U.S. PVC pipe antitrust class action lawsuit. Under the terms of the agreements, the Company agreed to pay an aggregate of $103.5 million to resolve all claims asserted against it in the litigation. The Company deposited $73.5 million into settlement fund escrow accounts in June 2026, and the remaining $30.0 million in July 2026. The deposited funds remain restricted in escrow pending final court approval and completion of the settlement process.
Our contractual obligations as of December 31, 2025 are included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2025. There were no material changes in our contractual obligations outside of the ordinary course of business during the six months ended June 30, 2026, except for the land leases and settlement payments described above.
COMMON STOCK DIVIDENDS
We paid dividends to our shareholders totaling $48.5 million, or $1.155 per share, in the first six months of 2026. The determination of the amount of future cash dividends to be paid will depend on, among other things, our financial condition, our actual or expected level of earnings and cash flows from operations, the level of our capital expenditures and our future business prospects. As a result of certain statutory limitations or regulatory or financing agreements, the amount of dividends we are allowed to pay could be restricted. See Note 11 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information. The decision to declare dividends is reviewed quarterly by our Board of Directors.

CAPITAL RESOURCES
Financial flexibility is provided by operating cash flows, unused lines of credit and access to capital markets, and is aided by strong financial coverages and investment-grade credit ratings. Debt financing will be required in the next five years to refinance maturing debt and to finance our capital investments. Our financing plans are subject to change and are impacted by our planned level of capital investments and decisions to reduce borrowings under our lines of credit, to refund or retire early any of our outstanding debt, to complete acquisitions or to use capital for other corporate purposes.
REGISTRATION STATEMENTS
On May 3, 2024, we filed two registration statements with the SEC, replacing two previously filed registration statements upon their expiration. The first statement, a shelf registration, allows us to offer for sale, from time to time, either separately or together in any combination, equity, debt or other securities described in the registration statement. No new debt or equity has been issued pursuant to the registration statement. The second registration statement allows for the issuance of up to 1,500,000 common shares under our Automatic Dividend Reinvestment and Share Purchase Plan, which provides our common shareholders, retail customers of OTP and other interested investors a method of purchasing our common shares by reinvesting their dividends and/or making optional cash investments. Shares purchased under the plan may be newly issued common shares or common shares purchased on the open market. As of June 30, 2026, there were 1,282,756 shares available for purchase or issuance under the plan. Both registration statements expire in May 2027.
SHORT-TERM DEBT
OTC and OTP are each party to a credit agreement (the OTC Credit Agreement and the OTP Credit Agreement, respectively) which each provides for unsecured revolving lines of credit. The following is a summary of key provisions and borrowing information as of and for the six months ended June 30, 2026:

(in thousands, except interest rates)	OTC Credit Agreement	OTP Credit Agreement

Borrowing Limit	$170,000	$220,000
Borrowing Limit if Accordion Exercised[1]	290,000	300,000
Amount Restricted Due to Outstanding Letters of Credit as of June 30, 2026	—	13,126
Amount Outstanding as of June 30, 2026	—	53,847
Average Amount Outstanding During the Six Months Ended June 30, 2026	—	59,947
Maximum Amount Outstanding During the Six Months Ended June 30, 2026	$—	$127,338
Interest Rate as of June 30, 2026	5.15%	4.95%
Maturity Date	December 11, 2030	December 11, 2030

[1]Each facility includes an accordion featuring allowing the borrower to increase the borrowing limit if certain terms and conditions are met.
LONG-TERM DEBT
On March 19, 2026, OTP entered into a Note Purchase Agreement pursuant to which OTP issued, in a private placement transaction, $170.0 million of senior unsecured notes consisting of (a) $100.0 million of 5.33% Series 2026A Senior Unsecured Notes due March 19, 2036, and (b) $70.0 million of 6.04% Series 2026B Senior Unsecured Notes due June 4, 2056. The Series 2026A Notes were issued on March 19, 2026, upon entering into the agreement. The Series 2026B Notes were issued on June 4, 2026.
As of June 30, 2026, we had $1.2 billion of principal outstanding under long-term debt arrangements. These instruments generally provide for unsecured borrowings at fixed rates of interest with maturities ranging from 2026 to 2056. Note 7 to our consolidated financial statements included in this Quarterly Report on Form 10-Q includes additional information regarding these long-term debt instruments.
Financial Covenants
Certain of our short- and long-term debt agreements require OTC and OTP to maintain certain financial covenants. As of June 30, 2026, we were in compliance with these financial covenants as further described below:
OTC, under its financial covenants, may not permit its ratio of interest-bearing debt to total capitalization to exceed 0.60 to 1.00 or 0.65 to 1.00, depending on the debt agreement, may not permit its interest and dividend coverage ratio to be less than 1.50 to 1.00 and may not permit its priority indebtedness to exceed 10 percent of its total capitalization. As of June 30, 2026, OTC's interest-bearing debt to total capitalization was 0.41 to 1.00, OTC's interest and dividend coverage ratio was 5.17 to 1.00 and OTC had no priority indebtedness outstanding.
OTP, under its financial covenants, may not permit its ratio of interest-bearing debt to total capitalization to exceed 0.60 to 1.00 or 0.65 to 1.00, depending on the debt agreement, may not permit its interest and dividend coverage ratio to be less than 1.50 to 1.00 and may not permit its priority indebtedness to exceed 20 percent of its total capitalization. As of June 30, 2026, OTP's interest-bearing debt to total capitalization was 0.49 to 1.00, OTP's interest and dividend coverage ratio was 2.87 to 1.00 and OTP had no priority indebtedness outstanding.
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
Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) as of June 30, 2026, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2026.
Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2026 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Several class action complaints have been filed against Northern Pipe Products, Vinyltech Corporation, Otter Tail Corporation and over twenty other parties. The complaints allege, among other things, that our companies and the other defendants and alleged co-conspirators conspired to fix, raise, maintain and stabilize the price of PVC municipal water, PVC plumbing pipe, PVC pipe fixtures and PVC conduit pipe in violation of United States federal and state antitrust laws, Canadian competition laws, and consumer protection and competition laws. During the second quarter of 2026, the Company entered into preliminary settlement agreements with each of the three putative classes in the U.S. PVC pipe antitrust class action lawsuit. See Note 10, Commitments and Contingencies, to the consolidated financial statements, which are incorporated herein by reference, for further discussion of this matter.

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

Dated: August 5, 2026