Form 10-Q
period 2026-09-30
Otter Tail Corp
filed 2026-11-04
CIK 1466593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2026 or
☐    Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number 0-53713
OTTER TAIL CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	27-0383995 (I.R.S. Employer Identification No.)

215 South Cascade Street, P.O. Box 496, Fergus Falls, Minnesota (Address of principal executive offices)	56538-0496 (Zip Code)

Registrant's telephone number, including area code: 866-410-8780	Registrant's email address: corporatesecretary@ottertail.com
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, par value $5.00 per share	OTTR	The Nasdaq Stock Market LLC
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
41,985,580 Common Shares ($5 par value) as of October 31, 2026.

DEFINITIONS
The following abbreviations or acronyms are used in the text.

AFUDC	Allowance for Funds Used During Construction	MISO	Midcontinent Independent System Operator, Inc.
ARO	Asset Retirement Obligation	MPUC	Minnesota Public Utilities Commission
ARP	Alternative Revenue Program	NCPC	Non-Converter Seller Purchaser Class
ASC	Accounting Standards Codification	OPIS	Oil Price Information Systems, LLC.
DOJ	U.S. Department of Justice	OTC	Otter Tail Corporation
DPP	Direct Purchaser Class	OTP	Otter Tail Power Company
ECO	Energy Conservation and Optimization Rider	PIR	Phase-In Rider
EPA	Environmental Protection Agency	PSLRA	Private Securities Litigation Reform Act of 1995
ESSRP	Executive Survivor and Supplemental Retirement Plan	PTC	Production Tax Credits
EUIC	Electric Utility Infrastructure Costs Rider	PVC	Polyvinyl chloride
EUP	End-User Class	ROE	Return on equity
FASB	Financial Accounting Standards Board	RHR	Regional Haze Rule
FERC	Federal Energy Regulatory Commission	RRR	Renewable Resource Rider
FTR	Financial Transmission Right	RTO	Regional Transmission Organizations
GHG	Greenhouse Gas	SDPUC	South Dakota Public Utilities Commission
IRP	Integrated Resource Plan	SEC	Securities and Exchange Commission
kwh	kilowatt-hour	SIP	State Implementation Plan
MDT	Metering & Distribution Technology Rider	TCR	Transmission Cost Recovery Rider
Merricourt	Merricourt Wind Energy Center

FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the PSLRA). When used in this Form 10-Q and in future filings by Otter Tail Corporation (the Company) with the Securities and Exchange Commission (SEC), in the Company’s press releases and in oral statements, words such as “anticipate,” “believe,” “can," "could,” “estimate,” “expect,” "future," "goal," “intend,” "likely," “may,” “outlook,” “plan,” "positions", “possible,” “potential,” "predict," "probable," "projected," “should,” "target," “will,” “would,” or similar expressions are intended to identify forward-looking statements within the meaning of the PSLRA. Such statements are based on current expectations and assumptions and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. The Company’s risks and uncertainties include, among other things, uncertainty of future investments and capital expenditures; rate base levels and rate base growth; long-term investment risk; seasonal weather patterns and extreme weather events; counterparty credit risk; future business volumes with key customers; reductions in our credit ratings; our ability to access capital markets on favorable terms; assumptions and costs relating to funding our employee benefit plans; our subsidiaries’ ability to make dividend payments; cyber security threats or data breaches; the impact of government executive orders, legislation and regulation including foreign trade and environmental policies; health and safety laws and regulations; changes in tax laws and regulations; the impact of climate change including compliance with legislative and regulatory changes to address climate change; operational and economic risks associated with our electric generating and manufacturing facilities; risks associated with energy markets; the availability and pricing of resource materials; inflation cost pressures; attracting and maintaining a qualified and stable workforce; expectations regarding regulatory proceedings; including state utility commission approval of resource plans; assigned service areas; the siting and construction of major facilities; capital structure; and allowed customer rates; actual and threatened claims or litigation; and changing macroeconomic and industry conditions that impact demand for our products, pricing and margins. These and other risks and uncertainties are more fully described in our filings with the SEC, including our most recently filed Annual Report on Form 10-K. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information.
PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

OTTER TAIL CORPORATION
CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share data)	September 30, 2026	December 31, 2025

Assets
Current Assets
Cash and Cash Equivalents	$205,829	$386,193
Restricted Cash	103,500	—
Receivables, net of allowance for credit losses	172,566	145,496
Inventories	178,145	158,598
Investments	1,205	54,311
Regulatory Assets	21,244	20,437
Other Current Assets	69,178	34,690
Total Current Assets	751,667	799,725
Noncurrent Assets
Investments	130,303	78,823
Property, Plant, and Equipment, net of accumulated depreciation	3,243,986	2,876,685
Regulatory Assets	91,225	86,062
Intangible Assets, net of accumulated amortization	3,836	4,642
Goodwill	37,572	37,572
Other Noncurrent Assets	103,547	80,770
Total Noncurrent Assets	3,610,469	3,164,554
Total Assets	$4,362,136	$3,964,279

Liabilities and Shareholders' Equity
Current Liabilities
Short-Term Debt	$28,727	$60,242
Current Maturities of Long-Term Debt	121,966	79,951
Accounts Payable	127,118	93,606
Accrued Salaries and Wages	40,549	35,666
Accrued Taxes	16,320	18,460
Regulatory Liabilities	62,510	16,600
Other Current Liabilities	150,239	46,433
Total Current Liabilities	547,429	350,958
Noncurrent Liabilities
Pension Benefit Liability	31,802	32,376
Other Postretirement Benefits Liability	32,861	31,813
Regulatory Liabilities	311,100	297,398
Deferred Income Taxes	294,639	305,931
Deferred Tax Credits	14,094	14,321
Other Noncurrent Liabilities	126,591	106,156
Total Noncurrent Liabilities	811,087	787,995
Commitments and Contingencies (Note 10)
Capitalization
Long-Term Debt	1,090,985	963,566
Shareholders' Equity
Common Shares: 50,000,000 shares authorized, $5 par value; 41,985,580 and 41,905,520 outstanding at September 30, 2026 and December 31, 2025	209,928	209,528
Additional Paid-In Capital	433,609	434,195
Retained Earnings	1,269,234	1,217,567
Accumulated Other Comprehensive Income (Loss)	(136)	470
Total Shareholders' Equity	1,912,635	1,861,760
Total Capitalization	3,003,620	2,825,326
Total Liabilities and Shareholders' Equity	$4,362,136	$3,964,279
See accompanying condensed notes to consolidated financial statements.

OTTER TAIL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per-share amounts)	2026	2025	2026	2025

Operating Revenues
Electric	$134,979	$138,597	$422,167	$417,048
Product Sales	185,534	186,966	579,755	578,911
Total Operating Revenues	320,513	325,563	1,001,922	995,959
Operating Expenses
Electric Production Fuel	21,114	25,442	52,499	56,055
Electric Purchased Power	5,539	9,495	45,821	55,862
Electric Operating and Maintenance Expenses	50,174	41,144	155,123	136,830
Cost of Products Sold (excluding depreciation)	119,465	101,198	345,411	311,551
Nonelectric Selling, General, and Administrative Expenses	20,067	17,792	64,007	56,434
Depreciation and Amortization	30,608	29,554	91,398	88,376
Electric Property Taxes	4,649	4,333	14,232	12,788
Legal Settlement Expenses	—	—	103,500	—
Total Operating Expenses	251,616	228,958	871,991	717,896
Operating Income	68,897	96,605	129,931	278,063
Other Income and (Expense)
Interest Expense	(13,141)	(11,790)	(38,667)	(35,063)
Nonservice Components of Postretirement Benefits	668	304	2,161	2,441
Other Income (Expense), net	7,542	5,990	19,262	15,231
Income Before Income Taxes	63,966	91,109	112,687	260,672
Income Tax Expense (Benefit)	4,503	12,817	(11,777)	36,553
Net Income	$59,463	$78,292	$124,464	$224,119

Weighted-Average Common Shares Outstanding:
Basic	41,959	41,877	41,939	41,859
Diluted	42,168	42,138	42,123	42,106
Earnings Per Share:
Basic	$1.42	$1.87	$2.97	$5.35
Diluted	$1.41	$1.86	$2.95	$5.32
See accompanying condensed notes to consolidated financial statements.

OTTER TAIL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025

Net Income	$59,463	$78,292	$124,464	$224,119
Other Comprehensive Income (Loss):
Unrealized Gains (Losses) on Available-for-Sale Securities, net of tax (expense) benefit of $82, ($5), $187 and ($71)	(279)	20	(606)	245
Pension and Other Postretirement Benefits, net of tax benefit of $0, $4, $0 and $12	—	(12)	—	(35)
Total Other Comprehensive Income (Loss)	(279)	8	(606)	210
Total Comprehensive Income	$59,184	$78,300	$123,858	$224,329
See accompanying condensed notes to consolidated financial statements.

OTTER TAIL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)

(in thousands, except common shares outstanding)	Common Shares Outstanding	Par Value, Common Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity

Balance, June 30, 2026	41,985,580	$209,928	$432,754	$1,234,046	$143	$1,876,871
Stock Compensation Expense	—	—	855	—	—	855
Net Income	—	—	—	59,463	—	59,463
Other Comprehensive Loss	—	—	—	—	(279)	(279)
Common Dividends ($0.5775 per share)	—	—	—	(24,275)	—	(24,275)
Balance, September 30, 2026	41,985,580	$209,928	$433,609	$1,269,234	$(136)	$1,912,635

Balance, June 30, 2025	41,904,370	$209,522	$432,664	$1,131,542	$734	$1,774,462
Stock Issued Under Share-Based Compensation Plans, net of shares withheld for employee taxes	1,150	6	(6)	—	—	—
Stock Compensation Expense	—	—	710	—	—	710
Net Income	—	—	—	78,292	—	78,292
Other Comprehensive Income	—	—	—	—	8	8
Common Dividends ($0.5250 per share)	—	—	—	(22,021)	—	(22,021)
Balance, September 30, 2025	41,905,520	$209,528	$433,368	$1,187,813	$742	$1,831,451

Balance, December 31, 2025	41,905,520	$209,528	$434,195	$1,217,567	$470	$1,861,760
Stock Issued Under Share-Based Compensation Plans, net of shares withheld for employee taxes	80,060	400	(4,374)	—	—	(3,974)
Stock Purchase Plan Expenses	—	—	(242)	—	—	(242)
Stock Compensation Expense	—	—	4,030	—	—	4,030
Net Income	—	—	—	124,464	—	124,464
Other Comprehensive Loss	—	—	—	—	(606)	(606)
Common Dividends ($1.7325 per share)	—	—	—	(72,797)	—	(72,797)
Balance, September 30, 2026	41,985,580	$209,928	$433,609	$1,269,234	$(136)	$1,912,635

Balance, December 31, 2024	41,827,967	$209,140	$429,089	$1,029,738	$532	$1,668,499
Stock Issued Under Share-Based Compensation Plans, net of shares withheld for employee taxes	77,553	388	(3,522)	—	—	(3,134)
Stock Purchase Plan Expenses	—	—	(305)	—	—	(305)
Stock Compensation Expense	—	—	8,106	—	—	8,106
Net Income	—	—	—	224,119	—	224,119
Other Comprehensive Income	—	—	—	—	210	210
Common Dividends ($1.575 per share)	—	—	—	(66,044)	—	(66,044)
Balance, September 30, 2025	41,905,520	$209,528	$433,368	$1,187,813	$742	$1,831,451
See accompanying condensed notes to consolidated financial statements.

OTTER TAIL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30,
(in thousands)	2026	2025

Operating Activities
Net Income	$124,464	$224,119
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	91,398	88,376
Deferred Tax Credits	(227)	(477)
Deferred Income Taxes	(14,588)	14,527
Investment Gains	(3,893)	(5,519)
Stock Compensation Expense	9,735	8,106
Legal Settlement Expenses	103,500	—
Other, Net	(8,605)	(3,636)
Changes in Operating Assets and Liabilities:
Receivables	(27,070)	(20,730)
Inventories	(17,986)	(2,837)
Regulatory Assets	(8,833)	(1,429)
Other Assets	(5,492)	4,985
Accounts Payable	29,580	(8,702)
Accrued and Other Liabilities	2,134	(3,530)
Regulatory Liabilities	35,773	(363)
Pension and Other Postretirement Benefits	(1,995)	(3,941)
Net Cash Provided by Operating Activities	307,895	288,949
Investing Activities
Capital Expenditures	(451,586)	(213,329)
Proceeds from Disposal of Investments and Other Assets	61,627	4,957
Purchases of Investments and Other Assets	(56,236)	(7,642)
Net Cash Used in Investing Activities	(446,195)	(216,014)
Financing Activities
Net Repayments of Short-Term Debt	(31,515)	(69,615)
Proceeds from Issuance of Long-Term Debt	170,000	100,000
Dividends Paid	(72,797)	(66,044)
Payments for Shares Withheld for Employee Tax Obligations	(3,974)	(3,134)
Other, net	(278)	(3,007)
Net Cash Provided by (Used in) Financing Activities	61,436	(41,800)
Net Change in Cash, Cash Equivalents and Restricted Cash	(76,864)	31,135
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	386,193	294,651
Cash, Cash Equivalents and Restricted Cash at End of Period	$309,329	$325,786

Supplemental Disclosure of Noncash Investing Activities
Accrued Property, Plant and Equipment Additions	$29,264	$13,009
See accompanying condensed notes to consolidated financial statements.

OTTER TAIL CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
1. Summary of Significant Accounting Policies
Overview
Otter Tail Corporation (OTC) and its subsidiaries (collectively, the "Company", "us", "our", or "we") form a diverse, multi-platform business consisting of a vertically integrated, regulated utility with generation, transmission, and distribution facilities complemented by manufacturing businesses providing metal fabrication for custom machine parts and metal components, manufacturing of extruded and thermoformed plastic products, and manufacturing of polyvinyl chloride (PVC) pipe products. We classify our business into three segments: Electric, Manufacturing, and Plastics. Note 2 includes an additional description of the segments and financial information regarding each segment.
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
Because of the seasonality of our businesses and other factors, earnings for the three and nine months ended September 30, 2026 should not be taken as an indication of earnings for all or any part of the balance of the current year or as an indication of earnings for future years.
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
Government Grants. In December 2025, the FASB issued authoritative guidance codified in ASC 832, Government Grants, which adds guidance on the recognition, measurement, and presentation of government grants. The new guidance is effective for our annual periods beginning in 2029, including interim periods within that fiscal year, and can be applied on a modified prospective, modified retrospective, or full retrospective basis. We are currently evaluating the impact of this guidance on our consolidated financial statements and related disclosures.

2. Segment Information
Our business is comprised of three reportable segments: Electric, Manufacturing, and Plastics, consistent with our business strategy, organizational structure, and internal reporting and review processes. Segment net income is the primary measure of segment profit or loss used by our chief operating decision maker in assessing segment performance and allocating resources to our segments.
Segment Profit or Loss
Information about each segment, including significant expenses and net income of each segment, for the three and nine months ended September 30, 2026 and 2025 are as follows:
Electric Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025

Operating Revenue	$134,979	$138,597	$422,167	$417,048
Production Fuel and Purchased Power	26,653	34,937	98,320	111,917
Operating and Maintenance Expenses	50,174	41,144	155,123	136,830
Depreciation and Amortization	23,955	22,433	71,624	67,087
Property Taxes	4,649	4,333	14,232	12,788
Interest Expense	12,241	10,891	35,966	32,370
Income Tax Benefit	(5,751)	(701)	(24,037)	(9,178)
Other Segment Items(1)	(4,360)	(1,748)	(10,426)	(5,977)
Net Income	$27,418	$27,308	$81,365	$71,211

(1) Other segment items include nonservice components of postretirement benefits, allowance for funds used during construction, and other expenses (income).
Manufacturing Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025

Operating Revenue	$89,709	$76,951	$267,731	$237,363
Cost of Goods Sold	73,900	61,283	214,522	193,108
Selling, General, and Administrative Expenses	12,003	9,978	36,775	31,071
Interest Expense	595	633	1,785	1,882
Income Tax Expense	642	1,141	3,227	2,371
Other Segment Items	—	—	(1)	1
Net Income	$2,569	$3,916	$11,423	$8,930
Plastics Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025

Operating Revenue	$95,825	$110,015	$312,024	$341,548
Cost of Goods Sold	49,234	44,139	141,911	131,155
Selling, General, and Administrative Expenses	7,249	6,919	22,001	20,526
Legal Settlement Expenses	—	—	103,500	—
Interest Expense	145	146	617	539
Income Tax Expense	10,227	15,317	12,168	49,294
Other Segment Items	—	(1)	(2)	(4)
Net Income	$28,970	$43,495	$31,829	$140,038

Capital Expenditures and Identifiable Assets
The following provides capital expenditures for each reportable segment and our corporate cost center for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
(in thousands)	2026	2025

Capital Expenditures
Electric	$429,345	$199,618
Manufacturing	12,074	6,763
Plastics	10,091	6,336
Corporate	76	612
Total Capital Expenditures	$451,586	$213,329
The following provides the identifiable assets by segment and corporate assets as of September 30, 2026 and December 31, 2025:

(in thousands)	September 30, 2026	December 31, 2025

Identifiable Assets
Electric	$3,427,463	$3,006,695
Manufacturing	265,241	243,737
Plastics	320,840	185,936
Corporate	348,592	527,911
Total Identifiable Assets	$4,362,136	$3,964,279
Corporate assets consist primarily of cash and cash equivalents, investments, and prepaid expenses.

Reconciliation to Consolidated Amounts
Certain costs are not allocated to our operating segments. Corporate operating costs include items such as corporate staff and overhead costs, the results of our captive insurance company, and other items excluded from the measurement of operating segment performance. Corporate is not an operating segment, rather it is added to operating segment totals to reconcile to consolidated amounts.
Included below are reconciliations of certain segment information and our unallocated corporate costs to consolidated amounts for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025

Depreciation and Amortization
Electric	$23,955	$22,433	$71,624	$67,087
Manufacturing	4,796	5,411	14,346	16,357
Plastics	1,784	1,636	5,206	4,771
Corporate	73	74	222	161
Total Depreciation and Amortization	$30,608	$29,554	$91,398	$88,376

Interest Expense
Total Interest Expense of Reportable Segments	$12,981	$11,670	$38,368	$34,791
Corporate Interest Expense	160	120	299	272
Total Interest Expense	$13,141	$11,790	$38,667	$35,063

Income Tax Expense (Benefit)
Total Income Tax Expense (Benefit) of Reportable Segments	$5,118	$15,757	$(8,642)	$42,487
Corporate Income Tax Benefit	(615)	(2,940)	(3,135)	(5,934)
Total Income Tax Expense (Benefit)	$4,503	$12,817	$(11,777)	$36,553

Net Income
Total Net Income of Reportable Segments	$58,957	$74,719	$124,617	$220,179
Corporate Net Income (Loss)	506	3,573	(153)	3,940
Total Net Income	$59,463	$78,292	$124,464	$224,119

3. Revenue
The following presents our operating revenues from external customers, in total and by amounts arising from contracts with customers and alternative revenue program (ARP) arrangements, disaggregated by revenue source and segment for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025

Operating Revenues
Electric Segment
Retail: Residential	$35,067	$32,106	$110,027	$104,939
Retail: Commercial and Industrial	78,523	77,507	254,678	244,105
Retail: Other	2,160	2,029	6,391	6,100
Total Retail	115,750	111,642	371,096	355,144
Transmission	15,500	14,934	40,051	40,297
Wholesale	1,933	10,379	4,319	16,418
Other	1,796	1,642	6,701	5,189
Total Electric Segment	134,979	138,597	422,167	417,048
Manufacturing Segment
Metal Parts and Tooling	78,057	67,649	233,247	207,868
Plastic Products and Tooling	9,493	7,710	28,143	24,255
Scrap Metal	2,159	1,592	6,341	5,240
Total Manufacturing Segment	89,709	76,951	267,731	237,363
Plastics Segment
PVC Pipe	95,825	110,015	312,024	341,548
Total Operating Revenue	320,513	325,563	1,001,922	995,959
Less: Non-contract Revenues Included Above
Electric Segment - ARP Revenues	3,345	(323)	7,158	305
Total Operating Revenues from Contracts with Customers	$317,168	$325,886	$994,764	$995,654
4. Select Balance Sheet Information
Cash, Cash Equivalents and Restricted Cash
The following table reconciles the amounts presented for cash, both unrestricted and restricted, in the consolidated balance sheets to the amounts presented in the consolidated statements of cash flows as of September 30, 2026 and December 31, 2025:

(in thousands)	September 30, 2026	December 31, 2025

Cash and Cash Equivalents	$205,829	$386,193
Restricted Cash(1)	103,500	—
Total Cash, Cash Equivalents and Restricted Cash	$309,329	$386,193
(1) Represents the amounts held in escrow accounts as part of the legal settlements in certain class-action lawsuits. These amounts will remain restricted until such time the related settlement agreements receive final court approval and the settlement process is complete or the settlement agreements are terminated, at which point the funds would be returned to the Company. See Note 10, Commitments and Contingencies, for additional information.

Receivables and Allowance for Credit Losses
Receivables as of September 30, 2026 and December 31, 2025 are as follows:

(in thousands)	September 30, 2026	December 31, 2025

Receivables
Trade	$145,743	$110,180
Other	10,077	12,094
Unbilled Receivables	18,477	24,868
Total Receivables	174,297	147,142
Less: Allowance for Credit Losses	1,731	1,646
Receivables, net of allowance for credit losses	$172,566	$145,496
The following is a summary of activity in the allowance for credit losses for the nine months ended September 30, 2026 and 2025:

(in thousands)	2026	2025

Beginning Balance, January 1	$1,646	$1,920
Additions Charged to Expense	1,373	1,134
Reductions for Amounts Written Off, Net of Recoveries	(1,288)	(1,297)
Ending Balance, September 30	$1,731	$1,757
Inventories
Inventories consist of the following as of September 30, 2026 and December 31, 2025:

(in thousands)	September 30, 2026	December 31, 2025

Raw Material, Fuel and Supplies	$99,913	$90,720
Work in Process	28,043	25,381
Finished Goods	50,189	42,497
Total Inventories	$178,145	$158,598
Investments
The following is a summary of our investments as of September 30, 2026 and December 31, 2025:

(in thousands)	September 30, 2026	December 31, 2025

Short-term Investments
Government Debt Securities	$1,205	$53,915
Corporate Debt Securities	—	396
Total Short-term Investments	1,205	54,311
Long-term Investments
Corporate-Owned Life Insurance Policies	51,502	49,258
Government Debt Securities	54,999	9,221
Corporate Debt Securities	1,294	924
Mutual Funds	20,470	16,727
Money Market Funds	2,011	2,666
Other Investments	27	27
Total Long-term Investments	130,303	78,823
Total Investments	$131,508	$133,134

Debt Securities. The following table summarizes the amortized cost and fair value of available-for-sale debt securities and the corresponding amounts of gross unrealized gains and losses as of September 30, 2026 and December 31, 2025:

	September 30, 2026

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value

Government Debt Securities	$56,448	$—	$(244)	$56,204
Corporate Debt Securities	1,321	—	(27)	1,294
Total Debt Securities	$57,769	$—	$(271)	$57,498

	December 31, 2025

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value

Government Debt Securities	$62,617	$527	$(8)	$63,136
Corporate Debt Securities	1,309	12	(1)	1,320
Total Debt Securities	$63,926	$539	$(9)	$64,456
As of September 30, 2026 and December 31, 2025, no unrealized losses on debt securities were deemed to be credit related.
The following table summarizes the fair value of available-for-sale debt securities by contractual maturity date as of September 30, 2026:

(in thousands)	September 30, 2026

Due in one year or less	$1,205
Due in one to five years	55,794
Due in five to ten years	499
Total Debt Securities	$57,498
Equity Securities. The amount of net unrealized gains and losses during the three and nine months ended September 30, 2026 and 2025 on marketable equity securities still held as of September 30, 2026 and 2025 was not material.
Property, Plant, and Equipment
Major classes of property, plant, and equipment as of September 30, 2026 and December 31, 2025 include:

(in thousands)	September 30, 2026	December 31, 2025

Electric Plant
Electric Plant in Service	$3,491,828	$3,370,677
Construction Work in Progress	484,870	233,978
Total Gross Electric Plant	3,976,698	3,604,655
Less Accumulated Depreciation	908,309	899,401
Net Electric Plant	3,068,389	2,705,254
Nonelectric Property, Plant, and Equipment
Nonelectric Property, Plant, and Equipment	416,881	404,922
Construction Work in Progress	18,554	12,389
Total Gross Nonelectric Property, Plant, and Equipment	435,435	417,311
Less Accumulated Depreciation	259,838	245,880
Net Nonelectric Property, Plant, and Equipment	175,597	171,431
Total Net Property, Plant, and Equipment	$3,243,986	$2,876,685
Leases
Land Leases. In connection with our Abercrombie Solar project, which is currently under construction in southeastern North Dakota, we have entered into multiple land lease agreements for the property on which the facility will be constructed. The leases commenced on May 1, 2026, and have an initial term of 35 years, with options to extend the lease term for up to an additional 10 years. Total contractual lease payments over the initial 35-year term are $53.9 million. Upon commencement of the leases, we recognized operating lease right-of-use assets and corresponding lease liabilities of $20.1 million.
5. Regulatory Matters
Regulatory Assets and Liabilities
The following presents our current and long-term regulatory assets and liabilities as of September 30, 2026 and December 31, 2025 and the period we expect to recover or refund such amounts:

	Period of	September 30, 2026		December 31, 2025
(in thousands)	Recovery/Refund	Current	Long-Term	Current	Long-Term

Regulatory Assets
Pension and Other Postretirement Benefit Plans[1]	Various	$2,765	$73,068	$2,765	$72,762
Alternative Revenue Program Riders[2]	Up to 2 years	11,965	4,063	7,834	1,036
Deferred Income Taxes[1]	Asset lives	—	8,765	—	9,007
Fuel Clause Adjustments[1]	Up to 1 year	4,119	—	6,558	—
Derivative Instruments[1]	Up to 2 years	1,348	107	2,717	—
Other[1]	Various	1,047	5,222	563	3,257
Total Regulatory Assets		$21,244	$91,225	$20,437	$86,062
Regulatory Liabilities
Deferred Income Taxes	Asset lives	$—	$121,686	$—	$125,413
Plant Removal Obligations	Asset lives	—	133,335	—	130,686
Fuel Clause Adjustments	Up to 1 year	18,025	—	1,231	—
Alternative Revenue Program Riders	Up to 1 year	13,210	—	9,961	—
North Dakota PTC Refunds	Asset lives	—	43,457	—	29,169
Pension and Other Postretirement Benefit Plans	Various	3,174	10,386	3,174	9,187
Derivative Instruments	Up to 2 years	26,411	332	124	—
Other	Various	1,690	1,904	2,110	2,943
Total Regulatory Liabilities		$62,510	$311,100	$16,600	$297,398

[1]Costs subject to recovery without a rate of return.
[2]Amounts eligible for recovery include an incentive or rate of return.
South Dakota Rate Case
On June 4, 2025, Otter Tail Power Company (OTP) filed a request with the South Dakota Public Utilities Commission (SDPUC) for an increase in revenue recoverable under general rates in South Dakota. In its filing, OTP requested a net increase in annual revenue of $5.7 million, or 12.50%, based on an allowed rate of return on rate base of 8.29%. Interim rates went into effect on December 1, 2025 and were subject to potential refund until the finalization of the rate case.
On March 10, 2026, the SDPUC approved a settlement agreement between OTP and the commission staff in the general rate case. The key provisions of the order included a net increase in annual revenue of $3.3 million, or 7.7%, based on a return on rate base of 7.09%. Through the settlement of the case, the parties also agreed to a moratorium on increases to base rates until December 1, 2029, with certain exceptions. New base rates in South Dakota went into effect on April 1, 2026, and interim rate refunds totaling $0.8 million were refunded to customers.
Minnesota Rate Case
On October 31, 2025, OTP filed a request with the Minnesota Public Utilities Commission (MPUC) for an increase in revenue recoverable under general rates in Minnesota. In its filing, OTP requested a net increase in annual revenue of $44.8 million, or 17.7%, based on an allowed rate of return on rate base of 7.92% and an allowed return on equity (ROE) of 10.65% on an equity ratio of 53.5% of total capital. The request included, among other items, accelerated recovery of the remaining investment of the jurisdictionally allocated share of Coyote Station, which has a $4.3 million annual impact. The request for accelerated recovery is driven by the MPUC’s order in OTP’s most recent Integrated Resource Plan (IRP) to discontinue serving Minnesota customers with capacity and energy from Coyote Station by December 2031. If this part of the request is granted, we anticipate the amounts collected would be deferred and recognized over the remaining estimated useful life of the plant, which extends until 2041. The filing also included an interim rate request for a net increase in annual revenue of $31.8 million, or 12.6%.

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
In a filing submitted to the MPUC on August 31, 2026, OTP revised its requested net annual revenue increase to $38.7 million to reflect updates and adjustments made since the initial filing.
6. Asset Retirement Obligations
We have recognized Asset Retirement Obligations (AROs) related to our wind turbines, coal-fired generation plants, solar facilities, and natural gas combustion turbines. The cost of AROs includes items such as site restoration, closure of ash landfills, monitoring activities, and the removal of certain structures.
A reconciliation of the carrying amounts of AROs for the nine months ended September 30, 2026 is as follows:

(in thousands)	2026

Beginning Balance, January 1	$43,987
Adjustments Due to Revisions in Cash Flow Estimates	(6,083)
Accrued Accretion	1,405
Settlements	(64)
Ending Balance, September 30	$39,245
During the nine months ended September 30, 2026, we completed our wind repowering projects, which consisted of the replacement or upgrades of hubs, gearboxes, blades, generators, and other components at several of our wind facilities. The completion of the project resulted in the extension of the estimated useful lives of these facilities, which directly impacts the timing and amount of the expected cash flows to be incurred to settle the associated retirement obligations. As such, we adjusted our estimated cash flows related to these facilities during the period, which resulted in a $6.1 million reduction in our estimated ARO liabilities, as well as related reduction to property, plant, and equipment.
As of September 30, 2026 and December 31, 2025, $0.1 million was included in other current liabilities, and $39.1 million and $43.9 million, respectively, were included in other noncurrent liabilities in the consolidated balance sheets related to AROs.
7. Short-Term and Long-Term Borrowings
Short-Term Debt
The following is a summary of our lines of credit as of September 30, 2026 and December 31, 2025:

		September 30, 2026			December 31, 2025
(in thousands)	Borrowing Limit	Amount Outstanding	Letters of Credit	Amount Available	Amount Available

OTC Credit Agreement	$170,000	$—	$—	$170,000	$170,000
OTP Credit Agreement	220,000	28,727	12,765	178,508	149,297
Total Short-Term Debt	$390,000	$28,727	$12,765	$348,508	$319,297
Borrowings under each credit facility are subject to a variable rate of interest on outstanding balances and a commitment fee is charged based on the average unused amount available to be drawn under the respective facility. The variable rate of interest to be charged is based on a benchmark interest rate, either the Secured Overnight Financing Rate or a Base Rate, as defined in the credit agreements, selected by the borrower at the time of an advance, subject to the conditions of each agreement, plus an applicable credit spread. The credit spread ranges from zero to 2.00%, depending on the benchmark interest rate selected, and is subject to adjustment based on the credit ratings of the relevant borrower. The weighted-average interest rate on all outstanding borrowings as of September 30, 2026 and December 31, 2025 was 5.51% and 5.08%.
Letters of Credit
As of September 30, 2026, we had a total of $16.0 million of unused letters of credit outstanding, including the amounts issued under our credit facilities.

Long-Term Debt
The following is a summary of outstanding long-term debt by borrower as of September 30, 2026 and December 31, 2025:

				(in thousands)
Borrower	Debt Instrument	Rate	Maturity	September 30, 2026	December 31, 2025

OTC	Guaranteed Senior Notes	3.55%	12/15/26	$80,000	$80,000
OTP	Series 2007C Senior Unsecured Notes	6.37%	08/02/27	42,000	42,000
OTP	Series 2013A Senior Unsecured Notes	4.68%	02/27/29	60,000	60,000
OTP	Series 2019A Senior Unsecured Notes	3.07%	10/10/29	10,000	10,000
OTP	Series 2020A Senior Unsecured Notes	3.22%	02/25/30	10,000	10,000
OTP	Series 2020B Senior Unsecured Notes	3.22%	08/20/30	40,000	40,000
OTP	Series 2021A Senior Unsecured Notes	2.74%	11/29/31	40,000	40,000
OTP	Series 2024A Senior Unsecured Notes	5.48%	04/01/34	60,000	60,000
OTP	Series 2025A Senior Unsecured Notes	5.49%	03/27/35	50,000	50,000
OTP	Series 2026A Senior Unsecured Notes	5.33%	03/19/36	100,000	—
OTP	Series 2007D Senior Unsecured Notes	6.47%	08/20/37	50,000	50,000
OTP	Series 2019B Senior Unsecured Notes	3.52%	10/10/39	26,000	26,000
OTP	Series 2020C Senior Unsecured Notes	3.62%	02/25/40	10,000	10,000
OTP	Series 2013B Senior Unsecured Notes	5.47%	02/27/44	90,000	90,000
OTP	Series 2018A Senior Unsecured Notes	4.07%	02/07/48	100,000	100,000
OTP	Series 2019C Senior Unsecured Notes	3.82%	10/10/49	64,000	64,000
OTP	Series 2020D Senior Unsecured Notes	3.92%	02/25/50	15,000	15,000
OTP	Series 2021B Senior Unsecured Notes	3.69%	11/29/51	100,000	100,000
OTP	Series 2022A Senior Unsecured Notes	3.77%	05/20/52	90,000	90,000
OTP	Series 2024B Senior Unsecured Notes	5.77%	04/01/54	60,000	60,000
OTP	Series 2025B Senior Unsecured Notes	5.98%	06/05/55	50,000	50,000
OTP	Series 2026B Senior Unsecured Notes	6.04%	06/04/56	70,000	—
Total Long-Term Debt				1,217,000	1,047,000
Less:	Current Maturities, Net of Unamortized Debt Issuance Costs			121,966	79,951
Less:	Unamortized Long-Term Debt Issuance Costs			4,049	3,483
Total Long-Term Debt, Net of Unamortized Debt Issuance Costs				$1,090,985	$963,566
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
Financial Covenants
Certain of OTC's and OTP's short- and long-term debt agreements require the borrower, whether OTC or OTP, to maintain certain financial covenants, including a maximum debt to total capitalization ratio of 0.60 to 1.00 or 0.65 to 1.00, depending on the debt agreement, a minimum interest and dividend coverage ratio of 1.50 to 1.00, and a maximum level of priority indebtedness. As of September 30, 2026, OTC and OTP were in compliance with these financial covenants.

8. Employee Postretirement Benefits
The Company sponsors a noncontributory funded pension plan (the Pension Plan), an unfunded, nonqualified Executive Survivor and Supplemental Retirement Plan (ESSRP), both accounted for as defined benefit pension plans, and a postretirement healthcare plan accounted for as an other postretirement benefit plan.
The following table includes the components of net periodic benefit cost (income) related to our defined benefit pension plans and other postretirement benefits for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	Pension Benefits (Pension Plan)		Pension Benefits (ESSRP)		Postretirement Benefits
(in thousands)	2026	2025	2026	2025	2026	2025

Service Cost	$814	$876	$—	$—	$172	$123
Interest Cost	4,306	4,325	458	474	457	403
Expected Return on Assets	(6,241)	(6,191)	—	—	—	—
Amortization of Prior Service Cost	—	—	—	—	(916)	(948)
Amortization of Net Actuarial Loss	712	335	—	—	102	—
Net Periodic Benefit Cost (Income)	$(409)	$(655)	$458	$474	$(185)	$(422)

	Nine Months Ended September 30,
	Pension Benefits (Pension Plan)		Pension Benefits (ESSRP)		Postretirement Benefits
(in thousands)	2026	2025	2026	2025	2026	2025

Service Cost	$2,444	$2,627	$—	$—	$517	$368
Interest Cost	12,919	12,977	1,375	1,421	1,371	1,208
Expected Return on Assets	(18,724)	(18,573)	—	—	—	—
Amortization of Prior Service Cost	—	—	—	—	(2,749)	(2,846)
Amortization of Net Actuarial Loss	2,136	1,006	—	—	306	—
Net Periodic Benefit Cost (Income)	$(1,225)	$(1,963)	$1,375	$1,421	$(555)	$(1,270)
The following table includes the impact of regulation on the recognition of periodic benefit cost (income) arising from pension and other postretirement benefits for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025

Net Periodic Benefit Cost (Income)	$(136)	$(603)	$(405)	$(1,812)
Net Amount Amortized Due to the Effect of Regulation	454	1,298	1,205	2,366
Net Periodic Benefit Cost (Income) Recognized	$318	$695	$800	$554
We had no minimum funding requirements for our Pension Plan or any other postretirement benefit plans as of December 31, 2025. We did not make any contributions to our Pension Plan during the nine months ended September 30, 2026 and 2025.
9. Income Taxes
During the three and nine months ended September 30, 2026, the Company recorded income tax expense of $4.5 million and an income tax benefit of $11.8 million, compared with income tax expense of $12.8 million and $36.6 million for the corresponding periods in 2025. The Company's effective tax rate was a tax expense of 7.0% and a tax benefit of 10.5% for the three and nine months ended September 30, 2026. The Company's effective tax rate was a tax expense of 14.1% and 14.0% for the three and nine months ended September 30, 2025.
Income tax benefit for the nine months ended September 30, 2026 included discrete income tax benefits of $26.3 million related to losses recognized from the settlement agreements executed during the period in connection with the U.S. PVC pipe antitrust class action litigation. Additional information regarding these matters is included in Note 10 to the consolidated financial statements.
The rates for all periods presented differ from the federal statutory rate of 21% primarily due to the impact of production tax credits (PTCs) associated with the energy generation of our wind and solar assets, partially offset by the impact of state taxes. In 2026, the effective tax rate was also significantly impacted by the discrete tax benefits described above.

The Company's effective tax rate decreased in 2026 compared with 2025 primarily as a result of the discrete tax benefits described above. The decrease was also attributable to higher PTCs generated by the Company's wind generation facilities following the completion of repowering projects at certain facilities in late 2025 and early 2026. Completion of these projects initiated new ten-year periods for earning PTCs on qualifying generation. PTCs are credited to customers through rider mechanisms and are reflected as reductions to both operating revenues and income tax expense.
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
In June 2024, FERC issued an Order to Show Cause proceeding against four RTOs, including MISO. Within its order, FERC indicates that the transmission tariffs of the RTOs appear to be unjust, unreasonable, and unduly discriminatory or preferential because they allow transmission owners to unilaterally elect transmission owner self-funding, which may increase costs, impose barriers to transmission interconnection, and result in undue discrimination among interconnection customers.
The order required each RTO to submit filings to either 1) show cause as to why the transmission tariff remains just and reasonable and not duly discriminatory or preferential, or 2) to explain what changes to the tariff it believes would remedy the identified concerns. FERC has received a number of responses to its Order to Show Cause. In September 2024, in separate filings, MISO and transmission owners within MISO, including OTP, filed responses outlining the reasons why the self-funding option remains just and reasonable and not unduly discriminatory or preferential. Other responses have been provided by other RTOs, individual transmission owners, developers of renewable generation facilities, and other interested parties.
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
During the nine months ended September 30, 2026, we recognized an estimated loss in the amount of $103.5 million In connection with the class action lawsuits in the United States. The related liability was included in other current liabilities on our consolidated balance sheet as of September 30, 2026.
In accordance with the settlement agreements, Northern Pipe Products and Vinyltech Corporation paid an aggregate amount of $103.5 million into settlement fund escrow accounts utilizing available cash. As of September 30, 2026, the $103.5 million was included as restricted cash on our consolidated balance sheet pending final court approval and completion of the settlement process.
The NCSP settlement agreement received final court approval on September 15, 2026, and the DPP and EUP settlement agreements received final court approval on October 1, 2026. Following final approval, each agreement was subject to 30-day appeal period. As of the date of this filing, the appeal periods for all three settlement agreements have expired and no appeals have been filed. Upon the expiration of the applicable appeal periods, the $103.5 million of settlement funds were no longer subject to restriction, and the related settlement obligations were satisfied.
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
On May 20, 2025, the Otter Tail Corporation Board of Directors received a letter from counsel submitted on behalf of a shareholder, demanding the Board investigate and take legal action against certain current and former directors and officers of the Company. The derivative demand letter alleges securities law violations, breaches of fiduciary duties, and unjust enrichment by certain current and former officers and directors of the Company in connection with the matters at issue in the now settled and dismissed civil antitrust cases. At this time, we are unable to determine the likelihood of any outcome related to this matter.
Other Contingencies. We are involved in claims, legal proceedings, investigations, and regulatory matters arising in the normal course of business. We regularly analyze relevant information and, as necessary, estimate and record accrued liabilities for legal, regulatory enforcement, and other matters in which a loss or range of loss is probable of occurring and can be reasonably estimated. We believe the effect on our consolidated operating results, financial position, and cash flows, if any, for the disposition of all matters pending as of September 30, 2026, other than those discussed above, will not be material.

11. Shareholders' Equity
Registration Statements
On May 3, 2024, we filed a shelf registration statement with the SEC under which we may offer for sale, from time to time, either separately or together in any combination, equity, debt, or other securities described in the shelf registration statement. No new debt or equity has been issued pursuant to the registration statement. The registration statement expires in May 2027.
On May 3, 2024, we filed a second registration statement with the SEC for the issuance of up to 1,500,000 common shares under an Automatic Dividend Reinvestment and Share Purchase Plan, which provides shareholders, retail customers of OTP, and other interested investors methods of purchasing our common shares by reinvesting their dividends or making optional cash investments. Shares purchased under the plan may be newly issued common shares or common shares purchased on the open market. During the nine months ended September 30, 2026, we issued 70,785 shares under this plan. We repurchased a sufficient number of shares on the open market to satisfy all issuances under the plan; accordingly, no proceeds were received as a result of the issuance of these shares. As of September 30, 2026, there were 1,260,036 shares available for purchase or issuance under the plan. The registration statement expires in May 2027.
Dividend Restrictions
OTC is a holding company with no significant operations of its own. The primary source of funds for payments of dividends to OTC's shareholders is from dividends paid or distributions made by OTC's subsidiaries. As a result of certain statutory limitations or regulatory or financing agreements, the amount of distributions allowed to be made by OTC's subsidiaries or the amount of dividends paid by OTC could be restricted. Both the OTC Credit Agreement and the OTP Credit Agreement contain restrictions on the payment of cash dividends upon a default or event of default, including failure to maintain certain financial covenants. As of September 30, 2026, we were in compliance with these financial covenants.
Under the Federal Power Act, a public utility may not pay dividends from any funds properly included in a capital account. What constitutes “funds properly included in a capital account” is undefined in the Federal Power Act or the related regulations; however, the FERC has consistently interpreted the provision to allow dividends to be paid as long as i) the source of the dividends is clearly disclosed, ii) the dividend is not excessive, and iii) there is no self-dealing on the part of corporate officials.
The MPUC indirectly limits the amount of dividends OTP can pay to OTC by requiring an equity-to-total-capitalization ratio between 46.7% and 57.1% based on OTP’s current capital structure requirements. As of September 30, 2026, OTP’s equity-to-total-capitalization ratio, including short-term debt, was 54.0% and its net assets restricted from distribution totaled approximately $1.0 billion. Under the MPUC order, total capitalization for OTP cannot exceed $2.4 billion. As of September 30, 2026, OTP's total capitalization was $2.5 billion, exceeding the allowed maximum. OTP has requested temporary authorization from the MPUC to exceed its currently authorized total capitalization limit until such time as the commission issues a final order establishing a new capitalization limit.

12. Accumulated Other Comprehensive Income (Loss)
The following presents the changes in accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026				2025
(in thousands)	Pension and Other Postretirement Benefits	Net Unrealized Gains (Losses) on Available-for-Sale Securities		Total	Pension and Other Postretirement Benefits		Net Unrealized Gains (Losses) on Available-for-Sale Securities		Total

Balance, Beginning of Period	$70	$73		$143	$350		$384		$734
Other Comprehensive Income (Loss) Before Reclassifications, net of tax	—	(279)		(279)	—		37		37
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	—		—	(12)	(1)	(17)	(2)	(29)
Total Other Comprehensive Income (Loss)	—	(279)		(279)	(12)		20		8
Balance, End of Period	$70	$(206)		$(136)	$338		$404		$742

	Nine Months Ended September 30,
	2026				2025
(in thousands)	Pension and Other Postretirement Benefits	Net Unrealized Gains (Losses) on Available-for-Sale Securities		Total	Pension and Other Postretirement Benefits		Net Unrealized Gains (Losses) on Available-for-Sale Securities		Total

Balance, Beginning of Period	$70	$400		$470	$373		$159		$532
Other Comprehensive Income (Loss) Before Reclassifications, net of tax	—	(611)		(611)	—		272		272
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	5	(2)	5	(35)	(1)	(27)	(2)	(62)
Total Other Comprehensive Income (Loss)	—	(606)		(606)	(35)		245		210
Balance, End of Period	$70	$(206)		$(136)	$338		$404		$742

(1) Included in the computation of net periodic pension and other postretirement benefit costs. See Note 8.
(2) Included in other income (expense), net on the accompanying consolidated statements of income.

13. Share-Based Payments
Stock Compensation Expense
Stock-based compensation expense arising from our employee stock purchase plan and share-based compensation plans recognized within operating expenses in the consolidated statements of income amounted to $1.2 million and $0.7 million for the three months ended September 30, 2026 and 2025 and $9.7 million and $8.1 million for the nine months ended September 30, 2026 and 2025.
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
The grant-date fair value of each restricted stock award is determined based on the market price of the Company's common stock on the date of grant adjusted to exclude the value of dividends for those awards that do not receive dividend or dividend equivalent payments during the vesting period. Awards that will be settled in cash are liability‑classified awards, which are remeasured at fair value each reporting period until settlement, with changes in fair value recognized in earnings. As of September 30, 2026, the estimated fair value of liability-classified awards was $1.3 million, which is included in accrued salaries and wages on our consolidated balance sheets. There were no liability-classified awards outstanding as of December 31, 2025.
The following is a summary of award activity for the nine months ended September 30, 2026:

	Cash-settled Awards (Units)	Stock-settled Awards (Shares)	Weighted-Average Grant-Date Fair Value

Nonvested, January 1, 2026	—	145,889	$73.60
Granted	14,800	43,355	85.74
Vested	—	(48,362)	70.13
Forfeited	—	(1,875)	74.34
Nonvested, September 30, 2026	14,800	139,007	$79.28
The fair value of vested awards was $4.3 million and $3.6 million during the nine months ended September 30, 2026 and 2025, and all awards were settled in shares of common stock.
Stock Performance Awards. Stock performance awards are granted to executive officers and certain other key employees. The awards vest at the end of a three-year performance period. The number of common shares awarded, if any, at the end of the performance period ranges from zero to 150% of the target amount based on two performance measures: i) total shareholder return relative to a peer group and ii) ROE. Vesting of the awards is accelerated in certain circumstances, including upon retirement. The number of common shares awarded on an accelerated vesting is based on actual performance at the end of the performance period. Certain awards will be settled in cash at the time of vesting rather than shares of common stock. The amount of cash paid upon settlement is equal to the value of the shares which otherwise would have been issued on the vesting date. Awards that will be settled in cash are liability‑classified awards, which are remeasured at fair value each reporting period until settlement, with changes in fair value recognized in earnings. As of September 30, 2026, the estimated fair value of liability-classified awards was $4.4 million, which is included in other noncurrent liabilities on our consolidated balance sheets. There were no liability-classified awards outstanding as of December 31, 2025.
The grant-date fair value of stock performance awards granted during the nine months ended September 30, 2026 and 2025 was determined using a Monte Carlo fair value simulation model incorporating the following assumptions:

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
The following is a summary of performance award activity for the nine months ended September 30, 2026 (unit/share amounts reflect awards at target):

	Cash-settled Awards (Units)	Stock-settled Awards (Shares)	Weighted-Average Grant-Date Fair Value

Nonvested, January 1, 2026	—	152,800	$75.52
Granted	47,600	14,800	78.32
Vested	—	(52,400)	61.61
Forfeited	—	—	—
Nonvested, September 30, 2026	47,600	115,200	$81.07
The fair value of vested awards was $6.8 million and $5.5 million during the nine months ended September 30, 2026 and 2025, and all awards were settled in shares of common stock.
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
The following includes the computation of the denominator for basic and diluted weighted-average shares outstanding for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025

Weighted-Average Common Shares Outstanding – Basic	41,959	41,877	41,939	41,859
Effect of Dilutive Securities:
Stock Performance Awards	122	164	95	150
Restricted Stock Awards	86	94	86	95
Employee Stock Purchase Plan	1	3	3	2
Dilutive Effect of Potential Common Shares	209	261	184	247
Weighted-Average Common Shares Outstanding – Diluted	42,168	42,138	42,123	42,106
The number of shares excluded from diluted weighted-average common shares outstanding because such shares were anti-dilutive was not material for the three and nine months ended September 30, 2026 and 2025.

15. Derivative Instruments
OTP holds financial transmission rights (FTRs) associated with its firm transmission rights in the MISO market. FTRs are financial instruments that entitle the holder to receive or pay amounts based on differences in hourly day-ahead energy prices between two specified points on the transmission grid and are used to mitigate transmission congestion costs. These instruments are not designated as qualifying hedging transactions but provide for an economic hedge against variability in transmission congestion costs.
OTP also enters into electric commodity contracts to manage its exposure to future market energy price variability and reduce price volatility for retail customers. These instruments are not designated as qualifying hedging transactions but provide for an economic hedge against future market energy price variability.
FTRs and other derivative instruments are recorded at fair value on the consolidated balance sheets. In accordance with ratemaking and cost recovery processes, we recognize a regulatory asset or liability to defer gains or losses from derivative activity until settlement of the associated derivative instrument.
As of September 30, 2026, OTP held FTRs with settlement dates extending through May 31, 2027, and outstanding electric commodity pay-fixed, receive-variable swap agreements with settlement dates extending through December 31, 2027. The following tables present the notional amounts and fair values of our derivative instruments as of September 30, 2026 and December 31, 2025:

(in thousands)	September 30, 2026	December 31, 2025

MWh of Electricity - FTRs	2,745	—
MWh of Electricity - Electric Commodity	511	311

(in thousands)	September 30, 2026	December 31, 2025

Derivative Assets:
FTRs	$25,451	$—
Electric Commodity	960	124
Total Current(1)	26,411	124

Electric Commodity	332	—
Total Noncurrent(2)	332	—
Total Derivative Assets	$26,743	$124

Derivative Liabilities:
FTRs	$10	$—
Electric Commodity	1,338	2,717
Total Current(1)	1,348	2,717

Electric Commodity	107	—
Total Noncurrent(2)	107	—
Total Derivative Liabilities	$1,455	$2,717
(1) Included in other current assets and other current liabilities on the accompanying consolidated balance sheets.
(2) Included in other noncurrent assets and other noncurrent liabilities on the accompanying consolidated balance sheets.
During the three months ended September 30, 2026 and 2025, FTRs were settled resulting in net gains of $4.1 million and $11.5 million, respectively. During the nine months ended September 30, 2026 and 2025, FTRs were settled resulting in net gains of $22.8 million and $20.8 million, respectively.
During the nine months ended September 30, 2026 and 2025, electric commodity contracts matured and were settled resulting in net gains of $1.5 million and net losses of $2.6 million, respectively. No electric commodity contracts matured or settled during the three months ended September 30, 2026 and 2025.
All gains and losses recognized on the settlement of derivative instruments are returned to or recovered from our electric customers through fuel recovery mechanisms in each state. When recognized in the consolidated statements of income, these gains or losses are included in electric purchased power. Gains or losses related to the settlement of derivative instruments are included in cash flows from operations in the consolidated statements of cash flows.

16. Fair Value Measurements
The following tables present our assets and liabilities measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025 classified by the input method used to measure fair value:

(in thousands)	Level 1	Level 2	Level 3

September 30, 2026

Assets:
Investments:
Money Market Funds	$2,011	$—	$—
Mutual Funds	20,470	—	—
Corporate Debt Securities	—	1,294	—
Government Debt Securities	—	56,204	—
Derivative Instruments	—	1,292	25,451
Total Assets	22,481	58,790	25,451
Liabilities:
Derivative Instruments	—	1,445	10
Total Liabilities	$—	$1,445	$10

December 31, 2025

Assets:
Investments:
Money Market Funds	$2,666	$—	$—
Mutual Funds	16,727	—	—
Corporate Debt Securities	—	1,320	—
Government Debt Securities	—	63,136	—
Derivative Instruments	—	124	—
Total Assets	19,393	64,580	—
Liabilities:
Derivative Instruments	—	2,717	—
Total Liabilities	$—	$2,717	$—
Level 1 fair value measurements are based on quoted prices (unadjusted) in active markets for identical assets that we have the ability to access at the measurement date.
The level 2 fair value measurements for government and corporate debt securities are determined using a market approach based on valuations provided by third parties which utilize industry-accepted valuation models and observable market inputs to determine valuation. Some valuations or model inputs used by the pricing service may be based on broker quotes.
The level 2 fair value measurements for electric commodity derivative instruments are determined through an income approach incorporating inputs such as forward electric commodity prices, adjusted for location differences. These inputs are observable in the marketplace throughout the full term of the instrument, can be derived from observable data, or are supported by observable levels at which transactions are executed in the marketplace.
The level 3 fair value measurements for FTR derivative instruments are determined through a market approach that incorporates pricing from MISO-administered FTR auctions, incorporating inputs such as pricing differences between specified points on the transmission grid, megawatt quantity, time-of-use, and delivery period. As directly observable pricing for an FTR position is not available, significant unobservable inputs are necessary to estimate fair value.

The following is a summary of derivative instrument transactions classified as Level 3 in the fair value hierarchy for the nine months ended September 30, 2026:

(in thousands)	2026

Balance at the beginning of the period	$—
Purchases(1)	43,931
Settlements	(22,846)
Net gains (losses) recognized as regulatory assets and liabilities	4,356
Balance at the end of the period	$25,441
(1) As of September 30, 2026, the Company recorded $25.4 million of FTRs to correct the historical accounting for these derivative instruments. Previously, these derivative instruments were recorded when settled through MISO market transactions without the related fair value and associated regulatory liability being recognized on the balance sheet prior to settlement. These amounts were previously excluded from other current assets and current regulatory liabilities on the consolidated balance sheets. The Company concluded the out-of-period adjustments made during the three months ended September 30, 2026 and the previously excluded amounts were not material to the current period or any prior periods.

Fair Value of Financial Instruments
In addition to assets and liabilities recorded at fair value on a recurring basis, we also hold financial instruments that are not recorded at fair value in the consolidated balance sheets but for which disclosure of the fair value of these financial instruments is provided.
The following reflects the carrying value and estimated fair value of these assets and liabilities as of September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Assets:
Cash and Cash Equivalents	$205,829	$205,829	$386,193	$386,193
Restricted Cash	103,500	103,500	—	—
Total Assets	309,329	309,329	386,193	386,193
Liabilities:
Short-Term Debt	28,727	28,727	60,242	60,242
Long-Term Debt	1,212,951	1,016,105	1,043,517	923,639
Total Liabilities	$1,241,678	$1,044,832	$1,103,759	$983,881
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
Otter Tail Corporation and its subsidiaries form a diverse group of businesses with operations classified into three segments: Electric, Manufacturing and Plastics. Our Electric segment business is a vertically integrated, regulated utility with generation, transmission, and distribution facilities to serve our customers in western Minnesota, eastern North Dakota, and northeastern South Dakota. Our Manufacturing segment provides metal fabrication for custom machine parts and metal components and manufactures extruded and thermoformed plastic products. Our Plastics segment manufactures PVC pipe for use in, among other applications, municipal and rural water, wastewater, and water reclamation projects.

RESULTS OF OPERATIONS - QUARTER TO DATE
Provided below are a summary and discussion of our operating results on a consolidated basis followed by a discussion of the operating results of each of our segments: Electric, Manufacturing, and Plastics. In addition to the segment results, we provide an overview of our Corporate costs. Our Corporate costs do not constitute a reportable segment, but rather consist of unallocated general corporate expenses, such as corporate staff and overhead costs, the results of our captive insurance company, and other items excluded from the measurement of segment performance. Corporate costs are added to operating segment totals to reconcile to totals on our consolidated statements of income.
CONSOLIDATED RESULTS
The following table summarizes consolidated operating results for the three months ended September 30, 2026 and 2025:

(in thousands)	2026	2025	$ change	% change

Operating Revenues	$320,513	$325,563	$(5,050)	(1.6)%
Operating Expenses	251,616	228,958	22,658	9.9
Operating Income	68,897	96,605	(27,708)	(28.7)
Interest Expense	(13,141)	(11,790)	(1,351)	11.5
Nonservice Components of Postretirement Benefits	668	304	364	119.7
Other Income (Expense), net	7,542	5,990	1,552	25.9
Income Before Income Taxes	63,966	91,109	(27,143)	(29.8)
Income Tax Expense	4,503	12,817	(8,314)	(64.9)
Net Income	$59,463	$78,292	$(18,829)	(24.0)%
Operating Revenues decreased $5.1 million primarily due to lower sales prices and sales volumes in our Plastics segment, as well as lower fuel recovery revenues and increased PTCs in our Electric segment, as the benefit of PTCs is passed through to customers. These decreases were partially offset by higher sales volumes and steel costs, which are passed through to customers, in our Manufacturing segment, as well as increased electric rates in our Electric segment. See the segment discussions below for additional information regarding period-over-period changes in operating revenues.
Operating Expenses increased $22.7 million primarily due to increased sales volumes and steel costs in our Manufacturing segment, increased operating and maintenance expenses in our Electric segment, and higher PVC resin costs in our Plastics segment. These increases were partially offset by lower fuel and purchased power costs in our Electric segment. See the segment discussions below for additional discussion of items impacting operating expenses.
Interest Expense increased $1.4 million primarily due to the issuance of an additional $170.0 million of long-term debt at OTP during the year, the proceeds of which were primarily used to fund capital investments.
Other Income (Expense), net increased $1.6 million primarily due to higher allowance for funds used during construction (AFUDC) in our Electric segment, reflecting continued investment in our Abercrombie and Solway solar projects.
Income Tax Expense decreased $8.3 million primarily due to higher PTCs at OTP resulting from increased wind generation eligible for such credits. PTCs reduce both operating revenues and income tax expense.

ELECTRIC SEGMENT RESULTS
The following table summarizes Electric segment operating results for the three months ended September 30, 2026 and 2025:

(in thousands)	2026	2025	$ change	% change

Operating Revenues	$134,979	$138,597	$(3,618)	(2.6)%
Production Fuel	21,114	25,442	(4,328)	(17.0)
Purchased Power	5,539	9,495	(3,956)	(41.7)
Operating and Maintenance Expenses	50,174	41,144	9,030	21.9
Depreciation and Amortization	23,955	22,433	1,522	6.8
Property Taxes	4,649	4,333	316	7.3
Operating Income	29,548	35,750	(6,202)	(17.3)
Interest Expense	(12,241)	(10,891)	(1,350)	12.4
Nonservice Components of Postretirement Benefits	950	577	373	64.6
Other Income (Expense), net	3,410	1,171	2,239	191.2
Income Before Income Taxes	21,667	26,607	(4,940)	(18.6)
Income Tax Benefit	(5,751)	(701)	(5,050)	n/m
Net Income	$27,418	$27,308	$110	0.4%

	2026	2025	change	% change

Electric kilowatt-hour (kwh) Sales (in thousands)
Retail kwh Sales	1,385,582	1,373,054	12,528	0.9%
Wholesale kwh Sales – Company Generation	20,268	160,639	(140,371)	(87.4)
Heating Degree Days	7	25	(18)	(72.0)
Cooling Degree Days	460	326	134	41.1%

The operating results of our Electric segment are impacted by fluctuations in weather conditions and the resulting demand for electricity for heating and cooling. The following table shows heating degree days and cooling degree days as a percent of normal for the three months ended September 30, 2026 and 2025.

	2026	2025

Heating Degree Days	17.1%	61.0%
Cooling Degree Days	131.4%	93.1%

The following table summarizes the estimated effect on diluted earnings per share of the difference in retail kwh sales under actual weather conditions and expected retail kwh sales under normal weather conditions for the three months ended September 30, 2026 and 2025, and between those periods.

	2026 vs Normal	2026 vs 2025	2025 vs Normal

Effect on Diluted Earnings Per Share	$0.03	$0.04	$(0.01)

Operating Revenues decreased $3.6 million primarily due to:
•An $8.3 million decrease in fuel recovery revenues, driven by a decrease in generation from our coal and natural gas facilities which resulted in lower fuel consumption, as well as lower market energy prices, as described below.
•A $3.6 million increase in PTCs, as described below.
•A decrease in certain rider revenues and lower commercial and industrial sales volumes.
These decreases were partially offset by:
•A $5.9 million increase in retail revenue driven by an interim rate increase in Minnesota that became effective in January 2026 as part of our ongoing rate case and increased final base rates in South Dakota that became effective in April 2026.
•A $2.7 million increase from the recovery of our additional rate base investments over the period.
•A $2.3 million increase due to the impact of favorable weather.
Production Fuel costs decreased $4.3 million primarily driven by lower generation from our coal-fired facilities. The Minnesota jurisdictional share of one of our coal-fired facilities, Coyote Station, was designated to be operated as an emergency only resource beginning June 1, 2026. The Minnesota jurisdictional share of the facility will only generate energy during a MISO declared emergency event. This designation resulted in a reduction of overall generation from Coyote Station compared to the same period last year.
Purchased Power costs decreased $4.0 million primarily due to a 59% decrease in the price of purchased power, driven by lower market energy costs, partially offset by a 44% increase in purchased power volumes primarily driven by the favorable price of market energy and the reduced generation from Coyote Station.
Operating and Maintenance expenses increased $9.0 million primarily due to higher labor costs, driven by a lower level of labor capitalization resulting from the timing of construction project activity, increased vegetative management expenses, plant outage-related costs, and an increase in insurance costs.
Depreciation and Amortization expense increased $1.5 million as additional assets, including certain wind generation, distribution, and transmission assets, were placed in service.
Interest Expense increased $1.4 million primarily due to the issuance of additional long-term debt during the year totaling $170.0 million, the proceeds of which were primarily used to fund our capital investments.
Other Income (Expense), net increased $2.2 million primarily due to an increase in AFUDC driven by capital investments in our Abercrombie and Solway solar projects.
Income Tax Benefit increased $5.1 million primarily due to an increase in PTCs driven by increased wind generation that qualified for tax credits compared to the same period last year. Our wind repowering projects were completed in late 2025 and early 2026. The completion of these repowering projects resulted in the commencement of PTCs earned on the generation from these facilities as they were placed back into service. The income tax benefit of PTCs is credited to customers and recognized as a reduction of operating revenue. Accordingly, PTCs generally do not impact net income.
MANUFACTURING SEGMENT RESULTS
The following table summarizes Manufacturing segment operating results for the three months ended September 30, 2026 and 2025:

(in thousands)	2026	2025	$ change	% change

Operating Revenues	$89,709	$76,951	$12,758	16.6%
Cost of Products Sold (excluding depreciation)	70,231	57,059	13,172	23.1
Selling, General, and Administrative Expenses	10,876	8,791	2,085	23.7
Depreciation and Amortization	4,796	5,411	(615)	(11.4)
Operating Income	3,806	5,690	(1,884)	(33.1)
Interest Expense	(595)	(633)	38	(6.0)
Income Before Income Taxes	3,211	5,057	(1,846)	(36.5)
Income Tax Expense	642	1,141	(499)	(43.7)
Net Income	$2,569	$3,916	$(1,347)	(34.4)%
Operating Revenues increased $12.8 million primarily due to higher sales volumes and the pass through of increased steel costs. Sales volumes increased 13%, reflecting improved demand in the construction, recreational vehicle, lawn and garden, and industrial markets after experiencing softer market conditions and customer inventory reduction efforts during the same period last year.
Cost of Products Sold increased $13.2 million primarily due to higher steel costs, increased sales volumes, and higher labor and other operating costs, including freight, supplies, and equipment repairs. Labor costs increased as staffing levels were expanded to support customer demand. In addition, productivity was negatively impacted by the time required for newly hired employees to reach targeted productivity levels.
Selling, General, and Administrative Expenses increased $2.1 million, primarily due to increased compensation costs, driven by increased headcount and wage inflation, higher insurance costs, increased external services provider expenses, and inflationary increases in other operating costs.

PLASTICS SEGMENT RESULTS
The following table summarizes Plastics segment operating results for the three months ended September 30, 2026 and 2025:

(in thousands)	2026	2025	$ change	% change

Operating Revenues	$95,825	$110,015	$(14,190)	(12.9)%
Cost of Products Sold (excluding depreciation)	49,234	44,139	5,095	11.5
Selling, General, and Administrative Expenses	5,465	5,283	182	3.4
Depreciation and Amortization	1,784	1,636	148	9.0
Operating Income	39,342	58,957	(19,615)	(33.3)
Interest Expense	(145)	(146)	1	(0.7)
Other Income	—	1	(1)	n/m
Income Before Income Taxes	39,197	58,812	(19,615)	(33.4)
Income Tax Expense	10,227	15,317	(5,090)	(33.2)
Net Income	$28,970	$43,495	$(14,525)	(33.4)%
Operating Revenues decreased $14.2 million compared to the same period last year, reflecting a 9% decrease in average sales prices and a 5% decrease in sales volumes. Average sales prices continued to moderate from the peak level reached in late 2022. Lower sales volumes were primarily driven by the timing of customer purchases, including purchases made earlier in the year ahead of announced PVC resin cost increases, and softer demand for our products in certain regional markets due, in part, to softness in the housing market. Increased production capacity at our Phoenix facility partially offset the volume declines.
Cost of Products Sold increased $5.1 million primarily due to a 10% increase in PVC resin and other input material costs, largely driven by global PVC resin supply and demand dynamics, as well as increases in freight, labor, and overhead costs. These cost increases were partially offset by a decrease in sales volumes, as described above.
Income Tax Expense decreased $5.1 million due to a decrease in income before income taxes.
CORPORATE RESULTS
The following table summarizes Corporate operating results for the three months ended September 30, 2026 and 2025:

(in thousands)	2026	2025	$ change	% change

General and Administrative Expenses	$3,726	$3,718	$8	0.2%
Depreciation and Amortization	73	74	(1)	(1.4)
Operating Loss	3,799	3,792	7	0.2
Interest Income (Expense)	(160)	(120)	(40)	33.3
Nonservice Cost Components of Postretirement Benefits	(282)	(273)	(9)	3.3
Other Income (Expense), net	4,132	4,818	(686)	(14.2)
Income (Loss) Before Income Taxes	(109)	633	(742)	n/m
Income Tax Benefit	(615)	(2,940)	2,325	(79.1)
Net Income	$506	$3,573	$(3,067)	(85.8)%
Other Income (Expense), net decreased $0.7 million primarily due to lower investment income driven by lower amounts of cash available for investment.
Income Tax Benefit decreased $2.3 million compared to the same period last year due to the internal allocation of interim tax expense.

RESULTS OF OPERATIONS – YEAR TO DATE
CONSOLIDATED RESULTS
The following table summarizes consolidated operating results for the nine months ended September 30, 2026 and 2025:

(in thousands)	2026	2025	$ change	% change

Operating Revenues	$1,001,922	$995,959	$5,963	0.6%
Operating Expenses	768,491	717,896	50,595	7.0
Legal Settlement Expenses	103,500	—	103,500	n/m
Operating Income	129,931	278,063	(148,132)	(53.3)
Interest Expense	(38,667)	(35,063)	(3,604)	10.3
Nonservice Components of Postretirement Benefits	2,161	2,441	(280)	(11.5)
Other Income (Expense), net	19,262	15,231	4,031	26.5
Income Before Income Taxes	112,687	260,672	(147,985)	(56.8)
Income Tax (Benefit) Expense	(11,777)	36,553	(48,330)	n/m
Net Income	$124,464	$224,119	$(99,655)	(44.5)%
Operating Revenues increased $6.0 million primarily due to higher revenues from our Electric segment driven by recent rate increases, increased sales volumes in our Plastics segment, and higher steel costs and sales volumes in our Manufacturing segment. These increases were largely offset by lower sales prices in our Plastics segment and lower fuel recovery revenues in our Electric segment. See the segment discussions below for additional information regarding the period-over-period changes in operating revenues.
Operating Expenses increased $50.6 million primarily due to higher operating and maintenance expenses in our Electric segment, higher sales volumes and steel costs in our Manufacturing segment, and higher sales volumes in our Plastics segment. These increases were partially offset by lower fuel and purchased power costs in our Electric segment. See the segment discussions below for additional discussion of items impacting operating expenses.
Legal Settlement Expenses reflect a $103.5 million estimated loss contingency recognized in the Plastics segment related to the U.S. PVC pipe antitrust class action lawsuit and settlement agreements entered into during the second quarter. See Note 10 to the consolidated financial statements for additional information regarding the lawsuit and related settlements.
Interest Expense increased $3.6 million primarily due to the issuance of additional $170.0 million of long-term debt during the year, the proceeds of which were primarily used to fund our capital investments.
Other Income (Expense), net increased $4.0 million primarily due to higher AFUDC in our Electric segment, reflecting continued investments in our Abercrombie and Solway solar projects.
Income Tax (Benefit) Expense was a benefit of $11.8 million for the nine months ended September 30, 2026, compared to income tax expense of $36.6 million for the same period last year. The change was primarily attributable to a $26.3 million tax benefit recognized in connection with the litigation settlements entered into during the second quarter, as discussed above. In addition, the Company's effective tax rate decreased in 2026 compared with 2025 due to higher PTCs generated by its wind generation facilities following the completion of repowering projects at certain facilities in late 2025 and early 2026.

ELECTRIC SEGMENT RESULTS
The following table summarizes Electric segment operating results for the nine months ended September 30, 2026 and 2025:

(in thousands)	2026	2025	$ change	% change

Operating Revenues	$422,167	$417,048	$5,119	1.2%
Production Fuel	52,499	56,055	(3,556)	(6.3)
Purchased Power	45,821	55,862	(10,041)	(18.0)
Operating and Maintenance Expenses	155,123	136,830	18,293	13.4
Depreciation and Amortization	71,624	67,087	4,537	6.8
Property Taxes	14,232	12,788	1,444	11.3
Operating Income	82,868	88,426	(5,558)	(6.3)
Interest Expense	(35,966)	(32,370)	(3,596)	11.1
Nonservice Cost Components of Postretirement Benefits	3,007	3,259	(252)	(7.7)
Other Income (Expense), net	7,419	2,718	4,701	173.0
Income Before Income Taxes	57,328	62,033	(4,705)	(7.6)
Income Tax Benefit	(24,037)	(9,178)	(14,859)	161.9
Net Income	$81,365	$71,211	$10,154	14.3%

	2026	2025	change	% change

Electric kilowatt-hour (kwh) Sales (in thousands)
Retail kwh Sales	4,501,944	4,383,754	118,190	2.7%
Wholesale kwh Sales – Company Generation	42,857	288,291	(245,434)	(85.1)
Heating Degree Days	3,762	3,936	(174)	(4.4)
Cooling Degree Days	625	471	154	32.7%

The operating results of our Electric segment are impacted by fluctuations in weather conditions and the resulting demand for electricity for heating and cooling. The following table shows heating and cooling degree days as a percent of normal for the nine months ended September 30, 2026 and 2025.

	2026	2025

Heating Degree Days	94.1%	98.5%
Cooling Degree Days	130.5%	98.7%

The following table summarizes the estimated effect on diluted earnings per share of the difference in retail kwh sales under actual weather conditions and expected retail kwh sales under normal weather conditions for the nine months ended September 30, 2026 and 2025, and between those periods.

	2026 vs Normal	2026 vs 2025	2025 vs Normal

Effect on Diluted Earnings Per Share	$(0.01)	$0.01	$(0.02)

Operating Revenues increased $5.1 million primarily due to:
•A $20.1 million increase from higher rates, reflecting interim and final base rate increases in Minnesota and South Dakota. Interim rates in Minnesota and South Dakota became effective in January 2026 and December 2025, respectively, and new final base rates in South Dakota went into effect in April 2026.
•An $8.9 million increase from the recovery of our additional rate base investments over the period.
•A $5.1 million increase from higher commercial and industrial sales volumes.
These increases were partially offset by:
•A $14.2 million decrease in fuel recovery revenues, driven by a decrease in generation from of our coal-fired facilities which resulted in lower coal consumption, as well as lower market energy prices, as described below.
•A $13.2 million increase in PTCs, as described below.
•A decrease in rider revenues associated with our wind facilities, driven by lower operating costs at those facilities.

Production Fuel costs decreased $3.6 million primarily driven by lower generation from our coal-fired facilities, as a planned outage at one of our facilities during the period resulted in lower fuel consumption.
Purchased Power costs decreased $10.0 million primarily due to a 24% decrease in the price of purchased power due to decreased market energy costs.
Operating and Maintenance expenses increased $18.3 million, primarily due to higher labor costs, driven by a lower level of labor capitalization resulting from the timing of construction project activity. Additional increases included higher vegetation management costs, plant outage-related expenses, insurance costs, and software costs.
Depreciation and Amortization increased $4.5 million due to additional assets, including certain wind, transmission, and distribution assets, being placed in service.
Interest Expense increased $3.6 million primarily due to the issuance of additional long-term debt during the year, totaling $170.0 million, the proceeds of which were primarily used to fund our capital investments.
Other Income (Expense), net increased $4.7 million primarily due to an increase in AFUDC driven by capital investments in our Abercrombie and Solway solar projects.
Income Tax Benefit increased $14.9 million primarily due to an increase in PTCs driven by increased wind generation that qualified for tax credits compared to the same period last year. Our wind repowering projects were completed in late 2025 and early 2026. The completion of these facility repowering projects resulted in the commencement of PTCs earned from the generation from these facilities as they were placed back into service. The income tax benefits of PTCs are credited to customers and recognized as a reduction of operating revenue. Accordingly, PTCs generally do not impact net income.
MANUFACTURING SEGMENT RESULTS
The following table summarizes Manufacturing segment operating results for the nine months ended September 30, 2026 and 2025:

(in thousands)	2026	2025	$ change	% change

Operating Revenues	$267,731	$237,363	$30,368	12.8%
Cost of Products Sold (excluding depreciation)	203,500	180,396	23,104	12.8
Selling, General, and Administrative Expenses	33,451	27,426	6,025	22.0
Depreciation and Amortization	14,346	16,357	(2,011)	(12.3)
Operating Income	16,434	13,184	3,250	24.7
Interest Expense	(1,785)	(1,882)	97	(5.2)
Other Income (Expense), net	1	(1)	2	n/m
Income Before Income Taxes	14,650	11,301	3,349	29.6
Income Tax Expense	3,227	2,371	856	36.1
Net Income	$11,423	$8,930	$2,493	27.9%
Operating Revenues increased $30.4 million primarily due to steel cost increases, which drove a 6% revenue increase, as steel costs are passed on to customers, as well as a 7% increase in sales volumes. Demand improved in certain markets we serve, including the energy, construction, recreational vehicle, and lawn and garden markets, compared to softer demand and tighter inventory management efforts during the same period last year.
Cost of Products Sold increased $23.1 million primarily due to higher steel costs, increased sales volumes, and higher labor and other operating costs, including freight, supplies, and equipment repairs. Labor costs increased as staffing levels were expanded to support customer demand. In addition, productivity was impacted by the time required for newly hired employees to reach targeted productivity levels.
Selling, General, and Administrative Expenses increased $6.0 million, largely driven by employee compensation cost, including variable compensation associated with financial results during the period and expectations for full-year performance.
Depreciation and Amortization decreased $2.0 million, as certain assets previously placed into service have become fully depreciated.

PLASTICS SEGMENT RESULTS
The following table summarizes Plastics segment operating results for the nine months ended September 30, 2026 and 2025:

(in thousands)	2026	2025	$ change	% change

Operating Revenues	$312,024	$341,548	$(29,524)	(8.6)%
Cost of Products Sold (excluding depreciation)	141,911	131,155	10,756	8.2
Selling, General, and Administrative Expenses	16,795	15,755	1,040	6.6
Depreciation and Amortization	5,206	4,771	435	9.1
Legal Settlement Expenses	103,500	—	103,500	n/m
Operating Income	44,612	189,867	(145,255)	(76.5)
Interest Expense	(617)	(539)	(78)	14.5
Other Income	2	4	(2)	n/m
Income Before Income Taxes	43,997	189,332	(145,335)	(76.8)
Income Tax Expense	12,168	49,294	(37,126)	(75.3)
Net Income	$31,829	$140,038	$(108,209)	(77.3)%
Operating Revenues decreased $29.5 million compared to the same period last year, primarily reflecting a 14% decrease in average sales prices. The impact of lower average sales prices was partially offset by a 6% increase in sales volumes. Higher sales volumes were primarily driven by leveraging the additional capacity added at our Phoenix facility.
Cost of Products Sold increased $10.8 million primarily due to an increase in sales volumes, as described above, as well as increases in freight, labor, and overhead costs. The cost of PVC resin and other input materials decreased 2%, which partially offset the impact of increased sales volumes.
Legal Settlement Expenses reflect a loss recognized in the period in connection with the U.S. PVC pipe antitrust class action lawsuit. In the second quarter of 2026, we entered into settlement agreements with each of the three putative classes in the U.S. PVC pipe antitrust class action lawsuit. In connection with these matters, we recognized an estimated pre-tax loss in the amount of $103.5 million during the period. See Note 10 to the consolidated financial statements for additional information regarding the lawsuit and related settlements.
Income Tax Expense decreased $37.1 million compared to the same period last year. Income tax expense for the nine months ended September 30, 2026 included discrete tax benefits of $26.3 million recognized in connection with the settlement agreements executed in the period.
CORPORATE COSTS
The following table summarizes Corporate operating results for the nine months ended September 30, 2026 and 2025:

(in thousands)	2026	2025	$ change	% change

General and Administrative Expenses	$13,761	$13,253	$508	3.8%
Depreciation and Amortization	222	161	61	37.9%
Operating Loss	(13,983)	(13,414)	(569)	4.2%
Interest Expense	(299)	(272)	(27)	9.9%
Nonservice Cost Components of Postretirement Benefits	(846)	(818)	(28)	3.4%
Other Income (Expense), net	11,840	12,510	(670)	(5.4)%
Net Loss Before Income Taxes	(3,288)	(1,994)	(1,294)	64.9%
Income Tax Benefit	(3,135)	(5,934)	2,799	(47.2)%
Net Income (Loss)	$(153)	$3,940	$(4,093)	n/m
Other Income (Expense), net decreased $0.7 million primarily due to lower investment income driven by lower amounts of cash available for investment.
Income Tax Benefit decreased $2.8 million compared to the same period last year due to the internal allocation of interim tax expense.

REGULATORY MATTERS
The following provides a summary of general rates, rate rider, and other regulatory filings that have or are expected to have a material impact on our operating results, financial position, or cash flows.
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
On March 10, 2026, the SDPUC approved a settlement agreement between OTP and the commission staff in the general rate case. The key provisions of the order included a net increase in annual revenue of $3.3 million, or 7.7%, based on a return on rate base of 7.09%. Through the settlement of the case, the parties also agreed to a moratorium on increases to base rates until December 1, 2029, with certain exceptions. New base rates in South Dakota went into effect on April 1, 2026, and interim rate refunds totaling $0.8 million were refunded to customers.
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
In a filing submitted to the MPUC on August 31, 2026, OTP revised its requested net annual revenue increase to $38.7 million to reflect updates and adjustments made since the initial filing.
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

ECO - 2026	MN	Requested	04/01/26	10.6	12/01/26	Recovery of energy conservation improvement costs as well as a demand-side management financial incentive.
ECO - 2025	MN	Approved	04/01/25	9.5	12/01/25	Recovery of energy conservation improvement costs as well as a demand-side management financial incentive.
TCR - 2026	MN	Requested	03/23/26	7.4	01/01/27	Recovery of transmission project costs.
EUIC - 2025	MN	Approved	05/03/24	4.1	02/01/25	Recovery of advanced metering infrastructure, outage management system, geographic information system, and demand-response projects.
TCR - 2027	ND	Requested	09/11/26	6.5	01/01/27	Recovery of transmission project costs.
TCR - 2026	ND	Approved	09/15/25	5.1	02/01/26	Recovery of transmission project costs.
MDT - 2026	ND	Approved	08/01/25	3.7	01/01/26	Recovery of advanced metering infrastructure and demand-response projects.
TCR - 2025	ND	Approved	09/16/24	3.1	01/01/25	Recovery of transmission project costs.
PIR - 2025	SD	Approved	12/20/24	3.2	09/01/25
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
The major requests in the plan include:
•The addition of a 50-megawatt natural gas plant, expected to be placed into service in 2031 or 2032;
•The addition of a 50-megawatt wind generation facility, expected to be placed in service in 2035; and
•The addition of a 50-megawatt wind generation facility, expected to be placed in service in 2040.
We currently anticipate the MPUC will hold deliberations and render a decision on the IRP in 2027.
ENVIRONMENTAL REGULATION
Regional Haze Rule (RHR)
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
Coyote Station is subject to assessment in this implementation period. The ND Department of Environmental Quality submitted the ND State Implementation Plan (SIP) in August 2022. In December 2024, the EPA published its ruling on the ND SIP, partially approving and partially disapproving of the plan. Specific to Coyote, the EPA ruled that the ND SIP relied on non-statutory methods to reject the implementation of emission controls. The EPA has two years from the date of publication of its partial disapproval to publish a Federal Implementation Plan, which could include additional emission controls at Coyote Station.
On April 30, 2025, the EPA granted the Coyote Station co-owners’ request to reconsider the partial disapproval of the ND SIP.
On September 9, 2026, the EPA published a proposed rule repealing its December 2024 partial disapproval of the ND SIP. Based on its reconsideration, the EPA is proposing to agree with North Dakota’s conclusion that no additional emission control measures are necessary.

At this time, the final resolution of regional haze compliance in North Dakota, and specifically the impact, if any, on the operations of Coyote Station, is uncertain.
Clean Air Act
In May 2024, the EPA finalized new regulations under Section 111 of the Clean Air Act to regulate greenhouse gas (GHG) emissions from existing and new fossil fuel-based power plants. The rule establishes CO2 emission reduction requirements of existing coal-fired power plants based on the date the plant will cease operations. Coyote Station and Big Stone Plant are within the scope of the regulation.
On June 17, 2025, the EPA published a proposed rule that would repeal all GHG emission standards for fossil fuel-fired power plants. As an alternative, the EPA also proposed to repeal only the emission guidelines applicable to existing fossil fuel-fired steam generating units.
On September 17, 2026, the EPA published a final rule repealing most provisions of the 2024 GHG rule, thereby eliminating the emission guidelines for existing fossil fuel-fired power plants. However, following the issuance of the new regulations, several industry groups filed lawsuits challenging the regulation. At this time, whether the final rule will be upheld, and the ultimate impact on the operations of Coyote Station and Big Stone Plant is uncertain.
Also on September 17, 2026, the EPA released a supplemental proposal to repeal all remaining GHG emission requirements for power plants promulgated under Section 111 of the Clean Air Act. As a basis for a full repeal, EPA proposes to find that Section 111 of the Clean Air Act does not authorize it to regulate emissions from power plants in response to global climate change. The proposed rule has not yet been finalized.

LIQUIDITY
LIQUIDITY OVERVIEW
We believe our financial condition is strong and our cash and cash equivalents, other liquid assets, operating cash flows, existing lines of credit, access to capital markets, and borrowing ability because of investment-grade credit ratings, when taken together, provide us ample liquidity to conduct our business operations, fund our capital expenditure program, and satisfy our obligations as they become due. Our liquidity, including our operating cash flows and access to capital markets, could be impacted by macroeconomic factors outside of our control, including higher interest rates and debt capital costs, and diminished credit availability. In addition, our liquidity could be impacted by non-compliance with certain financial covenants under our various debt instruments.
During the second quarter of 2026, the Company entered into settlement agreements with each of the three putative classes in the U.S. PVC pipe antitrust class action lawsuit. Subject to the satisfaction of certain conditions and final court approval, the Company agreed to pay an aggregate of $103.5 million to resolve all claims against it in the litigation.
In accordance with the terms of the agreements, the Company has deposited $103.5 million into settlement fund escrow accounts, which was classified as restricted cash on the consolidated balance sheets as of September 30, 2026. The deposited funds remained restricted in escrow pending final court approval and completion of the settlement process.
Each of the three settlement agreements received final court approval and following approval was subject to 30-day appeal period. As of the date of this filing, the appeal periods for all three settlement agreements have expired and no appeals were filed. Upon the expiration of the applicable appeal periods, the $103.5 million of settlement funds were no longer subject to restriction, and the related settlement obligations were satisfied.
Despite the aggregate settlement payments made during the period, we believe our liquidity position remains strong due to available cash balances and borrowing capacity under our credit facilities. The related settlement expenses also did not materially affect debt covenant calculations under the Company's financing agreements. As of September 30, 2026, we were in compliance with all financial covenants (see the Financial Covenants section under Capital Resources below).
The following table presents the status of our lines of credit as of September 30, 2026:

		2026
(in thousands)	Borrowing Limit	Amount Outstanding	Letters of Credit	Amount Available

OTC Credit Agreement	$170,000	$—	$—	$170,000
OTP Credit Agreement	220,000	28,727	12,765	178,508
Total	$390,000	$28,727	$12,765	$348,508

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
As of September 30, 2026, we had $348.5 million of available liquidity under our credit facilities and $253.3 million of available cash, cash equivalents and marketable securities, resulting in total available liquidity of $601.8 million.
CASH FLOWS
The following is a discussion of our cash flows for the nine months ended September 30, 2026 and 2025:

(in thousands)	2026	2025

Net Cash Provided by Operating Activities	$307,895	$288,949

Net Cash Provided by Operating Activities increased $18.9 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily due to a decrease in working capital requirements, largely driven by the timing of the recovery of fuel cost and rider revenues from our utility customers. Net cash provided by operating activities in our Electric segment is regularly affected by the timing of payments made for operating costs and the various mechanisms used to recover costs from or return amounts to our utility customers. The timing of recoveries and refunds can vary by the recovery or refund mechanism. Due to the numerous factors that impact the timing of our cash receipts and cash payments, our cash provided by operating activities can vary significantly from our net income for the period.

(in thousands)	2026	2025

Net Cash Used in Investing Activities	$446,195	$216,014

Net Cash Used in Investing Activities increased $230.2 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily reflecting higher capital expenditures. Capital expenditures increased $238.3 million, including a $229.7 million increase in our Electric segment. Electric segment capital expenditures primarily related to the continued investments in our Abercrombie and Solway solar projects, as well as investments in various transmission and other infrastructure projects. Investing activities during the nine months ended September 30, 2026 also reflect the maturity of our $55.0 million investment in U.S. treasuries, and a subsequent $47.5 million investment in U.S. treasuries made to secure a fixed rate of return until their maturity in March 2028.

(in thousands)	2026	2025

Net Cash Provided by (Used in) Financing Activities	$61,436	$(41,800)

Net Cash Provided by Financing Activities for the nine months ended September 30, 2026 included the issuance of $170.0 million of long-term debt at OTP, the proceeds of which were used to repay short-term borrowings under the OTP credit agreement, fund Electric segment construction expenditures, and support operating activities. We manage the capital structure of OTP independent from our consolidated financial position to ensure compliance with the capital structure approved through regulation; therefore, our decision to issue long-term debt at OTP is not impacted by our consolidated cash and cash equivalent position.
Financing activities for the nine months ended September 30, 2026 also included net repayments of short-term debt of $31.5 million and dividend payments of $72.8 million. Financing activities for the nine months ended September 30, 2025 included the issuance of $100.0 million of long-term debt at OTP, net repayments of short-term debt of $69.6 million and dividend payments of $66.0 million.

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
During the second quarter of 2026, the Company entered into settlement agreements in the U.S. PVC pipe antitrust class action lawsuit and agreed to pay an aggregate of $103.5 million to resolve all claims asserted against it. All settlement agreements have received final court approval, and following approval were each subject to a 30-day appeal period. As of the date of this filing, the appeal periods for all settlement agreements have expired and no appeals were filed. Upon the expiration of the applicable appeal periods, the $103.5 million of settlement funds previously deposited in escrow were no longer subject to restriction and the related settlement obligations were satisfied.
Our contractual obligations as of December 31, 2025 are included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2025. There were no material changes in our contractual obligations outside of the ordinary course of business during the nine months ended September 30, 2026, except for the land leases and settlement payments described above.
COMMON STOCK DIVIDENDS
We paid dividends to our shareholders totaling $72.8 million, or $1.7325 per share, in the first nine months of 2026. The determination of the amount of future cash dividends to be paid will depend on, among other things, our financial condition, our actual or expected level of earnings and cash flows from operations, the level of our capital expenditures, and our future business prospects. As a result of certain statutory limitations or regulatory or financing agreements, the amount of dividends we are allowed to pay could be restricted. See Note 11 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information. The decision to declare dividends is reviewed quarterly by our Board of Directors.

CAPITAL RESOURCES
Financial flexibility is provided by operating cash flows, unused lines of credit, and access to capital markets, and is aided by strong financial coverages and investment-grade credit ratings. Debt financing will be required in the next five years to refinance maturing debt and to finance our capital investments. Our financing plans are subject to change and are impacted by our planned level of capital investments and decisions to reduce borrowings under our lines of credit, to refund or retire early any of our outstanding debt, to complete acquisitions, or to use capital for other corporate purposes.
REGISTRATION STATEMENTS
On May 3, 2024, we filed two registration statements with the SEC, replacing two previously filed registration statements upon their expiration. The first statement, a shelf registration, allows us to offer for sale, from time to time, either separately or together in any combination, equity, debt, or other securities described in the registration statement. No new debt or equity has been issued pursuant to the registration statement. The second registration statement allows for the issuance of up to 1,500,000 common shares under our Automatic Dividend Reinvestment and Share Purchase Plan, which provides our common shareholders, retail customers of OTP, and other interested investors a method of purchasing our common shares by reinvesting their dividends and/or making optional cash investments. Shares purchased under the plan may be newly issued common shares or common shares purchased on the open market. As of September 30, 2026, there were 1,260,036 shares available for purchase or issuance under the plan. Both registration statements expire in May 2027.
SHORT-TERM DEBT
OTC and OTP are each party to a credit agreement (the OTC Credit Agreement and the OTP Credit Agreement, respectively) which each provide for unsecured revolving lines of credit. The following is a summary of key provisions and borrowing information as of and for the nine months ended September 30, 2026:

(in thousands, except interest rates)	OTC Credit Agreement	OTP Credit Agreement

Borrowing Limit	$170,000	$220,000
Borrowing Limit if Accordion Exercised[1]	290,000	300,000
Amount Restricted Due to Outstanding Letters of Credit as of September 30, 2026	—	12,765
Amount Outstanding as of September 30, 2026	—	28,727
Average Amount Outstanding During the Nine Months Ended September 30, 2026	—	50,738
Maximum Amount Outstanding During the Nine Months Ended September 30, 2026	$—	$127,338
Interest Rate as of September 30, 2026	5.41%	5.51%
Maturity Date	December 11, 2030	December 11, 2030

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
As of September 30, 2026, we had $1.2 billion of principal outstanding under long-term debt arrangements. These instruments generally provide for unsecured borrowings at fixed rates of interest with maturities ranging from 2026 to 2056. Note 7 to our consolidated financial statements included in this Quarterly Report on Form 10-Q includes additional information regarding these long-term debt instruments.
Financial Covenants
Certain of our short- and long-term debt agreements require OTC and OTP to maintain certain financial covenants. As of September 30, 2026, we were in compliance with these financial covenants as further described below:
OTC, under its financial covenants, may not permit its ratio of interest-bearing debt to total capitalization to exceed 0.60 to 1.00 or 0.65 to 1.00, depending on the debt agreement, may not permit its interest and dividend coverage ratio to be less than 1.50 to 1.00, and may not permit its priority indebtedness to exceed 10% of its total capitalization. As of September 30, 2026, OTC's interest-bearing debt to total capitalization was 0.40 to 1.00, OTC's interest and dividend coverage ratio was 4.53 to 1.00, and OTC had no priority indebtedness outstanding.
OTP, under its financial covenants, may not permit its ratio of interest-bearing debt to total capitalization to exceed 0.60 to 1.00 or 0.65 to 1.00, depending on the debt agreement, may not permit its interest and dividend coverage ratio to be less than 1.50 to 1.00, and may not permit its priority indebtedness to exceed 20% of its total capitalization. As of September 30, 2026, OTP's interest-bearing debt to total capitalization was 0.46 to 1.00, OTP's interest and dividend coverage ratio was 2.72 to 1.00, and OTP had no priority indebtedness outstanding.
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
Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) as of September 30, 2026, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2026.
Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2026 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Several class action complaints had previously been filed against Northern Pipe Products, Vinyltech Corporation, Otter Tail Corporation, and over twenty other parties. The complaints allege, among other things, that our companies and the other defendants and alleged co-conspirators conspired to fix, raise, maintain, and stabilize the price of PVC municipal water, PVC plumbing pipe, PVC pipe fixtures, and PVC conduit pipe in violation of United States federal and state antitrust laws, Canadian competition laws, and consumer protection and competition laws. During the second quarter of 2026, the Company entered into settlement agreements with each of the three putative classes in the U.S. PVC pipe antitrust class action lawsuit.
All settlement agreements have received final court approval and following approval were subject to a 30-day appeal period. As of the date of this filing, the appeal periods for all settlement agreements have expired and no appeals were filed. Upon the expiration of the applicable appeal periods, the previously deposited settlement funds were no longer subject to restriction and the related settlement obligations were satisfied.
See Note 10, Commitments and Contingencies, to the consolidated financial statements, which are incorporated herein by reference, for further discussion of this matter and other related matters.

ITEM 1A.	RISK FACTORS
There have been no material changes from the risk factors disclosed in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Otter Tail Corporation common shares were made on the open market during the three months ended September 30, 2026 as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)

July 2026(1)	16,276	$89.82	—	$—
August 2026	—	—	—	—
September 2026	—	—	—	—
Total	16,276	$89.82	—	$—

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

Dated: November 4, 2026